Form 10-Q
period 2014-06-30
Townsquare Media, Inc.
filed 2014-08-07
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2014
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number 333-197002
Townsquare Media, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	4832 (Primary Standard Industrial Classification Code Number)	27-1996555 (I.R.S. Employer Identification No.)
240 Greenwich Avenue Greenwich, Connecticut 06830 (203) 861-0900 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices) __________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of August 7, 2014, the registrant had 16,684,206 outstanding shares of common stock consisting of: (i) 8,767,242 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 4,894,480 shares of Class C common stock, par value $0.01 per share. The registrant also had 9,508,878 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands)
(unaudited)

	December 31, 2013	June 30, 2014
ASSETS
Current assets:
Cash	$45,647	$47,696
Accounts receivable, net of allowance of $2,914 and $2,678, respectively	56,994	63,616
Prepaid expenses and other current assets	8,298	9,123
Total current assets	110,939	120,435

Property and equipment, net	96,294	93,513
Intangible assets, net	501,899	501,303
Goodwill	217,150	217,457
Deferred financing costs, net	12,357	11,353
Investments	234	484
Other assets	330	265
Total assets	$939,203	$944,810

LIABILITIES AND MEMBERS’ EQUITY
Current liabilities:
Accounts payable	$8,640	$9,526
Current portion of long-term debt	2,186	2,186
Deferred revenue	9,396	7,304
Accrued expenses and other current liabilities	22,820	18,111
Accrued interest	9,411	9,328
Total current liabilities	52,453	46,455
Long-term debt, less current portion, (inclusive of bond premium of $8,898 and $8,050, respectively)	651,286	651,138
Other long-term liabilities	933	933
Total liabilities	704,672	698,526
Commitments and contingencies (See Note 11)
Members’ equity:
Controlling interest	234,039	245,418
Non-controlling interest	492	866
Total liabilities and members’ equity	$939,203	$944,810

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Net revenue	$72,479	$106,267	$125,952	$185,428

Operating costs and expenses:
Direct operating expenses, excluding depreciation and amortization	49,632	71,478	90,108	129,220
Depreciation and amortization	3,415	4,332	7,441	8,718
Corporate expenses (including stock-based compensation expense of $159 for the six months ended June 30, 2014)	4,812	6,156	8,603	11,593
Transaction and other restructuring costs	77	(10)	78	18
Net gain on sale of assets	(7)	(26)	(52)	(136)
Total operating costs and expenses	57,929	81,930	106,178	149,413
Operating income	14,550	24,337	19,774	36,015

Other expenses:
Interest expense, net	7,475	12,122	14,884	24,202
Net loss on derivative instruments	—	—	1	—
Other expense, net	37	—	49	37
Income before income taxes	7,038	12,215	4,840	11,776
Provision for income taxes	85	91	170	182
Net income	$6,953	$12,124	$4,670	$11,594

Pro forma C Corporation data (unaudited)
Historical income before income taxes	$7,038	$12,215	$4,840	$11,776
Pro forma income taxes	2,738	4,752	1,883	4,581
Pro forma net income	$4,300	$7,463	$2,957	$7,195

Pro forma net income per share:
Basic		$0.95		$0.91
Diluted		$0.43		$0.41
Weighted average shares outstanding:
Basic		7,896		7,892
Diluted		17,405		17,401
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF MEMBERS’ EQUITY
(in Thousands)
(unaudited)

	Controlling Interest	Non-Controlling Interest
Balance at December 31, 2013	$234,039	$492
Units issued from Treasury	159	—
Net income	11,220	374
Balance at June 30, 2014	$245,418	$866

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net income	$4,670	$11,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,441	8,718
Amortization of deferred financing costs	1,018	1,263
Provision for doubtful accounts	744	964
Stock-based compensation expense	—	159
Non-cash interest expense	—	691
Loss on derivative instruments	1	—
Net gain on sale of assets	(52)	(136)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,710)	(7,954)
Prepaid expenses and other assets	(583)	(1,026)
Accounts payable	(268)	886
Accrued expenses	412	(6,450)
Accrued interest	21	(84)
Other long-term liabilities	(978)	—
Net cash provided by operating activities	4,716	8,625

Cash flows from investing activities:
Payments for acquistions, net of cash received	(1,031)	(849)
Acquisition of intangibles	—	(200)
Purchase of property and equipment	(3,993)	(4,628)
Proceeds from sale of assets	115	199
Net cash used in investing activities	(4,909)	(5,478)

Cash flows from financing activities:
Repayment of bank debt	(510)	(765)
Debt financing costs paid	(144)	(259)
Repayments of capitalized obligations	(71)	(74)
Net cash used in financing activities	(725)	(1,098)
Net (decrease) increase in cash	(918)	2,049
Cash:
Beginning of period	22,305	45,647
End of period	$21,387	$47,696

Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$13,819	$22,329
Income taxes	423	364

Barter transactions:
Barter revenue – included in net revenue	$3,987	$6,040
Barter expense – included in direct operating expenses	3,624	5,289
See Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Description of Business

On July 25, 2014, Townsquare Media, LLC (and its consolidated subsidiaries, except as the context may otherwise require, the "we", "us", "our", "Company", "Townsquare", "Townsquare Media", or "Ultimate Parent") a Delaware limited liability company organized in 2010, converted to Townsquare Media, Inc. An indirect, wholly owned subsidiary of Townsquare, Townsquare Radio, LLC, together with Townsquare Radio, Inc. are the co-borrowers under the Senior Credit Facility and co-issuers of our 9.00% Senior Notes due in 2019. Unless the context requires otherwise, references in this quarterly report to the "borrower" and "Townsquare Radio" relate to Townsquare Radio, LLC.

Nature of Business

The Company is an integrated and diversified media and entertainment and digital marketing services company that owns and operates market leading radio stations, digital and social properties and live events in small and mid-sized markets across the United States, delivering national scale and expertise to the communities it serves on a local level. As of June 30, 2014, the Company owned and operated 311 radio stations, over 325 search engine and mobile-optimized local websites and approximately 500 live events in 66 small and mid-sized U.S. markets, making the Company the third largest owner of radio stations in the United States by number of radio stations owned.  We supplement our local offerings with the nationwide reach of our owned, operated and affiliated music and entertainment websites, which, on a combined basis, attracted approximately 78 million U.S. based unique visitors in June 2014 as well as certain larger scale live events.  Funds managed by Oaktree Capital Management are the Company’s largest equity holder.

Initial Public Offering

On July 29, 2014, the Company closed its initial public offering, ("IPO"), of 8,333,333 shares of common stock, at an offering price of $11.00 per share. Immediately following the offering the Company had 8,767,242 shares of Class A Common Stock, 3,022,484 shares of Class B Common Stock and 4,894,480 shares of Class C Common Stock outstanding as well as 9,508,878 shares of Class A common stock issuable upon the exercise of warrants at a de minimis price per share.  The foregoing share totals include 186,921 shares of Class A Common Stock and 267,624 shares of Class B Common Stock granted to certain members of management in exchange for equity compensation arrangements previously outstanding prior to the conversion to a Delaware corporation.  The foregoing share totals exclude 3,073,583 of Class A common stock and 3,876,040 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of $11.00 per share.  The foregoing share totals include no shares that may be issued in connection with the underwriters’ option to purchase up to 1,250,000 additional shares from the Company in connection with the initial public offering. The Company's shares are traded on NYSE under the symbol "TSQ". The Company received proceeds from the IPO of $82.2 million, net of underwriting discounts and commissions of $6.4 million and estimated offering expenses of $3.0 million. Offering expenses incurred as of June 30, 2014 of $1.0 million were recorded as current assets and future offering expenses of approximately $2.0 million, will be reclassified as a reduction in paid-in capital.

Additionally, in connection with the IPO, Townsquare Media, LLC converted into a Delaware corporation and was renamed Townsquare Media, Inc. Pursuant to the conversion, each unit and warrant to purchase units of Townsquare Media, LLC was exchanged for a number of shares of Class A, Class B or Class C common stock, of Townsquare Media Inc. and warrants to purchase shares of Class A common stock of Townsquare Media, Inc. The conversion was structured to retain the relative equity interests of each of the respective equityholders of Townsquare Media, LLC in Townsquare Media, Inc.

The accompanying consolidated financial statements are presented pre-conversion as Townsquare Media, LLC.

2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies since December 31, 2013. For our detailed accounting policies please refer to the Company's consolidated financial statements and related notes to audited consolidated financial statements included in the Company's prospectus filed with the SEC on July 25, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act") for the year ended December 31, 2013.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, “Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In April, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

3. Interim Financial Data

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes to audited consolidated financial statements included in the Company's prospectus filed with the SEC on July 25, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act") for the year ended December 31, 2013. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for completed financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three and six months ended June 30, 2014 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the

Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2014. The consolidated balance sheet as of December 31, 2013 is derived from the audited financial statements at that date.

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its significant estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, contingencies, litigation and purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates under different assumptions or conditions.

4. Business Acquisitions

Country Jam Acquisition: On July 12, 2013, the Company, through a subsidiary of Townsquare Live Events LLC ("Townsquare Live Events"), purchased substantially all of the assets of Townsquare Live Events Colorado, LLC ("Country Jam"), a Colorado-based annual music festival, for $4.1 million, net of adjustments of $0.6 million. Approximately $3.7 million was paid through closing and $0.4 million was paid following the event in June 2014. The Company estimated the fair value of acquired trademarks using the relief from royalty method. This transaction has been accounted for as a business combination with $2.0 million allocated to the trademark and $2.7 million allocated to goodwill.

The purchase price allocation is as follows:

(in thousands)
Trademark	$1,951
Goodwill	2,749
Deferred revenue	(583)
Total purchase price	$4,117

Peak Acquisition: On November 14, 2013, the Company acquired, in a business combination, 100% of the equity interests of Peak, which owns 6 radio stations in Boise, Idaho and 5 radio stations in Fresno, California, for approximately $33.9 million of cash and 2,582,398 of Class A Common Units and 2,582,398 Class A Preferred Units (or warrants to purchase the same) of the Ultimate Parent, which were valued at approximately $16.2 million. The value of the Company’s equity was determined based upon a multiple of Direct Profit. We define Direct Profit as net income before the deduction of income taxes, other expense, net, net loss on derivative instruments, interest expense, net, transaction and other restructuring costs, corporate expenses, net gain on sale of assets and depreciation and amortization. In valuing the equity securities that were part of the consideration transferred, we utilized the acquisition date fair value measured in accordance with the principles of Accounting Standards Codification ("ASC") Topic 820 which reflects fair value measured from the perspective of a market participant that holds the equity securities as an asset. The valuation methodology used an income approach which took into account the pro forma Direct Profit for the trailing twelve months and applying a market participant multiple selected from a range of multiples observed for comparable companies to determine an enterprise value. Enterprise value was adjusted for cash on hand, and indebtedness to determine the equity value. The selection of the multiple used required significant judgment.

Prior to the Company’s consummation of Peak, Oaktree owned 33% of the equity of Peak. For financial reporting purposes, the equity interest owned by Oaktree was transferred to the Company and accounted for as a transaction between entities under common control. Upon consummation of the Peak transaction, the Company obtained a controlling interest in Peak, which was subsequently renamed Lyla Acquisition Company, LLC ("Lyla").

In connection with this transaction, Townsquare Radio borrowed $37.0 million in incremental term loans under the Company’s existing Credit Agreement with a syndicate of banks, led by General Electric Capital as Administrative Agent (see Note 7—Long-Term Debt).

The purchase price was allocated to the tangible and intangible assets and liabilities at their fair value at the date of acquisition, with any excess of the purchase price over the net assets acquired reported as goodwill. The valuation considered a number of factors, including valuations or appraisals, in determining the fair values of individual assets. The fair value of the FCC licenses was determined using an income approach, which attempts to isolate the income that is attributable to the FCC licenses at the unit of account level, which was determined to be the geographic market level, the lowest level for which the Company had identifiable cash flows. The fair value was calculated by estimating and discounting the cash flows that a typical market participant would assume could be available from similar radio stations operated as part of a group of commonly owned radio stations in a similar sized geographic radio market. The Company believes this method of valuation provides the best estimate of the fair value of the FCC licenses.

The purchase price and fair value of previously owned interests is as follows:

(in thousands)
Accounts receivable	$3,499
Other current assets	241
Property and equipment	8,364
Goodwill	25,802
Other intangibles – advertising relationships	400
FCC licenses	14,500
Accounts payable and accrued expenses	(2,657)
Total	$50,149

Cumulus II Acquisition: On November 14, 2013, the Company through its subsidiary, Zader Acquisition Company, LLC ("Zader"), acquired through an asset purchase, certain radio stations and related assets and liabilities of Cumulus, Inc. and its subsidiaries ("Cumulus II"). The Company acquired substantially all of the assets and liabilities of 50 radio stations in Danbury, Connecticut; Rockford, Illinois; Cedar Rapids and Waterloo, Iowa; Quad Cities, Iowa-Illinois; Portland, Maine; Battle Creek, Kalamazoo and Lansing, Michigan; Faribault-Owatonna and Rochester, Minnesota; and Portsmouth-Dover-Rochester, New Hampshire, for approximately $235.9 million in cash, net of adjustments at closing.

In connection with this transaction, the Company and Townsquare Radio entered into a number of financing commitments with various financial institutions. Townsquare Radio borrowed $65.0 million in incremental term loans under the Company’s existing Credit Agreement with a syndicate of banks, led by General Electric Capital as Administrative Agent (see Note 7—Long-Term Debt). Additionally, Townsquare Radio issued $145.9 million of 9% Unsecured Senior Notes due in April 2019 as an add-on to our existing Notes. The Company made a capital contribution of $30.0 million of 10.0% Senior PIK Notes due in 2019 with MIHI, LLC, BlackRock Kelso Corporation and Grace Bay Holdings II, LLC, to complete the financing for the transaction.

The purchase price was allocated to the tangible and intangible assets and liabilities at their fair value at the date of acquisition, with any excess of the purchase price over the net assets acquired reported as goodwill. The valuation considered a number of factors, including valuations or appraisals, in determining the fair values of individual assets. The fair value of the FCC licenses was determined using an income approach, which attempts to isolate the income that is attributable to the FCC licenses at the unit of account level, which was determined to be the geographic market level, the lowest level for which the Company had identifiable cash flows. The fair value was calculated by estimating and discounting the cash flows that a typical market participant would assume could be available from similar radio stations operated as part of a group of commonly owned radio stations in a similar sized geographic radio market. The Company believes this method of valuation provides the best estimate of the fair value of the FCC licenses.

The purchase price allocation for the acquisitions described is as follows:

(in thousands)
Accounts receivable	$9,677
Other current assets	521
Property and equipment	16,436
Goodwill	101,022
Other intangibles – advertising relationships	4,400
FCC licenses	107,500
Accounts payable and accrued expenses	(3,642)
Total purchase price	$235,914
As a result of the above transaction, KCRR(FM), KKHQ(FM) and KOEL(FM) in Waterloo, Iowa, were placed into a trust pursuant to a trust agreement which comply with Communications Laws.

Cumulus Asset Exchange: On November 14, 2013, the Company purchased through an asset exchange, the assets and certain liabilities, including 15 radio stations owned by Cumulus, Inc. and its subsidiaries ("Cumulus") in and around Dubuque, Iowa and Poughkeepsie, New York. In exchange for these assets and liabilities, the Company agreed to transfer to Cumulus the assets and certain liabilities, including 5 radio broadcast stations in Fresno, California acquired by the Company from Peak. In exchange of the 5 radio stations in Fresno, California, the Company used a valuation model that utilized a multiple of Direct Profit to determine the value of non-monetary assets. The Company received approximately $0.9 million in cash from Cumulus pursuant to the exchange. In valuing the non-monetary assets that were part of the consideration transferred, we utilized the acquisition date fair value measured in accordance with the principles of ASC Topic 820 which reflects fair value measured from the perspective of a market participant. The valuation methodology used an income approach which took into account the pro forma Direct Profit for the trailing twelve months and applied a market participant multiple selected from a range of multiples observed for comparable companies. The selection of the multiple used required significant judgment.

The purchase price was allocated to the tangible and intangible assets and liabilities at their fair value at the date of acquisition, with any excess of the purchase price over the net assets acquired reported as goodwill. The valuation considered a number of factors, including valuations or appraisals, in determining the fair values of individual assets. The fair value of the FCC licenses was determined using an income approach, which attempts to isolate the income that is attributable to the FCC licenses at the unit of account level, which was determined to be the geographic market level, the lowest level for which the Company had identifiable cash flows. The fair value was calculated by estimating and discounting the cash flows that a typical market participant would assume could be available from similar radio stations operated as part of a group of commonly owned radio stations in a similar sized geographic radio market. The Company believes this method of valuation provides the best estimate of the fair value of the FCC licenses.

The allocation of the purchase price and cash consideration received is as follows:

(in thousands)
Accounts receivable	$1,377
Other current assets	76
Property and equipment	3,016
Goodwill	8,945
Other intangibles – advertising relationships	500
FCC licenses	18,500
Accounts payable and accrued expenses	(248)
Total purchase price	32,166
Less: Fair value of radio stations exchanged	(33,074)
Total cash consideration received	$(908)

MAC Events Acquisition: On November 20, 2013, the Company through a wholly owned subsidiary, Townsquare Expos, LLC, acquired substantially all of the assets of MAC Events, LLC (“MAC Events”), a New Jersey-based consumer and trade show producer for approximately $3.4 million in cash, net of adjustments.

The purchase price allocation is as follows:

(in thousands)
Accounts receivable	$562
Other current assets	425
Trademark	1,073
Goodwill	2,947
Deferred revenue	(1,313)
Accounts payable	(307)
Total purchase price	$3,387

Pro-Forma Results: The following table illustrates the unaudited pro forma information reflecting net revenue and net income for the three and six months ended June 30, 2013 and 2014 as if Country Jam, Peak, Cumulus II, Cumulus Asset Exchange and MAC Events, as well as certain other non-significant transactions had occurred on January 1, 2013. The unaudited pro forma amounts are for information purposes only and do not purport to represent what the Company’s actual results of operations would have been if the transactions had been completed as of January 1, 2013 or any other historical date, nor is it reflective of the Company’s expected actual results of operations for any future periods.

	(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net revenue	$98,552	$106,267	$171,014	$185,428
Net income	13,577	12,124	13,895	11,594

5. Property and Equipment

	(in thousands)
	December 31, 2013	June 30, 2014
Land and improvements	$25,640	$25,659
Buildings and leasehold improvements	29,438	29,699
Broadcast equipment	69,095	69,867
Computer and office equipment	6,791	7,499
Furniture and fixtures	3,728	4,739
Vehicles	2,819	3,050
Software development costs	9,560	11,372
	147,071	151,885
Less: Accumulated depreciation and amortization	(50,777)	(58,372)
Property and equipment, net	$96,294	$93,513

Depreciation and amortization expense for the three months ended June 30, 2013 and 2014 was $3.2 million and $3.8 million, as compared to $6.9 million and $7.7 million for the six months ended June 30, 2013 and 2014, respectively.

6. Goodwill and Other Intangible Assets

Indefinite-lived assets consist of FCC broadcast licenses and goodwill. FCC licenses represent a substantial portion of the Company’s total assets. The FCC licenses are renewable in the ordinary course of business, generally for a maximum of eight years. The fair value of FCC licenses is primarily dependent on the future cash flows of the radio markets and other assumptions, including, but not limited to, forecasted revenue growth rates, market shares, profit margins and a risk-adjusted discount rate.

The Company has selected December 31st as the annual valuation date. Based on the results of the Company’s 2013 annual impairment evaluations, the fair values of the Company’s goodwill and FCC licenses exceeded their carrying values and, therefore, no impairment of these assets had occurred as of the dates of the annual tests. If market conditions and operational performance of the Company’s reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would reduce the fair value of its goodwill and intangible assets below the amounts reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.

The following represents the changes in goodwill for the six months ended June 30, 2014:

(in thousands)
Balance, January 1, 2014	$217,150
Live Events acquisitions	307
Balance, June 30, 2014	$217,457

Intangible assets consist of the following:

		(in thousands)
	Estimated Useful Life	December 31, 2013	June 30, 2014
Intangible Assets:
FCC licenses	Indefinite	$487,794	$487,794
Customer and advertising relationships	10 years	14,317	14,317
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	637	637
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademark	10 years	3,967	4,199
Other intangibles	3 years	—	200
Total		508,708	509,140
Less: Accumulated amortization		(6,809)	(7,837)
Net amount		$501,899	$501,303

Amortization expense for definite-lived intangible assets for the three months ended June 30, 2013 and 2014 was $0.2 million and $0.5 million, compared to $0.5 million and $1.0 million for the six months ended June 30, 2013 and 2014, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2014 is as follows:

(in thousands)
2014 (remainder)	$1,032
2015	2,063
2016	1,997
2017	1,866
2018	1,157
Thereafter	5,394
$13,509

7. Long-Term Debt
Long-term debt consisted of the following:

	(in thousands)
	December 31, 2013	June 30, 2014
Townsquare Radio:
Unsecured Senior Notes (inclusive of bond premium of $8,898 and $8,050, respectively)	$419,798	$418,950
Incremental Term Loans	202,722	201,958

Townsquare Media:
Senior PIK Notes	30,392	31,930

Capitalized obligations	560	486
	653,472	653,324
Less: current portion of long-term debt	(2,186)	(2,186)
	$651,286	$651,138

Townsquare Radio: On April 4, 2012, Townsquare Radio, issued $265.0 million of 9% Unsecured Senior Notes due April 2019 (the “Notes”). Interest is payable semiannually on April 1 and October 1, which commenced on October 1, 2012 at 9% until principal amount is due in April 2019. The net proceeds from this offering of $257.0 million were used to repay, in its entirety, the outstanding debt (excluding capitalized obligations) of Townsquare Radio's subsidiaries.

Concurrent with the issuance of the Notes, on April 4, 2012, Townsquare Radio entered into a $10.0 million Revolving Credit Facility with General Electric Capital Corporation, as administrative agent and the lenders party thereto. The Revolving Credit Facility is available to finance the working capital needs and general corporate purposes of Townsquare Radio and its subsidiaries. On July 11, 2014, Townsquare Radio entered into an amendment to the Senior Secured Credit Facility, providing for an increase in the amount of the Revolving Credit Facility from $10.0 million to $25.0 million. As of June 30, 2014, no amounts have been drawn under the Revolving Credit Facility.

On November 14, 2013 Townsquare Radio issued $145.9 million of 9% Unsecured Senior Notes due in April 2019 at a price of 106.25% as an add-on to Townsquare Radio's existing Notes. Interest is payable semiannually on April 1 and October 1, which commenced on April 1, 2014 at 9% until principal amount is due in April 2019. The net proceeds from this offering of $155.1 million (including bond premium of approximately $9.1 million), were used to finance the Cumulus II acquisition more fully described in Note 4.

The Notes are unconditionally guaranteed on a senior unsecured basis (the “Note Guarantees”) by each existing and future wholly owned domestic subsidiary of Townsquare Radio, other than for the licensed subsidiaries, that guarantees the Credit Agreement (each, a “Guarantor”). Under the Notes, Townsquare Radio is subject to an incurrence covenant based on a maximum consolidated leverage ratio of 6:00 to 1:00. While Townsquare Radio is permitted to exceed the consolidated leverage ratio of 6:00 to 1:00, Townsquare Radio is not allowed to incur any additional indebtedness while this ratio is greater than 6:00 to 1:00.

At any time prior to April 1, 2015, Townsquare Radio may redeem the Notes in whole or in part, at its option at a redemption price equal to 100% of the principal amount of such Notes plus various applicable premiums as defined, plus accrued and unpaid interest, if any, to the redemption date.

Based on available market information as of the date hereof, the Notes were trading at 110.5 as of June 30, 2014, with an estimated fair value of $508.3 million.

On July 31, 2012, Townsquare Radio, in connection with the consummation of the acquisition with Cumulus Media, Inc. and its subsidiaries ("Cumulus I"), borrowed $105.0 million in Incremental Term Loans under Townsquare Radio's existing Credit Agreement with a syndicate of banks, led by General Electric as Administrative Agent.

On November 14, 2013, Townsquare Radio borrowed $102.0 million in Incremental Term Loans as an add-on to Townsquare Radio's existing credit facility which was used to finance the Peak and Cumulus II acquisitions as more fully described in Note 4. Such incremental term loans have a maturity date of April 4, 2018 and amortize principal quarterly at a rate of 1% per annum.

The Incremental Term Loans bear interest (subsequent to an amendment entered into November 7, 2012), at Townsquare Radio's election, at the Eurodollar Rate (as defined in the Credit Agreement), plus 3.50% or the Base Rate (as defined in the Credit Agreement) plus 2.50%. As of June 30, 2014, the effective interest rate on the term loans was 3.7%.

The term loans include a requirement for mandatory prepayments of 50% of Townsquare Radio's excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as the Townsquare Radio's consolidated EBITDA less debt service costs, capital expenditures, current income taxes paid, current interest paid, losses from extraordinary items and any increases in Townsquare Radio's working capital during the period. Townsquare Radio was not required to make an excess free cash flow payment for the period ending December 31, 2013. The incremental term loans are senior secured obligations of Townsquare Radio. Townsquare Radio does not expect to make any excess cash flow prepayments in 2014 or 2015.

The term loans are guaranteed by the holdings of each subsidiary of Townsquare Radio on substantially all of the tangible and intangible assets. Under the term loans, Townsquare Radio is subject to a maximum consolidated senior secured leverage ratio of 2:40 to 1:00, as well as to negative covenants customary for facilities of this type.

Based on available market information, the estimated fair value of the incremental term loans was approximately $199.4 million as of June 30, 2014.

Townsquare Media: On November 14, 2013, Townsquare Media issued $30.0 million of 10.0% Senior PIK Notes due in September 2019. The payment of principal, premium, if any and interest on the PIK Notes is fully and unconditionally guaranteed on a senior secured basis, jointly and severally by the Company and its subsidiaries. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months, compounding quarterly each March, June, September and December of the calendar year. Accrued PIK interest at June 30, 2014 was $1.9 million.

Annual maturities of the Company's long-term debt as of June 30, 2014 are payable as follows:

(in thousands)
2014 (remainder)	$1,096
2015	2,198
2016	2,206
2017	2,126
2018	194,818
2019	442,830
$645,274

On July 29, 2014, upon completion of the Company's initial public offering, the Company used substantially all of the net proceeds, in addition to cash on hand, to pay down a portion of its outstanding debt as more fully described in Note 15.

8. Equity

Pre-Offering and Conversion to C Corporation

The equity units of the Company consist of Class A Common Units, Class B Common Units, Class A Preferred Units and Class B Preferred Units (collectively, the “Company Units”). As of December 31, 2013 and June 30, 2014, only Class A Common Units, Class B Common Units and Class A Preferred Units have been issued and are outstanding. The Company has also issued warrants for Company Units to certain of its investors. The rights and obligations related to the Company Units are set forth in the Company’s Second Amended and Restated Limited Liability Company Agreement dated as of March 15, 2011, as amended by Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement dated as of October 13, 2011 as further amended by Amendment No. 2 to the Second Amended and Restated Limited Liability Company Agreement, dated as of September 17, 2013 and as further amended by Amendment No. 3 to the Second Amended and Restated Limited Liability Company Agreement dated as of December 10, 2013 (as further amended from time to time, the “LLC Agreement”) and the Company’s Amended and Restated Security Holders Agreement dated as of August 12, 2010 (as further amended from time to time, the “Security Holders Agreement”).

All of the Company Units are non-voting interests, other than Class A Common Units, but only if such Class A Common Units are either held by (a) OCM POF IV AIF GAP Holdings, L.P., a Delaware limited partnership, and any other investment vehicle or fund managed, directly or indirectly, by Oaktree Capital Management, L.P. that at any time acquires Company Units (collectively, “OCM”) or (b) subject to the delivery of an election to hold voting securities and the satisfaction of certain regulatory criteria (which has not yet been delivered or satisfied), SOF Investments, L.P. – Private V, a Delaware limited partnership and/or any of its affiliates that at any time acquired Company Units.

Upon a liquidating distribution or in connection with any interim distributions, each of the Company’s units are entitled to participate in such distributions as follows: (i) first, all distributions are paid to the Class A Preferred Units, until an amount equal to the unreturned capital of each such Class A Preferred Unit is paid in full; $144.2 million as of June 30, 2014 (ii) second, all distributions are paid to the Class B Preferred Units, until an amount equal to the unreturned capital of each such Class B Preferred Unit is paid in full, and (iii) third, all amounts remaining to be distributed are paid to the Class A Common Units and Class B Common Units, with the Class B Common Units receiving a fixed distribution amount calculated in accordance with the LLC Agreement, and all remaining amounts being paid to the holders of Class A Common Units based upon the number of Class A Common Units held by each such holder.

The Company Units are generally subject to transfer restrictions on the terms set forth in the Security Holders Agreement, although the holders of the Company Units can generally transfer to affiliates, family members and for estate planning purposes. In addition, holders of Class A Common Units and Class A Preferred Units (other than OCM) can transfer their units to a third party in certain circumstances after complying with a right of first refusal in favor of OCM, and, in connection with a transfer of Class A Common Units and Class A Preferred Units by OCM, other holders of Class A Common Units and Class Preferred Units are generally entitled to tag-along rights that allow such holders to transfer a portion of their like-kind Company Units with OCM as well.

Holders of Class A Common Units are entitled to preemptive rights in connection with any new equity issuances of equity securities by the Company, subject to customary carve outs, and are also generally entitled to receive monthly, quarterly and annual financial statements and the annual business plan from the Company.

All Company Units are subject to a drag-along provision in favor of OCM that requires that the holders of Company Units sell their Company Units to a bona fide third-party purchaser if OCM approves such sale.

Class B Common Units are defined as a Unit representing a fractional part of the interest of a Unitholder in Profits, Losses and Distributions. The Company has issued Class B Common Units to existing employees, officers, directors, managers, other service providers of the Company and its Subsidiaries. The maximum number of Class B Common Units to be issued and outstanding at any time is limited to 10,500,000. The right of any Class B Common Unit to receive distributions is subject, among other things, the calculation of the carried interest distribution amount, as defined.

The Class B Common Units are subject to various vesting schedules subject to employment. The fair value of Class B Common Units issued in 2013 was de minimis. No amounts have been expensed due to the Company not meeting the exercisability rights that is contingent upon the occurrence of a change in control of the Company, or in certain cases, an initial public offering as outlined in the LLC Agreement. Since the contingency represents a performance condition to be determined in the future no compensation expense has been recognized.

On December 27, 2013 the Company purchased 199,333 Class A Preferred Units and 199,333 Class A Common Units from certain Company unit holders for approximately $0.2 million, which units were subsequently held in Treasury as of December 31, 2013. On January 14, 2014 the Company distributed these units to certain employees as compensation. The Company valued these units based upon the December 2013 market transaction with an unrelated third party and recorded $0.2 million in compensation expense in the first quarter of 2014.

The Company has the following units outstanding as of June 30, 2014:

2014
Class A Common	41,555,705
Class A Preferred	41,555,705
Class B Common	10,132,945
Class B Preferred	—

The following summarizes the Class B Common Units:

Balance, January 1, 2014	9,707,800
Issued	527,500
Forfeited	(102,355)
Balance, June 30, 2014	10,132,945
In addition, the Company had the following warrants to purchase units outstanding as of June 30, 2014:

2014
Warrants to purchase Class A Common	16,987,561
Warrants to purchase Class A Preferred	16,987,561

The warrant holders are entitled to substantially identical economic rights as if they held the underlying Class A Common Units and Class A Preferred Units and are also entitled to anti-dilution rights in certain events, including but not limited to stock dividends, splits or combinations. Each warrant entitles the holder to one of the underlying units for an exercise price of $0.0001 per unit and is exercisable at the holder’s option at any time upon delivery, prior to the expiration date, of the warrant, accompanied by payment of the exercise price for the number of units with respect to which the warrant is being exercised.

Post-Offering and Conversion to C Corporation

In connection with the IPO, Townsquare Media, LLC converted into a Delaware corporation and was renamed Townsquare Media, Inc. Pursuant to the conversion, each unit and warrant to purchase units of Townsquare Media, LLC was exchanged for a number of shares of Class A, Class B or Class C common stock, of Townsquare Media Inc. and warrants to purchase shares of Class A common stock of Townsquare Media, Inc. The conversion was structured to retain the relative equity interests of each of the respective equityholders of Townsquare Media, LLC in Townsquare Media, Inc. Immediately following the offering the Company had 8,767,242 shares of Class A Common Stock, 3,022,484 shares of Class B Common Stock and 4,894,480 shares of Class C Common Stock outstanding as well as 9,508,878 shares of Class A common stock issuable upon the exercise of warrants at a de minimis price per share.  The foregoing share totals include 186,921 shares of Class A Common Stock and 267,624 shares of Class B Common Stock granted to certain members of management in exchange for equity compensation arrangements previously outstanding prior to the conversion to a Delaware corporation.  The foregoing share totals exclude 3,073,583 of Class A common stock and 3,876,040 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of $11.00 per share.  The foregoing share totals include no shares that may be issued in connection with the underwriters’ option to purchase up to 1,250,000 additional shares from the Company in connection with the initial public offering as more fully described in Note 15.

9. Income Taxes

The Company is a limited liability company and has elected to be treated as a pass-through entity under the Internal Revenue Code. However, the Company's subsidiary Townsquare Media 2010, Inc. ("TMI" formerly known as Townsquare Media, Inc.) is a corporation and, as such, is required to record a provision or benefit for income taxes in the consolidated financial statements based on the results of its operations for each period. Other taxable income and losses of the Company are the responsibility of the members and are allocated to and reported on the income tax returns of the Company’s members.

As of December 31, 2013, TMI has cumulative federal and state tax loss carryforwards of $53.8 million. The utilization of TMI’s net operating loss carryforwards for federal income tax purposes is limited pursuant to the annual utilization limitations provided under the provisions of Internal Revenue Code Section 382. These loss carryforwards will expire in years 2014 through 2036. The Company’s effective tax rate is less than the statutory rate because the majority of the Company’s subsidiaries are limited liability companies, which are not subject to income taxes at the Company level.

In July 2014, upon completion of the Company's initial public offering, the Company was reorganized as a corporation and became a “C” corporation subject to federal, state and local income taxes as more fully described in Note 15.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	December 31, 2013	June 30, 2014
Accrued compensation and benefits	$11,412	$7,412
Accrued professional fees	1,476	866
Accrued commissions	1,880	2,208
Accrued taxes	952	983
Accrued music and FCC licensing	1,108	877
Accrued publisher fees	793	571
Accrued national representation fees	660	812
Accrued other	4,539	4,382
	$22,820	$18,111

11. Commitments and Contingencies

Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $3.0 million and $4.7 million for the three months ended June 30, 2013 and 2014, compared to $4.9 million and $9.4 million for the six months ended June 30, 2013 and 2014, respectively. Total rental expense includes costs incurred for live events including venue and equipment rentals.

At June 30, 2014, the total minimum annual rental commitments under noncancelable operating leases are as follows:

(in thousands)
2014 (remainder)	$4,536
2015	8,217
2016	7,509
2017	6,481
2018	5,437
Thereafter	13,478
Total minimum payments	$45,658

Future Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of June 30, 2014 is approximately $22.4 million and is expected to be paid in accordance with the agreements through October 2018.

Litigation: In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

Additionally, from time to time the Company is engaged in various legal proceedings related to the intellectual property, employee, or other matters, which are not material to the Company’s consolidated operations or financial condition.

12. Segment Reporting

The Company has one reportable segment, Local Advertising, which provides advertising via broadcast and digital delivery within our local markets. The Company reports the remainder of its business in its Other Media and Entertainment category, which principally provide live events, digital marketing services, e-commerce solutions and digital advertising services nationally. The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and measurement of performance.

The following table presents the Company’s reportable segment results for the three months ended June 30, 2013:

	(in thousands)
	Local Advertising	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended June 30, 2013
Net revenue	$57,734	$14,745	$—	$72,479
Direct operating expenses	36,338	13,294	—	49,632
Depreciation and amortization	2,782	518	115	3,415
Corporate expenses	—	—	4,812	4,812
Transaction and other restructuring costs	—	—	77	77
Net gain on sale of assets	—	—	(7)	(7)
Operating income (loss)	$18,614	$933	$(4,997)	$14,550

The following table presents the Company’s reportable segment results for the three months ended June 30, 2014:

	(in thousands)
	Local Advertising	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended June 30, 2014
Net revenue	$78,050	$28,217	$—	$106,267
Direct operating expenses	47,875	23,603	—	71,478
Depreciation and amortization	3,250	888	194	4,332
Corporate expenses	—	—	6,156	6,156
Transaction and other restructuring costs	—	—	(10)	(10)
Net gain on sale of assets	—	—	(26)	(26)
Operating income (loss)	$26,925	$3,726	$(6,314)	$24,337

The following table presents the Company’s reportable segment results for the six months ended June 30, 2013:

	(in thousands)
	Local Advertising	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Six Months Ended June 30, 2013
Net revenue	$105,058	$20,894	$—	$125,952
Direct operating expenses	70,845	19,263	—	90,108
Depreciation and amortization	5,589	1,629	223	7,441
Corporate expenses	—	—	8,603	8,603
Transaction and other restructuring costs	—	—	78	78
Net gain on sale of assets	—	—	(52)	(52)
Operating income (loss)	$28,624	$2	$(8,852)	$19,774
Capital expenditures	$1,726	$1,959	$308	$3,993

The following table presents the Company’s reportable segment results for the six months ended June 30, 2014:

	(in thousands)
	Local Advertising	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Six Months Ended June 30, 2014
Net revenue	$143,322	$42,106	$—	$185,428
Direct operating expenses	92,949	36,271	—	129,220
Depreciation and amortization	6,574	1,800	344	8,718
Corporate expenses	—	—	11,593	11,593
Transaction and other restructuring costs	—	—	18	18
Net gain on sale of assets	—	—	(136)	(136)
Operating income (loss)	$43,799	$4,035	$(11,819)	$36,015
Capital expenditures	$1,302	$2,722	$604	$4,628

13. Pro Forma C Corporation Data

Upon completion of the Company's successful initial public offering in July 2014, the Company was reorganized as a corporation and became a “C” corporation subject to federal, state and local income taxes. The pro forma tax adjustments for the periods presented are based on the historical results of operations for such periods assuming that the company was a “C” corporation throughout these periods. Such adjustments do not include the direct effect of the deferred income taxes which are required to be recorded upon the date of reorganization as a “C” corporation. At conversion, the Company established net current deferred tax assets of approximately $1.6 million, net long-term deferred tax assets of approximately $4.6 million and net long-term deferred tax liabilities of approximately $20.3 million, with a corresponding charge to deferred income tax expense of $14.1 million.

Additionally, in connection with the IPO, Townsquare Media, LLC converted into a Delaware corporation and was renamed Townsquare Media, Inc. Pursuant to the conversion, each unit and warrant to purchase units of Townsquare Media, LLC was exchanged for a number of shares of Class A, Class B or Class C common stock, of Townsquare Media Inc. and warrants to purchase shares of Class A common stock of Townsquare Media, Inc. The conversion was structured to retain the relative equity interests of each of the respective equityholders of Townsquare Media, LLC in Townsquare Media, Inc.

Note 14. Pro Forma Net Income Per Common Share

Pro forma basic and diluted net income per common share have been computed to give effect to the assumed conversion of the units and warrants to purchase units of Townsquare Media, LLC into Class A, Class B, and Class C common stock and warrants and options to purchase common stock of Townsquare Media, Inc. upon the completion of the initial public offering of the Company’s common stock. In addition, the pro forma net income applied in computing the pro forma basic and diluted net income per share is based upon the Company’s historical net income as adjusted to reflect the conversion of the Company from a limited liability company into a Delaware corporation. Prior to such conversion, the Company was treated as a partnership and generally was not subject to income taxes. The pro forma net income, therefore, includes adjustments for income tax expense as if the Company had been a corporation and subject to income taxes at an assumed combined federal, state, and local income tax rate of 38.9%.

The following table sets forth the computation of basic and diluted pro forma net income per share:

	(in thousands, except per share data)
	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Numerator
Pro forma net income	$7,463	$7,195

Denominator
Weighted average shares of common stock outstanding	7,896	7,892
Effect of dilutive common stock equivalents	9,509	9,509

Weighted average diluted common shares outstanding	17,405	17,401

Pro forma net income per share:
Basic	$0.95	$0.91
Diluted	$0.43	$0.41

The Company had no anti-dilutive warrants as of June 30, 2014.

15. Subsequent Events

The Company evaluated the consolidated financial statements for subsequent events through August 7, 2014, the date the consolidated financial statements were available to be issued. Except as stated below, the Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

On July 29, 2014, the Company closed its IPO of 8,333,333 shares of common stock, at an offering price of $11.00 per share. Immediately following the offering the Company had 8,767,242 shares of Class A Common Stock, 3,022,484 shares of Class B Common Stock and 4,894,480 shares of Class C Common Stock outstanding as well as 9,508,878 shares of Class A common stock issuable upon the exercise of warrants at a de minimis price per share.  The foregoing share totals include 186,921 shares of Class A Common Stock and 267,624 shares of Class B Common Stock granted to certain members of management in exchange for equity compensation arrangements previously outstanding prior to the conversion to a Delaware corporation.  The foregoing share totals exclude 3,073,583 of Class A common stock and 3,876,040 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of $11.00 per share.  The foregoing share totals include no shares that may be issued in connection with the underwriters’ option to purchase up to 1,250,000 additional shares from the Company in connection with the initial public offering. The Company's shares are traded on NYSE under the symbol "TSQ". The Company received proceeds from the IPO of $82.2 million, net of underwriting discounts and commissions of $6.4 million and estimated offering expenses of $3.0 million. Offering expenses incurred as of June 30, 2014 of $1.0 million were recorded as current assets and future offering expenses of approximately $2.0 million, will be reclassified as a reduction in paid-in capital.

On July 29, 2014, the Company used the net proceeds from the offering, along with approximately $37.0 million of cash on hand, to repay its outstanding 10% Senior PIK Notes in their entirety due 2019 and $90.0 million of the outstanding term loans under Townsquare Radio's Senior Secured Credit Facility leaving a balance of approximately $112.0 million. The total amount repaid on our Senior PIK Notes was approximately $32.2 million, composed of $30.0 million of principal and $2.2 million of accreted interest.

In connection with the Company’s conversion from a limited liability company to a Delaware corporation, the Company replaced its existing management equity compensation program with 186,921 shares of the Company’s Class A common stock and 267,624 shares of the Company’s Class B common stock and a new grant of options to purchase 3,073,583 shares of Class A common stock and options to purchase 3,876,040 shares of Class B common stock, in each case based on the offering price of $11.00 per share. This was the result of the conversion of the Company’s outstanding Class B incentive units, which constituted the Company’s management equity compensation program, into the shares of Class A common stock and Class B common stock pursuant to the conversion, and via a grant of the options following the conversion but prior to the completion of the offering. The options granted have an exercise price equal to the public offering price of $11.00 per share. In connection with these grants, in the third calendar quarter of 2014, the Company will record a one-time, non-recurring, non-cash stock based compensation expense, of approximately $37.5 million, based on the offering price of $11.00 per share. This amount is expected to consist of approximately $5.0 million with respect to the conversion of Class B units into shares of Class A common stock and Class B common stock, and approximately $32.5 million with respect to the options granted. We expect that this one-time charge will reduce our net income for the third calendar quarter of 2014 by approximately $24.9 million. The Company does not expect to record any future stock-based compensation expense in connection with the conversion of its Class B units pursuant to the Conversion or the grant of options described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) is intended to provide the reader with an overall understanding of our financial condition, results of operations, cash flows and sources and uses of cash. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. In addition, we also provide a discussion of accounting policies that require critical judgments and estimates as well as discuss certain risks and uncertainties that could cause our actual future results to differ materially from our historical results or our current expectations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this quarterly report and the risks discussed in our Registration Statement on Form S-1 (File No. 333-197002), as amended, filed with the Securities and Exchange Commission, which we refer to as our "Registration Statement." The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this quarterly report.

We use the term “Transactions” to refer to all material acquisitions and divestitures, and certain smaller live events acquisitions, that were completed as of June 30, 2014. The Transactions include, but are not limited to, the acquisition of MAC Events (“MAC”), which closed on November 20, 2013, the acquisition of our Boise market from Peak II Holding, LLC (“Boise” or “Peak”), which closed on November 14, 2013, the acquisitions of certain assets from Cumulus Media, Inc. (“Cumulus II,” which closed on November 14, 2013), the acquisition of Country Jam, which closed on July 12, 2013 and certain smaller acquisitions of live events acquired from January 1, 2013 through June 30, 2014 (which we refer to in this section, together with Country Jam and MAC, as the “Live Events Acquisitions”). We use the term "pro forma" in this section to refer to results that include the Transactions as if they had been completed on January 1, 2013.

Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, and other factors mentioned in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our Registration Statement, as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Format of Presentation

Townsquare Media is an integrated and diversified media and entertainment company that owns and operates market leading radio stations, digital and social properties and live events in small and mid-sized markets across the United States, delivering national scale and expertise to the communities we serve on a local level. Our integrated and diversified product and service offerings, which we refer to as Townsquare Everywhere, enable local, regional and national advertisers to target audience engagement across multiple platforms, including on-air, online and at live events. Our Townsquare Everywhere capabilities, combined with our leading market position in small and mid-sized markets, enable us to generate higher total revenue per audience member than radio station owners focused on larger markets.

Our discussion is presented on both a consolidated and segment basis. We have one reportable operating segment, which is Local Advertising, and report the remainder of our business in an Other Media and Entertainment category. Our Local Advertising segment offers broadcast, digital and mobile advertising within our local markets. The Other Media and Entertainment business principally includes live events, digital marketing services, e-commerce solutions and our national digital assets.

Local Advertising

Our Local Advertising segment is composed of 311 owned and operated radio stations and over 325 owned and operated local websites in 66 small and mid-sized markets. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities.

Our primary source of Local Advertising net revenue is the sale of advertising and sponsorship on our radio stations, local companion websites, radio stations’ online streams and mobile applications. Our sales of advertisements and sponsorship are primarily affected by the demand for advertising from local, regional and national advertisers and the advertising rates we charge. We believe that the sale of our online (in-stream) and mobile advertisements, which currently have rates per advertisement that are less than those of terrestrial radio advertisements, has not negatively impacted our terrestrial radio advertising net revenue. Should a significant and sudden shift in demand for these products toward in-stream and mobile occur, there could be a material adverse impact on our financial condition and results of operations if we are unable to increase rates accordingly. We believe that as a result of our strong brands and quality in-stream and mobile offerings we are well positioned to increase rates as demand increases for these products. Advertising demand and rates are based primarily on our ability to attract audiences to our various products in the demographic groups targeted by its advertisers, as measured principally by various services on a periodic basis. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations and websites helps to insulate our radio stations and websites from the effects of changes in musical tastes of the public with respect to any particular format.

We strive to maximize revenue by managing our advertising inventory time and adjusting prices up or down based on supply and demand. Our selling and pricing activity is based on demand for our advertising inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory levels. The optimal number of advertisements available for sale depends on the platform and in the case of our radio stations and their streams, the programming format of a particular radio station. Each of our products has a general target level of inventory available for advertising.

We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our platforms, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group.

Our Local Advertising contracts are generally short-term. In the local media industry, companies sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash. Barter revenue totaled $2.3 million and $3.4 million for the three months ended June 30, 2013 and 2014, respectively, and $4.0 million and $6.0 million for the six months ended June 30, 2013 and 2014, respectively. Barter expense totaled

$2.1 million and $2.9 million for the three months ended June 30, 2013 and 2014, respectively, and $3.6 million and $5.3 million for the six months ended June 30, 2013 and 2014, respectively.

Our most significant Local Advertising expenses are sales, programming, digital, marketing and promotional, engineering and general and administrative expenses. We strive to control these expenses by closely monitoring and managing each Local Advertising market and through efficiencies gained from the centralization of finance, accounting, legal and human resources functions and management information systems. We also use our scale and diversified geographic portfolio to negotiate favorable rates with vendors, where feasible.

A portion of our Local Advertising segment’s expenses are variable. These variable expenses primarily relate to sales costs, such as commissions as well as certain programming costs, such as music license fees. Other programming, digital, engineering and general and administrative expenses are primarily fixed costs. Marketing and promotions expenses are discretionary and are primarily incurred in an effort to maintain and/or increase our audience share.

Other Media and Entertainment

The Other Media and Entertainment business is composed of our live events, digital marketing services offering, e-commerce offering and national digital assets. These assets extend our audience and advertiser reach into and beyond our Local Advertising markets.

Our primary source of Other Media and Entertainment net revenue is from ticket sales, national digital advertising and digital marketing services. Demand for digital advertising is primarily for display advertisements. Our live events generate substantial revenue through the sale of sponsorships, concessions, merchandise and other ancillary products. Live event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our live event revenue. We mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather. Our national digital assets are subject to general advertising trends as well as advertisers’ perception and demand for our products. A downturn in advertising spending or the economy could have an adverse effect on this revenue. We believe this risk is mitigated by the subscription nature of our digital marketing services as well as the level of investment in our advertising products, services and brands.

A portion of the expenses attributable to the Other Media and Entertainment business is variable. These variable expenses primarily relate to sales costs, such as commissions. Live events talent and production costs and certain technology infrastructure related to our digital marketing services, e-commerce and national digital assets are general fixed costs in nature.

Seasonality

Our revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters will generally produce the highest revenue for the year. During even-numbered years, revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on revenue generation until future periods, if at all. In addition to advertising revenue seasonality, our Other Media and Entertainment revenue related to live events exhibits seasonality resulting in the second quarter being the highest revenue period.

Macroeconomic Indicators

Our advertising revenue for our businesses is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2013 was 1.9% and declined at an annual rate of 1.0% for the quarter ended March 31, 2014.

Equity Compensation Charge Related to Conversion

In connection with the Company’s conversion from a limited liability company to a Delaware corporation, the Company replaced its existing management equity compensation program with 186,921 shares of the Company’s Class A common stock and 267,624 shares of the Company’s Class B common stock and a new grant of options to purchase 3,073,583 shares of Class A common stock and options to purchase 3,876,040 shares of Class B common stock, in each case based on the offering price of $11.00 per share. This was the result of the conversion of the Company’s outstanding Class B incentive units, which constituted the Company’s management equity compensation program, into the shares of Class A common stock and Class B common stock pursuant to the conversion, and via a grant of the options following the conversion but prior to the completion of the offering. The options granted have an exercise price equal to the public offering price of $11.00 per share. In connection with these grants, in the third calendar quarter of 2014, the Company will record a one-time, non-recurring, non-cash stock based compensation expense, of approximately $37.5 million, based on the offering price of $11.00 per share. This amount is expected to consist of approximately $5.0 million with respect to the conversion of Class B units into shares of Class A common stock and Class B common stock, and approximately $32.5 million with respect to the options granted. We expect that this one-time charge will reduce our net income for the third calendar quarter of 2014 by approximately $24.9 million. The Company does not expect to record any future stock-based compensation expense in connection with the conversion of its Class B units pursuant to the Conversion or the grant of options described above.

Initial Public Offering

On July 29, 2014, we closed our initial public offering, or IPO, of 8,333,333 shares of common stock, at an offering price of $11.00 per share. Immediately following the offering the Company had 8,767,242 shares of Class A Common Stock, 3,022,484 shares of Class B Common Stock and 4,894,480 shares of Class C Common Stock outstanding as well as 9,508,878 shares of Class A common stock issuable upon the exercise of warrants at a de minimis price per share.  The foregoing share totals include 186,921 shares of Class A Common Stock and 267,624 shares of Class B Common Stock granted to certain members of management in exchange for equity compensation arrangements previously outstanding prior to the conversion to a Delaware corporation.  The foregoing share totals exclude 3,073,583 of Class A common stock and 3,876,040 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of $11.00 per share.  The foregoing share totals include no shares that may be issued in connection with the underwriters’ 30 day option to purchase up to 1,250,000 additional shares from the Company in connection with the initial public offering. Our shares are traded on NYSE under the symbol "TSQ". We received proceeds from the IPO of $82.2 million, net of underwriting discounts and commissions of $6.4 million and estimated offering expenses of $3.0 million. Offering expenses incurred as of June 30, 2014 of $1.0 million were recorded as current assets and future offering expenses of approximately $2.0 million, will be reclassified as a reduction in paid-in capital.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

Executive Summary

The key developments in our business for the three months ended June 30, 2014 are summarized below:

▪	Consolidated net revenue increased $33.8 million, or 46.6%, primarily due to several acquisitions made during the second half of 2013.

▪	Local Advertising net revenue increased $20.3 million, or 35.2%.

▪	Other Media and Entertainment net revenue increased $13.5 million, or 91.4%%.

▪	Pro forma consolidated net revenue increased $7.7 million, or 7.8%.

▪
Pro forma Local Advertising net revenue decreased $0.2 million, or 0.3%, driven by decreased local and national sales, which was partially offset by an increase in local digital, network and political revenue.

▪	Pro forma Other Media and Entertainment net revenue increased $7.9 million, or 39.3%, primarily due to growth in each of live events, digital marketing services and our national digital assets.

The key developments in our business for the six months ended June 30, 2014 are summarized below:

▪	Consolidated net revenue for 2014 increased $59.5 million, or 47.2%, primarily due to several acquisitions made during the second half of 2013.

▪	Local Advertising net revenue increased $38.3 million, or 36.4%.

▪	Other Media and Entertainment net revenue increased $21.2 million, or 101.5%.

▪	Pro forma consolidated net revenue increased $14.4 million, or 8.4%.

▪	Pro forma Local Advertising net revenue increased $1.8 million, or 1.3%, driven by increase national, network and political sales, which was partially offset by decreased local sales.

▪	Pro forma Other Media and Entertainment net revenue increased $12.6 million, or 42.6%, primarily due to growth across live events, digital marketing services and our national digital assets.

Consolidated Results of Operations

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2014

The following table summarizes our historical consolidated results of operations:

	Three Months Ended June 30,
($ in thousands)	2013	2014	$ Change	% Change
Statement of Operations Data:
Local Advertising net revenue	$57,734	$78,050	$20,316	35.2%
Other Media and Entertainment net revenue	14,745	28,217	13,472	91.4%
Net revenue	72,479	106,267	33,788	46.6%
Operating Costs and Expenses:
Local Advertising direct operating expenses	36,338	47,875	11,537	31.7%
Other Media and Entertainment direct operating expenses	13,294	23,603	10,309	77.5%
Direct operating expenses, excluding depreciation and amortization	49,632	71,478	21,846	44.0%
Depreciation and amortization	3,415	4,332	917	26.9%
Corporate expenses	4,812	6,156	1,344	27.9%
Transaction and other restructuring costs	77	(10)	(87)	(113.0)%
Net gain on sale of assets	(7)	(26)	(19)	271.4%
Total operating costs and expenses	57,929	81,930	24,001	41.4%
Operating income	14,550	24,337	9,787	67.3%
Other expense:
Interest expense, net	7,475	12,122	4,647	62.2%
Other expense, net	37	—	(37)	100.0%
Total other expense	7,512	12,122	4,610	61.4%
Income before income taxes	7,038	12,215	5,177	73.6%
Provision for income taxes	85	91	6	7.1%
Net income	$6,953	$12,124	$5,171	74.4%

Net Revenue

Net revenue for the three months ended June 30, 2014 increased $33.8 million, or 46.6%, as compared to the three months ended June 30, 2013. The increase was composed of $7.4 million of growth from our existing business and $26.4 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $26.4 million of growth related to acquisitions is attributable to (i) $3.0 million from Peak’s Boise market, (ii) $18.7 million from Cumulus II assets and (iii) $4.7 million from the Live Events Acquisitions. The $7.4 million of growth related to our existing business was driven by a $0.2 million increase in Local Advertising net revenue and a $7.2 million increase in Other Media and Entertainment net revenue, as further detailed below.

Local Advertising net revenue for the three months ended June 30, 2014 increased $20.3 million, or 35.2%, as compared to the three months ended June 30, 2013. The increase was composed of $0.2 million of growth from our existing business and $20.1 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $20.1 million of growth related to acquisitions is attributable to $2.5 million from Peak’s Boise market and $17.6 million from Cumulus II assets. The $0.2 million of growth related to our existing business was driven by a $0.6 million increase in political net revenue, which was offset by a decrease of $0.4 million in non-political net revenue.

Other Media and Entertainment net revenue for the three months ended June 30, 2014 increased $13.5 million, or 91.4%, as compared to the three months ended June 30, 2013. The increase was composed of $7.2 million of growth from our existing business and $6.3 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $6.3 million of growth related to acquisitions is attributable to (i) $0.6 million from Peak’s Boise market, (ii) $1.0 million from Cumulus II assets and (iii) $4.7 million from the Live Events Acquisitions. The $7.2 million of growth related to our existing business was primarily driven by increases within our digital marketing service, national digital and live events assets.

Direct Operating Expenses

Direct operating expenses for the three months ended June 30, 2014 increased $21.8 million, or 44.0%, as compared to the three months ended June 30, 2013. The increase was composed of $6.1 million of increased expense from our existing business and $15.7 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $15.7 million of increased expense related to acquisitions is attributable to (i) $2.0 million from Peak’s Boise market, (ii) $10.1 million from Cumulus II assets and (iii) $3.6 million from the Live Events Acquisitions. The $6.1 million of increased expense related to our existing business was driven by a $0.4 million increase in Local Advertising direct operating expenses and a $5.7 million increase in Other Media and Entertainment direct operating expenses, as further detailed below.

Local Advertising direct operating expenses for the three months ended June 30, 2014 increased $11.5 million, or 31.7%, as compared to the three months ended June 30, 2013. The increase was composed of $0.4 million of increased expense from our existing business and $11.1 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $11.1 million of increased expense related to acquisitions is attributable to $1.6 million from Peak’s Boise market and $9.5 million from Cumulus II assets. The $0.4 million of increased expense related to our existing business was driven by increased expenses commensurate with net revenue growth, partially offset by reduced sales expense as a result of continuing optimization of commission compensation plans.

Other Media and Entertainment direct operating expenses for the three months ended June 30, 2014 increased $10.3 million, or 77.5%, as compared to the three months ended June 30, 2013. The increase was composed of $5.7 million of increased expense from our existing business and $4.6 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $4.6 million of increased expense related to acquisitions is attributable to (i) $0.5 million from Peak’s Boise market, (ii) $0.6 million from Cumulus II assets and (iii) $3.5 million from the Live Events Acquisitions. The $5.7 million of increased expense related to our existing business was driven by increases within our digital marketing service, national digital and live events assets.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2014 increased $0.9 million, or 26.9%, as compared to the three months ended June 30, 2013. The increase was primarily composed of an increase in depreciation and amortization for assets acquired in the Peak and Cumulus II transactions.

Corporate Expenses

Corporate expense for the three months ended June 30, 2014 increased $1.3 million, or 27.9%, as compared to the three months ended June 30, 2013. The increase was primarily composed of an increase of $2.2 million in legal fees, which was the result of the April 18, 2013 dismissal of the Brill lawsuit, whereby we reversed $2.1 million of the remaining liability as a credit to legal fees in corporate expense on the consolidated statement of operations for the three months ended June 30, 2013. Excluding the effect of the reversal of legal expense corporate expense decreased

$0.8 million, or 10.8%, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2014, primarily as a result in decreased costs for professional services.

Transaction and Other Restructuring Costs

Transaction and other restructuring costs for the three months ended June 30, 2013 primarily consisted of costs relating to our Country Jam acquisition, which closed in July 2013. Transaction and other restructuring costs were not significant during the three months ended June 30, 2014.

Gain on Sale of Assets

Gain on sale of assets for the three months ended June 30, 2013 and June 30, 2014 were not significant and primarily consisted of the disposal of assets through the ordinary course of business.

Other Expense

Interest Expense, net is the major component of other expense. Interest expense, net for the three months ended June 30, 2014 increased $4.6 million, or 62.2%, as compared to the three months ended June 30, 2013. The increase was primarily a result of the financings for the Peak and Cumulus II transactions. The table below illustrates the current year and prior year components of our interest expense, net.

	Three Months Ended June 30,
	2013	2014
($ in thousands)
Senior Notes	$5,963	$8,822
Incremental Term Loans	990	1,878
Subordinated Notes	—	779
Capital loans and other	22	5
Loan origination cost	500	638
Interest expense, net	$7,475	$12,122

Provision for income taxes

Provision for income taxes is primarily comprised of the Texas gross receipts tax and remained relatively unchanged for the three months ended June 30, 2013 and 2014.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2014

The following table summarizes our historical consolidated results of operations:

	Six Months Ended June 30,
($ in thousands)	2013	2014	$ Change	% Change
Statement of Operations Data:
Local Advertising net revenue	$105,058	$143,322	$38,264	36.4%
Other Media and Entertainment net revenue	20,894	42,106	21,212	101.5%
Net revenue	125,952	185,428	59,476	47.2%
Operating Costs and Expenses:
Local Advertising direct operating expenses	70,845	92,949	22,104	31.2%
Other Media and Entertainment direct operating expenses	19,263	36,271	17,008	88.3%
Direct operating expenses, excluding depreciation and amortization	90,108	129,220	39,112	43.4%
Depreciation and amortization	7,441	8,718	1,277	17.2%
Corporate expenses (including $159 of stock-based compensation expense for the six months ended June 30, 2014)	8,603	11,593	2,990	34.8%
Transaction and other restructuring costs	78	18	(60)	76.9%
Net gain on sale of assets	(52)	(136)	(84)	161.5%
Total operating costs and expenses	106,178	149,413	43,235	40.7%
Operating income	19,774	36,015	16,241	82.1%
Other expense:
Interest expense, net	14,884	24,202	9,318	62.6%
Net loss on derivative instruments	1	—	(1)	100.0%
Other expense, net	49	37	(12)	24.5%
Total other expense	14,934	24,239	9,305	62.3%
Income before income taxes	4,840	11,776	6,936	143.3%
Provision for income taxes	170	182	12	7.1%
Net income	$4,670	$11,594	$6,924	148.3%

Net Revenue

Net revenue for the six months ended June 30, 2014 increased $59.5 million, or 47.2%, as compared to the six months ended June 30, 2013. The increase was composed of $14.1 million of growth from our existing business and $45.4 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $45.4 million of growth related to acquisitions is attributable to (i) $5.3 million from Peak’s Boise market, (ii) $33.5 million from Cumulus II assets and (iii) $6.6 million from the Live Events Acquisitions. The $14.1 million of growth related to our existing business was driven by a $2.0 million increase in Local Advertising net revenue and a $12.1 million increase in Other Media and Entertainment net revenue, as further detailed below.

Local Advertising net revenue for the six months ended June 30, 2014 increased $38.3 million, or 36.4%, as compared to the six months ended June 30, 2013. The increase was composed of $2.0 million of growth from our existing business and $36.3 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $36.3 million of growth related to acquisitions is attributable to $4.6 million from Peak’s Boise market and $31.7 million from Cumulus II assets. The $2.0 million of growth related to our existing business was primarily driven by a $0.9 million increase in political net revenue and a $1.1 million increase in non-political net revenue.

Other Media and Entertainment net revenue for the six months ended June 30, 2014 increased $21.2 million, or 101.5%, as compared to the six months ended June 30, 2013. The increase was composed of $12.1 million of growth from our existing business and $9.1 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $9.1 million of growth related to acquisitions is attributable to (i) $0.7 million from Peak’s Boise market, (ii) $1.7 million from Cumulus II assets and (iii) $6.7 million from the Live Events Acquisitions. The $12.1 million of growth related to our existing business was driven by increases within our digital marketing service, national digital and live events assets, which was partially offset by a decrease in our e-commerce net revenue.

Direct Operating Expenses

Direct operating expenses for the six months ended June 30, 2014 increased $39.1 million, or 43.4%, as compared to the six months ended June 30, 2013. The increase was composed of $11.7 million of increased expense from our existing business and $27.4 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $27.4 million of increased expense related to acquisitions is attributable to (i) $3.5 million from Peak’s Boise market, (ii) $19.1 million from Cumulus II assets and (iii) $4.8 million from the Live Events Acquisitions. The $11.7 million of increased expense related to our existing business was driven by a $0.9 million increase in Local Advertising direct operating expenses and a $10.8 million increase in Other Media and Entertainment direct operating expenses, as further detailed below.

Local Advertising direct operating expenses for the six months ended June 30, 2014 increased $22.1 million, or 31.2%, as compared to the six months ended June 30, 2013. The increase was composed of $0.9 million of increased expense from our existing business and $21.2 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $21.2 million of increased expense related to acquisitions is attributable to $3.0 million from Peak’s Boise market and $18.2 million from Cumulus II assets. The $0.9 million of increased expense related to our existing business was driven by increased expenses commensurate with net revenue growth, partially offset by reduced sales expense as a result of continuing optimization of commission compensation plans.

Other Media and Entertainment direct operating expenses for the six months ended June 30, 2014 increased $17.0 million, or 88.3%, as compared to the six months ended June 30, 2013. The increase was composed of $10.8 million of increased expense from our existing business and $6.2 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $6.2 million of increased expense related to acquisitions is attributable to (i) $0.5 million from Peak’s Boise market, (ii) $0.9 million from Cumulus II assets and (iii) $4.8 million from the Live Events Acquisitions. The $10.8 million of increased expense related to our existing business was driven by increases within our digital marketing service, national digital and live events assets.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2014 increased $1.3 million, or 17.2%, as compared to the six months ended June 30, 2013. The increase was primarily composed of an increase in depreciation and amortization for assets acquired in the Peak and Cumulus II transactions.

Corporate Expenses

Corporate expense for the six months ended June 30, 2014 increased $3.0 million, or 34.8%, as compared to the six months ended June 30, 2013. The increase was primarily composed of an increase of (i) $2.2 million in legal fees, which was the result of the April 18, 2013 dismissal of the Brill lawsuit, whereby we reversed $2.1 million of the remaining liability as a credit to legal fees in corporate expense on the consolidated statement of operations for the six months ended June 30, 2013. Excluding the effect of the reversal of legal expense corporate expense increased $0.9 million, or 8.4%, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2014, primarily as a result in increased costs in salaries and benefits, as a result of our continued investment in additional headcount to support the growth of our business.

Transaction and Other Restructuring Costs

Transaction and other restructuring costs for the six months ended June 30, 2013 primarily consisted of costs relating to our Country Jam acquisition, which closed in July 2013. Transaction and other restructuring costs were not significant during the six months ended June 30, 2014.

Gain on Sale of Assets

Gain on sale of assets for the six months ended June 30, 2014 increased $0.1 million, or 161.5%, as compared to the six months ended June 30, 2013. In the comparable prior year period, the gain was a result of proceeds received in connection with the sale of KDOK (AM) in Tyler, Texas to Chalk Hill Communications, LLC. In the current period, the gain consists of $0.1 million of proceeds received for the sale of a portion of land in Lubbock, Texas.

Other Expense

Interest Expense, net is the major component of other expense. Interest expense, net for the six months ended June 30, 2014 increased $9.3 million, or 62.6%, as compared to the six months ended June 30, 2013. The increase was primarily a result of the financings for the Peak and Cumulus II transactions. The table below illustrates the current year and prior year components of our interest expense, net.

	Six Months Ended June 30,
	2013	2014
($ in thousands)
Senior Notes	$11,925	$17,643
Incremental Term Loans	1,912	3,742
Subordinated Notes	—	1,539
Capital loans and other	30	16
Loan origination cost	1,018	1,263
Interest income	(1)	(1)
Interest expense, net	$14,884	$24,202

Provision for income taxes

Provision for income taxes is primarily comprised of the Texas gross receipts tax and remained relatively unchanged for the six months ended June 30, 2013 and 2014.

Supplemental Pro Forma Net Revenue

For comparative purposes and to enable the reader to adequately compare prior year with current year results, the following discussion and tables present net revenue for Townsquare Media, pro forma for the Transactions disclosed in more detail in our consolidated financial statements contained elsewhere in this quarterly report. The following tables present our historical results, which include the results of the Transactions for the period after acquisition or divestiture, and add the results of the Transactions for the periods prior to acquisition or divestiture as if they had been a part of Townsquare Media from the first day of the period.

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2014

	Three Months Ended June 30, 2013					Three Months Ended June 30, 2014
($ in thousands)	Townsquare Media	Peak Apr 1, 2013 - Jun 30, 2013	Cumulus II Apr 1, 2013 - Jun 30, 2013	Live Events Acquisitions	Townsquare Media Pro Forma	Townsquare Media
Local Advertising net revenue	$57,734	$2,142	$18,415	$—	$78,291	$78,050
Other Media and Entertainment net revenue	14,745	208	952	4,356	20,261	28,217
Net revenue	$72,479	$2,350	$19,367	$4,356	$98,552	$106,267

The following table summarizes our pro forma net revenue:

	Three Months Ended June 30,
($ in thousands)	2013	2014	$ Change	% Change
Local Advertising net revenue	$78,291	$78,050	$(241)	(0.3)%
Other Media and Entertainment net revenue	20,261	28,217	7,956	39.3%
Net revenue	$98,552	$106,267	$7,715	7.8%

On a pro forma consolidated basis, net revenue for the three months ended June 30, 2014 increased by $7.7 million, or 7.8%, as compared to the three months ended June 30, 2013. The increase was primarily a result of a $0.2 million decrease in Local Advertising net revenue and a $7.9 million increase in Other Media and Entertainment net revenue as further described below.

On a pro forma basis, Local Advertising net revenue for the three months ended June 30, 2014 decreased by $0.2 million, or 0.3%, as compared to the three months ended June 30, 2013. This decrease was primarily driven by an increase in political net revenue of approximately $0.8 million, offset by a decrease of $1.0 million in non-political net revenue.

On a pro forma basis, Other Media and Entertainment net revenue for the three months ended June 30, 2014 increased by $7.9 million, or 39.3%, as compared to the three months ended June 30, 2013. The increase was primarily driven by strong growth within our digital marketing service, national digital and live events assets.

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2014

	Six Months Ended June 30, 2013					Six Months Ended June 30, 2014
($ in thousands)	Townsquare Media	Peak Jan 1, 2013 - Jun 30, 2013	Cumulus II Jan 1, 2013 - Jun 30, 2013	Live Events Acquisitions	Townsquare Media Pro Forma	Townsquare Media Pro Forma
Local Advertising net revenue	$105,058	$3,747	$32,677	$—	$141,482	$143,322
Other Media and Entertainment net revenue	20,894	381	1,720	6,537	29,532	42,106
Net revenue	$125,952	$4,128	$34,397	$6,537	$171,014	$185,428

The following table summarizes our pro forma net revenue:

	Six Months Ended June 30,
($ in thousands)	2013	2014	$ Change	% Change
Local Advertising net revenue	$141,482	$143,322	$1,840	1.3%
Other Media and Entertainment net revenue	29,532	42,106	12,574	42.6%
Net revenue	$171,014	$185,428	$14,414	8.4%

On a pro forma consolidated basis, net revenue for the six months ended June 30, 2014 increased by $14.4 million, or 8.4%, as compared to the six months ended June 30, 2013. The increase was primarily a result of a $1.8 million increase in Local Advertising net revenue and a $12.6 million increase in Other Media and Entertainment net revenue as further described below.

On a pro forma basis, Local Advertising net revenue for the six months ended June 30, 2014 increased $1.8 million, or 1.3%, as compared to the six months ended June 30, 2013. This increase was primarily driven by an increase of $1.1 million in political net revenue and an increase of $0.7 million in non-political net revenue.

On a pro forma basis, Other Media and Entertainment net revenue for the six months ended June 30, 2014 increased by $12.6 million, or 42.6%, as compared to the three months ended June 30, 2013. The increase was primarily driven by strong growth within our digital marketing service, national digital and live events assets.

Liquidity and Capital Resources

	Six Months Ended June 30,
($ in thousands)	2013	2014
Cash	$21,387	$47,696
Cash provided by operating activities	4,716	8,625
Cash used in investing activities	(4,909)	(5,478)
Cash used in financing activities	(725)	(1,098)
Net (decrease) increase in cash	$(918)	$2,049

We fund our ongoing capital and working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, including funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months. As of June 30, 2014, the total amount of credit available to us was $10.0 million under our credit facilities, of which none has been drawn down. As of June 30, 2014, we had $645.0 million of outstanding indebtedness with annual debt service requirements of approximately $46.4 million. Our anticipated uses of cash in the near term include working capital needs, debt payments and other obligations, and capital expenditures. However, our ability to fund our working capital needs, debt payments and other obligations, capital expenditures, and to comply with the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, rapid changes in the highly competitive industry in which we operate and other factors, many of which are beyond our control

Additionally, on a continual basis, we evaluate and consider strategic acquisitions and divestitures to enhance our strategic and competitive position as well as our financial performance. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital and such capital may not be available to us on acceptable terms, if at all.

We closely monitor the impact of capital and credit market conditions on our liquidity as related to our floating rate debt. We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations. There has not yet been a change in the financial condition of a customer that has had a material adverse effect on our results of operations.

Cash Flow

As of June 30, 2014, we had a total of $47.7 million of cash in our operating bank accounts that was not subject to principal market fluctuations. As of June 30, 2014, we had accounts receivable totaling $63.6 million from our customers who have historically evidenced an average collection cycle of 62 days.

Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2013 were $4.7 million, primarily driven by $13.8 million in cash generated by operations and a net decrease in our operating assets and liabilities of $9.1 million. The net decrease in operating assets and liabilities primarily consisted of (i) an increase of $7.7 million in accounts receivable driven by an increase in business activity, (ii) a decrease of $1.0 million in other-long term liabilities as a result of the April 18, 2013 dismissal of the Brill lawsuit whereby we reversed the remaining liability and (iii) a $0.6 million increase in prepaid expenses and other current assets, driven by the renewal of corporate insurance policies in the second quarter of 2013.

Cash flows provided by operating activities for the six months ended June 30, 2014 were $8.6 million, primarily driven by $23.3 million in cash generated by operations and a net decrease in our operating assets and liabilities of $14.6 million. The net decrease in operating assets and liabilities primarily consisted of (i) an increase of $8.0 million in accounts receivable driven by an increase in business activity as a result of our acquisitions in late 2013, (ii) an increase of $5.6 million in accounts payable and accrued expense and other current liabilities as a result of timing of payments for employee bonuses and (iii) an increase of prepaid expenses and other current assets of $1.0 million relating to events schedule to take place in the second half of 2014.

Investing Activities

Currently, our investing activities primarily relate to our continued investment in acquisitions which are consistent with our strategy to prudently invest in market leading media properties in small and mid-sized markets. Additionally, our investing activities include payments made for capital expenditures. Cash used in investing activities for the six months ended June 30, 2013 and 2014 was $4.9 million and $5.5 million, respectively. Cash used in investing activities relating to acquisitions for the six months ended June 30, 2013 and 2014 were $1.0 million and $0.8 million, respectively. Cash used in investing activities relating to capital expenditures for the six months ended June 30, 2013 and 2014 were $4.0 million and $4.6 million, respectively. We anticipate capital expenditures to be consistent with prior years and increase slightly year-over-year to support our continued growth and from required investments in our newly acquired markets. We believe that our capital structure provides adequate liquidity and scale for us to pursue and finance potential strategic acquisitions in the future.

Financing Activities

Cash flows used in financing activities for the six months ended June 30, 2013 were $0.7 million, primarily consisting of $0.5 million of principal payments on our outstanding debt and $0.1 million in fees relating to debt financing costs and $0.1 million of repayments for our capitalized lease obligations.

Cash flows used in financing activities for the six months ended June 30, 2014 were $1.1 million, primarily consisting of $0.8 million of principal payments on our outstanding debt and $0.2 million in fees relating to debt financing costs and $0.1 million of repayments for our capitalized lease obligations.

Post-Offering Liquidity and Capital Resources

Gross proceeds received from our initial public offering, were $91.6 million, with underwriting discounts and commissions of $6.4 million and estimated offering expenses of $3.0 million, resulting in net proceeds to the Company of approximately $82.2 million. The net proceeds were used to reduce the existing outstanding debt obligations of the Company. In July 2014 we repaid $32.2 million, representing the entire outstanding balance, of our 10% Senior PIK Notes and used the remaining net proceeds of $53.0 million, which excludes estimated offering expenses of $3.0 million, together with $37.0 million of cash on hand, to repay a portion of Townsquare Radio's $202.0 million Incremental Term Loans, leaving a balance of $112.0 million, in each case based upon amounts outstanding as of June 30, 2014. Giving effect to the offering and the use of proceeds, together with cash on hand, we would have had $10.7 million of cash on hand as of June 30, 2014, and we expect that the resulting reduction of the Company’s outstanding long term debt will reduce our cash interest expense by $3.3 million annually. We have historically serviced our debt obligations solely from funds generated from operating activities and have not drawn down any amount on our outstanding revolving credit facility. We believe that the reduced post-offering cash balance, together with our un-drawn revolver and cash generated by operating activities, will be sufficient to fund our operations, service our debt obligations and pursue our strategy in the future.

Financing Arrangements

Senior Secured Credit Facility

Townsquare Radio, a subsidiary of the Company, as borrower, is party to a Senior Secured Credit Facility with General Electric Capital Corporation, as administrative agent, and the lenders party thereto from time to time. Townsquare Radio has incurred $207.0 million of term loans under the Senior Secured Credit Facility (as amended, the “Senior Secured Credit Facility”). On July 11, 2014, we entered into an amendment to the Senior Secured Credit Facility that provides for up to $25.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit).

The term loans previously incurred under the Senior Secured Credit Facility mature six years from the closing of the Senior Secured Credit Facility, ending April 4, 2018. Revolving loans and swingline loans incurred under the Senior Secured Credit Facility mature four years from the closing of the Senior Secured Credit Facility, ending April 4, 2016. Subject to certain exceptions, the Senior Secured Credit Facility is subject to mandatory prepayments in amounts equal to:

▪
100% of the net cash proceeds from issuances or the incurrence of debt by Townsquare Radio Holdings, LLC (the parent of Townsquare Radio), Townsquare Radio or any of its subsidiaries (other than certain indebtedness permitted by the Senior Secured Credit Facility);

▪
100% of the net cash proceeds from certain sales or other dispositions of assets (including as a result of casualty or condemnation) by Townsquare Radio or any of its subsidiaries in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; and

▪
50% (with stepdowns after the first year to 25% and 0% based upon achievement of specified senior secured leverage ratios) of annual excess cash flow of Townsquare Radio and its subsidiaries, which are applicable given that incremental term loans have been incurred under the Senior Secured Credit Facility.

We do not expect to make any excess free cash flow prepayments in 2014 or 2015.

At Townsquare Radio’s election, the interest rate per annum applicable to the term loans is based on a fluctuating rate of interest determined by reference to either (i) a base rate determined by reference to the higher of (a) the rate last quoted by The Wall Street Journal as the “Prime Rate” in the United States, (b) the federal funds effective rate plus 0.5% and (c) (x) the LIBOR rate applicable for an interest period of one month, plus (y) the excess of the LIBOR applicable margin over the base rate applicable margin, in each case, plus an applicable margin or (ii) LIBOR, plus an applicable margin.

As of June 30, 2014, we were in compliance with the covenants contained in our Senior Secured Credit Facility.

9.00% Senior Notes Due 2019

On April 4, 2012, Townsquare Radio and Townsquare Radio, Inc. (together, the “Issuers”) issued $265.0 million aggregate principal amount of 9.00% Senior Notes Due 2019 (the “Senior Notes”) pursuant to an indenture among the Issuers, the guarantors signatory thereto and Wilmington Trust, National Association, as trustee. On November 14, 2013, the Issuers issued an addition $145.9 million aggregate principal amount of Senior Notes pursuant to the indenture. The Senior Notes are general senior obligations of the Issuers and are guaranteed by certain of the Issuers’ restricted subsidiaries that guarantee other indebtedness of the Issuers or guarantors, including the Senior Secured Credit Facility.

The Senior Notes will mature on April 1, 2019. Interest on the Senior Notes accrues at a rate of 9.00% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. Prior to April 1, 2015, we may redeem up to 35% of the principal amount of the Senior Notes with the proceeds of certain equity offerings at a redemption price of 109.00% of the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. Prior to April 1, 2015, we may also redeem some or all of the Senior Notes at a price equal to 100% of the principal amount of the Senior Notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium. On or after April 1, 2015, we may redeem all or a part of the Senior Notes at our option, upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued and unpaid interest, if any, on the Senior Notes to be redeemed to the applicable redemption date if redeemed during the twelve-month period beginning on April 1 of the years indicated in the following table:

Period	Redemption Price
2015	106.750%
2016	104.500%
2017	102.250%
2018 and thereafter	100.000%

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements or transactions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluates our significant estimates, including those related to bad debts, intangible assets, derivative financial instruments, income taxes, contingencies, litigation and purchase price allocations. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates under different assumptions or conditions.

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Income Taxes, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11). ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In April, 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following discussion should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed within our audited consolidated financial statements, related notes to audited consolidated financial statements included in our Registration Statement.

Interest Rate Risk

At June 30, 2014 we had cash and cash equivalents of $47.7 million. We do not believe our cash and cash equivalents have significant risk of default or illiquidity.

As of June 30, 2014 we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing unsecured senior notes or the Senior PIK Notes.

Our primary interest rate exposure as of June 30, 2014 was due to interest rate fluctuations, specifically the impact of LIBOR interest rates on our existing term loans. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

Inflation Risk
We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our financial condition and results of operations.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are parties to various legal matters and claims arising in the ordinary course of business. We do not expect that the final resolution of these ordinary course matters will have a material adverse impact on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our Registration Statement for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds

On July 29, 2014, the Company used the net proceeds from the initial public offering, along with approximately $37.0 million of cash on hand, to repay its outstanding 10% Senior PIK Notes in their entirety due 2019 and $90.0 million of the outstanding term loans under Townsquare Radio's Senior Secured Credit Facility leaving a balance of approximately $112.0 million. The total amount repaid on our Senior PIK Notes was approximately $32.2 million, composed of $30.0 million of principal and $2.2 million of accreted interest.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

10.1*	Plan of Conversion, dated as of July 25, 2014, by and among Townsquare Media, LLC, OCM POF AIF GAP Holdings, L.P. and OCM PF/FF Radio Holdings PT, L.P.

10.2*
Warrant Agreement, dated as of July 25, 2014, by and among Townsquare Media, Inc., the persons set forth on Schedule I thereto, and any other registered holders of the Warrant Certificates (as defined therein) from time to time party thereto

10.3*
Second and Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto

10.4*
Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Dhurv Prasad and Scott Schatz

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

* Incorporated by reference to the Current Report on Form 8-K filed by the Company on July 31, 2014