Form 10-Q
period 2014-09-30
Townsquare Media, Inc.
filed 2014-11-06
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
240 Greenwich Avenue Greenwich, Connecticut 06830 (203) 861-0900 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices) __________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of November 6, 2014, the registrant had 17,374,206 outstanding shares of common stock consisting of: (i) 9,457,242 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 4,894,480 shares of Class C common stock, par value $0.01 per share. The registrant also had 9,508,878 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and per Share Data)
(unaudited)

	December 31, 2013	September 30, 2014
ASSETS
Current assets:
Cash	$45,647	$29,917
Accounts receivable, net of allowance of $2,914 and $2,383, respectively	56,994	62,231
Deferred tax assets	—	1,144
Prepaid expenses and other current assets	8,298	6,017
Total current assets	110,939	99,309

Property and equipment, net	96,294	96,024
Intangible assets, net	501,899	502,495
Goodwill	217,150	219,897
Deferred financing costs, net	12,357	10,195
Investments	234	484
Deferred tax assets	—	27,923
Other assets	330	264
Total assets	$939,203	$956,591

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$8,640	$7,845
Current portion of long-term debt	2,186	1,281
Deferred revenue	9,396	6,539
Accrued expenses and other current liabilities	22,820	18,579
Accrued interest	9,411	18,496
Total current liabilities	52,453	52,740
Long-term debt, less current portion, (inclusive of bond premium of $8,898 and $7,626, respectively)	651,286	529,141
Deferred tax liabilities	—	35,355
Other long-term liabilities	933	963
Total liabilities	704,672	618,199
Commitments and contingencies (See Note 11)
Stockholders’ and members' equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized and 9,357,242 shares issued and outstanding at September 30, 2014	—	94
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized and 3,022,484 shares issued and outstanding at September 30, 2014	—	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized and 4,894,480 shares issued and outstanding at September 30, 2014, respectively	—	49
Total common stock	—	173
Additional paid-in capital	—	350,784
Retained earnings (deficit)	—	(13,476)
Controlling interest	234,039	—
Non-controlling interest	492	911
Total liabilities and stockholders’ and members' equity	$939,203	$956,591
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Net revenue	$66,867	$94,747	$192,819	$280,175

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	45,735	61,608	135,843	190,828
Depreciation and amortization	3,655	4,249	11,096	12,967
Corporate expenses	5,223	6,487	13,826	17,921
Stock-based compensation	—	37,580	—	37,739
Transaction costs	273	63	351	81
Net loss (gain) on sale of assets	15	222	(37)	86
Total operating costs and expenses	54,901	110,209	161,079	259,622
Operating income (loss)	11,966	(15,462)	31,740	20,553

Other expenses:
Interest expense, net	7,445	11,708	22,329	35,910
Other expense, net	31	35	81	72
Income (loss) before income taxes	4,490	(27,205)	9,330	(15,429)
Provision for income taxes	85	6,379	255	6,561
Net income (loss)	$4,405	$(33,584)	$9,075	$(21,990)

Net income (loss) attributable to:
Controlling interests	$4,405	$(33,629)	$9,025	$(22,409)
Non-controlling interests	—	45	50	419

Net loss per share:
Basic		$(2.36)		$(2.19)
Diluted		$(2.36)		$(2.19)

Weighted average shares outstanding:
Basic		14,209		10,024
Diluted		14,209		10,024

Pro forma C Corporation data
Historical income (loss) before income taxes	$4,490	$(27,205)	$9,330	$(15,429)
Pro forma income tax expense (benefit)	1,747	(10,583)	3,629	(6,002)
Pro forma net income (loss)	$2,743	$(16,622)	$5,701	$(9,427)

Pro forma net income (loss) per share:
Basic	$0.36	$(1.17)	$0.76	$(0.94)
Diluted	$0.16	$(1.17)	$0.34	$(0.94)
Weighted average shares outstanding:
Basic	7,517	14,209	7,517	10,024
Diluted	16,637	14,209	16,637	10,024
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS' EQUITY
(in Thousands, except Share Data)
(unaudited)

	Number of Units Outstanding				Shares of Common Stock
	Class A	Class A	Class B		Class A	Class B	Class C
	Preferred Units	Common Units	Common Units	Warrants	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Controlling Interest in Predecessor LLC	Non-Controlling Interest	Total
Balance at January 1, 2014	41,555,705	41,555,705	9,707,800	16,987,561	—	—	—	—	$—	$—	$—	$234,039	$492	$234,531
Net (loss) income	—	—	—	—	—	—	—	—	—	—	(35,204)	12,795	419	(21,990)
Issued	—	—	527,500	—	—	—	—	—	—	—	—	—	—	—
Forfeited	—	—	(102,355)	—	—	—	—	—	—	—	—	—	—	—
Conversion from LLC to Corporation	(41,555,705)	(41,555,705)	(10,132,945)	(16,987,561)	433,909	3,022,484	4,894,480	—	84	225,181	21,728	(246,993)	—	—
Issuance of warrants to purchase class A shares conversion	—	—	—	—	—	—	—	9,508,878	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, including underwriters' over allotment shares	—	—	—	—	8,923,333	—	—	—	89	98,068	—	—	—	98,157
Offering costs	—	—	—	—	—	—	—	—	—	(3,174)	—	—	—	(3,174)
Underwriters' fees	—	—	—	—	—	—	—	—	—	(6,871)	—	—	—	(6,871)
Stock-based compensation	—	—	—	—	—	—	—	—	—	37,580	—	159	—	37,739
Balance at September 30, 2014	—	—	—	—	9,357,242	3,022,484	4,894,480	9,508,878	$173	$350,784	$(13,476)	$—	$911	$338,392

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities:
Net income (loss) attributable to:
Controlling interests	$9,025	$(22,409)
Non-controlling interests	50	419
Net income (loss)	$9,075	$(21,990)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,096	12,967
Amortization of deferred financing costs	1,522	2,529
Deferred income tax expense	—	6,287
Provision for doubtful accounts	1,172	1,267
Stock-based compensation expense	—	37,739
Non-cash interest expense	—	525
Net (gain) loss on sale of assets	(37)	86
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,204)	(7,078)
Prepaid expenses and other assets	(1,455)	2,092
Accounts payable	(215)	(795)
Accrued expenses	1,526	(7,527)
Accrued interest	5,962	9,085
Other long-term liabilities	(978)	30
Net cash provided by operating activities	20,464	35,217
Cash flows from investing activities:
Payments for acquisitions, net of cash received	(4,399)	(4,222)
Acquisition of intangibles	—	(210)
Purchase of property and equipment	(5,926)	(11,087)
Proceeds from sale of assets	126	402
Net cash used in investing activities	(10,199)	(15,117)
Cash flows from financing activities:
Proceeds from initial public offering, including underwriters' overallotment shares	—	98,157
Offering costs	—	(3,174)
Underwriters' fees	—	(6,871)
Repayment of long-term debt	(765)	(123,462)
Debt financing costs	(144)	(368)
Repayments of capitalized obligations	(107)	(112)
Net cash used in financing activities	(1,016)	(35,830)
Net increase (decrease) in cash	9,249	(15,730)
Cash:
Beginning of period	22,305	45,647
End of period	$31,554	$29,917
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$14,825	$23,737
Income taxes	423	384
Barter transactions:
Barter revenue – included in net revenue	$6,197	$9,342
Barter expense – included in direct operating expenses	5,952	8,402
See Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Description of Business

On July 25, 2014, Townsquare Media, LLC (together with its consolidated subsidiaries, except as the context may otherwise require, "we", "us", "our", "Company", "Townsquare", "Townsquare Media", or "Ultimate Parent") a Delaware limited liability company organized in 2010, converted to Townsquare Media, Inc. An indirect, wholly owned subsidiary of Townsquare, Townsquare Radio, LLC, together with Townsquare Radio, Inc., are the co-borrowers under the Senior Credit Facility and co-issuers of our 9.00% Unsecured Senior Notes due in 2019 (the "Notes"). Unless the context requires otherwise, references in this quarterly report to the "borrower" and "Townsquare Radio" relate to Townsquare Radio, LLC.

Nature of Business

The Company is an integrated and diversified media and entertainment and digital marketing services company that owns and operates market leading radio stations, digital and social properties and live events in small and mid-sized markets across the United States, delivering national scale and expertise to the communities it serves on a local level. As of September 30, 2014, the Company owned and operated 311 radio stations, over 325 search engine and mobile-optimized local websites and approximately 500 live events in 66 small and mid-sized U.S. markets, making the Company the third largest owner of radio stations in the United States by number of radio stations owned.  The Company supplements its local offerings with the nationwide reach of its owned, operated and affiliated music and entertainment websites, which, on a combined basis, attracted approximately 82 million U.S. based unique visitors in September 2014 as well as certain larger scale live events.  Funds managed by Oaktree Capital Management are the Company’s largest equity holder.

Initial Public Offering

On July 24, 2014, the Company's shares began trading on the New York Stock Exchange ("NYSE") in connection with its initial public offering, ("IPO"), of 8,333,333 shares of common stock, at an offering price of $11.00 per share. Immediately following the offering the Company had 8,767,242 shares of Class A Common Stock, 3,022,484 shares of Class B Common Stock and 4,894,480 shares of Class C Common Stock outstanding as well as 9,508,878 shares of Class A common stock issuable upon the exercise of warrants at a de minimis price per share.  The foregoing share totals include 186,922 shares of Class A Common Stock and 267,624 shares of Class B Common Stock granted to certain members of management in exchange for equity compensation arrangements previously outstanding prior to the conversion to a Delaware corporation.  The foregoing share totals exclude 3,082,298 of Class A common stock and 3,876,040 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $11.00 and $11.48 per share. The Company's shares are traded on NYSE under the symbol "TSQ". The Company received proceeds from the IPO of $82.1 million, net of underwriting discounts and commissions of $6.4 million and offering expenses of $3.2 million. Offering expenses incurred as of September 30, 2014 were recorded as a reduction in paid-in capital.

On August 15, 2014, the underwriters of the Company's IPO partially exercised their option to purchase additional shares electing to purchase 590,000 shares of Class A common stock at the offering price of $11.00 per share. The Company recognized net incremental proceeds of approximately $6.0 million, net of underwriting discounts and commissions of $0.5 million.

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

The accompanying consolidated financial statements are presented post-conversion as Townsquare Media, Inc.

2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies since December 31, 2013, except those stated below. For our detailed accounting policies please refer to the Company's consolidated financial statements and related notes to audited consolidated financial statements included in the Company's prospectus filed with the SEC on July 25, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act") for the year ended December 31, 2013.

Stock-based Compensation

Stock-based compensation expense related to stock-based transactions, including employee awards, is measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. The fair value of option awards is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest.

Income Taxes

Prior to the Company’s IPO, for income tax purposes the Company was comprised of limited liability entities, which were not subject to federal and certain state income taxes at the entity level and a corporation whose operations were subject to income taxes at the company level. Upon completion of the IPO and the conversion of the parent entity into a corporation (the "LLC Conversion”) all of the Company’s operations became subject to income taxes at the corporation level.

Recently Issued Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

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

3. Interim Financial Data

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes to audited consolidated financial statements included in the Company's prospectus filed with the SEC on July 25, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Securities Act") for the year ended December 31, 2013. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for completed financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three and nine months ended September 30, 2014 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2014. The consolidated balance sheet as of December 31, 2013 is derived from the audited financial statements at that date.

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

4. Significant Acquisitions

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

Peak Acquisition: On November 14, 2013, the Company acquired, in a business combination, 100% of the equity interests of Peak, which owns 6 radio stations in Boise, Idaho and 5 radio stations in Fresno, California, for approximately $33.9 million of cash and 2,582,398 of Class A Common Units and 2,582,398 Class A Preferred Units (or warrants to purchase the same) of the Ultimate Parent, which were valued at approximately $16.2 million. The value of the Company’s equity was determined based upon a multiple of Direct Profit. We define Direct Profit as net income before the deduction of income taxes, other expense, net, net loss on derivative instruments, interest expense, net, transaction costs, corporate expenses, net gain on sale of assets and depreciation and amortization. In valuing the equity securities that were part of the consideration transferred, we utilized the acquisition date fair value measured in accordance with the principles of Accounting Standards Codification ("ASC") Topic 820 which reflects fair value measured from the perspective of a market participant that holds the equity securities as an asset. The valuation methodology used an income approach which took into account the pro forma Direct Profit for the trailing twelve months and applying a market participant multiple selected from a range of multiples observed for comparable companies to determine an enterprise value. Enterprise value was adjusted for cash on hand, and indebtedness to determine the equity value. The selection of the multiple used required significant judgment.

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

Cumulus II Acquisition: On November 14, 2013, the Company through its subsidiary, Zader Acquisition Company, LLC ("Zader"), acquired through an asset purchase, certain radio stations and related assets and liabilities of Cumulus Media, Inc. and its subsidiaries ("Cumulus II"). The Company acquired substantially all of the assets and liabilities of 50 radio stations in Danbury, Connecticut; Rockford, Illinois; Cedar Rapids and Waterloo, Iowa; Quad Cities, Iowa-Illinois; Portland, Maine; Battle Creek, Kalamazoo and Lansing, Michigan; Faribault-Owatonna and Rochester, Minnesota; and Portsmouth-Dover-Rochester, New Hampshire, for approximately $235.9 million in cash, net of adjustments at closing.

In connection with this transaction, the Company and Townsquare Radio entered into a number of financing commitments with various financial institutions. Townsquare Radio borrowed $65.0 million in Incremental Term Loans under the Company’s existing Credit Agreement with a syndicate of banks, led by General Electric Capital as Administrative Agent (see Note 7—Long-Term Debt). Additionally, Townsquare Radio issued $145.9 million of 9%

Unsecured Senior Notes due in April 2019 as an add-on to our existing Notes. The Company issued $30.0 million of 10.0% Senior PIK Notes due in 2019 to complete the financing for the transaction.

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
As a result of the above transaction, KCRR(FM), KKHQ(FM) and KOEL(FM) in Waterloo, Iowa, were placed into a trust pursuant to a trust agreement which complies with Communications Laws.

Cumulus Asset Exchange: On November 14, 2013, the Company purchased through an asset exchange, the assets and certain liabilities, including 15 radio stations owned by Cumulus Media, Inc. and its subsidiaries in and around Dubuque, Iowa and Poughkeepsie, New York ("Cumulus Asset Exchange"). In exchange for these assets and liabilities, the Company agreed to transfer to Cumulus Media, Inc. the assets and certain liabilities, including 5 radio broadcast stations in Fresno, California acquired by the Company from Peak. In exchange of the 5 radio stations in Fresno, California, the Company used a valuation model that utilized a multiple of Direct Profit to determine the value of non-monetary assets. The Company received approximately $0.9 million in cash from Cumulus pursuant to the exchange. In valuing the non-monetary assets that were part of the consideration transferred, we utilized the acquisition date fair value measured in accordance with the principles of ASC Topic 820 which reflects fair value measured from the perspective of a market participant. The valuation methodology used an income approach which took into account the pro forma Direct Profit for the trailing twelve months and applied a market participant multiple selected from a range of multiples observed for comparable companies. The selection of the multiple used required significant judgment.

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

Pro-Forma Results: The following table illustrates the unaudited pro forma information reflecting net revenue and net income (loss) for the three and nine months ended September 30, 2013 and 2014 as if Country Jam, Peak, Cumulus II, Cumulus Asset Exchange and MAC Events, as well as certain other non-significant transactions had occurred on January 1, 2013. The unaudited pro forma amounts are for information purposes only and do not purport to represent what the Company’s actual results of operations would have been if the transactions had been completed as of January 1, 2013 or any other historical date, nor is it reflective of the Company’s expected actual results of operations for any future periods.

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net revenue	$88,493	$94,747	$259,507	$280,175
Net income (loss)	9,625	(33,584)	23,520	(21,990)

5. Property and Equipment

	(in thousands)
	December 31, 2013	September 30, 2014
Land and improvements	$25,640	$25,254
Buildings and leasehold improvements	29,438	29,852
Broadcast equipment	69,095	70,407
Computer and office equipment	6,791	7,732
Furniture and fixtures	3,728	5,064
Transportation equipment	2,819	7,461
Software development costs	9,560	12,317
	147,071	158,087
Less: Accumulated depreciation and amortization	(50,777)	(62,063)
Property and equipment, net	$96,294	$96,024

Depreciation and amortization expense for the three months ended September 30, 2013 and 2014 was $3.4 million and $3.7 million, as compared to $10.3 million and $11.4 million for the nine months ended September 30, 2013 and 2014, respectively.

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

The Company has selected December 31st as the annual valuation date. Based on the results of the Company’s 2013 annual impairment evaluations, the fair values of the Company’s goodwill and FCC licenses exceeded their carrying values and, therefore, no impairment of these assets had occurred as of the date of the annual tests. If market conditions and operational performance of the Company’s reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would reduce the fair value of its goodwill and intangible assets below the amounts reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.

The following represents the changes in goodwill for the nine months ended September 30, 2014:

(in thousands)
Balance, January 1, 2014	$217,150
Other Media & Entertainment acquisitions	2,747
Balance, September 30, 2014	$219,897

Intangible assets consist of the following:

		(in thousands)
	Estimated Useful Life	December 31, 2013	September 30, 2014
Intangible Assets:
FCC licenses	Indefinite	$487,794	$487,804
Customer and advertising relationships	10 years	14,317	14,317
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	637	637
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademark	10 years	3,967	5,901
Other intangibles	3 years	—	200
Total		508,708	510,852
Less: Accumulated amortization		(6,809)	(8,357)
Net amount		$501,899	$502,495

Amortization expense for definite-lived intangible assets for the three months ended September 30, 2013 and 2014 was $0.3 million and $0.5 million, compared to $0.8 million and $1.5 million for the nine months ended September 30, 2013 and 2014, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2014 is as follows:

(in thousands)
2014 (remainder)	$559
2015	2,233
2016	2,167
2017	2,036
2018	1,327
Thereafter	6,369
$14,691

7. Long-Term Debt
Long-term debt consisted of the following:

	(in thousands)
	December 31, 2013	September 30, 2014
Townsquare Radio:
Unsecured Senior Notes (inclusive of bond premium of $8,898 and $7,626, respectively)	$419,798	$418,526
Incremental Term Loans	202,722	111,448

Townsquare Media:
Senior PIK Notes	30,392	—

Capitalized obligations	560	448
	653,472	530,422
Less: current portion of long-term debt	(2,186)	(1,281)
	$651,286	$529,141

Townsquare Radio: On April 4, 2012, Townsquare Radio issued $265.0 million of 9% Unsecured Senior Notes due April 2019. Interest is payable semiannually on April 1 and October 1, which commenced on October 1, 2012 at 9% until principal amount is due in April 2019. The net proceeds from this offering of $257.0 million were used to repay, in its entirety, the outstanding debt (excluding capitalized obligations) of Townsquare Radio's subsidiaries.

Concurrent with the issuance of the Notes, on April 4, 2012, Townsquare Radio entered into a $10.0 million Revolving Credit Facility with General Electric Capital Corporation, as administrative agent and the lenders party thereto. The Revolving Credit Facility is available to finance the working capital needs and general corporate purposes of Townsquare Radio and its subsidiaries. On July 11, 2014, Townsquare Radio entered into an amendment to the Senior Secured Credit Facility, providing for an increase in the amount of the Revolving Credit Facility from $10.0 million to $25.0 million. As of September 30, 2014, no amounts have been drawn under the Revolving Credit Facility.

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

Based on available market information, the Notes were trading at 107.75 as of September 30, 2014, with an estimated fair value of $451.9 million.

On November 14, 2013, Townsquare Radio borrowed $102.0 million in Incremental Term Loans as an add-on to Townsquare Radio's existing credit facility which was used to finance the Peak and Cumulus II acquisitions as more fully described in Note 4. Such Incremental Term Loans have a maturity date of April 4, 2018 and amortize principal quarterly at a rate of 1% per annum.

On July 29, 2014, the Company used a portion of the net proceeds from the IPO, along with cash on hand, to repay $90.0 million of the outstanding Incremental Term Loans under Townsquare Radio's Senior Secured Credit Facility. In addition, previously incurred deferred finance costs of $0.5 million related to the extinguished debt were written off to interest expense in July 2014.

The Incremental Term Loans bear interest (subsequent to an amendment entered into November 7, 2012), at Townsquare Radio's election, at the Eurodollar Rate (as defined in the Credit Agreement), plus 3.50% or the Base Rate (as defined in the Credit Agreement) plus 2.50%. As of September 30, 2014, the effective interest rate on the term loans was 3.7%.

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

The Incremental Term Loans are guaranteed by the holdings of each subsidiary of Townsquare Radio on substantially all of the tangible and intangible assets. Under the term loans, Townsquare Radio is subject to a maximum consolidated senior secured leverage ratio of 2:40 to 1:00, as well as to negative covenants customary for facilities of this type.

Based on available market information, the estimated fair value of the Incremental Term Loans was approximately $107.1 million as of September 30, 2014.

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

On July 29, 2014, the Company used a portion of the net proceeds from the IPO to repay in its entirety the $32.2 million outstanding balance on its Senior PIK Notes, which consisted of principal of $30.0 million and accrued PIK interest of $2.2 million. In addition, previously incurred deferred finance costs of $0.1 million related to the extinguished debt were written off to interest expense in July 2014.

Annual maturities of the Company's long-term debt as of September 30, 2014 are payable as follows:

(in thousands)
2014 (remainder)	$322
2015	1,293
2016	1,301
2017	1,221
2018	107,759
2019	410,900
$522,796

8. Stockholders' Equity

The Company is authorized to issue 300,000,000 shares of Class A common stock, par value $0.01 per share, 50,000,000 shares of Class B common stock, par value $0.01 per share, 50,000,000 shares of Class C common stock, par value $0.01 per share and 50,000,000 shares of undesignated preferred stock.

On July 24, 2014, the Company's shares began trading on the NYSE in connection with its IPO, where the Company issued and sold 8,333,333 shares of its Class A common stock in an IPO, at an offering price of $11.00 per share. The Company received net proceeds from the IPO of $82.1 million, net of underwriting discounts and commissions of $6.4 million and offering costs of $3.2 million. Subsequently, on August 15, 2014, the underwriters of the Company's initial public offering partially exercised their option to purchase additional shares electing to purchase 590,000 shares of Class A common stock at the offering price of $11.00 per share. The Company recognized net incremental proceeds of approximately $6.0 million, net of underwriting discounts and commissions of $0.5 million. Offering costs incurred as of September 30, 2014 of $3.2 million were recorded as a reduction in paid-in capital. The Company used substantially all of the net proceeds from the IPO, together with approximately $37.0 million of cash on hand, to repay its outstanding Senior PIK Notes due in 2019 in their entirety and $90.0 million of the outstanding term loans under the Company's Senior Secured Credit Facility.

As of September 30, 2014 the Company had 9,357,242 shares of Class A common stock, 9,508,878 warrants to purchase Class A common stock, 3,022,484 shares of Class B common stock and 4,894,480 shares of Class C common stock outstanding. The foregoing share totals exclude 3,082,298 of Class A common stock and 3,876,040 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $11.00  and $11.48 per share.

Holders of shares of Class A common stock, Class B common stock and Class C common stock vote together as a single class on all matters presented to the Company's stockholders for their vote or approval, except as otherwise required by applicable law. Each holder of the Company's Class A common stock is entitled to one vote per share on each matter submitted to a vote of stockholders. The Company's Class A common stock is neither convertible nor redeemable. Each holder of the Company's Class B common stock is entitled to ten votes per share on each matter submitted to a vote of stockholders. The Company's Class B common stock is not redeemable, but is convertible (including automatically upon certain transfers) into Class A common stock. Holders of shares of Class C common stock are not entitled to any voting rights with respect to such shares of Class C common stock. The Company's Class C common stock is not redeemable, but is convertible (including automatically upon certain transfers) into Class A common stock.

The Company's common stock is not entitled to preemptive or other similar subscription rights to purchase any of our securities. Unless the Company's Board of Directors determines otherwise, we will issue all of our capital stock in uncertificated form.

Stock-based Compensation

On July 21, 2014 the Board of Directors approved the 2014 Omnibus Incentive Plan (the "2014 Incentive Plan"), which provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares.

For the three and nine months ended September 30, 2014, the Company recognized $37.6 million and $37.7 million, respectively in stock-based compensation expense related to equity awards. For the three months ended

September 30, 2014 the amount consisted of approximately $5.0 million with respect to the conversion of Class B units into shares of Class A common stock and Class B common stock, and approximately $32.6 million with respect to the options granted. This one-time charge reduced our net income for the third calendar quarter of 2014 by approximately $24.9 million. As of September 30, 2014, there was no unrecognized stock-based compensation expense related to equity awards as all issuances provided for immediate vesting.

The fair value of the equity awards were estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company's common stock, dividend yield and the risk-free rate. The below table summarizes the assumptions used when estimating the fair value of the equity awards:

Expected volatility	40.0%
Expected life	6.3 years
Risk free interest rate	2.0%
Expected dividend yield	0.0%

The options provide for immediate vesting and have an exercise price of between $11.00  and $11.48 per share. Due to the Company's lack of option exercise history, the expected term is calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The expected volatility was based on market conditions of comparable companies. The risk free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not issued dividends and therefore does not utilize a dividend yield in the calculation.

The following table summarizes stock option activity for the nine months ended September 30, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	—	$—
Granted	6,958,338	11.00
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2014	6,958,338	$11.00	9.82	7,077,255
Exercisable at September 30, 2014	6,958,338	$11.00	9.82	7,077,255

The weighted average grant date fair value of stock options granted was $4.68.

The Company has issued restricted stock to employees, former employees and independent directors. The fair value is equal to the market price of the Company's common stock on the date of the grant. The shares are subject to a Selldown Agreement, pursuant to which the FiveWire Media Ventures LLC (“FiveWire”) Holders and certain other members of management are subject to certain restrictions on sales of the Company's common stock held by them. Pursuant to the terms of the Selldown Agreement, the FiveWire Holders and management members are generally restricted from transferring a specified percentage (which is expected to range between 50% and 100%) of the shares of the Company's common stock held by them at the closing of the IPO. If Oaktree Capital Management, L.P. (“Oaktree”) sells a portion of the shares of common stock or warrants to purchase common stock that it holds (the percentage of shares and warrants, collectively, held by Oaktree at such time that it sells in such a transaction, referred to as the “Sale Percentage”), the FiveWire Holders and management members will be permitted to sell a percentage of the shares of common stock and warrants held by them, up to an amount equal to the Sale Percentage. The Selldown Agreement will terminate on the earlier of (i) the date that Oaktree no longer holds at least 10% of the shares of common stock and warrants exercisable for common stock, collectively, held by Oaktree immediately following closing of the IPO, and (ii) the third anniversary of the closing of the IPO.

The following table summarizes restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	—	$—
Granted	454,546	11.00
Vested	(454,546)	11.00
Forfeited	—	—
Unvested at September 30, 2014	—	$—

9. Income Taxes
Prior to the Company’s IPO, for income tax purposes the Company was comprised of limited liability entities, which were not subject to federal and certain state income taxes at the entity level and certain corporations whose operations were subject to income taxes at the company level. Upon completion of the IPO and the conversion of the parent entity into a corporation (“the LLC Conversion”) all of the Company’s operations became subject to income taxes at the corporation level.

As a result of the LLC Conversion the Company recorded a net deferred income tax expense of $2.7 million (comprised of $21.2 million of liabilities and $1.5 million of current assets and $17.0 million of non-current assets) relating to the differences in the basis of the assets and liabilities for accounting and income tax basis of the LLC entities which existed at the date of conversion. The $2.7 million has been charged to operations and is included in provision for income taxes in the consolidated statements of operations for both the three and nine month periods ended September 30, 2014.

The Company has recorded in its historical statements of operations for the three and nine month periods ended September 30, 2014 total income tax expense of $6.4 million and $6.6 million, respectively, which is comprised of the foregoing $2.7 million of net deferred taxes recorded as of the date of the LLC Conversion, income taxes on its operations for the period from the July 25, 2014 date of the LLC Conversion to September 30, 2014 which includes approximately $3.6 million of additional deferred income tax charges. The significant items giving rise to deferred tax assets and liabilities are stock-based compensation, intangible assets, accruals and basis differences arising from acquisitions.

The statements of operations for the interim periods in both 2013 and 2014 give pro forma effect to the income tax expense which would have been reported had the operations of the Company been subject to federal and state income taxes throughout the periods.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	December 31, 2013	September 30, 2014
Accrued compensation and benefits	$11,412	$8,989
Accrued professional fees	1,476	1,097
Accrued commissions	1,880	2,058
Accrued taxes	952	1,118
Accrued music and FCC licensing	1,108	—
Accrued publisher fees	793	453
Accrued national representation fees	660	928
Accrued other	4,539	3,936
	$22,820	$18,579

11. Commitments and Contingencies

Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $2.6 million and $3.8 million for the three months ended September 30, 2013 and 2014, compared to $7.5 million and $13.2 million for the nine months ended September 30, 2013 and 2014, respectively. Total rental expense includes costs incurred for live events including venue and equipment rentals.

At September 30, 2014, the total minimum annual rental commitments under noncancelable operating leases are as follows:

(in thousands)
2014 (remainder)	$2,267
2015	8,417
2016	7,662
2017	6,609
2018	5,565
Thereafter	13,599
Total minimum payments	$44,119

Future Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of September 30, 2014 is approximately $20.7 million and is expected to be paid in accordance with the agreements through October 2018.

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

The following table presents the Company’s reportable segment results for the three months ended September 30, 2013:

	(in thousands)
	Local Advertising	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended September 30, 2013
Net revenue	$57,629	$9,238	$—	$66,867
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	36,850	8,885	—	45,735
Depreciation and amortization	2,606	924	125	3,655
Corporate expenses	—	—	5,223	5,223
Transaction costs	—	—	273	273
Net loss on sale of assets	—	—	15	15
Operating income (loss)	$18,173	$(571)	$(5,636)	$11,966

The following table presents the Company’s reportable segment results for the three months ended September 30, 2014:

	(in thousands)
	Local Advertising	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended September 30, 2014
Net revenue	$78,997	$15,750	$—	$94,747
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	47,756	13,852	—	61,608
Depreciation and amortization	3,180	679	390	4,249
Corporate expenses	—	—	6,487	6,487
Stock-based compensation	6,775	3,915	26,890	37,580
Transaction costs	—	—	63	63
Net loss on sale of assets	—	—	222	222
Operating income (loss)	$21,286	$(2,696)	$(34,052)	$(15,462)

The following table presents the Company’s reportable segment results for the nine months ended September 30, 2013:

	(in thousands)
	Local Advertising	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Nine Months Ended September 30, 2013
Net revenue	$162,687	$30,132	$—	$192,819
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	107,695	28,148	—	135,843
Depreciation and amortization	8,195	2,553	348	11,096
Corporate expenses	—	—	13,826	13,826
Transaction costs	—	—	351	351
Net gain on sale of assets	—	—	(37)	(37)
Operating income (loss)	$46,797	$(569)	$(14,488)	$31,740
Capital expenditures	$2,531	$2,851	$544	$5,926

The following table presents the Company’s reportable segment results for the nine months ended September 30, 2014:

	(in thousands)
	Local Advertising	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Nine Months Ended September 30, 2014
Net revenue	$222,319	$57,856	$—	$280,175
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	140,705	50,123	—	190,828
Depreciation and amortization	9,754	2,479	734	12,967
Corporate expenses	—	—	17,921	17,921
Stock-based compensation	6,775	3,915	27,049	37,739
Transaction costs	—	—	81	81
Net loss on sale of assets	—	—	86	86
Operating income (loss)	$65,085	$1,339	$(45,871)	$20,553
Capital expenditures	$6,434	$3,827	$826	$11,087

Note 13. Pro Forma Net Income Per Common Share

Pro forma basic and diluted net income (loss) per common share have been computed to give effect to the assumed conversion of the units and warrants to purchase units of Townsquare Media, LLC into Class A, Class B, and Class C common stock and warrants and options to purchase common stock of Townsquare Media, Inc. upon the completion of the IPO of the Company’s common stock. In addition, the pro forma net income applied in computing the pro forma basic and diluted net income per share is based upon the Company’s historical net income as adjusted to reflect the conversion of the Company from a limited liability company into a Delaware corporation. Prior to such conversion, the Company was treated as a partnership and generally was not subject to income taxes. The pro forma net income, therefore, includes adjustments for income tax expense as if the Company had been a corporation and subject to income taxes at an assumed combined federal, state, and local income tax rate of 38.9%.

The following table sets forth the computation of basic and diluted pro forma net income (loss) per share:

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Numerator:
Pro forma net income (loss)	$2,743	$(16,622)	$5,701	$(9,427)

Denominator:
Weighted average shares of common stock outstanding	7,517	14,209	7,517	10,024
Effect of dilutive common stock equivalents	9,120	—	9,120	—

Weighted average diluted common shares outstanding	16,637	14,209	16,637	10,024

Pro forma net income (loss) per share:
Basic	$0.36	$(1.17)	$0.76	$(0.94)
Diluted	$0.16	$(1.17)	$0.34	$(0.94)

The Company had the following dilutive securities that were not included in the computations of historical and pro forma net income (loss) per share as they were considered anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Warrants	—	9,508,878	—	9,508,878
Stock options	—	6,958,338	—	6,958,338

14. Subsequent Events

The Company evaluated the consolidated financial statements for subsequent events through November 6, 2014, the date the consolidated financial statements were available to be issued. Except as stated below, the Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

On October 31, 2014, the Company, through a subsidiary of Townsquare Live Events, purchased substantially all of the assets of FACE, Festivals and Concert Events, Inc. ("WE Fest"), for approximately $21.5 million, net of closing adjustments, and 100,000 of the Company's Class A common shares. Cash consideration was satisfied from cash on hand, a $10.0 million draw-down on the Company's revolving credit facility and a working capital adjustment of approximately $3.7 million.

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

We use the term “Transactions” to refer to all material acquisitions and divestitures, and certain smaller live events acquisitions that were completed as of September 30, 2014. The Transactions include, but are not limited to, the acquisition of MAC Events (“MAC”), which closed on November 20, 2013, the acquisition of our Boise market from Peak II Holding, LLC (“Boise” or “Peak”), which closed on November 14, 2013, the acquisitions of certain assets from Cumulus Media, Inc. (“Cumulus”), which closed on November 14, 2013, the acquisition of Country Jam, which closed on July 12, 2013 and certain smaller acquisitions of live events acquired from January 1, 2013 through September 30, 2014 (which we refer to in this section, together with Country Jam and MAC, as the “Live Events Acquisitions”). We use the term "pro forma" in this section to refer to results that include the Transactions as if they had been completed on January 1, 2013.

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

Our Local Advertising contracts are generally short-term. In the local media industry, companies sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash. Barter revenue totaled $2.2 million and $3.3 million for the three months ended September 30, 2013 and 2014, respectively, and $6.2 million and $9.3 million for the nine months ended September 30, 2013 and 2014, respectively.

Barter expense totaled $2.3 million and $3.1 million for the three months ended September 30, 2013 and 2014, respectively, and $6.0 million and $8.4 million for the nine months ended September 30, 2013 and 2014, respectively.

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

Macroeconomic Indicators

Our advertising revenue for our businesses is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce, estimated U.S. GDP growth for 2013 was 1.9% and 2.0% for the quarter ended June 30, 2014.

Equity Compensation Charge Related to Conversion

In connection with the Company’s conversion from a limited liability company to a Delaware corporation, the Company replaced its existing management equity compensation program with 186,922 shares of the Company’s Class A common stock and 267,624 shares of the Company’s Class B common stock and a new grant of options to purchase 3,082,298 shares of Class A common stock and options to purchase 3,876,040 shares of Class B common stock, in each case based on the offering price of $11.00 per share. This was the result of the conversion of the Company’s outstanding Class B incentive units, which constituted the Company’s management equity compensation program, into the shares of Class A common stock and Class B common stock pursuant to the conversion, and via a grant of the options following the conversion but prior to the completion of the offering. The options granted have an exercise price equal to the public offering price of between $11.00 and $11.48 per share. In connection with these grants, in the third calendar quarter of 2014, the Company recorded a one-time, non-recurring, non-cash stock based compensation expense, of approximately $37.6 million. This amount consisted of approximately $5.0 million with respect to the conversion of Class B units into shares of Class A common stock and Class B common stock, and approximately $32.6 million with respect to the options granted. This one-time charge reduced our net income for the third calendar quarter of 2014 by approximately $24.9 million. The Company does not expect to record any future stock-based compensation expense in connection with the conversion of its Class B units pursuant to the Conversion or the grant of options described above.

Initial Public Offering

On July 24, 2014, our shares began trading on the NYSE in connection with our IPO of 8,333,333 shares of common stock, at an offering price of $11.00 per share. Immediately following the offering we had 8,767,242 shares of Class A Common Stock, 3,022,484 shares of Class B Common Stock and 4,894,480 shares of Class C Common Stock outstanding as well as 9,508,878 shares of Class A common stock issuable upon the exercise of warrants at a de minimis price per share. The foregoing share totals include 186,922 shares of Class A Common Stock and 267,624 shares of Class B Common Stock granted to certain members of management in exchange for equity compensation arrangements previously outstanding prior to the conversion to a Delaware corporation.  The foregoing share totals exclude 3,082,298 of Class A common stock and 3,876,040 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of $11.00 per share. Our shares are traded on NYSE under the symbol "TSQ". We received proceeds from the IPO of $82.1 million, net of underwriting discounts and commissions of $6.4 million and offering expenses of $3.2 million. Offering expenses incurred as of September 30, 2014 of $3.2 million were recorded as a reduction in paid-in capital.

Subsequently, on August 15, 2014, the underwriters of our IPO partially exercised their option to purchase additional shares electing to purchase 590,000 shares of Class A common stock at the offering price of $11.00 per share. We recognized net incremental proceeds of approximately $6.0 million, net of underwriting discounts and commissions of $0.5 million.

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

Executive Summary

The key developments in our business for the three months ended September 30, 2014 are summarized below:

▪	Consolidated net revenue increased $27.9 million, or 41.7%, primarily due to several acquisitions made during the second half of 2013.

▪	Local Advertising net revenue increased $21.4 million, or 37.1%.

▪	Other Media and Entertainment net revenue increased $6.5 million, or 70.5%.

▪	Pro forma consolidated net revenue increased $6.3 million, or 7.1%.

▪	Pro forma Local Advertising net revenue increased $1.5 million, or 1.9%, which consisted of an increase in political net revenue of $1.0 million and non-political net revenue of $0.5 million.

▪	Pro forma Other Media and Entertainment net revenue increased $4.8 million, or 43.2%, primarily due to growth in each of live events, digital marketing services and our national digital assets.
The key developments in our business for the nine months ended September 30, 2014 are summarized below:

▪	Consolidated net revenue for 2014 increased $87.4 million, or 45.3%, primarily due to several acquisitions made during the second half of 2013.

▪	Local Advertising net revenue increased $59.7 million, or 36.7%.

▪	Other Media and Entertainment net revenue increased $27.7 million, or 92.0%.

▪	Pro forma consolidated net revenue increased $20.7 million, or 8.0%.

▪	Pro forma Local Advertising net revenue increased $3.3 million, or 1.5%, which consisted of an increase in political net revenue of $2.1 million and non-political net revenue of $1.2 million.

▪	Pro forma Other Media and Entertainment net revenue increased $17.4 million, or 42.7%, primarily due to growth across live events, digital marketing services and our national digital assets.

Consolidated Results of Operations

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2014

The following table summarizes our historical consolidated results of operations:

	Three Months Ended September 30,
($ in thousands)	2013	2014	$ Change	% Change
Statement of Operations Data:
Local Advertising net revenue	$57,629	$78,997	$21,368	37.1%
Other Media and Entertainment net revenue	9,238	15,750	6,512	70.5%
Net revenue	66,867	94,747	27,880	41.7%
Operating Costs and Expenses:
Local Advertising direct operating expenses	36,850	47,756	10,906	29.6%
Other Media and Entertainment direct operating expenses	8,885	13,852	4,967	55.9%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	45,735	61,608	15,873	34.7%
Depreciation and amortization	3,655	4,249	594	16.3%
Corporate expenses	5,223	6,487	1,264	24.2%
Stock-based compensation	—	37,580	—	**
Transaction costs	273	63	(210)	(76.9)%
Net loss on sale of assets	15	222	207	1,380.0%
Total operating costs and expenses	54,901	110,209	55,308	100.7%
Operating income (loss)	11,966	(15,462)	(27,428)	229.2%
Other expense:
Interest expense, net	7,445	11,708	4,263	57.3%
Other expense, net	31	35	4	12.9%
Total other expense	7,476	11,743	4,267	57.1%
Income (loss) before income taxes	4,490	(27,205)	(31,695)	705.9%
Provision for income taxes	85	6,379	6,294	7,404.7%
Net income (loss)	$4,405	$(33,584)	$(37,989)	862.4%

Net Revenue

Net revenue for the three months ended September 30, 2014 increased $27.9 million, or 41.7%, as compared to the three months ended September 30, 2013. The increase was composed of $4.8 million of growth from our existing business and $23.1 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $23.1 million of growth related to acquisitions is attributable to (i) $2.7 million from Peak’s Boise market, (ii) $19.8 million from Cumulus assets and (iii) $0.6 million from the Live Events Acquisitions. The $4.8 million of growth related to our existing business is further detailed below.

Local Advertising net revenue for the three months ended September 30, 2014 increased $21.4 million, or 37.1%, as compared to the three months ended September 30, 2013. The increase was primarily composed of $20.6 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $20.6 million of growth related to acquisitions is attributable to $2.3 million from Peak’s Boise market and $18.3 million from Cumulus assets. Local Advertising net revenue from our existing business increased $0.8 million, or 1.3%, which consisted of an increase in political net revenue of $0.4 million and non-political net revenue of $0.4 million.

Other Media and Entertainment net revenue for the three months ended September 30, 2014 increased $6.5 million, or 70.5%, as compared to the three months ended September 30, 2013. The increase was composed of $4.0 million of growth from our existing business and $2.5 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $2.5 million of growth related to acquisitions is attributable to (i) $0.4 million from Peak’s Boise market, (ii) $1.5 million from Cumulus assets and (iii) $0.6 million from the Live Events Acquisitions. The $4.0 million of growth related to our existing business was primarily driven by increases within our digital marketing service, national digital and live events assets.

Direct Operating Expenses

Direct operating expenses for the three months ended September 30, 2014 increased $15.9 million, or 34.7%, as compared to the three months ended September 30, 2013. The increase was composed of $2.6 million of increased expense from our existing business and $13.3 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $13.3 million of increased expense related to acquisitions is attributable to (i) $1.7 million from Peak’s Boise market, (ii) $11.1 million from Cumulus assets and (iii) $0.5 million from the Live Events Acquisitions. The $2.6 million of increased expense related to our existing business was driven by a $3.4 million increase in Other Media and Entertainment direct operating expenses, which was partially offset by a $0.8 million decrease in Local Advertising direct operating expenses as further detailed below.

Local Advertising direct operating expenses for the three months ended September 30, 2014 increased $10.9 million, or 29.6%, as compared to the three months ended September 30, 2013. The increase was composed of $11.7 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition, and was partially offset by a $0.8 million decrease in expense from our existing business. The $11.7 million of increased expense related to acquisitions is attributable to $1.5 million from Peak’s Boise market and $10.2 million from Cumulus assets. The $0.8 million of decreased expense related to our existing business was driven by a decrease in personnel related costs.

Other Media and Entertainment direct operating expenses for the three months ended September 30, 2014 increased $5.0 million, or 55.9%, as compared to the three months ended September 30, 2013. The increase was composed of $3.5 million of increased expense from our existing business and $1.5 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $1.5 million of increased expense related to acquisitions is attributable to (i) $0.2 million from Peak’s Boise market, (ii) $0.8 million from Cumulus assets and (iii) $0.5 million from the Live Events Acquisitions. The $3.5 million of increased expense related to our existing business was driven by increases within our digital marketing service, national digital and live events assets.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2014 increased $0.6 million, or 16.3%, as compared to the three months ended September 30, 2013. The increase was primarily composed of an increase in depreciation and amortization for assets acquired in the Peak and Cumulus transactions.

Corporate Expenses

Corporate expense for the three months ended September 30, 2014 increased $1.3 million, or 24.2%, as compared to the three months ended September 30, 2013, primarily as a result in increased costs in salaries and benefits, as a result of our continued investment in additional headcount to support the growth of our business.

Stock-based Compensation

The increase was primarily composed of a one-time, non-recurring, non-cash stock based compensation expense charge of approximately $37.6 million, recorded during the three months ended September 30, 2014. This amount consisted of approximately $5.0 million with respect to the conversion of Class B units into shares of Class A common stock and Class B common stock, and approximately $32.6 million with respect to the options granted as a result of our IPO, which closed on July 29, 2014.

Transaction Costs

Transaction costs for the three months ended September 30, 2013 primarily consisted of costs relating to our Peak and Cumulus acquisitions, which closed in November 2013. Transaction costs were not significant during the three months ended September 30, 2014.

Loss on Sale of Assets

Loss on Sale of assets for the three months ended September 30, 2014, primarily consisted of a $0.2 million loss for the sale of land in Odessa, TX. Loss on Sale of assets for the three months ended September 30, 2013 were not significant and primarily consisted of the disposal of assets through the ordinary course of business.

Other Expense

Interest Expense, net is the major component of other expense. Interest expense, net for the three months ended September 30, 2014 increased $4.3 million, or 57.3%, as compared to the three months ended September 30, 2013. The increase was primarily a result of the financings for the Peak and Cumulus transactions. The table below illustrates the current year and prior year components of our interest expense, net.

	Three Months Ended September 30,
	2013	2014
($ in thousands)
Unsecured Senior Notes	$5,963	$8,822
Incremental Term Loans	964	1,326
Subordinated Notes	—	258
Capital loans and other	15	36
Loan origination cost	503	1,266
Interest expense, net	$7,445	$11,708

Provision for income taxes

As a result of the LLC Conversion the Company recorded a net deferred income tax expense of $2.7 million (comprised of $21.2 million of liabilities and $1.5 million of current assets and $17.0 million of non-current assets) relating to the differences in the basis of the assets and liabilities for accounting and income tax basis of the LLC entities which existed at the date of conversion. The $2.7 million has been charged to operations and is included in the income tax expense for three month periods ended September 30, 2014.

The Company has recorded in its historical statements of operations for the three month periods ended September 30, 2014 total income tax expense of $6.4 million, which is comprised of the foregoing $2.7 million of net deferred taxes recorded as of the date of the LLC Conversion, income taxes on its operations for the period from the July 25, 2014 date of the LLC Conversion to September 30, 2014 which includes approximately $3.6 million of additional deferred income tax charges.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2014

The following table summarizes our historical consolidated results of operations:

	Nine Months Ended September 30,
($ in thousands)	2013	2014	$ Change	% Change
Statement of Operations Data:
Local Advertising net revenue	$162,687	$222,319	$59,632	36.7%
Other Media and Entertainment net revenue	30,132	57,856	27,724	92.0%
Net revenue	192,819	280,175	87,356	45.3%
Operating Costs and Expenses:
Local Advertising direct operating expenses	107,695	140,705	33,010	30.7%
Other Media and Entertainment direct operating expenses	28,148	50,123	21,975	78.1%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	135,843	190,828	54,985	40.5%
Depreciation and amortization	11,096	12,967	1,871	16.9%
Corporate expenses	13,826	17,921	4,095	29.6%
Stock-based compensation	—	37,739	37,739	**
Transaction costs	351	81	(270)	76.9%
Net (gain) loss on sale of assets	(37)	86	123	332.4%
Total operating costs and expenses	161,079	259,622	98,543	61.2%
Operating income (loss)	31,740	20,553	(11,187)	35.2%
Other expense:
Interest expense, net	22,329	35,910	13,581	60.8%
Other expense, net	81	72	(9)	11.1%
Total other expense	22,410	35,982	13,572	60.6%
Income (loss) before income taxes	9,330	(15,429)	(24,759)	265.4%
Provision for income taxes	255	6,561	6,306	2,472.9%
Net income (loss)	$9,075	$(21,990)	$(31,065)	342.3%

Net Revenue

Net revenue for the nine months ended September 30, 2014 increased $87.4 million, or 45.3%, as compared to the nine months ended September 30, 2013. The increase was composed of $18.9 million of growth from our existing business and $68.5 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $68.5 million of growth related to acquisitions is attributable to (i) $8.0 million from Peak’s Boise market, (ii) $53.3 million from Cumulus assets and (iii) $7.2 million from the Live Events Acquisitions. The $18.9 million of growth related to our existing business was driven by a $2.7 million increase in Local Advertising net revenue and a $16.2 million increase in Other Media and Entertainment net revenue, as further detailed below.

Local Advertising net revenue for the nine months ended September 30, 2014 increased $59.7 million, or 36.7%, as compared to the nine months ended September 30, 2013. The increase was composed of $2.8 million of growth from our existing business and $56.9 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $56.9 million of growth related to acquisitions is attributable to $6.9 million from Peak’s Boise market and $50.0 million from Cumulus assets. The $2.7 million of growth related to our existing business was primarily driven by an increase in political net revenue of $1.3 million and non-political net revenue of $1.4 million.

Other Media and Entertainment net revenue for the nine months ended September 30, 2014 increased $27.7 million, or 92.0%, as compared to the nine months ended September 30, 2013. The increase was composed of $16.2 million of growth from our existing business and $11.5 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $11.5 million of growth related to acquisitions is attributable to (i) $1.1 million from Peak’s Boise market, (ii) $3.2 million from Cumulus assets and (iii) $7.2 million from the Live Events Acquisitions. The $16.2 million of growth related to our existing business was driven by increases within our digital marketing service, national digital and live events assets, which was partially offset by a decrease in our e-commerce net revenue.

Direct Operating Expenses

Direct operating expenses for the nine months ended September 30, 2014 increased $55.0 million, or 40.5%, as compared to the nine months ended September 30, 2013. The increase was composed of $14.3 million of increased expense from our existing business and $40.7 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $40.7 million of increased expense related to acquisitions is attributable to (i) $5.3 million from Peak’s Boise market, (ii) $30.1 million from Cumulus assets and (iii) $5.3 million from the Live Events Acquisitions. The $14.3 million of increased expense related to our existing business was driven by a $0.1 million increase in Local Advertising direct operating expenses and a $14.3 million increase in Other Media and Entertainment direct operating expenses, as further detailed below.

Local Advertising direct operating expenses for the nine months ended September 30, 2014 increased $33.0 million, or 30.7%, as compared to the nine months ended September 30, 2013. The increase was composed of $0.1 million of increased expense from our existing business and $32.9 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $32.9 million of increased expense related to acquisitions is attributable to $4.5 million from Peak’s Boise market and $28.4 million from Cumulus assets. The change in expense related to our existing business remained relatively flat between periods.

Other Media and Entertainment direct operating expenses for the nine months ended September 30, 2014 increased $22.0 million, or 78.1%, as compared to the nine months ended September 30, 2013. The increase was composed of $14.3 million of increased expense from our existing business and $7.7 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $7.7 million of increased expense related to acquisitions is attributable to (i) $0.8 million from Peak’s Boise market, (ii) $1.7 million from Cumulus assets and (iii) $5.2 million from the Live Events Acquisitions. The $14.2 million of increased expense related to our existing business was driven by increases within our digital marketing service, national digital and live events assets.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2014 increased $1.9 million, or 16.9%, as compared to the nine months ended September 30, 2013. The increase was primarily composed of an increase in depreciation and amortization for assets acquired in the Peak and Cumulus transactions.

Corporate Expenses

Corporate expense for the nine months ended September 30, 2014 increased $4.1 million, or 29.6%, as compared to the nine months ended September 30, 2013. The increase primarily consisted of an increase of $2.2 million in legal fees, which was the result of the April 18, 2013 dismissal of the Brill lawsuit, whereby we reversed $2.1 million of the remaining liability as a credit to legal fees in corporate expense on the consolidated statement of operations for the nine months ended September 30, 2013. Excluding the effect of the one-time reversal of legal expense corporate expense increased $2.0 million, or 14.4%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2014, primarily as a result in increased costs in salaries and benefits, as a result of our continued investment in additional headcount to support the growth of our business.

Stock-based Compensation

The increase was primarily composed of a one-time, non-recurring, non-cash stock based compensation expense charge of approximately $37.6 million, recorded during the nine months ended September 30, 2014. This amount consisted of approximately $5.0 million with respect to the conversion of Class B units into shares of Class A common stock and Class B common stock, and approximately $32.6 million with respect to the options granted as a result of our IPO, which closed on July 29, 2014.

Transaction Costs

Transaction costs for the nine months ended September 30, 2013 primarily consisted of costs relating to our Peak and Cumulus acquisitions, which closed in November 2013. Transaction costs were not significant during the nine months ended September 30, 2014.

(Gain) loss on Sale of Assets

Gain on sale of assets for the nine months ended September 30, 2014 increased $0.1 million, or 332.4%, as compared to the nine months ended September 30, 2013. In the comparable prior year period, the gain was a result of proceeds received in connection with the sale of KDOK (AM) in Tyler, Texas to Chalk Hill Communications, LLC. In the current period, the loss consists of $0.2 million loss on the sale of land in Odessa, TX, which was partially offset by $0.1 million of proceeds received for the sale of a portion of land in Lubbock, Texas.

Other Expense

Interest Expense, net is the major component of other expense. Interest expense, net for the nine months ended September 30, 2014 increased $13.6 million, or 60.8%, as compared to the nine months ended September 30, 2013. The increase was primarily a result of the financings for the Peak and Cumulus transactions. The table below illustrates the current year and prior year components of our interest expense, net.

	Nine Months Ended September 30,
	2013	2014
($ in thousands)
Unsecured Senior Notes	$17,888	$26,465
Incremental Term Loans	2,876	5,068
Subordinated Notes	—	1,797
Capital loans and other	45	52
Loan origination cost	1,521	2,529
Interest income	(1)	(1)
Interest expense, net	$22,329	$35,910

Provision for income taxes

As a result of the LLC Conversion the Company recorded a net deferred income tax expense of $2.7 million (comprised of $21.2 million of liabilities and $1.5 million of current assets and $17.0 million of non-current assets) relating to the differences in the basis of the assets and liabilities for accounting and income tax basis of the LLC entities which existed at the date of conversion. The $2.7 million has been charged to operations and is included in the income tax expense for nine month periods ended September 30, 2014.

The Company has recorded in its historical statements of operations for the nine month periods ended September 30, 2014 total income tax expense of $6.6 million, which is comprised of the foregoing $2.7 million of net deferred taxes recorded as of the date of the LLC Conversion, income taxes on its operations for the period from the

July 25, 2014 date of the LLC Conversion to September 30, 2014 which includes approximately $3.6 million of additional deferred income tax charges.

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

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2014

	Three Months Ended September 30, 2013					Three Months Ended September 30, 2014
($ in thousands)	Townsquare Media	Peak Jul 1, 2013 - Sep 30, 2013	Cumulus Jul 1, 2013 - Sep 30, 2013	Live Events Acquisitions	Townsquare Media Pro Forma	Townsquare Media
Local Advertising net revenue	$57,629	$2,240	$17,626	$—	$77,495	$78,997
Other Media and Entertainment net revenue	9,238	272	917	571	10,998	15,750
Net revenue	$66,867	$2,512	$18,543	$571	$88,493	$94,747

	Three Months Ended September 30,
($ in thousands)	2013	2014	$ Change	% Change
Local Advertising net revenue	$77,495	$78,997	$1,502	1.9%
Other Media and Entertainment net revenue	10,998	15,750	4,752	43.2%
Net revenue	$88,493	$94,747	$6,254	7.1%

On a pro forma consolidated basis, net revenue for the three months ended September 30, 2014 increased by $6.3 million, or 7.1%, as compared to the three months ended September 30, 2013. The increase was primarily a result of a $1.5 million increase in Local Advertising net revenue and a $4.8 million increase in Other Media and Entertainment net revenue as further described below.

On a pro forma basis, Local Advertising net revenue for the three months ended September 30, 2014 increased by $1.5 million, or 1.9%, as compared to the three months ended September 30, 2013. This increase was primarily driven by an increase in political net revenue of $1.0 million and non-political net revenue of $0.5 million.

On a pro forma basis, Other Media and Entertainment net revenue for the three months ended September 30, 2014 increased by $4.8 million, or 43.2%, as compared to the three months ended September 30, 2013. The increase was primarily driven by strong growth within our digital marketing service, national digital and live events assets.

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2014

	Nine Months Ended September 30, 2013					Nine Months Ended September 30, 2014
($ in thousands)	Townsquare Media	Peak Jan 1, 2013 - Sep 30, 2013	Cumulus Jan 1, 2013 - Sep 30, 2013	Live Events Acquisitions	Townsquare Media Pro Forma	Townsquare Media Pro Forma
Local Advertising net revenue	$162,687	$5,987	$50,303	$—	$218,977	$222,319
Other Media and Entertainment net revenue	30,132	653	2,637	7,108	40,530	57,856
Net revenue	$192,819	$6,640	$52,940	$7,108	$259,507	$280,175

	Nine Months Ended September 30,
($ in thousands)	2013	2014	$ Change	% Change
Local Advertising net revenue	$218,977	$222,319	$3,342	1.5%
Other Media and Entertainment net revenue	40,530	57,856	17,326	42.7%
Net revenue	$259,507	$280,175	$20,668	8.0%

On a pro forma consolidated basis, net revenue for the nine months ended September 30, 2014 increased by $20.7 million, or 8.0%, as compared to the nine months ended September 30, 2013. The increase was primarily a result of a $3.3 million increase in Local Advertising net revenue and a $17.4 million increase in Other Media and Entertainment net revenue as further described below.

On a pro forma basis, Local Advertising net revenue for the nine months ended September 30, 2014 increased $3.3 million, or 1.5%, as compared to the nine months ended September 30, 2013. This increase was primarily driven by an increase in political net revenue of $2.1 million and non-political net revenue of $1.2 million.

On a pro forma basis, Other Media and Entertainment net revenue for the nine months ended September 30, 2014 increased by $17.4 million, or 42.7%, as compared to the three months ended September 30, 2013. The increase was primarily driven by strong growth within our digital marketing service, national digital and live events assets.

Liquidity and Capital Resources

	Nine Months Ended September 30,
($ in thousands)	2013	2014
Cash	$31,554	$29,917
Cash provided by operating activities	20,464	35,217
Cash used in investing activities	(10,199)	(15,117)
Cash used in financing activities	(1,016)	(35,830)
Net increase (decrease) in cash	$9,249	$(15,730)

We fund our ongoing capital and working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, including funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months. As of September 30, 2014, the total amount of credit available to us was $25.0 million under our credit facilities, of which none has been drawn down. As of September 30, 2014, we had $522.8 million of outstanding indebtedness with annual debt service requirements of approximately $42.3 million. Our anticipated uses of cash in the near term include working capital needs, debt payments and other obligations, and capital expenditures. However, our ability to fund our working capital needs, debt payments and other obligations, capital expenditures, and to comply with the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, rapid changes in the highly competitive industry in which we operate and other factors, many of which are beyond our control.

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

Cash Flow

As of September 30, 2014, we had a total of $29.9 million of cash in our operating bank accounts that was not subject to principal market fluctuations. As of September 30, 2014, we had accounts receivable totaling $62.2 million from our customers who have historically evidenced an average collection cycle of 61 days.

Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2013 were $20.5 million, primarily driven by $22.8 million in cash generated by operations and a net decrease in our operating assets and liabilities of $2.3 million. The net decrease in operating assets and liabilities primarily consisted of (i) an increase of $7.2 million in accounts receivable driven by an increase in business activity, (ii) a decrease of $1.0 million in other-long term liabilities as a result of the April 18, 2013 dismissal of the Brill lawsuit whereby we reversed the remaining liability and (iii) a $6.0 million increase in accrued interest relating to our bond due April 1 and October 1 each year.

Cash flows provided by operating activities for the nine months ended September 30, 2014 were $35.2 million, primarily driven by $39.4 million in cash generated by operations and a net decrease in our operating assets and liabilities of $4.2 million. The net decrease in operating assets and liabilities primarily consisted of (i) an increase of $7.1 million in accounts receivable driven by an increase in business activity as a result of our acquisitions in late 2013, (ii) a decrease of $8.3 million in accounts payable and accrued expense and other current liabilities as a result of timing of payments for employee bonuses, (iii) a $2.1 million decrease in prepaid expenses primarily relating to our events business and (iv) a $9.1 million increase in accrued interest relating to our bond due April 1 and October 1 each year.

Investing Activities

Currently, our investing activities primarily relate to our continued investment in acquisitions which are consistent with our strategy to prudently invest in market leading media properties in small and mid-sized markets. Additionally, our investing activities include payments made for capital expenditures. Cash used in investing activities for the nine months ended September 30, 2013 and 2014 was $10.2 million and $15.1 million, respectively. Cash used in investing activities relating to acquisitions for the nine months ended September 30, 2013 and 2014 were $4.4 million and $4.2 million, respectively. Cash used in investing activities relating to capital expenditures for the nine months ended September 30, 2013 and 2014 were $5.9 million and $11.1 million, respectively. During the three months ended September 30, 2014 we prioritized certain items, resulting in the increased spend year-over-year. In the future, we anticipate capital expenditures to be consistent with prior years and increase slightly year-over-year to support our continued growth and from required investments in our newly acquired markets. We believe that our capital structure provides adequate liquidity and scale for us to pursue and finance potential strategic acquisitions in the future.

Financing Activities

Cash flows used in financing activities for the nine months ended September 30, 2013 were $1.0 million, primarily consisting of $0.8 million of principal payments on our outstanding debt and $0.1 million in fees relating to debt financing costs and $0.1 million of repayments for our capitalized lease obligations.

On July 24, 2014, our shares began trading on the NYSE in connection with our IPO of 8,333,333 shares of common stock, at an offering price of $11.00 per share. We received proceeds from the IPO of $82.1 million, net of underwriting discounts and commissions of $6.4 million and offering expenses of $3.2 million. Subsequently, on August 15, 2014, the underwriters of our IPO partially exercised their option to purchase additional shares electing to purchase 590,000 shares of Class A common stock at the offering price of $11.00 per share. We recognized net incremental proceeds of approximately $6.0 million, net of underwriting discounts and commissions of $0.5 million. We used substantially all of the net proceeds, together with $37.0 million of cash on hand to repay $90.0 million of Townsquare Radio's Incremental Term Loans and $32.2 million of our Senior PIK Notes, representing the entire outstanding balance.

Cash flows used in financing activities for the nine months ended September 30, 2014 were $35.8 million and primarily consisted of (i) $88.1 million of net proceeds from our IPO, including the underwriters' over allotment shares, net of underwriters' fees and offering costs of $10.1 million, (ii) $123.5 million of debt repayments, (iii) $0.3 million in fees relating to debt financing costs and (iv) $0.1 million of repayments for our capitalized lease obligations.

We have historically serviced our debt obligations solely from funds generated from operating activities and have not drawn down any amount on our outstanding revolving credit facility. We believe that our cash balance, together with our un-drawn revolver and cash generated by operating activities, will be sufficient to fund our operations, service our debt obligations and pursue our strategy in the future.

Financing Arrangements

Senior Secured Credit Facility

Townsquare Radio, a subsidiary of the Company, as borrower, is party to a Senior Secured Credit Facility with General Electric Capital Corporation, as administrative agent, and the lenders party thereto from time to time. Townsquare Radio has incurred $207.0 million of term loans under the Senior Secured Credit Facility (as amended, the “Senior Secured Credit Facility”). On July 11, 2014, we entered into an amendment to the Senior Secured Credit Facility that provides for up to $25.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit). On July 29, 2014 we used substantially all of the net proceeds from our IPO, together with $37.0 million of cash on hand to repay $90.0 million of the term loans under the Senior Secured Credit Facility, leaving a remaining balance of $111.4 million as of September 30, 2014.

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

As of September 30, 2014, we were in compliance with the covenants contained in our Senior Secured Credit Facility.

9.00% Unsecured Senior Notes Due 2019

On April 4, 2012, Townsquare Radio and Townsquare Radio, Inc. (together, the “Issuers”) issued $265.0 million aggregate principal amount of 9.00% Unsecured Senior Notes Due 2019 pursuant to an indenture among the Issuers, the guarantors signatory thereto and Wilmington Trust, National Association, as trustee. On November 14, 2013, the Issuers issued an addition $145.9 million aggregate principal amount of the Notes pursuant to the indenture. The Notes are general senior obligations of the Issuers and are guaranteed by certain of the Issuers’ restricted subsidiaries that guarantee other indebtedness of the Issuers or guarantors, including the Senior Secured Credit Facility.

The Notes will mature on April 1, 2019. Interest on the Notes accrues at a rate of 9.00% per annum and is payable semi-annually in arrears on April 1 and October 1 of each year. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. Prior to April 1, 2015, we may redeem up to 35% of the principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 109.00% of the principal amount of the Notes, together with accrued and unpaid interest, if any, to, but not including, the date of redemption. Prior to April 1, 2015, we may also redeem some or all of the Notes at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium. On or after April 1, 2015, we may redeem all or a part of the Notes at our option, upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of the principal amount) set forth below, plus accrued and unpaid interest, if any, on the Notes to be redeemed to the applicable redemption date if redeemed during the twelve-month period beginning on April 1 of the years indicated in the following table:

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

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report, except for those stated below.

Stock-based Compensation

Stock-based compensation expense related to stock-based transactions, including employee awards, is measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. The fair value of option awards is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of our common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized immediately as the equity awards vest.

Income Taxes

Prior to our IPO, for income tax purposes we were comprised of limited liability entities, which were not subject to federal and certain state income taxes at the entity level and a corporation whose operations were subject to income taxes at the company level. Upon completion of the IPO and the conversion of the parent entity into a corporation all of our operations became subject to income taxes at the corporation level.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

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

Interest Rate Risk

At September 30, 2014 we had cash and cash equivalents of $29.9 million. We do not believe our cash and cash equivalents have significant risk of default or illiquidity.

As of September 30, 2014 we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing Unsecured Senior Notes.

Our primary interest rate exposure as of September 30, 2014 was due to interest rate fluctuations, specifically the impact of LIBOR interest rates on our existing term loans. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds

On July 29, 2014, the Company used the net proceeds from the initial public offering, along with approximately $37.0 million of cash on hand, to repay its outstanding 10.0% Senior PIK Notes in their entirety due 2019 and $90.0 million of the outstanding term loans under Townsquare Radio's Senior Secured Credit Facility leaving a balance of approximately $111.4 million. The total amount repaid on our Senior PIK Notes was approximately $32.2 million, composed of $30.0 million of principal and $2.2 million of accreted interest.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith