Form 10-K
period 2014-12-31
Townsquare Media, Inc.
filed 2015-03-16
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-K __________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2014
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

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.01 par value per share	The New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of March 16, 2015, the registrant had 17,374,206 outstanding shares of common stock consisting of: (i) 9,457,242 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 4,894,480 shares of Class C common stock, par value $0.01 per share. The registrant also had 9,508,878 warrants to purchase Class A common stock outstanding as of that date.

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was $138,091,371 as of July 24, 2014, based on the price at which registrant’s Class A common stock was last sold on such date of $11.00 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of stockholders (the “2015 Proxy Statement”), to be filed with the Securities and Exchange Commission ("SEC"), are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

TOWNSQUARE MEDIA, INC.

i

CERTAIN DEFINITIONS

On July 25, 2014, Townsquare Media, LLC a Delaware limited liability company organized in 2010, converted to Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," "Townsquare," "Townsquare Media," or "Ultimate Parent"). An indirect, wholly owned subsidiary of Townsquare, Townsquare Radio, LLC, together with Townsquare Radio, Inc., are the co-borrowers under the Senior Credit Facility and co-issuers of our 9.00% Unsecured Senior Notes due 2019 (the "Notes"). Unless the context requires otherwise, references in this annual report to the "borrower" and "Townsquare Radio" relate to Townsquare Radio, LLC.

"Transactions" refers to all material acquisitions and divestitures that were completed from January 1, 2012 to December 31, 2014. The Transactions include, but are not limited to, the acquisition of certain assets of FACE, Festivals and Concert Events, Inc. ("WE Fest"), which closed on October 31, 2014, certain assets of MAC Events (“MAC”), which closed on November 20, 2013, the acquisition of our Boise market from Peak II Holding, LLC (“Boise” or “Peak”), which closed on November 14, 2013, the acquisitions of certain assets from Cumulus Media, Inc. (“Cumulus II,” which closed on November 14, 2013 and “Cumulus I,” which closed on July 31, 2012), the acquisition of certain assets of Country Jam, which closed on July 12, 2013, the acquisition of certain assets of MMN Media, Inc. (“MMN”), which closed on August 10, 2012, and the acquisition of certain assets from Double O Corporation (“Double O”), which closed on February 29, 2012. The Transactions are disclosed in more detail in our annual consolidated financial statements included elsewhere in this annual report.

MARKET, RANKING AND OTHER INDUSTRY DATA

In this annual report we rely on and refer to information and statistics regarding our industry, the size of certain markets and our position within the sectors in which we compete. Some of the market and industry data contained in this annual report are based on independent industry publications or other publicly available information, while other information is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources listed in this annual report, and our management’s knowledge and experience in the markets in which we operate. Our estimates have also been based on information obtained from our customers, suppliers and other contacts in the markets in which we operate. We believe that these independent sources and our internal data are reliable as of their respective dates.

TRADEMARKS, SERVICE MARKS AND TRADE NAMES

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this annual report are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights. This annual report may include trademarks, service marks or trade names of other companies. Our use or display of other parties’ trademarks, service marks, trade names or products is not intended to, and does not imply a relationship with, or endorsement or sponsorship of us by, the trademark, service mark or trade name owners.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY

As a company with less than $1.0 billion in revenue during our most recently completed fiscal year, we qualify as an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by Section 102 of the Jumpstart Our Business Startups Act (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies that are not emerging growth companies. These provisions include:

•	reduced disclosure about our executive compensation arrangements;

•	not being subject to non-binding shareholder advisory votes on executive compensation or golden parachute arrangements; and

•	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earlier of (i) the last day of the fiscal year in which our annual gross revenue exceeds $1.0 billion, (ii) the last day of the fiscal year that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been publicly reporting for at least 12 months or (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. We have not made a decision whether to take advantage of any or all of these exemptions. The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this annual report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the impact of general economic conditions in the United States or in the specific markets in which we currently do business;

•	industry conditions, including existing competition and future competitive technologies;

•	the popularity of radio as a broadcasting and advertising medium;

•	cancellations, disruptions or postponements of advertising schedules in response to national or world events;

•	our dependence on key personnel; our capital expenditure requirements; our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions;

•	legislative or regulatory requirements; risks and uncertainties relating to our leverage; changes in interest rates;

•	our ability to obtain financing at times, in amounts and at rates considered appropriate by us;

•	our ability to access the capital markets as and when needed and on terms that we consider favorable to us; and

•	other factors mentioned in the section entitled “Risk Factors.”

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this annual report in the context of these risks and uncertainties. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the way we expect. The forward-looking statements included in this annual report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.
ELECTRONIC ACCESS TO COMPANY REPORTS
Our investor website can be accessed at www.townsquaremedia.com under the “Equity Investors” tab. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website promptly after we electronically file those materials with, or furnish those materials to, the SEC.  We also use the “Equity Investors” section of our website as a means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD.  Investors are urged to monitor the Company's website for announcements of material information relating to the Company.  No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS
Description of Business

Townsquare Media, Inc. is an integrated and diversified media and entertainment and digital marketing services company that owns and operates market leading radio stations, digital and social properties and live events in small and mid-sized markets across the United States, delivering national scale and expertise to the communities we serve on a local level. As of December 31, 2014, we owned and operated 311 radio stations, over 325 search engine and mobile-optimized local websites and approximately 500 live events serving 66 small and mid-sized U.S. markets, making us the third largest owner of radio stations in the United States by number of radio stations owned.  We supplement our local offerings with the nationwide reach of our owned, operated and affiliated music and entertainment websites, which, on a combined basis, attracted the largest audience among music-focused digital advertising networks as of December 2014 as well as certain large scale live events. Funds managed by Oaktree Capital Management, L.P. ("Oaktree") are our largest equity holder.

Local Advertising

Our Local Advertising segment is composed of 311 owned and operated radio stations and over 325 owned and operated local websites in 66 small and mid-sized markets. Our radio stations capture the number one market share of radio revenue in 44 out of our 66 markets, with 21 capturing the number two market share. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. All of our radio stations are available to be streamed online via their local companion websites, as well as our proprietary mobile application, radioPup.

We believe that we are the largest and best-capitalized owner and operator of radio stations that focuses solely on serving audiences and advertisers in small and mid-sized markets. Our markets have historically exhibited lower volatility in radio advertising spending, unemployment rates and real estate values as compared to U.S. national averages. These markets also typically have fewer media competitors than their large market counterparts. Our Local Advertising operations are organized around a regional strategy with cluster concentrations in and around the Northeast, Upper Midwest, Texas and the Mountain West.

Our radio stations and local websites are broadly diversified in terms of brand, music format and target demographics. Many of our brands enjoy a long, often multi-decade, heritage in our markets, increasing their relevance and resonance with our audience. The strength of our brands, combined with the size and targeted nature of our audience, enables us to compete for advertising expenditures against television and print media as well as other radio and digital competitors. Our local websites leverage our radio brands, extensive and integrated on-air promotion and the relevancy of the content to drive audience engagement. We also use our brands’ social media channels to drive traffic to our local websites where we are able to monetize the resulting audience engagement. All of our local websites are search engine and mobile optimized.

Live Events

Our Live Events segment is composed of a diverse range of live events, which we create, promote and produce, including music concerts, multi-day music festivals, consumer expositions and trade shows, athletic events, lifestyle events and other forms of entertainment. Our live events are local and community-based in nature and offer unique, out-of-home experiences to our audience as well as sponsorship, exhibit space and activation opportunities to our advertisers. We often customize live events that we operate in our Local Advertising markets to offer entertainment that complements the formats of our radio stations and local websites, reinforcing our brand integration while allowing us to further monetize our existing audience and advertiser relationships. Our live events in our Local Advertising markets are typically executed by our in-market teams, while leveraging in-house centralized underwriting, talent booking and general and administration infrastructure. Over the twelve months ended December 31, 2014, we produced approximately 500 live events that attracted over 850,000 attendees in total. Approximately 90% of these are annually recurring branded franchises such as El Paso's Balloonfest, Utica's FrogFest and Lafayette's Louisiana Outdoor Expo.

We replicate live events that demonstrate a track record of success in additional markets, many of which are within our Local Advertising footprint, where we are able to utilize existing assets and employees, a templatized syndication process we refer to as Events in a Box.

Other Media and Entertainment

Our Other Media and Entertainment business is primarily composed of our digital marketing services offering, national digital assets and e-commerce offering and also includes tower and other miscellaneous revenue. These assets extend our audience and advertiser reach into and beyond our Local Advertising markets.

Digital Marketing Services

We offer digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses ("SMBs") in small and mid-sized markets across the United States, including markets in which we operate our Local Advertising segment. Our digital marketing services, offered under the brand name Townsquare Interactive, include traditional and mobile-enabled website development and hosting services, search engine and online directory optimization services, online reputation management and social media management.

National Digital Assets

We own and operate a portfolio of 16 music and entertainment focused national websites, including Taste of Country, PopCrush, ScreenCrush, Ultimate Classic Rock, Loudwire, XXL and ComicsAlliance. We employ a dedicated national digital advertising sales force based in New York with a presence in Los Angeles, Chicago, Detroit, and Dallas.

We own and operate the nation’s largest digital advertising network focused on music content. This digital advertising network provides services such as advertising sales representation and advertising trafficking to approximately 150 third-party music and entertainment focused affiliate websites, such as Just Jared, Hype Machine and Contact Music. In most cases, the digital properties we represent through our digital advertising network do not employ a sales force to pursue advertising revenue. We are compensated for the services we provide to our affiliate websites through revenue-sharing arrangements.

The scale of our national audience reach complements our Local Advertising assets and allows us to deliver a compelling value proposition to national advertisers, such as McDonalds, Dodge and Best Buy, seeking to reach media and entertainment enthusiasts.

E-Commerce

We offer e-commerce products to consumers and advertisers through Seize the Deal, our proprietary deal and auction platform. Seize the Deal enables small businesses, some of which may not have the resources to utilize our Local Advertising products, to sell certain of their products and services online through our auction platform. Our auction platform supports over 100 local auctions annually, which are often used as a gateway to a broader advertising relationship with Townsquare Media. Our proprietary Seize the Deal technology platform also serves as the ticketing platform for certain of our live events.

Tower and Other Miscellaneous Revenue

We generate revenue from leasing space on our own tower facilities sold generally to communications companies and local authorities, as well as from other miscellaneous revenue sources.

Competitive Strengths

We believe that we are well-positioned to capitalize on the following competitive strengths to achieve further growth in our future performance:

National Scale and Media Expertise, on a Local Level, in Small and Mid-Sized Markets.

Our scale, national reach and expertise in media and entertainment across our portfolio of Local Advertising assets in small and mid-sized markets provide significant competitive advantages.

Large-Market Products, Technology and Practices Deployed in Small and Mid-Sized Markets.

Our flexible and customized content management system, digital advertising products and delivery capabilities, mobile application, digital marketing services capabilities, online video content and repeatable live event templates allow us to deliver world-class products supported by advanced technology in small and mid-sized markets. We believe with our scale we can offer superior solutions for advertisers and audiences alike as compared to many of our local competitors.

National Scale with Local Focus.

We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on small and mid-sized markets in the United States. This national scale allows us to have greater relevance to, and recognition from, our advertising clients while sharing best practices for strategy and operations across our asset portfolio.

Captive Local Audience Drives Superior Opportunity in Small and Mid-Sized Markets.

The competitive and economic environments found in small and mid-sized markets, particularly the markets where we have an established presence, provide significant advantages to us and, we believe, reduce the volatility in our financial results.

Attractive Competitive Landscapes.

There are fewer and less well-capitalized, local media competitors across our small and mid-sized markets relative to larger markets. In 43 of our 66 local markets, we do not compete against any of the five largest English language national radio competitors, as measured by revenue. We believe this competitive landscape allows our brands to gain a greater share of both audience and advertising expenditures in our markets than what is generally achieved by peers operating in large markets.

Lower Economic Volatility in Small and Mid-Sized Markets.

Our markets have, on average, exhibited lower volatility in radio advertising spending, unemployment rates and real estate values as compared to national averages, resulting in more stable radio advertising revenue compared to the national average over the last five years.

Strategically Assembled Market Portfolio Characterized by Stable, Locally Significant Institutions.

We have assembled a collection of small and mid-sized markets, organized in regional clusters, supported by stable, locally significant institutions such as universities, military bases, state capitals, regional medical centers and retail hubs and state fairs. We believe these stabilizing institutions will further reduce volatility of advertising spending in our markets.

#1 or #2 Revenue Market Share in Nearly All of Our Markets.

Our brands, in the aggregate, capture the largest or the second largest radio revenue share in 65 of our 66 markets, 44 of which are ranked number one. This leading market share position is indicative of our audience reach and engagement as well as our relevance to advertisers in our markets.

Strong Relationships with Local and Regional Advertisers.

In the year ended December 31, 2014, we generated approximately 81% of our revenue from a broad array of local and regional advertisers across a number of industries, including automotive dealers, banking and mortgage service providers, furniture and home furnishings retailers, food and beverage service providers, healthcare service providers and media and telecommunications service providers. We generate substantially all of our Local Advertising revenue by selling directly to local advertisers, as well as to local and regional advertising agencies which affords us the opportunity to better present our products to advertisers, cross sell products and more directly influence their advertising expenditure decisions.

Geographic Diversification with Strength in Northeast, Upper Midwest, Texas and Mountain West.

Our Local Advertising assets are geographically diversified, which helps to mitigate potential regional economic volatility and inclement weather events. By clustering our markets in certain geographic regions we are able to create compelling audience coverage for regional advertisers and to benefit from scale economies.

Diversified and Integrated Product Offering—Townsquare Everywhere.

Our diversified product offerings substantially differentiate us from our competition. This allows us to provide superior solutions to both our audience and advertisers, underpins our growth strategy and, we believe, helps to mitigate the risks associated with advertising revenue concentration.

Audience Engagement In and Out-of-Home, Across Multiple Platforms.

We offer our audience the ability to access our branded content on-air, online and on-site across multiple distribution channels. We believe that leveraging technology to make our branded content experiences accessible between devices and locations strengthens our audience engagement.

Targeted Audience Reach, Closer to the Point of Sale, to Local, Regional and National Advertisers.

A significant portion of our audience engagement occurs when our audience is out-of-home, particularly in the car, in the office or at our live events. Our audience frequently interacts with our content in close proximity to purchase events.

Launch Point for Non-Radio Products.

Our radio reach and engagement provide a powerful promotional vehicle from which we are able to grow our existing and new websites, online radio streams, mobile application, digital marketing services and live events. We believe that the increased interaction with consumers across these new products and platforms in turn reinforces consumer loyalty and affinity toward our radio brands and enables us to develop and grow complementary products in our markets.

Diversified Revenue Base.

We generate revenue from a diversified base of products and services, advertisers and markets. In the year ended December 31, 2014, approximately 30% of our net revenue was derived from sources other than the sale of terrestrial radio station advertising. We refer to this revenue as non-spot revenue. For the year ended December 31, 2014, no single advertiser represented more than 2% of our revenue, no advertising category represented more than 20% of our revenue and we did not generate more than 10% of our revenue in any one market or 15% of our revenue in any one state.

Monetization of Our Audience Relationships.

Our diversified and integrated product and service offerings, which we refer to as Townsquare Everywhere, combined with our leading market position in small and mid-sized markets based on radio revenue share, together enable us to generate higher total revenue per audience member than radio station owners focused on larger markets.

Influential Local and National Brands.

Strong Brand Recognition with Deep Local Heritage.

Our brands are well positioned, both to defend their competitive position in the radio medium and to expand their competitive position online, on mobile devices and in live events, which will allow for greater audience reach and deeper, more frequent interaction with our audience.

Original Live Events and Nationally Oriented Digital Brands Delivering Significant Audience Growth.

In addition to our heritage brands, we have established several new brands that have experienced significant audience growth since their inception.

Focus On Providing Original Entertainment, Music and Lifestyle Media Experiences to Our Audience.

We believe that our focus on providing original entertainment, music and lifestyle media experiences to our audience is a key driver of our powerful audience reach and engagement metrics.

Market Leadership in High-Quality, Live and Locally-Focused Content.

In our markets, we are among the largest providers of locally-focused content available to consumers, including in-car commuters. The quality and availability of our locally-focused content allows our brands to distinguish themselves from other local advertising offerings, attract larger audiences and build a loyal audience base. Several of our competitors, particularly in print media, are reducing the amount of original local content they are producing or creating pay-walls that restrict access to their digital content. We believe these trends will continue to advantage our offerings versus other media mediums.

Expertise in Music and Entertainment.

We believe that our expertise in the creation of music and entertainment content represents the foundation of our audience value proposition and is, in part, responsible for many of the strong metrics evidencing our broad and deep audience engagement, our ability to attract employees who excel at content production and our success with advertisers seeking to reach the valuable consumers attracted by our premium content.

Attractive Radio Industry Fundamentals.

The local media industry is an important medium for advertisers to reach targeted local consumers and for consumers to engage with relevant local content and events. Radio is a significant component of total local advertising spend as it remains a highly relevant and important medium for consumers.

Stable and Engaged Audience Base.

Despite the increased number of alternative mediums, terrestrial radio has experienced negligible audience fragmentation over the past 40 years and remains a significant source of daily media exposure. According to the Radio Advertising Bureau, in 2014 terrestrial radio broadcasts reached approximately 91% of American consumers each week, approximately unchanged since 1970.

Cost-Effective Value Proposition to Advertisers.

Given the stability of its audience, its broad reach and its relatively low cost as compared to competing advertising mediums such as television, we believe radio continues to offer an attractive value proposition to advertisers.

Trusted and Socially-Influential Local Media Personalities.

Recent research suggests that radio personalities are trusted by their audience and are socially influential. Six out of ten listeners in a joint Clear Channel/University of Southern California study, released in April 2014, say radio on-air personalities are “like a friend,” whose opinions they trust. Additionally, more than half of the study participants agreed that they trust brands, products, and services recommended by their favorite on-air personality.

Free Delivery of Local Content to End-Users.

Terrestrial radio’s free content distribution model provides an effective competitive advantage against other mediums, particularly those that deploy a subscription-based business model or rely on costs associated with internet connectivity or bandwidth use. In most of our markets, radio represents the only local content available to consumers free of charge.

Key Provider of Safety Information and Charitable Support in the Communities We Serve.

Our radio stations and local websites, together with our employees, play a vital role in the communities we serve by providing emergency information in times of crisis and by supporting a wide variety of charitable endeavors. During weather and other emergencies, our audience and government officials rely on our radio stations to disseminate critical, occasionally life-saving, information. Our radio stations and local websites also routinely support charity and community events through on-air and digital promotions to bolster fundraising activities and emergency relief efforts. These efforts further strengthen our position with both our audience and our advertisers.

Reliable and Substantial Cash Flow Generation.

Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operation. During the year ended December 31, 2014, pro forma for the Transactions, we recorded $13.7 million of capital expenditures which represented 3.7% of net revenue during the same period. In addition, we benefit from certain tax attributes to generate tax deductions which have historically limited the amount of cash taxes we pay.

Strong, Experienced and Incentivized Management Team and Committed, Well-Capitalized Sponsors.

We have an experienced senior management team with a proven, multi-disciplinary track record of delivering results for stakeholders. Further, certain funds managed by Oaktree own a majority of our equity. Oaktree is a leading global investment management firm focused on alternative markets and provides strong sponsorship, strategic support and financial resources for our continued growth.

Operating Strategy

The principal features of our operating strategy are:

Diversify Revenue Mix by Continuing to Grow Digital and Live Events Revenue Streams.

The natural synergies between our products allow us to leverage our operating structure and better monetize existing audience and advertiser relationships. Based on our recent success, we intend to continue to increase our digital audience, roll out new digital products and increase the contribution from our live events we operate, both organically and through acquisitions.

Solidify Our Position in Our Markets.

Our market positioning is supported by the demonstrable and consistent positive results our products produce for advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media which deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our markets.

Continue to Develop New Products That Foster Interaction with Our Audience Across Multiple Mediums and Increase Monetization Opportunities.

Our audience reach, combined with our direct relationship with local advertisers in our markets, positions us to launch and monetize new products and services, further diversifying and growing our revenue. In recent years, we have introduced a mobile station streaming application (radioPup), an e-commerce product (Seize the Deal) and a digital presence and marketing services platform (Townsquare Interactive). In addition to delivering non-spot revenue growth, these products and services frequently appeal to advertisers in our markets who may not access our radio products, thereby increasing our overall customer base and advertising market share.

Continue to Build Our Premium Portfolio of Brands.

Our branding strategy is fundamental to growing our audience and revenue. Across our markets, we have a large portfolio of distinct local brands that resonate with and appeal to our audiences. Many of our brands have several decades of heritage in our markets. Consumers associate our brands with high quality, locally-relevant content and entertainment. We intend to continue to invest in marketing and promotions in support of our brands and to actively participate in community events to increase our local market presence.

Focus on Differentiated Live and Local Content.

We generally provide a larger proportion of live and local content relative to other local media offerings in our markets. We believe such live and local content is more engaging to our audience and significantly differentiates our offerings in an increasingly crowded media landscape, mitigating the threat of audience attrition. Many audio media offerings that we compete with, including Pandora, Spotify and SiriusXM, do not offer local content in our markets. We intend to provide audiences with this differentiated content and enjoy the advantages it provides us with our audience and our advertisers.

Deepen Relationships with Advertisers to Increase Share of Advertising Spend.

We are committed to growing our sales force, training our sales personnel and investing in programs that allow us to deepen relationships with our advertisers, including developing new products that will allow our content, and our advertisers, to reach a broader audience more frequently and in more locations. Over time, we believe we can capture a greater share of the advertising expenditure in our markets across all mediums.

Capitalize on Strong Positions and Brands in Country, News/Talk/Sports and Rock Formats.

We own 71, 67 and 52 radio stations, representing approximately 23%, 22% and 17% of our radio stations, respectively, which are formatted with News/Talk/Sports, Country and Rock content, respectively. The majority of our radio stations airing these formats capture the largest audience among radio stations airing similar content in their respective markets, as ranked by Nielsen or other ratings services. We create audio programming, online content and live events which leverage our strength in these formats, together with the strength of our brands. We intend to continue to use our expertise and knowledge in these formats to share best practices and optimize content across our portfolio, in order to maximize audience aggregation within these formats.

Leverage Scalable Structure and Continue to Improve Operating Efficiencies Across Our Company.

Our various media products share common, largely fixed-cost operating infrastructure, resulting in significant scale economies. We also negotiate vendor contracts with key suppliers on a centralized basis, which reduces costs. As a result, as we grow our revenue, a significant majority of each incremental dollar of revenue is converted into incremental earnings.

Acquisition Strategy

The principal features of our acquisition strategy are:

Prudently Pursue Attractively-Valued Acquisition Opportunities.

We have a successful track record of integrating acquisitions. Since our current senior management team founded the Company in 2010, we have expanded our radio station portfolio from 60 to 311 by completing 11 transactions. We intend to continue to pursue attractively-priced acquisitions of radio stations, websites and live events. We target assets that have strong brands, enjoy leading market share positions, generate strong cash flow and generally possess traits consistent with our existing assets. In addition, acquiring assets allows us to further achieve certain economies of scale, share best practices across a broader platform and diversify our revenue base across our properties and geographies.

Add to Our Portfolio of Attractive Radio Station Clusters.

Radio station ownership in the United States remains significantly fragmented with over 3,000 owners operating over 10,000 commercial radio stations. While FCC ownership limitations restrict, in some cases, our ability to acquire incremental radio stations in certain of our markets, there remain a large number of markets with characteristics that are consistent with Townsquare’s acquisition criteria, in which we have no presence today. Given our acquisition track record, we are viewed by many sellers of radio stations to be a potential buyer of their stations, which has provided us with the opportunity to review the majority of properties sold in recent years. We expect to remain active and disciplined from a valuation perspective in the radio station marketplace.

Augment the Growth of Our Digital and Live Events Product Offerings Through Acquisitions.

In addition to our radio acquisition activity, since 2010 we have executed more than twenty acquisitions of assets in the digital and live events sectors, including certain assets of AOL Music, multi-day music festivals WE Fest, Mountain Jam and Country Jam, various trade shows and other live events properties. In these acquisitions, we were able to leverage our existing platform in combination with the acquired assets to drive operating efficiencies and financial performance. In many cases, we are able to template acquired live event properties and syndicate them into additional markets across our footprint. We expect to remain active in the digital and live events acquisition marketplace.

Evaluate New Product Opportunities.

We have evaluated a number of acquisition opportunities in other sectors that we view as adjacent and complementary to our existing asset portfolio. We expect to continue to consider such opportunities and potentially transact in the event that we find assets that provide a natural extension to our core competencies, further diversify our revenue and demonstrate a risk-reward profile that meets our stringent requirements.

Sources of Revenue

We generate revenue by selling multiple products and services across a range of media platforms. We approach our media products holistically, maximizing our revenue potential by pursuing integrated cross-platform sales and solutions for our advertising clients. Specifically, we offer advertisers cross-platform packages that incorporate our audience reach across radio, websites, social media, online video, mobile, digital marketing services, e-commerce, live events and activations.

Our revenue is generated primarily through the integrated sale of the following solutions:

Local Advertising

•	Spot radio advertisements sold to local, regional and national advertisers.

•	Sponsorships, live reads and endorsements sold to local, regional and national advertisers.

•	Remote broadcasts of our radio stations at advertisers’ places of business sold to local and regional advertisers.

•	Barter-based auctions sold to local and regional advertisers.

•	Display, sponsorship and video advertising, including custom developed digital advertisement products, on our owned and operated local websites to local, regional and national advertisers.

•
Advertising and sponsorships in our radio stations’ online radio streams accessible on computing devices as well as on mobile devices through our mobile application, radioPup, sold to local, regional and national advertisers.

•
Sponsored video content, including branded content series, often featuring musicians or other celebrities, and distributed across our portfolio of digital properties and social media channels, sold to local, regional and national advertisers.

•	Display and sponsorship advertising on our mobile application, radioPup, sold to local, regional and national advertisers.

Live Events

•	Tickets, merchandise, concessions and other ancillary products and services sold to our audience.

•	Sponsorships, exhibit space and activations sold to our local, regional and national advertisers.

•	Sponsored events, generally featuring musicians, sponsored by and custom produced on behalf of our advertisers, sold to national advertisers.

Other Media and Entertainment

•
Traditional and mobile-enabled website development and hosting services, search engine and online directory optimization services, online reputation management and social media management sold to local and regional small and mid-sized businesses.

•	E-Commerce offerings, including daily deals, ongoing deals and auctions sold to local and regional advertisers.

•
Display, sponsorship and video advertising, including custom developed digital advertisement products, on our owned and operated national websites as well as our affiliate websites sold to local, regional and national advertisers.

•	Revenue generated from leasing space on our own tower facilities sold generally to communications companies and local authorities.

We are positioned to generate growth in revenue by increasing audience interaction with our radio stations, local and national websites, online radio streams, mobile application and live events, which lead to an enhanced share of advertising expenditures, as well as an increased share of consumer spending.

Our Industry

The local media industry is an important medium for advertisers to reach targeted local consumers and for consumers to engage with relevant local content and events. In 2014, local advertising spending across all U.S. major media categories totaled $73.2 billion, according to SNL Kagan. Since 2009, U.S. local advertising has increased at a 1.1% compound annual growth rate and is projected to grow at a 3.2% compound annual growth rate through 2019. In 2014, local advertising spending on radio, internet and mobile, among our target categories, totaled $30.9 billion while consumer spending on live event tickets and advertiser spending on live event sponsorships, event marketing, and activation opportunities were additional substantial and growing markets. Since 2009, U.S. local advertising spending on radio, internet and mobile has increased at an 8.9% compound annual growth rate and is projected to grow at a 7.3% compound annual growth rate through 2019.

Radio. The primary source of revenue for radio broadcasting companies is the sale of advertising time to local, regional and national spot advertisers, and national network advertisers. Over the past 10 years, radio advertising has generally represented approximately 6.0% to 8.4% of the overall U.S. advertising market, and has typically followed macroeconomic growth trends. In 2014, radio advertising revenue reached $15.3 billion of which $11.4 billion was local radio advertising. In 2015, local radio advertising is projected by SNL Kagan to grow approximately 1.0%. The radio industry has a stable and engaged audience base and continues to be one of the core methods for advertisers to reach their targeted audience. According to the Radio Advertising Bureau, in 2014 terrestrial radio broadcasts reached approximately 91% of American consumers each week, a level that has remained substantially unchanged since 1970.

Digital. The primary source of revenue for national and local websites, accessed either from a PC, tablet or mobile device, is the sale of search ads, display ads and video advertising directly to advertisers and indirectly through advertising networks and exchanges. In 2014, internet and mobile advertising revenue reached $49.4 billion of which $19.5 billion was local. Since 2009, local internet and mobile advertising has represented two of the fastest growing local media advertising categories with a combined compounded annual growth rate of 17.0%, outpacing national advertising which grew at 16.8%.  These two local media advertising categories are projected to grow at a compounded annual growth rate of 10.3% through 2019 and continue to gain market share on national advertising which is projected to grow at 6.4%. North America has approximately 600,000 SMBs and the online marketing service market was estimated at approximately $24 billion in 2012, according to Borrell Associates.

Live Events. The primary source of revenue for live events is the sale of tickets to attendees and sponsorships, event marketing, and activation opportunities for local, regional and national advertisers. For 2014, Pollstar estimates the total size of the North American live concert industry at $6.2 billion, up from $3.3 billion in 2009, which represents a compound annual growth rate of 13.4%. Concert tour attendance declined in 2014, as measured by the top 100 grossing North American concert ticket sales, which declined by 4.7% to over 38 million. According to VSS’ Communications Industry Forecast, the total sale of sponsorships, event marketing and consumer activation opportunities at entertainment venues, tours and attractions, festivals, fairs and events grew to $2.7 billion in 2012, up from $1.8 billion in 2009, which represents a 15.6% compounded annual growth rate.

Competition

The local media industry is very competitive. The success of each of our radio stations, websites and our live events, depends largely upon each product’s ability to attract audience, pricing, the number of local media competitors and the overall demand for advertising within individual markets. We mitigate these competitive pressures by focusing on small to mid-size markets, where there are fewer and less well-capitalized local media competitors across all broadcast mediums, including radio stations, broadcast television stations, pay television networks, locally-focused websites, live events, outdoor advertising, newspapers, magazines and directories. The lack of competition often allows our brands to garner a greater share of both the local audience and advertising expenditures in our markets.

Radio

Our radio stations compete for audiences and advertising revenue directly with other radio stations within their respective markets as well as with other alternative mediums including satellite radio, television, print and digital media. Additionally, new online music services have begun to sell advertising locally, creating additional competition for both audience and advertisers. By building strong brands with a targeted audience consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those particular audiences.

Factors that affect a radio station’s competitive position include its brand identity and loyalty, management experience, the radio station’s local audience rank in its market (which is highly affected by the competitive radio landscape in a market and format changes that occur from time to time), transmitter power and location, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations and other advertising media in the market area. We attempt to improve our competitive position in each market by constantly researching and improving the content of our radio stations and websites, implementing advertising campaigns aimed at the demographic groups for which our radio stations target content and managing our sales efforts to attract a larger share of advertising dollars for each radio station individually.

Local Digital Content

Our websites compete for audiences and advertisers directly with other local radio station websites, television station websites, newspaper websites, online directories, local sections of national digital properties, blogs and other types of locally focused websites, as well as all national and international websites. We attempt to improve our competitive position, maximize our audience and grow our revenue by focusing on high quality, differentiated local content and by providing innovative and effective advertising integration for our customers.

Live Events

Our live events compete for audiences and sponsorships with both national competitors, such as Live Nation and AEG, and a variety of local or regional promoters and event marketing companies. Additionally, we compete with venue operators, including arenas, theaters and casinos, which bring in live entertainment directly. The majority of our competition is in music events.

Digital Marketing Services

The market for local online advertising solutions is competitive and dynamic. Some of our competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources. Our competitors include large internet marketing providers; offline media companies such as yellow page publishers, newspaper and television companies as well as other local SMB marketing providers.

National Digital Content

Our national digital assets compete for audience and advertisers with a diverse and large pool of advertising, media and internet companies. We expect that this competition will persist in the future as a result of the continuing maturation of the industry and a lack of significant barriers to entry. Our success will depend upon a number of factors, including the quality of content on our owned and operated as well as our affiliate websites, the ability to manage search engine optimization efforts to direct traffic to these websites, our customer service and support efforts, our sales and marketing efforts and the ability to remain price competitive.

Employees

As of December 31, 2014, we employed approximately 2,726 full and part-time employees. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.

We employ individuals in a large variety of roles. On occasion, in order to protect our interests we enter into employment agreements with certain of our employees, including members of senior management, product leaders, Local Advertising market general managers and selected sales personnel and local media personalities. We do not believe that the loss of any one these individuals, excluding certain key members of our senior management, would have a material adverse effect on our financial condition or results of operations, taken as a whole. Our risks related to losing key members of our senior management are more fully described in the section titled “Risk Factors.”

Financial Information About Geographic Areas

See Part II-Item 8. Financial Statements and Supplementary Data, Note 11, “Segment Reporting” for discussion of net revenue, operating income and long-lived assets attributable to our country of domicile, the United States.

Federal Regulation of Radio Broadcasting

General

The ownership, operation and sale of radio stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority of the Communications Act. The Telecommunications Act of 1996 amended the Communications Act and directed the FCC to change certain of its broadcast rules. Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of radio station licenses; regulates transmission equipment, operating power and other technical parameters of radio stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of radio stations; regulates the content of some forms of radio broadcast content; and has the authority under the Communications Act to impose penalties for violations of its rules.

The following is a brief summary of certain provisions of the Communications Act and relevant FCC rules and published policies (collectively, the “Communications Laws”). This description does not purport to be comprehensive and reference should be made to the Communications Laws, public notices, and decisions issued by the FCC for further information concerning the nature and extent of federal regulation of radio stations. Failure to observe the provisions of the Communications Laws can result in the imposition of various sanctions, including monetary forfeitures and the grant of a “short-term” (less than the maximum term) license renewal. For particularly egregious violations, the FCC may deny a radio station’s license renewal application, revoke a radio station’s license, or deny applications in which an applicant seeks to acquire additional broadcast properties.

License Grant and Renewal

Radio broadcast licenses are generally granted and renewed for terms of eight years. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. While we are not currently aware of any facts that would prevent the renewal of our licenses to operate our radio stations, there can be no assurance that any of our licenses will be renewed for a full term without adverse consequences.

Service Areas

Each class of FM station has the right to broadcast with a certain amount of power from an antenna located at a certain height. The most powerful FM radio stations are Class C FM radio stations, which may operate with the equivalent of up to 100 kilowatts of effective radiated power (“ERP”) at an antenna height of up to 1,968 feet above average terrain. These radio stations typically provide service to large areas that cover one or more counties. There are also Class C0, C1, C2 and C3 FM radio stations which may operate with progressively less power and/or antenna height. Class B FM stations operate with the equivalent of up to 50 kilowatts ERP at an antenna height of up to 492 feet above average terrain. Class B radio stations typically serve large metropolitan areas and their outer suburban areas. There are also Class B1 radio stations that can operate with up to 25 kilowatts ERP at an antenna height of up to 328 feet above average terrain. Class A FM radio stations may operate with the equivalent of 6 kilowatts ERP at an antenna height of up to 328 feet above average terrain, and generally serve smaller cities and towns or suburbs of larger cities.

The area served by an AM radio station is determined by a combination of frequency, transmitter power, antenna orientation and soil conductivity. To determine the effective service area of an AM radio station, the radio station’s power, operating frequency, antenna patterns and its day/night operating modes are required. The area served by an FM radio station is determined by a combination of transmitter power and antenna height, with radio stations divided into eight classes according to these technical parameters, as set forth above.

The following tables set forth, as of March 13, 2015, the market, call letters, cities of license, frequencies and FCC license expiration dates and our station clusters’ revenue rankings as reported by Nielsen of all our owned radio stations and all stations operated under Time Brokerage Agreements ("TBAs") or Local Marketing Agreements (“LMAs”).

Owned/Operated Stations

Market (Nielsen Ranking)	Station	City of License	Frequency	License Expiration Date
Abilene, TX (#235)	KEAN-FM	Abilene, TX	105.1	August 1, 2021
	KEYJ-FM	Abilene, TX	107.9	August 1, 2021
	KULL(FM)	Abilene, TX	100.7	August 1, 2021
	KSLI(AM)	Abilene, TX	1280	August 1, 2021
	KMWX(FM)	Abilene, TX	92.5	August 1, 2021
	KYYW(AM)	Abilene, TX	1470	August 1, 2021
Albany-Schenectady-Troy, NY (#65)	WQSH(FM)	Malta, NY	105.7	June 1, 2022
	W256BU(FX)(3)	Albany, NY	99.1	June 1, 2022
	WGNA-FM	Albany, NY	107.7	June 1, 2022
	WQBJ(FM)	Cobleskill, NY	103.5	June 1, 2022
	WQBK-FM	Rensselaer, NY	103.9	June 1, 2022
	WTMM-FM	Mechanicville, NY	104.5	June 1, 2022
Amarillo, TX (#168)	KATP(FM)	Amarillo, TX	101.9	August 1, 2021
	KIXZ(AM)	Amarillo, TX	940	August 1, 2021
	KXSS-FM	Amarillo, TX	96.9	August 1, 2021
	KMXJ-FM	Amarillo, TX	94.1	August 1, 2021
	KPRF(FM)	Amarillo, TX	98.7	August 1, 2021
Atlantic City-Cape May, NJ (#149)	WENJ(FM)	Millville, NJ	97.3	June 1, 2022
	WPGG(AM)	Atlantic City, NJ	1450	June 1, 2022
	WFPG(FM)	Atlantic City, NJ	96.9	June 1, 2022
	WPUR(FM)	Atlantic City, NJ	107.3	June 1, 2022
	WSJO(FM)	Egg Harbor City, NJ	104.9	June 1, 2022
Augusta-Waterville, ME (#258)	WEBB(FM)	Waterville, ME	98.5	April 1, 2022
	WJZN(AM)	Augusta, ME	1400	April 1, 2022
	WMME-FM	Augusta, ME	92.3	April 1, 2022
	WTVL(AM)	Waterville, ME	1490	April 1, 2022
Bangor, ME (#218)	WEZQ(FM)	Bangor, ME	92.9	April 1, 2022
	WWMJ(FM)	Ellsworth, ME	95.7	April 1, 2022
	WQCB(FM)	Brewer, ME	106.5	April 1, 2022
	WBZN(FM)	Old Town, ME	107.3	April 1, 2022
	WDEA(AM)	Ellsworth, ME	1370	April 1, 2022
Battle Creek, MI (#253)	WBCK(FM)	Battle Creek, MI	95.3	October 1, 2020
	WBXX(FM)	Marshall, MI	104.9	October 1, 2020

Billings, MT (#241)	KMHK(FM)	Billings, MT	103.7	April 1, 2021
	KBUL(AM)	Billings, MT	970	April 1, 2021
	KCTR-FM	Billings, MT	102.9	April 1, 2021
	KKBR(FM)	Billings, MT	97.1	April 1, 2021
	KCHH(FM)	Worden, MT	95.5	April 1, 2021
	K236AB(FX)(3)	Billings, MT	95.1	April 1, 2021
Binghamton, NY (#187)	WAAL(FM)	Binghamton, NY	99.1	June 1, 2022
	WHWK(FM)	Binghamton, NY	98.1	June 1, 2022
	WNBF(AM)	Binghamton, NY	1290	June 1, 2022
	WWYL(FM)	Chenango Bridge, NY	104.1	June 1, 2022
	WYOS(AM)	Binghamton, NY	1360	June 1, 2022
Bismarck, ND (#259)	KBYZ(FM)	Bismarck, ND	96.5	April 1, 2021
	KACL(FM)	Bismarck, ND	98.7	April 1, 2021
	KKCT(FM)	Bismarck, ND	97.5	April 1, 2021
	KUSB(FM)	Hazelton, ND	103.3	April 1, 2021
	KLXX(AM)	Bismarck-Mandan, ND	1270	April 1, 2021
Boise, ID (#97)	KAWO(FM)	Boise, ID	104.3	October 1, 2021
	KCIX(FM)	Garden City, ID	105.9	October 1, 2021
	KFXD(AM)	Boise, ID	630	October 1, 2021
	KIDO(AM)	Nampa, ID	580	October 1, 2021
	KSAS-FM	Caldwell, ID	103.5	October 1, 2021
	KXLT-FM	Eagle, ID	107.9	October 1, 2021
Bozeman, MT (Not Rated (“NR”))	KZMY(FM)	Bozeman, MT	103.5	April 1, 2021
	KISN(FM)	Belgrade, MT	96.7	April 1, 2021
	KMMS-FM	Bozeman, MT	95.1	April 1, 2021
	KMMS(AM)	Bozeman, MT	1450	April 1, 2021
	KPRK(AM)	Livingston, MT	1340	April 1, 2021
	KXLB(FM)	Livingston, MT	100.7	April 1, 2021
	K254AL(FX)(3)	Livingston, MT	98.7	April 1, 2021
Buffalo-Niagara Falls, NY (#57)	WBLK(FM)	Depew, NY	93.7	June 1, 2022
	WBUF(FM)	Buffalo, NY	92.9	June 1, 2022
	WMSX(FM)	Buffalo, NY	96.1	June 1, 2022
	WYRK(FM)	Buffalo, NY	106.5	June 1, 2022
Casper, WY (NR)	KKTL(AM)	Casper, WY	1400	October 1, 2021
	KRNK(FM)	Casper, WY	96.7	October 1, 2021
	KRVK(FM)	Vista West, WY	107.9	October 1, 2021
	KTRS-FM	Casper, WY	104.7	October 1, 2021
	KTWO(AM)	Casper, WY	1030	October 1, 2021
	KWYY(FM)	Midwest, WY	95.5	October 1, 2021
Cedar Rapids, IA (#205)	KDAT(FM)	Cedar Rapids, IA	104.5	February 1, 2021
	KHAK(FM)	Cedar Rapids, IA	98.1	February 1, 2021
	KRNA(FM)	Iowa City, IA	94.1	February 1, 2021
	KRQN(FM)(1)(3)	Vinton, IA	107.1	February 1, 2021
Cheyenne, WY (#270)	KIGN(FM)	Burns, WY	101.9	October 1, 2021
	KGAB(AM)	Orchard Valley, WY	650	October 1, 2021
	KLEN(FM)	Cheyenne, WY	106.3	October 1, 2021

Danbury, CT (#199)	WPUT(AM)	Brewster, NY	1510	June 1, 2022
	WINE(AM)	Brookfield, CT	940	April 1, 2022
	WRKI(FM)	Brookfield, CT	95.1	April 1, 2022
	WDBY(FM)	Patterson, NY	105.5	June 1, 2022
	WDBY-FM1(3)	Brookfield, CT	105.5	June 1, 2022
Dubuque, IA (NR)	KLYV(FM)	Dubuque, IA	105.3	February 1, 2021
	KXGE(FM)	Dubuque, IA	102.3	February 1, 2021
	WDBQ(AM)	Dubuque, IA	1490	February 1, 2021
	WDBQ-FM	Galena, IL	107.5	December 1, 2020
	WJOD(FM)	Asbury, IA	103.3	February 1, 2021
Duluth-Superior, MN, WI (#210)	KKCB(FM)	Duluth, MN	105.1	April 1, 2021
	KLDJ(FM)	Duluth, MN	101.7	April 1, 2021
	WEBC(AM)	Duluth, MN	560	April 1, 2021
	KBMX(FM)	Proctor, MN	107.7	April 1, 2021
El Paso, TX (#74)	KLAQ(FM)	El Paso, TX	95.5	August 1, 2021
	KROD(AM)	El Paso, TX	600	August 1, 2021
	KSII(FM)	El Paso, TX	93.1	August 1, 2021
Evansville, IN (#164)	WDKS(FM)	Newburgh, IN	106.1	August 1, 2020
	WGBF(AM)	Evansville, IN	1280	August 1, 2020
	WGBF-FM	Henderson, KY	103.1	August 1, 2020
	WJLT(FM)	Evansville, IN	105.3	August 1, 2020
	WKDQ(FM)	Henderson, KY	99.5	August 1, 2020
Faribault/Owatonna, MN (NR)	KDHL(AM)	Faribault, MN	920	April 1, 2021
	KQCL(FM)	Faribault, MN	95.9	April 1, 2021
	KRFO(AM)	Owatonna, MN	1390	April 1, 2021
	KRFO-FM	Owatonna, MN	104.9	April 1, 2021
Flint, MI (#135)	WCRZ(FM)	Flint, MI	107.9	October 1, 2020
	WFNT(AM)	Flint, MI	1470	October 1, 2020
	WLCO(AM)	Lapeer, MI	1530	October 1, 2020
	WQUS(FM)	Lapeer, MI	103.1	October 1, 2020
	WRCL(FM)	Frankenmuth, MI	93.7	October 1, 2020
	WWBN(FM)	Tuscola, MI	101.5	October 1, 2020
Ft. Collins-Greeley, CO (#114)	KKPL(FM)	Cheyenne, WY	99.9	October 1, 2021
	KMAX-FM	Wellington, CO	94.3	April 1, 2021
	KTRR(FM)	Loveland, CO	102.5	April 1, 2021
	KUAD-FM	Windsor, CO	99.1	April 1, 2021
Grand Junction, CO (#248)	KEKB(FM)	Fruita, CO	99.9	April 1, 2021
	KBKL(FM)	Grand Junction, CO	107.9	April 1, 2021
	KMXY(FM)	Grand Junction, CO	104.3	April 1, 2021
	KKNN(FM)	Delta, CO	95.1	April 1, 2021
	KEXO(AM)	Grand Junction, CO	1230	April 1, 2021
Grand Rapids, MI (#68)	WFGR(FM)	Grand Rapids, MI	98.7	October 1, 2020
	WGRD-FM	Grand Rapids, MI	97.9	October 1, 2020
	WLHT-FM	Grand Rapids, MI	95.7	October 1, 2020
	WNWZ(AM)	Grand Rapids, MI	1410	October 1, 2020
	WTRV(FM)	Walker, MI	100.5	October 1, 2020

Kalamazoo, MI (#184)	WKFR-FM	Battle Creek, MI	103.3	October 1, 2020
	WKMI(AM)	Kalamazoo, MI	1360	October 1, 2020
	WRKR(FM)	Portage, MI	107.7	October 1, 2020
	W273AR(FX)(3)	Paw Paw, MI	102.5	October 1, 2020
Killeen-Temple, TX (#141)	KSSM(FM)	Copperas Cove, TX	103.1	August 1, 2021
	KUSJ(FM)	Harker Heights, TX	105.5	August 1, 2021
	KLTD(FM)	Temple, TX	101.7	August 1, 2021
	KTEM(AM)	Temple, TX	1400	August 1, 2021
	KOOC(FM)	Belton, TX	106.3	August 1, 2021
Lafayette, LA (#107)	KPEL-FM	Breaux Bridge, LA	96.5	June 1, 2020
	KHXT(FM)	Erath, LA	107.9	June 1, 2020
	KMDL(FM)	Kaplan, LA	97.3	June 1, 2020
	KPEL(AM)	Lafayette, LA	1420	June 1, 2020
	KROF(AM)	Abbeville, LA	960	June 1, 2020
	KTDY(FM)	Lafayette, LA	99.9	June 1, 2020
Lansing-East Lansing, MI (#128)	WFMK(FM)	East Lansing, MI	99.1	October 1, 2020
	WMMQ(FM)	East Lansing, MI	94.9	October 1, 2020
	WVFN(AM)	East Lansing, MI	730	October 1, 2020
	WITL-FM	Lansing, MI	100.7	October 1, 2020
	WJIM(AM)	Lansing, MI	1240	October 1, 2020
	WJIM-FM	Lansing, MI	97.5	October 1, 2020
Lake Charles, LA (#220)	KHLA(FM)	Jennings, LA	92.9	June 1, 2020
	KLCL(AM)	Lake Charles, LA	1470	June 1, 2020
	KJMH(FM)	Lake Arthur, LA	107.5	June 1, 2020
	KNGT(FM)	Lake Charles, LA	99.5	June 1, 2020
	KJEF(AM)	Jennings, LA	1290	June 1, 2020
	KTSR(FM)	De Quincy, LA	92.1	June 1, 2020
Laramie, WY (NR)	KCGY(FM)	Laramie, WY	95.1	October 1, 2021
	KOWB(AM)	Laramie, WY	1290	October 1, 2021
Lawton, OK (NR)	KLAW(FM)	Lawton, OK	101.3	June 1, 2021
	KVRW(FM)	Lawton, OK	107.3	June 1, 2021
	KZCD(FM)	Lawton, OK	94.1	June 1, 2021
Lubbock, TX (#172)	KFMX-FM	Lubbock, TX	94.5	August 1, 2021
	KFYO(AM)	Lubbock, TX	790	August 1, 2021
	KKAM(AM)	Lubbock, TX	1340	August 1, 2021
	KKCL(FM)	Lorenzo, TX	98.1	August 1, 2021
	KQBR(FM)	Lubbock, TX	99.5	August 1, 2021
	KZII-FM	Lubbock, TX	102.5	August 1, 2021
Lufkin-Nacogdoches, TX (#238)	KVLL-FM	Wells, TX	94.7	August 1, 2021
	KYKS(FM)	Lufkin, TX	105.1	August 1, 2021
	KAFX-FM	Diboll, TX	95.5	August 1, 2021
	KSFA(AM)	Nacogdoches, TX	860	August 1, 2021
	KTBQ(FM)	Nacogdoches, TX	107.7	August 1, 2021
Missoula, MT (NR)	KYSS-FM	Missoula, MT	94.9	April 1, 2021
	KGVO(AM)	Missoula, MT	1290	April 1, 2021
	KMPT(AM)	East Missoula, MT	930	April 1, 2021

	KBAZ(FM)	Hamilton, MT	96.3	April 1, 2021
	KLYQ(AM)	Hamilton, MT	1240	April 1, 2021
	KGVO-FM	Frenchtown, MT	101.5	April 1, 2021
	KENR(FM)	Superior, MT	107.5	April 1, 2021
	K252BM(FX)(3)	Seeley Lake, MT	98.3	April 1, 2021
	KENR-FM1(3)	Missoula, MT	107.5	April 1, 2021
Monmouth-Ocean, NJ (#53)	WADB(AM)	Asbury Park, NJ	1310	June 1, 2022
	WCHR-FM	Manahawkin, NJ	105.7	June 1, 2022
	WJLK(FM)	Asbury Park, NJ	94.3	June 1, 2022
	WOBM(AM)	Lakewood Township, NJ	1160	June 1, 2022
	WOBM-FM	Toms River, NJ	92.7	June 1, 2022
New Bedford-Fall River, MA (#181)	WBSM(AM)	New Bedford, MA	1420	April 1, 2022
	WFHN(FM)	Fairhaven, MA	107.1	April 1, 2022
Odessa-Midland, TX (#171)	KBAT(FM)	Monahans, TX	99.9	August 1, 2021
	KODM(FM)	Odessa, TX	97.9	August 1, 2021
	KNFM(FM)	Midland, TX	92.3	August 1, 2021
	KZBT(FM)	Midland, TX	93.3	August 1, 2021
	KMND(AM)	Midland, TX	1510	August 1, 2021
	KGEE(FM)	Pecos, TX	97.3	August 1, 2021
Oneonta, NY (NR)	WBKT(FM)	Norwich, NY	95.3	June 1, 2022
	WCHN(AM)	Norwich, NY	970	June 1, 2022
	WDHI(FM)	Delhi, NY	100.3	June 1, 2022
	W232AS(FX)(3)	Oneonta, NY	94.3	June 1, 2022
	WDLA(AM)	Walton, NY	1270	June 1, 2022
	WDLA-FM	Walton, NY	92.1	June 1, 2022
	WDOS(AM)	Oneonta, NY	730	June 1, 2022
	WIYN(FM)	Deposit, NY	94.7	June 1, 2022
	WKXZ(FM)	Norwich, NY	93.9	June 1, 2022
	W232AT(FX)(3)	Norwich, NY	94.3	June 1, 2022
	W257BE(FX)(3)	Hamilton, NY	99.3	June 1, 2022
	WSRK(FM)	Oneonta, NY	103.9	June 1, 2022
	WTBD-FM	Delhi, NY	97.5	June 1, 2022
	WZOZ(FM)	Oneonta, NY	103.1	June 1, 2022
Owensboro, KY (NR)	WBKR(FM)	Owensboro, KY	92.5	August 1, 2020
	WOMI(AM)	Owensboro, KY	1490	August 1, 2020
	W256CF(FX)(3)	Owensboro, KY	99.1	August 1, 2020
Poughkeepsie, NY (#165)	WRRB(FM)	Arlington, NY	96.9	June 1, 2022
	WCZX(FM)	Hyde Park, NY	97.7	June 1, 2022
	WPDA(FM)	Jeffersonville, NY	106.1	June 1, 2022
	WKNY(AM)	Kingston, NY	1490	June 1, 2022
	WKXP(FM)	Kingston, NY	94.3	June 1, 2022
	WALL(AM)	Middletown, NY	1340	June 1, 2022
	WRRV(FM)	Middletown, NY	92.7	June 1, 2022
	WEOK(AM)	Poughkeepsie, NY	1390	June 1, 2022

	WPDH(FM)	Poughkeepsie, NY	101.5	June 1, 2022
	WZAD(FM)	Wurtsboro, NY	97.3	June 1, 2022
Portland, ME (#91)	WBLM(FM)	Portland, ME	102.9	April 1, 2022
	WCYY(FM)	Biddeford, ME	94.3	April 1, 2022
	WHOM(FM)	Mount Washington, NH	94.9	April 1, 2022
	WJBQ(FM)	Portland, ME	97.9	April 1, 2022
Portsmouth-Dover-Rochester, NH (#123)	WSHK(FM)	Kittery, ME	105.3	April 1, 2022
	WOKQ(FM)	Dover, NH	97.5	April 1, 2022
	WSAK(FM)	Hampton, NH	102.1	April 1, 2022
	WPKQFM)	North Conway, NH	103.7	April 1, 2022
	W250AB(3)	Manchester, NH	97.9	April 1, 2022
Presque Isle, ME (NR)	WBPW(FM)	Presque Isle, ME	96.9	April 1, 2022
	WOZI(FM)	Presque Isle, ME	101.9	April 1, 2022
	WQHR(FM)	Presque Isle, ME	96.1	April 1, 2022
Quad Cities, IA-IL (#155)	KJOC(FM)	Bettendorf, IA	93.5	February 1, 2021
	KBOB(AM)	Davenport, IA	1170	February 1, 2021
	KQCS(FM)	De Witt, IA	104.9	February 1, 2021
	WXLP(FM)	Moline, IL	96.9	December 1, 2020
	KBEA(FM)	Muscatine, IA	99.7	February 1, 2021
Quincy, IL-Hannibal, MO (NR)	KHMO(AM)	Hannibal, MO	1070	February 1, 2021
	KICK-FM	Palmyra, MO	97.9	February 1, 2021
	KRRY(FM)	Canton, MO	100.9	February 1, 2021
	WLIQ(AM)	Quincy, IL	1530	December 1, 2020
Richland-Kennewick-Pasco, WA (#182)	KEYW(FM)	Pasco, WA	98.3	February 1, 2022
	KFLD(AM)	Pasco, WA	870	February 1, 2022
	KOLW(FM)	Basin City, WA	97.5	February 1, 2022
	KORD-FM	Richland, WA	102.7	February 1, 2022
	KXRX(FM)	Walla Walla, WA	97.1	February 1, 2022
Rochester, MN (#221)	KFIL-FM	Chatfield, MN	103.1	April 1, 2021
	KFIL(AM)	Preston, MN	1060	April 1, 2021
	KDCZ(FM)	Eyota, MN	103.9	April 1, 2021
	KOLM(AM)	Rochester, MN	1520	April 1, 2021
	KROC(AM)	Rochester, MN	1340	April 1, 2021
	KROC-FM	Rochester, MN	106.9	April 1, 2021
	KWWK(FM)	Rochester, MN	96.5	April 1, 2021
	KDZZ(FM)	St. Charles, MN	107.7	April 1, 2021
	KVGO(FM)	Spring Valley, MN	104.3	April 1, 2021
	KYBA(FM)	Stewartville, MN	105.3	April 1, 2021
	K285EL(FX)(3)	Rochester, MN	104.9	April 1, 2021
	K292EM(FX)(3)	Rochester, MN	106.3	April 1, 2021
Rockford, IL (#160)	WXXQ(FM)	Freeport, IL	98.5	December 1, 2020
	WKGL-FM	Loves Park, IL	96.7	December 1, 2020
	WROK(AM)	Rockford, IL	1440	December 1, 2020
	WZOK(FM)	Rockford, IL	97.5	December 1, 2020

San Angelo, TX (#264)	KELI(FM)	San Angelo, TX	98.7	August 1, 2021
	KGKL(AM)	San Angelo, TX	960	August 1, 2021
	KGKL-FM	San Angelo, TX	97.5	August 1, 2021
	KKCN(FM)	Ballinger, TX	103.1	August 1, 2021
	KKCN-FM1(3)	San Angelo, TX	103.1	August 1, 2021
	KNRX(FM)	Sterling City, TX	96.5	August 1, 2021
	KNRX-FM1(3)	San Angelo, TX	96.5	August 1, 2021
Sedalia, MO (NR)	KSDL(FM)	Sedalia, MO	92.3	February 1, 2021
	KSIS(AM)	Sedalia, MO	1050	February 1, 2021
	KXKX(FM)	Knob Noster, MO	105.7	February 1, 2021
St. Cloud, MN (NR)	KLZZ(FM)	Waite Park, MN	103.7	April 1, 2021
	KMXK(FM)	Cold Spring, MN	94.9	April 1, 2021
	KXSS(AM)	Waite Park, MN	1390	April 1, 2021
	KZRV(FM)	Sartell, MN	96.7	April 1, 2021
	WJON(AM)	St. Cloud, MN	1240	April 1, 2021
	WWJO(FM)	St. Cloud, MN	98.1	April 1, 2021
Shelby, MT (NR)	KSEN(AM)	Shelby, MT	1150	April 1, 2021
	KZIN-FM	Shelby, MT	96.7	April 1, 2021
Shreveport, LA (#134)	KEEL(AM)	Shreveport, LA	710	June 1, 2020
	KXKS-FM	Shreveport, LA	93.7	June 1, 2020
	KRUF(FM)	Shreveport, LA	94.5	June 1, 2020
	KVKI-FM	Shreveport, LA	96.5	June 1, 2020
	KWKH(AM)	Shreveport, LA	1130	June 1, 2020
	KTUX(FM)	Carthage, TX	98.9	August 1, 2021
Sioux Falls, SD (NR)	KXRB(AM)	Sioux Falls, SD	1000	April 1, 2021
	KKLS-FM	Sioux Falls, SD	104.7	April 1, 2021
	KIKN-FM	Salem, SD	100.5	April 1, 2021
	KSOO(AM)	Sioux Falls, SD	1140	April 1, 2021
	KMXC(FM)	Sioux Falls, SD	97.3	April 1, 2021
	KYBB(FM)	Canton, SD	102.7	April 1, 2021
	KDEZ(FM)	Brandon, SD	100.1	April 1, 2021
	KSOO-FM	Lennox, SD	99.1	April 1, 2021
Texarkana, TX-AR (#254)	KKYR-FM	Texarkana, TX	102.5	August 1, 2021
	KOSY(AM)	Texarkana, AR	790	June 1, 2020
	KPWW(FM)	Hooks, TX	95.9	August 1, 2021
	KYGL(FM)	Texarkana, AR	106.3	June 1, 2020
	KMJI(FM)	Ashdown, AR	93.3	June 1, 2020
Trenton, NJ (#150)	WKXW(FM)	Trenton, NJ	101.5	June 1, 2022
Tuscaloosa, AL (#215)	WBEI(FM)	Reform, AL	101.7	April 1, 2020
	WDGM(FM)	Greensboro, AL	99.1	April 1, 2020
	WFFN(FM)	Coaling, AL	95.3	April 1, 2020
	WTSK(AM)	Tuscaloosa, AL	790	April 1, 2020
	WTUG-FM	Northport, AL	92.9	April 1, 2020
Twin Falls (Sun Valley), ID (#231)	KEZJ-FM	Twin Falls, ID	95.7	October 1, 2021
	KLIX(AM)	Twin Falls, ID	1310	October 1, 2021

	KLIX-FM	Twin Falls, ID	96.5	October 1, 2021
	KSNQ(FM)	Twin Falls, ID	98.3	October 1, 2021
Tyler-Longview, TX (#145)	KISX(FM)	Whitehouse, TX	107.3	August 1, 2021
	KNUE(FM)	Tyler, TX	101.5	August 1, 2021
	KTYL-FM	Tyler, TX	93.1	August 1, 2021
	KKTX-FM	Kilgore, TX	96.1	August 1, 2021
Utica/Rome, NY (#167)	WFRG-FM	Utica, NY	104.3	June 1, 2022
	WIBX(AM)	Utica, NY	950	June 1, 2022
	WLZW(FM)	Utica, NY	98.7	June 1, 2022
	WODZ-FM	Rome, NY	96.1	June 1, 2022
Victoria, TX (NR)	KIXS(FM)	Victoria, TX	107.9	August 1, 2021
	KLUB(FM)	Bloomington, TX	106.9	August 1, 2021
	KQVT(FM)	Victoria, TX	92.3	August 1, 2021
	KTXN-FM(2)(3)	Victoria, TX	98.7	August 1, 2021
Waterloo, IA (#242)	KOEL(AM)	Oelwein, IA	950	February 1, 2021
Wichita Falls, TX (#252)	KBZS(FM)	Wichita Falls, TX	106.3	August 1, 2021
	KNIN-FM	Wichita Falls, TX	92.9	August 1, 2021
	KWFS(AM)	Wichita Falls, TX	1290	August 1, 2021
	KWFS-FM	Wichita Falls, TX	102.3	August 1, 2021
Yakima, WA (#198)	KDBL(FM)	Toppenish, WA	92.9	February 1, 2022
	KATS(FM)	Yakima, WA	94.5	February 1, 2022
	KFFM(FM)	Yakima, WA	107.3	February 1, 2022
	KIT(AM)	Yakima, WA	1280	February 1, 2022
	KUTI(AM)	Yakima, WA	1460	February 1, 2022
	KIT-FM	Naches, WA	99.3	February 1, 2022
	K232CV(FX)(3)	Ellensburg, WA	94.3	February 1, 2022

(1) Townsquare Media Cedar Rapids, LLC programs KRQN(FM) pursuant to a TBA.
(2) Townsquare Media Victoria, LLC programs KTXN-FM pursuant to an LMA.
(3) Our station count of 311 excludes the booster, LMA and TBA stations, as well as FM translators listed above.

Regulatory Approvals

The Communications Laws prohibit the assignment or transfer of control of a broadcast license without the prior approval of the FCC. In determining whether to grant an application for assignment or transfer of control of a broadcast license, the Communications Act requires the FCC to find that the assignment or transfer would serve the public interest. The FCC considers a number of factors in making this determination, including (i) compliance with various rules limiting common ownership of media properties, (ii) the financial and “character” qualifications of the assignee or transferee (including those parties holding an “attributable” interest in the assignee or transferee), (iii) compliance with the Communications Act’s foreign ownership restrictions, and (iv) compliance with other Communications Laws, including those related to content and filing requirements.

As discussed in greater detail below, the FCC may also review the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity. See “—Antitrust and Market Concentration Considerations.”

Ownership Matters

The Communications Act restricts us from having more than one-fourth of our equity owned or voted by non-U.S. persons, foreign governments or non-U.S. entities.

The Communications Laws also generally restrict (i) the number of radio stations one person or entity may own, operate or control in a local market and (ii) the common ownership, operation or control of radio stations and television broadcast stations serving the same local market and the common ownership, operation or control of a radio station and a daily newspaper serving the same local market.

None of these multiple and cross ownership rules requires any change in our current ownership of radio stations. The Communications Laws could limit the number of additional radio stations that we may acquire in the future in our existing markets as well as new markets.

The FCC generally applies its television/radio/newspaper cross-ownership rules and its broadcast multiple ownership rules by considering the “attributable” or cognizable interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a radio station, television station or daily newspaper if the person or entity serves as an officer, director, partner, stockholder, member, or, in certain cases, a debt holder of a company that owns that broadcast station or newspaper. Whether that interest is attributable and thus subject to the FCC’s multiple ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as an “owner” of the radio station, television station or daily newspaper in question, and that interest thus counts against the person in determining compliance with the FCC’s ownership rules.

With respect to a partnership (or limited liability company), only the interest of a general partner (or managing member) is attributable if the entity’s organizational documents include certain terms. With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5.0% or more of the corporation’s voting stock (20.0% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA or a JSA also may result in an attributable interest. See “—Local Marketing Agreements” and “—Joint Sales Agreements.”

The following interests generally are not attributable:

1.	debt instruments, non-voting stock, and options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised;

2.
limited partnership or limited liability company membership interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified in FCC rules; and

3.
holders of less than 5.0% of an entity’s voting stock. Non-voting equity and debt interests which, in the aggregate, constitute more than 33.0% of a radio station’s “enterprise value” (which consists of the total equity and debt capitalization) are considered attributable in certain circumstances.

In March 2014, as part of its periodic review of broadcast ownership rules required by the Communications Act, the FCC issued a Further Notice of Proposed Rule making seeking comment on its multiple ownership rules and certain proposed changes to them. The proposals include permitting local radio/newspaper cross-ownership. The FCC also asked for comment on whether to eliminate its radio/television cross-ownership rule. We cannot predict the outcome of this or other proceedings or whether any new rules adopted by the FCC will have a material adverse effect on us.

Content and Operation

The Communications Act requires broadcasters to serve the “public interest.” To satisfy that obligation, broadcasters are required by the Communications Laws to present content that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from audiences concerning a radio station’s content may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. FCC rules also require broadcasters to provide equal employment opportunities (“EEO”) in the hiring of new personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their websites (if they have one), and maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee’s failure to abide by the EEO rules and also conducts random audits on broadcast licensees’ compliance with EEO rules. We have been the subject of several EEO audits. To date, none of those audits has disclosed any major violation that would have a material adverse effect on our operations. Radio stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent content, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radiofrequency radiation).

On May 31, 2007, the FCC proposed the adoption of certain rules and other measures to enhance the ability of radio stations to provide content responsive to the needs and interests of their respective communities. The measures proposed include the establishment of guidelines in FCC rules to evaluate the nature and quantity of non-entertainment content provided by the broadcaster, and the requirement that radio stations make their local public inspection files available over the internet. On December 17, 2014, the FCC proposed adoption of certain rules requiring radio stations to make their public files available over the internet on a system hosted by the FCC. We cannot predict at this time to what extent, if any, the FCC’s proposals will be adopted or the impact which adoption of any one or more of those proposals will have on our Company.

Local Marketing Agreements

A number of radio stations, including certain of our radio stations, have entered into LMAs (also known as Time Brokerage Agreements ("TBA")). In a typical LMA, the licensee of a radio station makes available, for a fee, airtime on its radio station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the radio station and, in particular, its personnel, content and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the radio station receiving content from another station maintains ultimate responsibility for, and control over radio station operations and otherwise ensures compliance with the Communications Laws.

A radio station that brokers more than 15.0% of the weekly content hours on another radio station in its market will be considered to have an attributable ownership interest in the brokered radio station for purposes of the FCC’s ownership rules. As a result, a radio station may not enter into an LMA that allows it to program more than 15.0% of the weekly content hours of another radio station that it could not own under the FCC’s multiple ownership rules.

Joint Sales Agreements

From time to time, radio stations enter into JSAs. A typical JSA authorizes one radio station to sell another radio station’s advertising time and retain the revenue from the sale of that airtime. A JSA typically includes a periodic payment to the radio station whose airtime is being sold (which may include a share of the revenue being collected from the sale of airtime). Like LMAs, JSAs are subject to compliance with antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the radio station and, in particular, its personnel, content and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the radio station whose time is being sold by another station maintains ultimate responsibility for, and control over, radio station operations and otherwise ensures compliance with the Communications Laws.

Under the Communication Laws, a radio station owner that sells more than 15.0% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. In that situation, a station cannot have a JSA with another station in the same market if the FCC’s ownership rules would otherwise prohibit that common ownership.

Antitrust and Market Concentration Considerations

Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), by the DOJ or the FTC, either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the radio stations to be acquired is above a certain threshold that increases periodically (presently $76.3 million). Our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire additional radio stations in its existing markets or multiple radio stations in new markets and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain radio stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35.0% of local radio advertising revenue, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35.0% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35.0% share of radio advertising revenue in many of our markets.

The DOJ enforces the antitrust laws in the broadcasting industry and there can be no assurance that one or more of our pending or future acquisitions will not be the subject of an investigation or enforcement action by the DOJ. Similarly, there can be no assurance that the DOJ, the FTC or the FCC will not prohibit such acquisitions, require that they be restructured, or require that we divest radio stations we already own. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition.

As part of its review of certain radio station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under LMAs, JSAs and other similar agreements customarily entered into in connection with radio station ownership assignments and transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. In connection with acquisitions subject to the waiting period under the HSR Act, we will not commence operation under an LMA, a JSA, or similar agreement of any affected radio station to be acquired until the waiting period has expired or been terminated.

Format and Form of Organization

Townsquare Media, Inc. was formed as a Delaware limited liability company, Townsquare Media, LLC, on February 26, 2010. In connection with our initial public offering, we converted to a Delaware corporation on July 25, 2014.

ITEM 1A. RISK FACTORS

Many statements contained in this annual report are forward-looking in nature. These statements are based on our current plans, intentions or expectation and actual results could differ materially as we cannot guarantee that we will achieve these plans, intentions or expectations. See "Cautionary Statement Regarding Forward Looking-Statements." Forward looking statements are subject to numerous risks and uncertainties, including those specifically identified below.

Risks Related to Our Business

Decreased spending by advertisers, decline in attendance of our live events and changes in the economy may have a material adverse effect on our business.

Because a substantial majority of our net revenue is generated from the sale of local, regional and national advertising for broadcast or display on our radio stations, websites, online radio streams and at our live events, a downturn in the U.S. economy may have a material adverse impact on our business, financial condition and results of operations, as advertisers generally reduce their spending during economic downturns. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets could be adversely affected by local or regional economic downturns. A downturn in the U.S. economy could also adversely affect our ability to collect accounts receivable from advertisers.

In addition, a significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, financial services and retail industries. These industries, among others, have been adversely affected by prior downturns in the economy, and may be adversely affected by any future downturns in the economy, and a significant decrease in revenue in the future could have a material adverse effect on our business, financial condition and results of operations.

A decline in attendance at or reduction in the number of music concerts, multi-day music festivals, consumer expositions and trade shows, lifestyle events and other forms of entertainment may have an adverse effect on revenue and operating income from our live events business. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending and advertisers have reduced their advertising expenditures. Consumer discretionary spending is sensitive to many factors such as employment, fuel and energy prices, and general economic conditions. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorships and our ability to generate revenue. The risks associated with our live events business may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at our live events. Many of the factors affecting the number and availability of live events are beyond our control. There can be no assurance that consumer spending will not be adversely impacted by economic conditions, or by any future deterioration in economic conditions, thereby possibly impacting the operating results and growth of our live events business.

We may lose audience ratings, market share and advertising revenue to competing radio stations or other types of media competitors.

We operate in a highly competitive industry. Our business competes for audiences and advertising market share with other radio stations and radio station groups, radio networks, other syndicated content and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, internet radio, the internet, outdoor advertising and hand-held programmable devices such as iPods and cellular phones. Any adverse change in a particular market or in the relative market positions of the radio stations located in a particular market, or any adverse change in audiences’ preferences could have a material adverse effect on our ratings or revenue. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future or offer syndicated content that competes with our content and these companies may be larger and have more financial resources than we do. In addition, from time to time, other radio stations may change their format or content, or a radio station may adopt a format to compete directly with us for audiences and advertisers. These tactics could result in lower ratings, lower market share and lower advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us.

We face substantial competition for advertising revenue in our various markets from free and paid newspapers, magazines, websites, digital platforms and applications, television, radio, other forms of media, direct marketing and online advertising networks and exchanges. Competition for advertising is generally based on audience levels and demographics, price, service and advertising results. It has intensified both as a result of the continued development and fragmentation of digital media and adverse economic conditions. Competition from all of these media and services affects our ability to attract and retain advertisers and consumers and to maintain or increase our advertising rates.

Audience preferences as to format or content may also shift due to demographic changes, personnel or other content changes, a decline in broadcast listening trends or other reasons. We may not be able to adapt to these changes or trends, any of which would have a material adverse impact on our business, financial condition and results of operations.

We face intense competition in the live events industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

The live events industry is highly competitive, and we may not be able to maintain or increase our current revenue due to such competition. The live events industry competes with other forms of music and non-music entertainment for consumers’ discretionary spending and within this industry we compete with other venues to book talent, and, in the markets in which we promote music concerts and festivals, we face competition from other promoters and venue operators. Our competitors compete with us for key employees who have existing talent relationships and that have a history of being able to book talent for concerts and tours. Our competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential talent and venues. Our competitors may develop services, advertising options or venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. In addition, although many live events formats are annual in nature, there is risk that they will reach the end of their product cycle lives as consumer tastes evolve and we are unable to develop new events that cater to new consumer preferences. It is possible that new competitors may emerge and rapidly acquire significant market share.

Poor weather adversely affects attendance at our live events, which could negatively impact our financial performance from period to period.

We promote and/or ticket many live events. Weather conditions surrounding these events affect sales of tickets, concessions and merchandise, among other things. Poor weather conditions can have a material effect on our results of operations particularly because we promote and/or ticket a finite number of events. Due to weather conditions, we may be required to reschedule an event to another available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as food, beverage and merchandise sales. Poor weather can affect current periods as well as successive events in future periods, any of which would adversely affect our business, financial condition and results of operations.

There is the risk of personal injuries and accidents in connection with our live events, which could subject us to personal injury or other claims and increase our expenses, as well as reduce attendance at our live events, causing a decrease in our revenue.

There are inherent risks involved with producing live events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live events at any of our venues or festival sites that we own or rent could also result in claims, reducing operating income or reducing attendance at our events, which could cause a decrease in our revenue. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or events or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

Our business, financial condition and results of operations may be adversely affected if our broadcast rights contracts are not renewed on sufficiently favorable terms.

We sometimes enter into broadcast rights contracts in the ordinary course of business for both the acquisition and distribution of media content and products, including contracts for both the acquisition and distribution of content rights for sporting events and other programs, and contracts relating to content produced by third parties on our radio stations. As these contracts expire, the parties must renew or renegotiate the contracts, and if we are unable to renew them on acceptable terms, we may lose these rights, the related content and the related revenue. Even if these contracts are renewed, the cost of obtaining content rights may increase (or increase at faster rates than in the past) or the revenue from distribution of content may be reduced (or increase at slower rates than in the past). With respect to the acquisition of content rights, the impact of these broadcast rights contracts on our results over the terms of the contracts will depend on a number of factors beyond our control, including the strength of advertising markets, effectiveness of marketing efforts, the size of audiences, and the related contract expenses and costs. There can be no assurance that revenue from content based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the content.

If we lose key members of our senior management team, our business could be disrupted and our financial performance could suffer. Our business depends upon the continued efforts, abilities and expertise of our senior management team.

We believe that the skills and experience of our senior management team would be difficult to replace, and the loss of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations, including impairing our ability to execute our business strategy. We believe that our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel.

We may lose key on-air talent to competing radio stations or other types of media competitors.

We compete for creative and performing on-air talent with other radio stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, cable television, satellite television, the internet and satellite radio. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons. Any adverse changes in particular programs, formats or on-air talent could have a material adverse effect on our ratings and our ability to attract advertisers, which would negatively impact our business, financial condition or results of operations.

Our results are dependent on radio advertising revenue, which can vary from even to odd-numbered years based on the volatility and unpredictability of political revenue

Approximately 2.1%, 0.6% and 2.9% of our net revenue, pro forma for the Transactions, for the years ended December 31, 2014, 2013 and 2012, respectively, consisted of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years, has the potential to create fluctuations in our operating results on a year-to-year basis. For example, during 2014, we had political advertising revenue of $8.1 million, compared to $2.2 million in 2013, pro forma for the Transactions. In addition, political advertising revenue is dependent on the level of political ad spend and competitiveness of elections within each local market.

The rates we charge for in-stream and mobile advertisements are currently less than those we charge for terrestrial radio advertisements.

The rates we charge for in-stream and mobile advertisements are currently less than those we charge for terrestrial radio advertisements. Listeners are increasingly shifting toward online radio streams and mobile applications.

If we are unable to sufficiently increase the rates we charge for in-stream and mobile advertisements, a significant shift in listeners could have a material adverse impact on our business, financial condition and results of operations.

To remain competitive, we must respond to changes in technology, services and standards that characterize our industry.

The radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies and trends. We may not have the resources to acquire new technologies or to introduce new services that could compete with these new technologies and may allow us to adapt to new trends.

Various new media technologies and services are being developed or introduced, including:

•	satellite-delivered digital audio radio service, which has resulted in the introduction of new subscriber-based satellite radio services with numerous niche formats;

•	audio content by cable systems, direct-broadcast satellite systems, personal communications systems, content available over the internet and other digital audio broadcast formats;

•	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•
the FCC has authorized many new Low-Power FM radio stations, and is likely to authorize many more, which will result in additional FM radio broadcast outlets, although such radio stations are required to operate on a non-commercial basis;

•	iPhone/iPod/iPad and similar mobile devices; and

•	streaming internet services such as Pandora.

The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, including the introduction of new technologies used in automobiles, as a result, in part, of a growing population, greater use of the automobile and increased commuter times. We cannot guarantee that this historical growth will continue. Some of the new technologies, particularly satellite digital audio radio service and internet radio, compete for the consumer’s attention in the car, workplace, outdoors and elsewhere. In addition, we cannot predict the effect, if any, that competition arising from new technologies or regulatory changes may have on the radio broadcasting industry or on our business, financial condition and results of operations, some of which could result in the imposition of significant costs and expenses not previously part of our business operations.

The failure or destruction of transmitter and other facilities that we depend upon to distribute our content could materially adversely affect our business, financial condition and results of operations.

We use studios, satellite systems, transmitter facilities and the internet to originate and/or distribute our content. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite downlinks, telecom circuits and internet connectivity. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), various acts of terrorism, power outages, major telecom and internet connectivity failures or satellite failures. Our ability to distribute content to radio station audience and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until we fix issues that arise or third-party services resume when applicable, the inability to originate or distribute content could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to retain and grow our digital audience, our business will be adversely affected.

The increasing number of digital media options available on the internet, through social networking tools and through mobile and other devices distributing news and other content is expanding consumer choice significantly. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content than they do on the source or reliability of such content. The increasing popularity of news aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by creating a disincentive for the audience to visit our websites or use our digital applications. In addition, the undifferentiated presentation of some of our content in aggregation with other content may lead audiences to fail to distinguish our content from the content of other providers. Our reputations for quality journalism and content are important in competing for revenue in this environment and are based on consumer and advertiser perceptions. If consumers fail to differentiate our content from other content providers in digital media, or if the quality of our journalism or content is perceived as less reliable, we may not be able to increase our online traffic sufficiently or retain a base of frequent visitors to our digital properties.

Online traffic is also driven by internet search results, including search results provided by Google, the primary search engine directing traffic to our websites. Search engines frequently update and change the methods for directing search queries to websites or change methodologies or metrics for valuing the quality and performance of internet traffic on delivering cost-per-click advertisements. Any such changes could decrease the amount of revenue that we generate from online advertisements. The failure to successfully manage search engine optimization efforts across our business could result in a significant decrease in traffic to our various websites, which could result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which would adversely affect our business, financial condition and results of operations.

If traffic levels stagnate or decline, we may not be able to create sufficient advertiser interest in our digital properties or to maintain or increase the advertising rates of the inventory on our digital properties. Even if we maintain traffic levels, the market position of our brands may not be enough to counteract a significant downward pressure on advertising rates as a result of a significant increase in inventory.

If we fail to increase the number of subscribers or retain existing subscriber services at Townsquare Interactive, our revenue and business will be harmed.

The ability to grow Townsquare Interactive depends in large part on maintaining and expanding our subscriber base. To do so, we must convince prospective subscribers of the benefits of our technology platform and existing subscribers of the continuing value of our products and services. The digital marketing services sector is a highly competitive area with many competitors in which our customers have many competing alternatives. We believe our solutions are well positioned to serve the SMBs in the small and mid-sized markets we focus upon. However, if our subscribers stop their subscriptions with us, or if we are unable to attract new subscribers in numbers greater than the number of subscribers that we lose, our subscriber base will decrease and our business, financial condition and operating results will be adversely affected.

Our digital advertising network competes in a rapidly growing and evolving market. If our advertising solutions are not compelling or we falter on execution, we may be unable to attract new affiliates or existing clients may turn to alternative solutions.

The national digital advertising market represents a significant growth opportunity. Our success is dependent on many factors outside of our control including the quality of content on our affiliates’ websites, the number of visitors they attract and their level of user engagement. The execution of our own business strategy including the effectiveness of the advertising solutions we provide and the abilities of our national digital sales force will impact our level of success. We also face a variety of competitors who have greater scale, market share and platforms that could hinder our ability to compete effectively. The success of our strategy will depend on our ability to convince new advertisers of the benefits of our advertising platform and existing clients of the continuing value of our solutions. Failure to deliver on those objectives could significantly affect our business operations and our ability to compete effectively.

Our national digital businesses are dependent on technology and technical and sales talent.

Future success and growth in our national digital businesses will depend upon our continued ability to develop and maintain technology and identify, hire, develop, motivate and retain highly skilled technical and sales talent. Competition for employees with these skill sets is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. We will also need to be able to balance the costs of recruiting and retaining these employees with profitable growth. If we are unable to do so, our business, financial condition or results of operations may be adversely affected.

Future losses could be caused by future asset impairment of our FCC licenses and/or goodwill.

Under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles—Goodwill and Other,” goodwill and indefinite-lived intangibles, including FCC licenses, are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the goodwill or intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are also measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses.

As of December 31, 2014, our FCC licenses and goodwill comprised approximately 75% of our consolidated total assets. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. The fair value measurements for both our goodwill and indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.

Given the current economic environment and the potential negative impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period and strength of recovery, made for the purpose of our non-amortizable intangible fair value estimates will prove to be accurate.

Interim and/or annual impairment testing, as applicable, could result in future impairment losses. The fair value of FCC licenses and goodwill is primarily dependent on the expected future cash flows of our business. If actual market conditions and operational performance underlying the intangible assets were to deteriorate, or if facts and circumstances change that would more likely than not reduce the estimated fair value of the FCC licenses or goodwill below their adjusted carrying amounts, the Company may be required to recognize additional non-cash impairment charges in future periods, which could have a material impact on the Company’s business, financial condition and results of operations.

Our business depends upon licenses issued by the FCC, and if licenses were not renewed or we were to be out of compliance with FCC regulations and policies, our business could be materially impaired.

Our radio stations depend upon maintaining their broadcasting licenses issued by the FCC, which are currently issued for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, the FCC granted nearly all of the license renewal applications that were filed for our radio stations. However, we cannot be certain that our future license renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our business, financial condition and results of operations, could result in material impairment and could adversely affect our liquidity and financial condition. If any of our FCC licenses are not renewed, it could prevent us from operating the affected radio station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a radio station license while a renewal application for that radio station is pending. In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on our operations and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our business. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our business, financial condition and results of operations. For further details on federal regulation of radio broadcasting, see “Business—Federal Regulation of Radio Broadcasting.”

We may be adversely affected by the FCC’s enforcement of its indecency regulations against the broadcast industry as well as by the increased amounts of the potential fines.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live content. The FCC vigorously enforces its indecency rules against the broadcasting industry as a whole and violations of these rules may result in fines or, in some instances, revocation of an FCC license. The FCC also can impose separate fines for each allegedly indecent “utterance” within radio content. In addition, in 2006 Congress increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act. Several appeals of certain of the FCC’s recent enforcement actions and of the FCC’s underlying indecency standards are pending in the federal courts. We cannot predict the outcome of these court proceedings or whether Congress will consider or adopt further legislation in this area. In the ordinary course of business, we have received complaints or the FCC has received complaints about whether a limited number of our radio stations have broadcast indecent content. To the extent these complaints or other proceedings by the FCC result in the imposition of fines, a settlement with the FCC, revocation of any of our radio station licenses or denials of license renewal applications, our business, financial condition and results of operations could be materially adversely affected.

We may be adversely affected by the FCC’s proceedings with respect to Revitalization of AM Radio.

In October 2013, the FCC released a Notice of Proposed Rulemaking titled “Revitalization of AM Radio,” proposing several modifications to its technical rules for AM radio stations. The stated purpose of this FCC rulemaking proceeding is to enhance the broadcast quality of AM stations. Included in the possible rule changes is the elimination of a rule which requires certain AM stations to reduce nighttime interference when seeking to modify their facilities. Also proposed is a relaxation of the FCC’s requirements for AM stations to provide their communities of license with a specific level of signal coverage, with the intended purpose of permitting AM stations to change the locations of their transmitting facilities. If the FCC adopts these rule changes, it is possible that some of our stations may experience increased nighttime interference from other stations in connection with facility modifications. It is also possible that stations owned by others and not serving our markets could move into our markets and become new competitors. We cannot predict at this time to what extent, if any, the FCC’s proposals will be adopted or the impact the adoption of any one or more of the proposals will have on our Company.

Proposed legislation requires radio broadcasters to pay royalties to record labels and recording artists.

Legislation has been introduced that would require radio broadcasters to pay royalties to record labels and performing artists for exhibition or use of the over the air broadcast of their recorded songs. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc., the American Society of Composers, Authors and Publishers and SESAC, Inc. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. It is currently unknown what proposed legislation, if any, will become law, and what significance this royalty would have on our business, financial condition and results of operations.

We are required to obtain prior federal approval for each station acquisition, which approvals may be subject to our compliance with certain conditions, possibly including asset divestitures, which may be material.

Acquisitions have been and may continue to be, a critical component of our overall strategy. The acquisition of a radio station requires the prior approval of the FCC and may require approvals by other governmental agencies, such as the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”). To obtain that approval, a proposed acquirer is required to file a transfer of control or assignment of license application with the FCC. The Communications Act of 1934, as amended (the “Communications Act”) and FCC rules allow members of the public and other interested parties to file petitions to deny or other objections to the FCC with respect to the grant of any transfer or assignment application. The FCC could rely on those objections or its own initiative to deny a transfer or assignment application or to require changes in the transaction, including the divestiture of radio stations and other assets, as a condition to having the application granted. Although we do not currently expect such divestitures to be material to our financial position or results of operations, no assurances can be provided that we would not be required to divest additional radio stations in connection with obtaining such approval, or that any such required divestitures would not be material to our financial position or results of operations. The FCC could also change its existing rules and policies to reduce the number of radio stations that we would be permitted to acquire in some markets. For these and other reasons, there can be no assurance that the FCC will approve potential future acquisitions that we deem material to our business.

There are risks associated with our radio station acquisition strategy.

We intend to continue to grow by acquiring radio station clusters and individual radio stations in the future. We cannot predict whether we will be successful in pursuing these acquisitions or what the consequences of these acquisitions will be. Any acquisitions in the future may be subject to various conditions, such as compliance with FCC and antitrust regulatory requirements. The FCC requirements include:

•	approval of license assignments and transfers;

•	limits on the number of radio stations a broadcaster may own in a given local market; and

•
other rules and policies, such as the ownership attribution rules, that could limit our ability to acquire radio stations in certain markets where one or more of our stockholders, officers or directors have other media interests.

The antitrust regulatory requirements include:

•	filings with the DOJ and the FTC under the HSR Act, where applicable;

•	expiration or termination of any applicable waiting period under the HSR Act; and

•	possible review by the DOJ or the FTC of antitrust issues under the HSR Act or otherwise.

Completion of any acquisition may also only be approved subject to our compliance with certain conditions. These conditions may be onerous, and may include the requirement that we divest certain assets, which may include radio stations we already own or we propose to acquire. We cannot be certain whether any of these conditions will be satisfied, the timing thereof, or the potential impact on us any such conditions may have. In addition, the FCC has in the past asserted the authority to review levels of local radio market concentration as part of its acquisition approval process, even where proposed assignments would comply with the numerical limits on local radio station ownership in the FCC’s rules and the Communications Act.

Our acquisition strategy involves numerous other risks, including risks associated with:

•	identifying acquisition candidates and negotiating definitive purchase agreements on satisfactory terms;

•	integrating operations and systems and managing a large and geographically diverse group of radio stations;

•	diverting our management’s attention from other business concerns;

•	potentially losing key employees at acquired radio stations; and

•	a diminishing number of properties available for sale in appropriately sized and located markets.

We cannot be certain that we will be able to successfully integrate any acquisitions or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire properties at valuations as favorable as those of previous acquisitions. Depending upon the nature, size and timing of potential future acquisitions, we may be required to raise additional financing in order to consummate additional acquisitions. Our debt agreements, as may be in place at any time, may not permit us to consummate an acquisition or access the necessary additional financing because of certain covenant restrictions. Furthermore, we cannot be certain that additional financing will be available to us or, if available, that financing would be on terms acceptable to our management.

Due to various market and financial conditions, we may not be able to successfully complete future dispositions of our radio stations or future acquisitions of other radio stations.

We engage in strategic sales of our radio stations, as it makes financial sense to do so and meets our overall business needs, and have also been required by the FCC to divest radio stations, which radio stations are now held in trust pending sale. We pursue strategic acquisitions of stations when such acquisitions are strategic and financially additive and such acquisitions meet our overall business needs. However, in light of the current financial and economic market conditions, both in the radio industry and in the overall U.S. economy, our consummation of future radio station acquisitions or dispositions, even those required divestitures, is uncertain and may be very difficult.

Our success is dependent upon audience acceptance of our content, particularly our radio programs and live events, which is difficult to predict.

Media and radio content production and distribution is an inherently risky business because the revenue derived from the production and distribution of media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict.

Ratings for broadcast radio stations and traffic or visitors on a particular website are also factors that are weighed when advertisers determine which outlets to use and in determining the advertising rates that the outlet receives. Poor ratings or traffic levels can lead to a reduction in pricing and advertising revenue. For example, if there is an event causing a change of programming at one of our radio stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenue or profitability as the previous programming. In addition, changes in ratings methodology and technology could adversely impact our ratings and negatively affect our advertising revenue. Nielsen, the leading supplier of ratings data for U.S. radio markets, developed technology to passively collect data for its ratings service. The Portable People Meter™ (“PPM™”) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. Some of our market ratings are being measured by PPM™. In each market, there has been a compression in the relative ratings of all radio stations in the market, enhancing the competitive pressure within the market for advertising dollars. In addition, ratings for certain radio stations when measured by PPM™ as opposed to the traditional diary methodology can be materially different. PPM™ based ratings may be scheduled to be introduced in some of our other markets. Because of the competitive factors we face and the introduction of PPM™, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue, which could have an adverse impact on our business, financial condition and results of operations. Our live events business is highly sensitive to rapidly changing public tastes and is dependent on the availability of popular artists. Our live events business depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform at live events, any lack of availability of popular artists could limit our ability to generate revenue.

In addition, our live events business typically plans and makes certain commitments to future events up to 18 months in advance of the event, and often agrees to pay an artist or other service providers or venues a fixed guaranteed deposit amount prior to our receiving any revenue as is standard in the live events industry. Therefore, if the public is not receptive to the event, or we or an artist cancel the event, we may incur a loss for the event depending on the amount of the fixed guaranteed or incurred costs relative to any revenue earned, as well as revenue we could have earned at the event. For certain events, we have cancellation insurance policies in place to cover a portion of our losses but it may not be sufficient and is subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.

New or changing federal, state or international privacy legislation or regulation could hinder the growth of our internet properties.

A variety of federal and state laws govern the collection, use, retention, sharing and security of consumer data that our internet properties use to operate certain services and to deliver certain advertisements to its customers, as well as the technologies used to collect such data. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, new legislative proposals affecting privacy are now pending at both the federal and state level in the U.S. Changes to the interpretation of existing law or the adoption of new privacy-related requirements could hinder the growth of our internet presence. Also, a failure or perceived failure to comply with such laws or requirements or with our own policies and procedures could result in significant liabilities, including a possible loss of consumer or investor confidence or a loss of customers or advertisers, and could adversely affect our business, financial condition and results of operations.

New technologies could block our ads, which would harm our business.

Technologies have been developed that can block the display of our ads and that provide tools to users to opt out of our advertising products. Most of our revenue from our digital businesses are derived from fees paid to us by advertisers in connection with the display of ads on web pages for our users. As a result, such technologies and tools could adversely affect our operating results.

We rely on third parties to provide the technologies necessary to deliver content, advertising, and services to our audience, and any change in the licensing terms, costs, availability, or acceptance of these formats and technologies could adversely affect our business.

We rely on third parties to provide the technologies that we use to deliver content, advertising, and services to our audience. There can be no assurance that these providers will continue to license their technologies or intellectual property to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. In order for our services to be successful, there must be a large base of users of the technologies necessary to deliver our content, advertising, and services. We have limited or no control over the availability or acceptance of those technologies, and any change in the licensing terms, costs, availability, or user acceptance of these technologies could adversely affect our business.

Certain components of our online business depends on continued and unimpeded access to the internet by us and our audience. Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of our audience and advertisers

Certain of our products and services depend on the ability of our audience to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers have taken, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our audience to provide our offerings. Such interference could result in a loss of existing audience and advertisers, and increased costs, and could impair our ability to attract new audience and advertisers, thereby harming our revenue and growth.

We are controlled by a financial sponsor, whose interests may not be aligned with ours or yours.

We are controlled by funds managed by Oaktree, and therefore they have the power to control our affairs and policies, including entering into mergers, sales of substantially all of our assets and other extraordinary transactions as well as decisions to issue shares, declare dividends, and make other decisions, and they may have an interest in our doing so. The interests of Oaktree could conflict with your interests in material respects. Furthermore, Oaktree is in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, as well as businesses that represent major customers of our business. Oaktree may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as Oaktree continues to own a significant amount of our outstanding capital stock, they will continue to be able to strongly influence or effectively control our decisions.

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or natural disasters.

The occurrence of extraordinary events, such as terrorist attacks, natural disasters, intentional or unintentional mass casualty incidents or similar events may substantially impact our operations in specific geographic areas, as well as nationally, and it may decrease the use of and demand for advertising, which may decrease our revenue or expose us to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. The occurrence of future terrorist attacks, military actions by the U.S., contagious disease outbreaks or other unforeseen similar events cannot be predicted, and their occurrence can be expected to further negatively affect the economies where we do business generally, specifically the market for advertising. In addition, an act of God or a natural disaster could adversely impact any one or more of the markets where we do business, thereby impacting the Company’s business, financial condition and results of operations.

Capital requirements necessary to operate our business or implement acquisitions could pose risks.

Our business requires a certain level of capital expenditures. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face liquidity problems and could be forced to reduce or delay investments and capital expenditures, adversely impacting our business, financial condition and results of operations. We face competition from other media companies for acquisition opportunities. If the prices sought by sellers of these companies were to rise, we would find fewer acceptable acquisition opportunities. In addition, the purchase price of possible acquisition could require additional debt or equity financing on our part. Since the terms and availability of this financing depend to a large degree upon general economic conditions and third parties over which we have no control, we can give no assurance that we will obtain the needed financing or that we will obtain such financing on attractive terms. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the acquisition opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

Our substantial indebtedness could have an adverse impact on us.

We have a significant amount of indebtedness. As of December 31, 2014, we had $532.5 million of outstanding indebtedness with annual debt service requirements of approximately $42.6 million. On an as reported basis, debt service for the year ended December 31, 2014 was $45.1 million, which represented 99.6% of cash flow from operating activities. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other significant effects on our business.

For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of opportunities to grow our business;

•	make it more difficult to satisfy our financial obligations;

•	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

We believe that our cash balance, together with the undrawn portion of our revolver and cash generated by operating activities, will be sufficient to fund our operations, service our debt obligations and pursue our strategy in the future.

In addition, the agreements evidencing or governing our current indebtedness do contain, and the agreements evidencing or governing our future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Risks Related to Ownership of Our Class A Common Stock

As an “emerging growth company” under the JOBS Act we are eligible to take advantage of certain exemptions from various reporting requirements.

We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act ("Section 404"), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are not required to provide five years of selected financial data in this annual report. We have not made a decision whether to take advantage of any or all of these exemptions. We do not know if some investors will find our securities less attractive because we may rely on these exemptions. The result may be a less active trading market for our securities and our security prices may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

We are classified as a “controlled company” and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Certain funds managed by Oaktree continue to control a majority of the voting power of our common stock. As a result, we are a “controlled company” within the meaning of the applicable stock exchange corporate governance standards. Under the rules of the New York Stock Exchange, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that nominating and corporate governance matters be decided solely by independent directors; and

•	the requirement that employee and officer compensation matters be decided solely by independent directors.

We intend to utilize these exemptions. As a result, we may not have a majority of independent directors and our nominating and corporate governance and compensation functions may not be decided solely by independent directors. Accordingly, you would not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

The public market for our Class A Common Stock may be volatile.

We cannot assure you that the market price of our Class A common stock will not fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under “—Risks Related to Our Business” and the following:

•
changes in financial estimates by any securities analysts who follow our Class A common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;

•	downgrades by any securities analysts who follow our Class A common stock;

•	future sales of our common stock;

•	market conditions or trends in our industry or the economy as a whole and, in particular, in the retail sales environment;

•	investors’ perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

•	changes in key personnel.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including companies in the retail industry. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.

Our majority stockholder has the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.

Certain funds managed by Oaktree beneficially own approximately 1.6 million shares of our Class A common stock, 2.2 million shares of our Class B common stock and approximately 8.6 million shares of our Class A common stock underlying warrants, which together represent approximately 58.2% of the voting power of our common stock. Pursuant to a Stockholders’ Agreement entered into by and between Oaktree, FiveWire Media Ventures LLC ("FiveWire") (an entity formed for the purpose of investing in the Company by certain members of management, including Steven Price, Stuart Rosenstein, Alex Berkett, Dhruv Prasad and certain other individuals (together, the "FiveWire Holders")) and the FiveWire Holders (the "Stockholders' Agreement"), Oaktree controls approximately 80.3% of the voting power on matters presented to our stockholders. As a result of its ownership, Oaktree, so long as it holds a majority of the voting power on matters presented to our stockholders, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Pursuant to the Stockholders’ Agreement, each FiveWire Holder grants to Oaktree an irrevocable proxy to vote their shares of Class B common stock, which shall remain in effect for so long as Oaktree beneficially owns at least 50% of the number of shares of common stock held immediately following the initial public offering. In addition, pursuant to the Stockholders’ Agreement, until Oaktree ceases to beneficially own at least 33.3% of the number of shares of common stock held immediately following the initial public offering, Oaktree has the right to designate three directors to our board of directors, each of whom will have, until Oaktree ceases to beneficially own at least 70.0% of the number of shares of common stock held immediately following the initial public offering, two votes on each matter. Matters over which Oaktree will, directly or indirectly, exercise control include:

•	the election of our Board of Directors and the appointment and removal of our officers;

•	mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;

•	other acquisitions or dispositions of businesses or assets;

•	incurrence of indebtedness and the issuance of equity securities;

•	repurchase of stock and payment of dividends; and

•	the issuance of shares to management under our equity incentive plans.

Even if the voting power of certain funds managed by Oaktree falls below a majority and those funds no longer have the right to designate directors to our board of directors pursuant to the Stockholders’ Agreement, they may continue to be able to strongly influence or effectively control our decisions. Under our certificate of incorporation, Oaktree and its affiliates will not have any obligation to present to us, and Oaktree may separately pursue, corporate opportunities of which they become aware, even if those opportunities are ones that we would have pursued if granted the opportunity.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of December 31, 2014 we have 9,457,242 shares of Class A common stock outstanding, outstanding warrants to purchase 9,508,878 shares of Class A common stock, 3,022,484 shares of Class B common stock outstanding and 4,894,480 shares of Class C common stock outstanding. The shares of Class A common stock are freely tradable without restriction under the Securities Act, except for any shares of our Class A common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

We, each of our officers and directors, Oaktree and certain other security holders have agreed, subject to certain exceptions, with the underwriters of our initial public offering not to dispose of or hedge any of the shares of Class A common stock or securities convertible into or exchangeable for shares of Class A common stock during the period from the date of our initial public offering continuing through the date that is 180 days after the date of our initial public offering (subject to extension in certain circumstances), except, in our case, for the issuance of common stock upon exercise of options under our existing management incentive plan. Merrill Lynch, Pierce, Fenner & Smith Incorporated may, in their sole discretion, release any of these shares from these restrictions at any time without notice.

All of our shares of Class A common stock outstanding as of the date of this annual report may be sold in the public market by existing stockholders 180 days after the date of our initial public offering (subject to extension in certain circumstances) and applicable volume and other limitations imposed under federal securities laws.

Subject to any lock-up restrictions described above with respect to certain holders, holders of approximately 17.7 million shares of our Class A common stock (including shares underlying outstanding warrants and assuming the conversion of all shares of Class B and Class C common stock into shares of Class A common stock, each on a one-for-one basis) have the right to require us to register the sales of their shares under the Securities Act, under the terms of an agreement between us and the holders of these securities.

In the future, we may also issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

As a public company, we are subject to additional financial and other reporting and corporate governance requirements that may be difficult for us to satisfy and may divert management’s attention from our business.

As a public company, we are required to file annual and quarterly reports and other information pursuant to the Exchange Act with the SEC. We are required to ensure that we have the ability to prepare consolidated financial statements that comply with SEC reporting requirements on a timely basis. We are subject to other reporting and corporate governance requirements, including the applicable stock exchange listing standards and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. Specifically, we are required to:

•	prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable stock exchange rules;

•	create or expand the roles and duties of our Board of Directors and committees of the Board of Directors;

•	institute compliance and internal audit functions that are more comprehensive;

•
evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	enhance our investor relations function;

•	maintain internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain outside legal counsel and accountants in connection with the activities listed above.

As a public company, we are required to commit significant resources and management time and attention to the above-listed requirements, which will cause us to incur significant costs and which may place a strain on our systems and resources. As a result, our management’s attention might be diverted from other business concerns. In addition, we might not be successful in implementing these requirements. Compliance with these requirements will place significant demands on our legal, accounting and finance staff and on our accounting, financial and information systems and will increase our legal and accounting compliance costs as well as our compensation expense as we may be required to hire additional accounting, tax, finance and legal staff with the requisite technical knowledge.

In addition, the Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight will be required. We will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. We expect to incur certain additional annual expenses related to these activities and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.

We are not required to comply with Section 404(b) for the annual reporting period ended December 31, 2014, and are therefore not required to make a formal assessment of the effectiveness of our internal controls for that purpose. Being a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, we will be required, pursuant to Section 404(a), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first fiscal year beginning after the effective date of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our stock.

Our independent registered public accounting firm will not be required to attest formally to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an emerging growth company. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our by-laws, or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Under our Amended and Restated Certificate of Incorporation, individuals or entities that bring certain claims or join such claims may be obligated to reimburse the Company for the expenses it reasonably incurs in connection with such actions if the claim proves unsuccessful.

Our Amended and Restated Certificate of Incorporation provides, to the fullest extent permitted by law, in the event that any person or entity (the “Claimant”) (x) initiates or asserts (1) any derivative action or proceeding brought on behalf of the Company, (2) any claim of breach of a fiduciary duty owed by any director, officer, employee or agent of the Company to the Company or its stockholders, (3) any action against the Company or any of its directors, officers, employees or agents arising pursuant to any provision of the General Corporation Law of the State of Delaware, our Amended and Restated Certificate of Incorporation or our Amended and Restated Bylaws, or (4) any action asserting a claim governed by the internal affairs doctrine (each of the foregoing, a “Claim”), or joins any such Claim as a named party, and (y) does not thereby obtain a judgment on the merits that substantially achieves the full remedy or relief sought in the Claim, such Claimant shall be jointly and severally obligated to reimburse the Company for all fees, costs and expenses (including attorneys’ fees and the fees of experts) actually and reasonably incurred by the Company in defending such Claim. This provision of our Amended and Restated Certificate of Incorporation may deter shareholder litigation that may be in the best interests of the Company or our stockholders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause our stock price and trading volume to decline.

Because we do not intend to pay cash dividends in the foreseeable future, you may not receive any return on investment unless you are able to sell your Class A common stock for a price greater than your purchase price.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate that we will pay any cash dividends on shares of our Class A common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing our indebtedness, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Accordingly, if you purchase shares, realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.

We are a holding company that does not conduct any business operations of our own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The deterioration of income from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us.

Provisions of our certificate of incorporation could have the effect of preventing the Company from having the benefit of certain business opportunities that it may otherwise be entitled to pursue.

Our certificate of incorporation will provide that certain funds managed by Oaktree and its affiliates are not required to offer corporate opportunities of which they become aware to us and could, therefore, offer such opportunities instead to other companies, including affiliates of Oaktree. In the event that Oaktree obtains business opportunities from which we might otherwise benefit but chooses not to present such opportunities to us, these provisions of our certificate of incorporation could have the effect of preventing us from pursuing transactions or relationships that would otherwise be in the best interests of our stockholders.

Anti-takeover provisions in our certificate of incorporation or bylaws may delay, discourage or prevent a change in control.

Our certificate of incorporation and bylaws will contain provisions that may delay, discourage or prevent a merger or acquisition that a shareholder may consider favorable. As a result, shareholders may be limited in their ability to obtain a premium for their shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The types of properties required to support our business include offices, radio station studios as well as transmitter and tower sites. In each of our Local Advertising markets our radio station studios and offices are generally co-located. Transmitter and tower sites are also generally co-located. The location of our towers is generally chosen so as to provide optimal signal coverage, within the confines of FCC broadcast rules.

As of December 31, 2014, we owned 47 facilities containing broadcast studios and 326 towers in our 66 Local Advertising markets. Where we do not own studios or towers, we lease such facilities. In addition, we lease various office facilities across the U.S. for our corporate, digital marketing services, e-commerce and national digital asset operations, including space in Greenwich, Connecticut for our principal corporate offices. We also lease venues to host our live events from time to time.

We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment, certain live event production equipment and general office equipment. Where we do not own necessary equipment, we lease such equipment. In some cases, we lease the equipment in addition to our owned equipment.

No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our operations. In many cases, we generate revenue from the lease of space on our tower properties to third parties. We continuously evaluate how to optimize our capital allocation as it relates to our properties.

Item 3. Legal Proceedings

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, employee, or other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

On April 18, 2013, the Company received a summary judgment order issued by the Vanderburgh Superior Court in the State of Indiana dismissing all claims in the Brill lawsuit in connection with Townsquare Media, Inc.’s (formerly known as Regent Communications, Inc.) 2003 purchase of twelve radio stations from Brill Media Company LLC and related entities in connection with their bankruptcy proceedings. The plaintiffs were seeking compensatory and punitive damages in excess of $20 million. The plaintiffs pursued an appeal, and on June 27, 2014, the Indiana Court of Appeals upheld the lower court’s grant of summary judgment to us. The plaintiffs then sought permission to appeal to the Indiana Supreme Court, but on October 31, 2014, the Indiana Supreme Court unanimously denied that petition, thereby exhausting plaintiffs' appellate options. As a result, we believe the matter to be resolved.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our Class A common stock, par value $0.01 per share, commenced trading under the symbol "TSQ" on the New York Stock Exchange on July 24, 2014. Prior to that date, there was no public trading market for our Class A common stock. There is no established public trading market for our Class B common stock or our Class C common stock. Our Class A common stock in our initial public offering priced at $11.00 per share on July 24, 2014. The following table sets forth, for the periods indicated, the high and low sales price per share of our Class A common stock as reported on the New York Stock Exchange for the fiscal year ended December 31, 2014, since our initial public offering.

	High	Low
2014:
Third quarter	$12.30	$9.93
Fourth quarter	$13.83	$11.38

Holders

On March 4, 2015 the Company had 219 Class A common stockholders, 8 Class B common stockholders and 5 Class C common stockholders.

Dividend Policy

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business, and therefore we do not anticipate paying any cash dividends in the foreseeable future. Additionally, our ability to pay dividends on our Class A common stock will be limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of current and any future agreements governing our indebtedness. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.

In addition, since we are a holding company, substantially all of the assets shown on our consolidated balance sheet are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends are largely dependent upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us in the form of dividends.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes information, as of December 31, 2014, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	6,924,903	$11.00	5,075,097
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	6,924,903	$11.00	5,075,097

Recent Sale of Unregistered Securities

On October 31, 2014, the Company issued 100,000 shares of Class A common stock as a portion of the consideration in its acquisition of WE Fest, in a private transaction in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act.

Issuer Purchase of Equity Securities

None.

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

Performance Graph

Our common stock began trading on the NYSE under the symbol “TSQ” on July 24, 2014. Prior to that time, there was no public market for our common stock.

The following graph compares total shareholder returns for the period July 24, 2014 through December 31, 2014 to the Standard & Poor’s 500 Stock Index (“S&P 500”), the NASDAQ Stock Market Index ("NASDAQ"), the Russell 2000 Index ("Russell 2000") and an index ("Radio Index") comprised of radio broadcast and media companies (see note (1) below). The closing price of the Company’s Class A common stock on July 24, 2014 (on which the graph is based) was $10.25. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return

	July 24, 2014	December 31, 2014
Townsquare	100.00	128.78
Radio Index(1)	100.00	82.29
S&P 500	100.00	103.57
NASDAQ	100.00	105.90
Russell 2000	100.00	104.19
(1) The Radio Index consists of the following companies: Cumulus Media Inc., Beasley Broadcast Group, Inc., iHeartmedia, Inc. (formerly Clear Channel Holdings, Inc.) Emmis Communications Corporation., Entercom Communications Corp., Radio One, Inc. and Saga Communications, Inc.

Pursuant to SEC rules, this “Stock Performance Graph” section of this Form 10-K is not deemed “filed” with the SEC and shall not be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial information for the periods ended and as of the dates set forth below. The selected historical financial data as of December 31, 2013 and 2014, and for fiscal years ended December 31, 2012, 2013 and 2014, have been derived from our audited consolidated financial statements and related notes, which are included elsewhere in this annual report.

The following selected historical financial information should be read in conjunction with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes thereto included elsewhere in this annual report.

	Years Ended December 31,
	2012	2013	2014
($ in thousands except per share data)
Net revenue	$222,736	$268,578	$373,892
Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	154,566	187,148	253,440
Depreciation and amortization	14,824	15,189	16,878
Corporate expenses	16,287	19,190	24,996
Stock-based compensation	—	—	37,739
Transaction costs	1,782	2,001	217
Change in fair value of contingent consideration	—	(1,100)	—
Net loss (gain) on sale of assets	123	(36)	90
Total operating costs and expenses	187,582	222,392	333,360
Operating income	35,154	46,186	40,532

Other expenses:
Interest expense, net	28,291	35,620	46,502
Other expense, net	123	115	111
Income (loss) before income taxes	6,740	10,451	(6,081)
Provision for income taxes	340	340	10,872
Net income (loss)	$6,400	$10,111	$(16,953)
Pro forma C Corporation data (unaudited)
Historical income (loss) before income taxes	$6,740	$10,451	$(6,081)
Pro forma income tax expense (benefit)	2,656	4,118	(2,396)
Pro forma net income (loss)	$4,084	$6,333	$(3,685)
Pro forma net income (loss) per share:
Basic	$0.57	$0.84	$(0.31)
Diluted	$0.25	$0.37	$(0.31)
Weighted average shares outstanding:
Basic	7,132	7,569	12,013
Diluted	16,253	17,078	12,013

	Years Ended December 31,
($ in thousands)	2013	2014
Selected Balance Sheet Data (at end of period):
Cash	$45,647	$24,462
Working capital	58,486	40,243
Total assets	939,203	948,085
Total debt, including current maturities	653,472	539,676
Stockholders' and Members' equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized and 9,457,242 shares issued and outstanding at December 31, 2014	—	95
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized and 3,022,484 shares issued and outstanding at December 31, 2014	—	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized and 4,894,480 shares issued and outstanding at December 31, 2014	—	49
Additional paid-in capital	—	351,984
Retained earnings (deficit)	—	(8,439)
Controlling interest	234,039	—
Non-controlling interest	492	443

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) is intended to provide the reader with an overall understanding of our financial condition, results of operations, cash flows and sources and uses of cash. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. In addition, we also provide a discussion of accounting policies that require critical judgments and estimates as well as discuss certain risks and uncertainties that could cause our actual future results to differ materially from our historical results or our current expectations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this annual report. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this annual report.

We use the term “Transactions” to refer to all material acquisitions and divestitures, and certain smaller live events and media acquisitions that were completed from January 1, 2012 to December 31, 2014. The Transactions include, but are not limited to, the acquisition of FACE, Festivals and Concert Events, Inc. ("WE Fest"), which closed on October 31, 2014, the acquisition of MAC Events (“MAC”), which closed on November 20, 2013, the acquisition of our Boise market from Peak II Holding, LLC (“Boise” or “Peak”), which closed on November 14, 2013, the acquisitions of certain assets from Cumulus Media, Inc. (“Cumulus II,” which closed on November 14, 2013 and "Cumulus I," which closed on July 31, 2012), the acquisition of Country Jam, which closed on July 12, 2013, certain smaller acquisitions of live events acquired from January 1, 2012 through December 31, 2014 (which we refer to in this section, together with Country Jam, MAC and WE Fest, as the "Live Events Acquisitions"), the acquisition of MMN Media, Inc. ("MMN"), which closed on August 10, 2012, and the acquisition of certain assets from Double O Corporation ("Double O"), which closed on February 29, 2012. The Transactions are disclosed in more detail in our annual consolidated financial statements included elsewhere in this annual report. We use the term "pro forma" in this section to refer to results that include the Transactions as if they had been completed on January 1, 2012.

Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, and other factors mentioned in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under “Risk Factors” contained elsewhere in this annual report, as well as other risks discussed from time to time in our filings with the Securities and Exchange Commission. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Format of Presentation

Townsquare Media is an integrated and diversified media and entertainment and digital marketing services company that owns and operates market leading radio stations, digital and social properties and live events in small and mid-sized markets across the United States, delivering national scale and expertise to the communities we serve on a local level. Our integrated and diversified product and service offerings, which we refer to as Townsquare Everywhere, enable local, regional and national advertisers to target audience engagement across multiple platforms, including on-air, online and at live events. Our Townsquare Everywhere capabilities, combined with our leading market position in small and mid-sized markets, enable us to generate higher total net revenue per audience member than radio station owners focused on larger markets.

Our discussion is presented on both a consolidated and segment basis. We have two reportable operating segments, which are Local Advertising and Live Events, and report the remainder of our business in an Other Media and Entertainment category. Our Local Advertising segment offers broadcast, digital and mobile advertising within our local markets. Our Live Events segment is composed of a diverse range of live events, which we create, promote and produce, including music concerts, multi-day music festivals, consumer expositions and trade shows, athletic events, lifestyle events and other forms of entertainment. Our Other Media and Entertainment is primarily composed of our digital marketing services offering, national digital assets and e-commerce offering and also includes tower and other miscellaneous revenue.

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

We strive to maximize net revenue by managing our advertising inventory time and adjusting prices up or down based on supply and demand. Our selling and pricing activity is based on demand for our advertising inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory levels. The optimal number of advertisements available for sale depends on the platform and in the case of our radio stations and their streams, the programming format of a particular radio station. Each of our products has a general target level of inventory available for advertising.

We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our platforms, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group.

Our Local Advertising contracts are generally short-term. In the local media industry, companies sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash. Barter revenue totaled $8.0 million, $9.3 million and $13.1 million for the years ended December 31, 2012, 2013 and 2014, respectively. Barter expense totaled $7.5 million, $8.5 million and $12.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

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

Live Events

Our primary source of Live Events segment's net revenue is from ticket sales. Our live events also generate substantial net revenue through the sale of sponsorships, concessions, merchandise and other ancillary products and services. Live event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our live event revenue. In certain cases, we mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather.

A portion of the expenses attributable to the live events business is variable, including sponsorship sales commissions and certain costs related to production.

Other Media and Entertainment

The Other Media and Entertainment business is primarily composed of our digital marketing services offering, national digital assets and e-commerce offering and also includes tower and other miscellaneous revenue. These assets extend our audience and advertiser reach into and beyond our Local Advertising markets.

Our primary source of Other Media and Entertainment net revenue is from national digital advertising and digital marketing services. Demand for natural digital advertising is primarily for display advertisements. Our national digital assets are subject to general advertising trends as well as advertisers’ perception and demand for our products. A downturn in advertising spending or the economy could have an adverse effect on this net revenue. We believe this risk is mitigated by the subscription nature of our digital marketing services as well as the level of investment in our advertising products, services and brands.

Other sources of revenue within our Other Media and Entertainment segment include tower and other miscellaneous revenue. We generate revenue from leasing space on our own tower facilities sold generally to communications companies and local authorities, as well as from other miscellaneous revenue sources.

A portion of the expenses attributable to the Other Media and Entertainment business is variable. These variable expenses primarily relate to sales costs, such as commissions. Certain technology infrastructure related to our digital marketing services, national digital assets and e-commerce business are generally fixed costs in nature.

Seasonality

Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters will generally produce the highest net revenue for the year. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all. In addition to advertising revenue seasonality, our Live Events net revenue exhibits seasonality resulting in the second quarter being the highest revenue period.

Macroeconomic Indicators

Our advertising revenue for our businesses is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce, U.S. GDP growth for 2014 was 2.4% for the year ended December 31, 2014.

Equity Compensation Charge Related to Conversion

In connection with the Company’s conversion from a limited liability company to a Delaware corporation, the Company replaced its existing management equity compensation program with 186,922 shares of the Company’s Class A common stock and 267,624 shares of the Company’s Class B common stock and a new grant of options to purchase 3,082,298 shares of Class A common stock and options to purchase 3,876,040 shares of Class B common stock, in each case based on the offering price of $11.00 per share. This was the result of the conversion of the Company’s outstanding Class B incentive units, which constituted the Company’s management equity compensation program, into the shares of Class A common stock and Class B common stock pursuant to the conversion, and via a grant of the options following the conversion but prior to the completion of the offering. The options granted have an exercise price equal to the public offering price of between $11.00 and $11.48 per share. In connection with these grants, in the third calendar quarter of 2014, the Company recorded a one-time, non-recurring, non-cash stock based compensation expense, of approximately $37.6 million. This amount consisted of approximately $5.0 million with respect to the conversion of Class B units into shares of Class A common stock and Class B common stock, and approximately $32.6 million with respect to the options granted. This one-time charge reduced our net income for the year ended 2014 by approximately $24.9 million. The Company does not expect to record any future stock-based compensation expense in connection with the conversion of its Class B units pursuant to the Conversion or the grant of options described above.

Initial Public Offering

On July 24, 2014, our shares began trading on the NYSE in connection with our IPO of 8,333,333 shares of common stock, at an offering price of $11.00 per share. Our shares are traded on NYSE under the symbol "TSQ." We received proceeds from the IPO of $82.1 million, net of underwriting discounts and commissions of $6.4 million and offering expenses of $3.2 million. Offering expenses incurred as of December 31, 2014 of $3.2 million were recorded as a reduction in paid-in capital.

Subsequently, on August 15, 2014, the underwriters of our IPO partially exercised their option to purchase additional shares electing to purchase 590,000 shares of Class A common stock at the offering price of $11.00 per share. We recognized net incremental proceeds of approximately $6.0 million, net of underwriting discounts and commissions of $0.5 million.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b), and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

Executive Summary

The key developments in our business for the year ended December 31, 2013 are summarized below:

▪	Consolidated net revenue increased $45.8 million, or 20.6%, primarily due to several acquisitions made during the year.

▪	Local Advertising net revenue increased $31.3 million, or 15.8%.

▪	Live Events net revenue increased increased $7.2 million, or 52.9% .

▪	Other Media and Entertainment net revenue increased $7.3 million, or 67.4%.

▪	Pro forma consolidated net revenue increased $6.9 million, or 2.0%.

▪
Pro forma Local Advertising net revenue decreased $0.2 million, or 0.1%, which consisted of decrease in political net revenue of $7.9 million and an increase in non-political net revenue of $7.7 million.

▪	Pro forma Live Events net revenue increased $4.4 million, or 12.5% , primarily attributable to increases in the number and size of events.

▪	Pro forma Other Media and Entertainment net revenue increased $2.7 million, or 15.3%, primarily driven by strong growth within our digital marketing service and national digital assets.
The key developments in our business for the year ended December 31, 2014 are summarized below:

▪	Consolidated net revenue for 2014 increased $105.3 million, or 39.2%, primarily due to several acquisitions made during the second half of 2013.

▪	Local Advertising net revenue increased $73.0 million, or 31.8%.

▪	Live Events net revenue increased $20.1 million, or 96.4%.

▪	Other Media and Entertainment net revenue increased $12.2 million, or 67.6%.

▪	Pro forma consolidated net revenue increased $29.7 million, or 8.4%.

▪	Pro forma Local Advertising net revenue increased $7.6 million, or 2.6%, which consisted of an increase in political net revenue of $5.9 million and non-political net revenue of $1.7 million.

▪	Pro forma Live Events net revenue increased $12.4 million, or 31.6%, primarily attributable to increases in the number and size of events.

▪	Pro forma Other Media and Entertainment net revenue increased $9.7 million, or 46.7%, primarily driven by strong growth within our digital marketing service and national digital assets.

Consolidated Results of Operations

Year Ended December 31, 2012 compared to Year Ended December 31, 2013

The following table summarizes our historical consolidated results of operations:

	Year Ended December 31,
($ in thousands)	2012	2013	$ Change	% Change
Statement of Operations Data:
Local Advertising net revenue	$198,306	$229,653	$31,347	15.8%
Live Events net revenue	13,633	20,851	7,218	52.9%
Other Media and Entertainment net revenue	10,797	18,074	7,277	67.4%
Net revenue	222,736	268,578	45,842	20.6%
Operating Costs and Expenses:
Local Advertising direct operating expenses	133,261	147,720	14,459	10.9%
Live Events direct operating expenses	11,594	18,287	6,693	57.7%
Other Media and Entertainment direct operating expenses	9,711	21,141	11,430	117.7%
Direct operating expenses, excluding depreciation and amortization	154,566	187,148	32,582	21.1%
Depreciation and amortization	14,824	15,189	365	2.5%
Corporate expenses	16,287	19,190	2,903	17.8%
Transaction costs	1,782	2,001	219	12.3%
Change in fair value of contingent consideration	—	(1,100)	(1,100)	**
Net loss (gain) on sale of assets	123	(36)	(159)	129.3%
Total operating costs and expenses	187,582	222,392	34,810	18.6%
Operating income	35,154	46,186	11,032	31.4%
Other expense:
Interest expense, net	28,291	35,620	7,329	25.9%
Other expense, net	123	115	(8)	6.5%
Total other expense	28,414	35,735	7,321	25.8%
Income before income taxes	6,740	10,451	3,711	55.1%
Provision for income taxes	340	340	—	—%
Net income	$6,400	$10,111	$3,711	58.0%

Net Revenue

Consolidated net revenue for the year ended December 31, 2013 increased $45.8 million, or 20.6%, as compared to the year ended December 31, 2012. The increase was composed of $7.3 million of growth from our existing business and $38.5 million of growth from acquisitions made during the years ended December 31, 2012 and 2013, including their subsequent performance from the date of acquisition. The $38.5 million of growth related to acquisitions is attributable to (i) $0.1 million from Double O, (ii) $25.5 million from Cumulus I assets, (iii) $5.0 million from MMN, (iv) $1.2 million from Peak’s Boise market, (v) $9.3 million from Cumulus II assets and (vi) $3.7 million from various live event acquisitions, offset by (vii) a $6.3 million decline in net revenue from markets divested to Cumulus as part of the Cumulus I transaction. The $7.3 million of growth related to our existing business was driven by a $3.0 million increase in Local Advertising net revenue, a $2.5 million increase in Live Events net revenue and a $1.8 million increase in Other Media and Entertainment net revenue, as further detailed below.

Local Advertising net revenue for the year ended December 31, 2013 increased $31.3 million, or 15.8%, as compared to the year ended December 31, 2012. The increase was composed of $3.0 million of growth from our existing business and $28.3 million of growth from acquisitions made during the years ended December 31, 2012 and 2013, including their subsequent performance from the date of acquisition. The $28.3 million of growth related to acquisitions is attributable to (i) $24.0 million from Cumulus I assets, (ii) $1.2 million from Peak’s Boise market and (iii) $9.0 million from Cumulus II assets, offset by (iv) a $0.1 million decline in net revenue attributable to Double O and (v) a $5.8 million decline in net revenue attributable to markets divested to Cumulus as part of the Cumulus I transaction. The $3.0 million of growth related to our existing business was primarily driven by an increase in non-political net revenue of $5.7 million offset by a decrease in political net revenue of $2.7 million.

Live Events net revenue for the year ended December 31, 2013 increased $7.2 million, or 52.9%, as compared to the year ended December 31, 2012. The increase was composed of $2.5 million of growth from our existing business and $4.7 million of growth from acquisitions made during the years ended December 2012 and 2013, including their subsequent performance from the date of acquisition. The $4.7 million of growth related to acquisitions is attributable to (i) $0.2 million from Double O, (ii) $1.1 million from Cumulus I assets, (iii) $0.1 million from Cumulus II assets and (iv) $3.7 million from various live events acquisitions, partially offset by (v) a $0.4 million decline in net revenue attributable to markets divested to Cumulus as part of the Cumulus I transaction. The $2.5 million of growth related to our existing business was primarily attributable to increases in the number, attendance and revenue per attendee of our live events.

Other Media and Entertainment net revenue for the year ended December 31, 2013 increased $7.3 million, or 67.4%, as compared to the year ended December 31, 2012. The increase was composed of $1.8 million of growth from our existing business and $5.5 million of growth from acquisitions made during the years ended December 31, 2012 and 2013, including their subsequent performance from the date of acquisition. The $5.5 million of growth related to acquisitions is attributable to (i) $0.4 million from Cumulus I assets, (ii) $5.0 million from MMN, and (iii) $0.3 million from Cumulus II assets, offset by (v) a $0.2 million decline in net revenue attributable to markets divested to Cumulus as part of the Cumulus I transaction. The $1.8 million of growth related to our existing business was a result of strong growth within our digital marketing service business, which completed its second full year of operations. This growth was offset by a decline in e-commerce net revenue.

Direct Operating Expenses

Direct operating expenses for the year ended December 31, 2013 increased $32.6 million, or 21.1%, as compared to the year ended December 31, 2012. The increase was composed of $5.2 million of increased expense related to our existing business and $27.4 million of increased expense from acquisitions made during the years ended December 31, 2012 and 2013, including their subsequent performance from the date of acquisition. The $27.4 million of increased expense related to acquisitions is attributable to (i) $0.1 million from Double O, (ii) $16.8 million from Cumulus I assets, (iii) $6.2 million from MMN, (iv) $0.8 million from Peak’s Boise market, (v) $4.6 million from Cumulus II assets and (vi) $3.6 million is attributable to various live events acquisitions, offset by (vii) a $4.7 million decline in direct operating expense attributable to markets divested to Cumulus as part of the Cumulus I transaction. The $5.2 million of increased expense related to our existing business was driven by a $2.4 million increase in Live Events direct operating expenses, a $4.8 million increase in Other Media and Entertainment direct operating expenses offset by a $2.0 million decline in Local Advertising direct operating expenses, as further detailed below.

Local Advertising direct operating expenses for the year ended December 31, 2013 increased $14.5 million, or 10.9%, as compared to the year ended December 31, 2012. The increase was composed of a $2.0 million decline in expense related to our existing business, offset by a $16.5 million increase in expense due to acquisitions made during the years ended December 31, 2012 and 2013, including their subsequent performance from the date of acquisition. The $16.5 million of increased expense related to acquisitions is attributable to (i) $15.6 million from Cumulus I assets, (ii) $0.8 million from Peak’s Boise market and (iii) $4.5 million from Cumulus II assets, offset by (iv) a $4.4 million decline in direct operating expenses attributable to markets divested to Cumulus as part of the Cumulus I transaction.

The $2.0 million decline in expense related to our existing business was a result of (i) reduced sales expense due to initiatives to optimize commission compensation plans, (ii) reduced promotion and general and administrative expenses due to expense management and (iii) reduced local digital expense in the legacy business as a result of amortizing fixed digital costs over a larger portfolio of markets.

Live Events direct operating expenses for the year ended December 31, 2013 increased $6.7 million, or 57.7%, as compared to the year ended December 31, 2012. The increase was composed of $2.4 million of increased expense related to our existing business and $4.3 million of increased expense from acquisitions made during the year ended December 31, 2012 and 2013, including their subsequent performance from the date of acquisition. The $4.3 million of increased expense related to acquisitions is attributable to (i) $0.2 million from Double O, (ii) $0.8 million from Cumulus I assets, (iii) $3.6 million from various live events acquisitions, offset by (iv) a $0.3 million decline in direct operating expense attributable to markets divested to Cumulus as part of the Cumulus I transaction. The $2.4 million of increased expense related to our existing business was primarily attributable to increased expenses in the number and size of events, as well as expenses related to the first year multi-day country music festival held at Hunter Mountain, NY in June 2013.

Other Media and Entertainment direct operating expenses for the year ended December 31, 2013 increased $11.4 million, or 117.7%, as compared to the year ended December 31, 2012. The increase was composed of $4.7 million of increased expense related to our existing business and $6.7 million of increased expense from acquisitions made during the year ended December 31, 2012 and 2013, including their subsequent performance from the date of acquisition. The $6.7 million of increased expense related to acquisitions is attributable to (i) $0.4 million from Cumulus I assets, (ii) $6.2 million from MMN and (iii) $0.1 million from Cumulus II assets. The $4.7 million of increased expense related to our existing business was primarily attributable to increased expenses within our digital marketing services company.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2013 increased $0.4 million, or 2.5%, as compared to the year ended December 31, 2012. The increase was primarily composed of an increase in depreciation and amortization for assets acquired in the Cumulus II and Peak transactions.

Corporate Expenses

Corporate expense for the year ended December 31, 2013 increased $2.9 million, or 17.8%, as compared to the year ended December 31, 2012. The increase was primarily composed of an increase of $4.4 million in salaries, bonus and benefits, as a result of our continued investment in additional headcount to support the growth of our business, which was partially offset by a decrease in legal fees of $1.8 million. The reduction in legal fees was primarily a result of the April 18, 2013 dismissal of the Brill lawsuit, whereby we reversed $2.1 million of the remaining liability.

Transaction Costs

Transaction costs for the year ended December 31, 2013 increased $0.2 million, or 12.3%, as compared to the year ended December 31, 2012. The prior year expenses were primarily related to the Cumulus I transaction. The current year expenses were primarily related to the acquisition costs associated with the Cumulus II and Peak transactions.

Change in Fair Value of Contingent Consideration

The earn-out arrangement in connection with our acquisition of MMN was not met in the years ended December 31, 2012 and 2013. As a result, the contingent consideration of $1.1 million, which was classified as a liability on our consolidated balance sheet as of December 31, 2012, was reversed as income in our consolidated statement of operations for the year ended December 31, 2013.

Loss (Gain) on Sale of Assets

Loss (gain) on sale of assets for the year ended December 31, 2013 decreased $0.2 million as compared to the year ended December 31, 2012. In the prior year period, the loss primarily consisted of a $0.3 million loss related to the sale of our Odessa-Midland market in June 2012, which was partially offset by a $0.1 million gain related to insurance proceeds received as a result of one of our towers sustaining damage in a fire. In the current period, the gain primarily consisted of a $35 thousand gain for the sale of KDOK (AM) in Tyler, Texas to Chalk Hill Communications, LLC, which closed on January 31, 2013.

Other Expense

Interest Expense, net is the major component of other expense. Interest expense, net for the year ended December 31, 2013 increased $7.3 million, or 25.9%, as compared to the year ended December 31, 2012. The increase was primarily a result of the financings for the Cumulus II and Peak transactions. The below table illustrates the current year and prior year components of our interest expense, net.

	Year Ended December 31,
	2012	2013
($ in thousands)
Bank borrowing - term loan and revolving credit facilities	$2,972	$—
Senior Notes	17,689	27,668
Incremental Term Loans	3,912	5,353
Subordinated Notes	979	392
Capital loans and other	155	98
Loan origination cost	2,605	2,111
Interest income	(21)	(2)
Interest expense, net	$28,291	$35,620

Provision for income taxes

Provision for income taxes is primarily comprised of the Texas gross receipts tax and remained unchanged for the year ended December 31, 2013 from the year ended December 31, 2012 since our markets in Texas were consistent in each year.

Year Ended December 31, 2013 compared to Year Ended December 31, 2014

The following table summarizes our historical consolidated results of operations:

	Year Ended December 31,
($ in thousands)	2013	2014	$ Change	% Change
Statement of Operations Data:
Local Advertising net revenue	$229,653	$302,648	$72,995	31.8%
Live Events net revenue	20,851	40,954	20,103	96.4%
Other Media and Entertainment net revenue	18,074	30,290	12,216	67.6%
Net revenue	268,578	373,892	105,314	39.2%
Operating Costs and Expenses:
Local Advertising direct operating expenses	147,720	189,692	41,972	28.4%
Live Events direct operating expenses	18,287	35,087	16,800	91.9%
Other Media and Entertainment direct operating expenses	21,141	28,661	7,520	35.6%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	187,148	253,440	66,292	35.4%
Depreciation and amortization	15,189	16,878	1,689	11.1%
Corporate expenses	19,190	24,996	5,806	30.3%
Stock-based compensation	—	37,739	37,739	**
Transaction costs	2,001	217	(1,784)	89.2%
Change in fair value of contingent consideration	(1,100)	—	1,100	**
Net (gain) loss on sale of assets	(36)	90	126	350.0%
Total operating costs and expenses	222,392	333,360	110,968	49.9%
Operating income (loss)	46,186	40,532	(5,654)	12.2%
Other expense:
Interest expense, net	35,620	46,502	10,882	30.6%
Other expense, net	115	111	(4)	3.5%
Total other expense	35,735	46,613	10,878	30.4%
Income (loss) before income taxes	10,451	(6,081)	(16,532)	158.2%
Provision for income taxes	340	10,872	10,532	3,097.6%
Net income (loss)	$10,111	$(16,953)	$(27,064)	267.7%

Net Revenue

Net revenue for the year ended December 31, 2014 increased $105.3 million, or 39.2%, as compared to the year ended December 31, 2013. The increase was composed of $24.9 million of growth from our existing business and $80.4 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $80.4 million of growth related to acquisitions is attributable to (i) $9.4 million from Peak’s Boise market, (ii) $63.6 million from Cumulus II assets and (iii) $7.4 million from various live events acquisitions. The $24.9 million of growth related to our existing business was driven by a $4.7 million increase in Local Advertising net revenue, a $9.8 million increase in Live Events net revenue and a $10.4 million increase in Other Media and Entertainment net revenue, as further detailed below.

Local Advertising net revenue for the year ended December 31, 2014 increased $73.0 million, or 31.8%, as compared to the year ended December 31, 2013. The increase was composed of $4.7 million of growth from our existing business and $68.3 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $68.3 million of growth related to acquisitions is attributable to $8.2 million from Peak’s Boise market and $60.0 million from Cumulus II assets. The $4.7 million of growth related to our existing business was primarily driven by an increase in political net revenue of $3.1 million and non-political net revenue of $1.6 million.

Live Events net revenue for the year ended December 31, 2014 increased $20.1 million, or 96.4%, as compared to the year ended December 31, 2013. The increase was composed of $9.8 million of growth from our existing business and $10.3 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $10.3 million of growth related to acquisitions is attributable to (i) $1.0 million from Peak's Boise market, (ii) $1.9 million from Cumulus II assets and (iii) $7.4 million from various live events acquisitions. The $9.8 million of growth from our existing business was primarily attributable to increases in the number, attendance and revenue per attendee of our live events.

Other Media and Entertainment net revenue for the year ended December 31, 2014 increased $12.2 million, or 67.6%, as compared to the year ended December 31, 2013. The increase was composed of $10.4 million of growth from our existing business and $1.8 million of growth from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $1.8 million of growth related to acquisitions is attributable to (i) $0.2 million from Peak’s Boise market and (ii) $1.6 million from Cumulus II assets. The $10.4 million of growth related to our existing business was driven by increases within our digital marketing service and national digital assets, which was partially offset by a decrease in our e-commerce net revenue.

Direct Operating Expenses

Direct operating expenses for the year ended December 31, 2014 increased $66.3 million, or 35.4%, as compared to the year ended December 31, 2013. The increase was composed of $18.8 million of increased expense from our existing business and $47.5 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $47.5 million of increased expense related to acquisitions is attributable to (i) $6.1 million from Peak’s Boise market, (ii) $36.0 million from Cumulus II assets and (iii) $5.4 million from various live events acquisitions. The $18.8 million of increased expense related to our existing business was driven by a $2.5 million increase in Local Advertising direct operating expenses, a $9.2 million increase in Live Events direct operating expenses and a $7.1 million increase in Other Media and Entertainment direct operating expenses, as further detailed below.

Local Advertising direct operating expenses for the year ended December 31, 2014 increased $42.0 million, or 28.4%, as compared to the year ended December 31, 2013. The increase was composed of $2.5 million of increased expense from our existing business and $39.5 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $39.5 million of increased expense related to acquisitions is attributable to $5.3 million from Peak’s Boise market and $34.2 million from Cumulus II assets. The $2.5 million of increased expense related to our existing business was driven by an increase within our general and administrative expenses primarily related to increased costs in benefits and other headcount related expenses, as a result of our continued investment in additional headcount to support the growth of our business.

Live Events direct operating expenses for the year ended December 31, 2014 increased $16.8 million, or 91.9% , as compared to the year ended December 31, 2013. The increase was composed of $9.2 million of increased expense from our existing business and $7.6 million of increased expense related to acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $7.6 million of increased expense related to acquisitions is attributable to (i) $0.7 million from Peak's Boise market, (ii) $1.5 million from Cumulus II assets and (iii) $5.4 million from various live events acquisitions. The $9.2 million of increased expense related to our existing business was primarily attributable to increased expenses in the number, attendance and expense per attendee of our live events, as well as investment in growth in new products we expect to realize going forward. Additionally, the $9.2 million of increased expense from our existing business included $0.8 million for incremental overhead added throughout the year to support future growth.

Other Media and Entertainment direct operating expenses for the year ended December 31, 2014 increased $7.5 million, or 35.6%, as compared to the year ended December 31, 2013. The increase was composed of $7.0 million of increased expense from our existing business and $0.5 million of increased expense from acquisitions made since January 1, 2013, including their subsequent performance from the date of acquisition. The $0.5 million of increased expense related to acquisitions is attributable to (i) $0.1 million from Peak’s Boise market and (ii) $0.4 million from Cumulus II assets. The $7.0 million of increased expense related to our existing business was driven by increases within our digital marketing service and national digital assets commensurate with revenue growth.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2014 increased $1.7 million, or 11.1%, as compared to the year ended December 31, 2013. The increase was primarily composed of an increase in depreciation and amortization for assets acquired in the Peak and Cumulus II transactions.

Corporate Expenses

Corporate expense for the year ended December 31, 2014 increased $5.8 million, or 30.3%, as compared to the year ended December 31, 2013. The increase primarily consisted of an increase of $2.2 million in legal fees, which was the result of the April 18, 2013 dismissal of the Brill lawsuit, whereby we reversed $2.1 million of the remaining liability as a credit to legal fees in corporate expense on the consolidated statement of operations for the year ended December 31, 2013. Excluding the effect of the one-time reversal of legal expense corporate expense increased $3.7 million, or 17.5%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This is primarily a result of increased costs in salaries and benefits, from our continued investment in additional headcount to support the growth of our business and costs associated with being a public company.

Stock-based Compensation

The increase was primarily composed of a one-time, non-recurring, non-cash stock based compensation expense charge of approximately $37.6 million, recorded during the year ended December 31, 2014. This amount consisted of approximately $5.0 million with respect to the conversion of Class B units into shares of Class A common stock and Class B common stock, and approximately $32.6 million with respect to the options granted as a result of our IPO, which closed on July 29, 2014.

Transaction Costs

Transaction costs for the year ended December 31, 2014 decreased $1.8 million, or 89.2%, as compared to the year ended December 31, 2013. Transaction costs for the year ended December 31, 2013 primarily consisted of costs relating to our Peak and Cumulus II acquisitions, which closed in November 2013. Transaction costs for the year ended December 31, 2014 primarily consisted of costs relating to our WE Fest acquisition, which closed in November 2014.

Net (gain) loss on Sale of Assets

Loss on sale of assets for the year ended December 31, 2014 increased $0.1 million, or 350.0%, as compared to the year ended December 31, 2013. The change relates to a $0.2 million loss relating to the sale of land in Odessa, TX, which was partially offset by $0.1 million gain relating to proceeds received for the sale of a portion of land in Lubbock, Texas.

Other Expense

Interest Expense, net is the major component of other expense. Interest expense, net for the year ended December 31, 2014 increased $10.9 million, or 30.6%, as compared to the year ended December 31, 2013. The increase was primarily a result of the financings for the Peak and Cumulus II transactions. The table below illustrates the current year and prior year components of our interest expense, net.

	Year Ended December 31,
	2013	2014
($ in thousands)
Unsecured Senior Notes	$27,668	$35,286
Incremental Term Loans	5,353	6,191
Subordinated Notes	392	1,797
Capital loans and other	98	69
Loan origination cost	2,111	3,160
Interest income	(2)	(1)
Interest expense, net	$35,620	$46,502

Provision for income taxes

As a result of the LLC Conversion the Company recorded a net deferred income tax expense of $2.8 million relating to the differences in the basis of the assets and liabilities for accounting and income tax basis of the LLC entities which existed at the date of conversion. The $2.8 million has been charged to operations and is included in the income tax expense for year ended December 31, 2014.

The Company has recorded in its historical statements of operations for the year ended December 31, 2014 total income tax expense of $10.9 million, which is comprised of the foregoing $2.8 million of net deferred taxes recorded as of the date of the LLC Conversion and income taxes based on its operations for the period from the July 25, 2014 date of the LLC Conversion to December 31, 2014 of approximately $7.7 million of additional deferred income taxes. Additionally, the Company recorded approximately $0.4 million for Texas gross receipts tax.

Supplemental Pro Forma Net Revenue

For comparative purposes and to enable the reader to adequately compare prior year with current year results, the following discussion and tables present net revenue for Townsquare Media, pro forma for the Transactions disclosed in more detail in our consolidated financial statements contained elsewhere in this annual report. The following tables present our historical results, which include the results of the Transactions for the period after acquisition or divestiture, and add the results of the Transactions for the periods prior to acquisition or divestiture as if they had been a part of Townsquare Media from the first day of the period.

Year Ended December 31, 2012

($ in thousands)	Townsquare Media	Double O January 1 - February 28, 2012	Cumulus I January 1 - July 30, 2012	MMN January 1 - August 9, 2012	Peak	Cumulus II	Live Events Acquisitions	Divestitures	Townsquare Media Pro Forma for the Transactions
Local Advertising net revenue	$198,306	$1,335	$22,909	$—	$7,769	$71,314	$—	$(6,342)	$295,291
Live Events net revenue	13,633	51	335	—	200	985	20,203	(414)	34,993
Other Media and Entertainment net revenue	10,797	24	611	3,992	659	2,011	—	(186)	17,908
Net revenue	$222,736	$1,410	$23,855	$3,992	$8,628	$74,310	$20,203	$(6,942)	$348,192

Year Ended December 31, 2013

($ in thousands)	Townsquare Media	Peak Jan 1, 2013 - Nov 13, 2013	Cumulus II Jan 1, 2013 - Nov 13, 2013	Live Events Acquisitions	Divestitures	Townsquare Media Pro Forma for the Transactions
Local Advertising net revenue	$229,653	$7,075	$58,338	$—	$(2)	$295,064
Live Events net revenue	20,851	165	1,150	17,197	—	39,363
Other Media and Entertainment net revenue	18,074	565	2,003	—		20,642
Net revenue	$268,578	$7,805	$61,491	$17,197	$(2)	$355,069

The following table summarizes our pro forma net revenue:

	Year Ended December 31,
($ in thousands)	2012	2013	$ Change	% Change
Local Advertising net revenue	$295,291	$295,064	$(227)	(0.1)%
Live Events net revenue	34,993	39,363	4,370	12.5%
Other Media and Entertainment net revenue	17,908	20,642	2,734	15.3%
Net revenue	$348,192	$355,069	$6,877	2.0%

On a pro forma consolidated basis, net revenue for the year ended December 31, 2013 increased by $6.9 million, or 2.0%, as compared to the year ended December 31, 2012. The increase was primarily a result of a $4.4 million increase in Live Events net revenue and a $2.7 million increase in Other Media and Entertainment net revenue, partially offset by a decrease of $0.2 million in Local Advertising net revenue as further described below.

On a pro forma basis, Local Advertising net revenue for the year ended December 31, 2013 decreased by $0.2 million, or 0.1%, as compared to the year ended December 31, 2012. The decrease was primarily due to a $7.9 million decline in political Local Advertising revenue, offset by growth in network broadcast revenue and digital revenue at our local websites. Excluding political revenue, Local Advertising net revenue increased by $7.7 million, or 2.7%, as compared with the year ended December 31, 2012.

On a pro forma basis, Live Events net revenue for the year ended December 31, 2013 increased by $4.4 million, or 12.5%, as compared to the year ended December 31, 2012. The increase was primarily attributable to increases in the number, attendance and revenue per attendee of our live events.

On a pro forma basis, Other Media and Entertainment net revenue for the year ended December 31, 2013 increased $2.7 million, or 15.3%, as compared to the year ended December 31, 2012. The increase was primarily driven by strong growth within our digital marketing service and national digital assets.

Year Ended December 31, 2013

($ in thousands)	Townsquare Media	Peak Jan 1, 2013 - Nov 13, 2013	Cumulus II Jan 1, 2013 - Nov 13, 2013	Live Events Acquisitions	Divestitures	Townsquare Media Pro Forma for the Transactions
Local Advertising net revenue	$229,653	$7,075	$58,338	$—	$(2)	$295,064
Live Events net revenue	20,851	165	1,150	17,197	—	39,363
Other Media and Entertainment net revenue	18,074	565	2,003	—	—	20,642
Net revenue	$268,578	$7,805	$61,491	$17,197	$(2)	$355,069

Year Ended December 31, 2014

($ in thousands)	Townsquare Media	Live Events Acquisitions	Townsquare Media Pro Forma for the Transactions
Local Advertising net revenue	$302,648	$—	$302,648
Live Events net revenue	40,954	10,845	51,799
Other Media and Entertainment net revenue	30,290	—	30,290
Net revenue	$373,892	$10,845	$384,737

The following table summarizes our pro forma net revenue:

	Year Ended December 31,
($ in thousands)	2013	2014	$ Change	% Change
Local Advertising net revenue	$295,064	$302,648	$7,584	2.6%
Live Events net revenue	39,363	51,799	12,436	31.6%
Other Media and Entertainment net revenue	20,642	30,290	9,648	46.7%
Net revenue	$355,069	$384,737	$29,668	8.4%

On a pro forma consolidated basis, net revenue for the year ended December 31, 2014 increased by $29.7 million, or 8.4%, as compared to the year ended December 31, 2013. The increase was primarily a result of a $7.6 million increase in Local Advertising net revenue, a $12.4 million increase in Live Events net revenue and a $9.7 million increase in Other Media and Entertainment net revenue as further described below.

On a pro forma basis, Local Advertising net revenue for the year ended December 31, 2014 increased by $7.6 million, or 2.6%, as compared to the year ended December 31, 2013. This increase was primarily driven by an increase in political net revenue of $5.9 million and non-political net revenue of $1.7 million.

On a pro forma basis, Live Events net revenue for the year ended December 31, 2014 increased by $12.4 million, or 31.6%, as compared to the year ended December 31, 2013. The increase was primarily attributable to increases in the number, attendance and revenue per attendee of our live events.

On a pro forma basis, Other Media and Entertainment net revenue for the year ended December 31, 2014 increased by $9.7 million, or 46.7%, as compared to the year ended December 31, 2013. The increase was primarily driven by strong growth within our digital marketing service and national digital assets.

Liquidity and Capital Resources

	Year Ended December 31,
($ in thousands)	2012	2013	2014
Cash	$22,305	$45,647	$24,462
Cash provided by operating activities	19,847	26,204	45,262
Cash used in investing activities	(142,200)	(286,170)	(39,709)
Cash provided by (used in) financing activities	119,666	283,308	(26,738)
Net (decrease) increase in cash	$(2,687)	$23,342	$(21,185)

We fund our ongoing capital and working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, including funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months. As of December 31, 2014, the total amount of revolving credit capacity available to us was $15.0 million under our credit facilities. On October 31, 2014 we drew-down $10.0 million on our revolving credit facility to fund a portion of the consideration for the WE Fest acquisition. As of December 31, 2014, we had $532.5 million of outstanding indebtedness with annual debt service requirements of approximately $42.6 million. Our anticipated uses of cash in the near term include working capital needs, debt payments and other obligations, and capital expenditures. However, our ability to fund our working capital needs, debt payments and other obligations, capital expenditures, and to comply with the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, rapid changes in the highly competitive industry in which we operate and other factors, many of which are beyond our control.

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

Cash Flow

As of December 31, 2014, we had a total of $24.5 million of cash in our operating bank accounts that was not subject to principal market fluctuations. As of December 31, 2014, we had accounts receivable totaling $61.2 million from our customers who have historically evidenced an average collection cycle of 60 days.

Operating Activities

Cash flows provided by operating activities during the year ended December 31, 2012 were $19.8 million, primarily driven by $26.5 million in cash generated by operations, partially offset by a net decrease in our operating assets and liabilities of $6.7 million. This net decrease in operating assets and liabilities primarily consisted of: (i) a $7.5 million increase in accounts receivable, driven by an increase in business activity during the period as a result of our continued growth through our acquisitions, (ii) a decrease of $2.4 million in accounts payable and accrued expenses and other liabilities as a result of timing of payments, offset by, (iii) an increase of $5.8 million in accrued interest as a result of the restructuring of our debt with our bond offering in April 2012 and (iv) a decrease in other long-term liabilities of $2.5 million, primarily a result of payments made for legal fees in connection with a lawsuit.

Cash flows provided by operating activities for the year ended December 31, 2013 were $26.2 million, primarily driven by $27.6 million in cash generated by operations, partially offset by a net decrease in our operating assets and liabilities of $1.4 million. This net decrease in operating assets and liabilities primarily consisted of: (i) a $4.2 million increase in accounts receivable, driven by an increase in business activity during the period as a result of our continued growth through our acquisitions, (ii) a $5.2 million increase in prepaid expenses and other assets, driven by the increase in our live event business, offset by (iii) an increase of $5.5 million in accounts payable and accrued expenses and other liabilities as a result of timing of payments for employee bonuses, (iv) an increase of $3.4 million in accrued interest as a result of Transaction financings and (v) a decrease in other long-term liabilities of $0.9 million which primarily relates to the reversal of liabilities held for asset retirement obligations that no longer exist.

Cash flows provided by operating activities for the year ended December 31, 2014 were $45.3 million, primarily driven by $53.4 million in cash generated by operations and a net decrease in our operating assets and liabilities of $8.1 million. The net decrease in operating assets and liabilities primarily consisted of (i) an increase of $6.8 million in accounts receivable driven by an increase in business activity as a result of our acquisitions in late 2013, (ii) a decrease of $3.0 million in accounts payable and accrued expense and other current liabilities as a result of timing of payments, and (iii) a $1.7 million decrease in prepaid expenses primarily relating to our events business.

Investing Activities

Currently, our investing activities primarily relate to our continued investment in acquisitions which are consistent with our strategy to prudently invest in market leading media properties in small and mid-sized markets. Additionally, our investing activities include payments made for capital expenditures. Cash used in investing activities for the year ended December 31, 2012, 2013 and 2014 were $142.2 million, $286.2 million and $39.7 million, respectively. Cash used in investing activities relating to acquisitions for the year ended December 31, 2012, 2013 and 2014 were $133.8 million, $276.8 million and $26.1 million, respectively. Cash used in investing activities relating to capital expenditures for the year ended December 31, 2012, 2013 and 2014 were $9.9 million, $9.5 million and $13.5 million, respectively. In the future, we anticipate capital expenditures to be consistent with prior years and increase slightly year-over-year to support our continued growth and from required investments in our newly acquired markets. We believe that our capital structure provides adequate liquidity and scale for us to pursue and finance potential strategic acquisitions in the future.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2012 were $119.7 million, primarily consisting of $265.0 million of gross proceeds from our initial bond offering, where we used substantially all of the proceeds to repay our previously outstanding bank debt of $252.3 million. Additionally, we received $15.1 million in capital contributions from our members and $105.0 million in gross proceeds from our Incremental Term Loans in connection with the Cumulus I transaction. During the year ended December 31, 2012 we paid $13.0 million in fees relating to debt financing costs.

Cash flows used in financing activities for the year ended December 31, 2013 were $283.3 million, primarily consisting of $155.0 million of gross proceeds from our add-on bond offering, as well as $102.0 million in gross proceeds from the issuance of our Incremental Term Loans and $30.0 million in gross proceeds from our Senior PIK Notes, which were all issued in connection with the financing of the Cumulus II and Peak transactions. Additionally, during the year ended December 31, 2013 we paid $2.4 million in fees relating to debt financing costs, as well as $1.0 million of principal payments on our outstanding long-term debt.

On July 24, 2014, our shares began trading on the NYSE in connection with our IPO of 8,333,333 shares of common stock, at an offering price of $11.00 per share. We received proceeds from the IPO of $82.1 million, net of underwriting discounts and commissions of $6.4 million and offering expenses of $3.2 million. Subsequently, on August 15, 2014, the underwriters of our IPO partially exercised their option to purchase additional shares electing to purchase 590,000 shares of Class A common stock at the offering price of $11.00 per share. We recognized net incremental proceeds of approximately $6.0 million, net of underwriting discounts and commissions of $0.5 million. We used substantially all of the net proceeds, together with $37.0 million of cash on hand to repay $90.0 million of our Incremental Term Loans and $32.2 million of our Senior PIK Notes, representing the entire outstanding balance.

Cash flows used in financing activities for the year ended December 31, 2014 were $26.7 million and primarily consisted of (i) $88.1 million of net proceeds from our IPO, including the underwriters' over allotment shares, net of underwriters' fees and offering costs of $10.1 million, (ii) $123.7 million of debt repayments, (iii) $10.0 million of proceeds from the draw-down on our revolving credit facility to finance the WE Fest acquisition (iv) $0.4 million in fees relating to debt financing costs, (v) $0.5 million of equity distributions and (v) $0.2 million of repayments for our capitalized lease obligations.

We have historically serviced our debt obligations from funds generated from operating activities. We believe that our cash balance, together with our remaining revolver and cash generated by operating activities, will be sufficient to fund our operations, service our debt obligations and pursue our strategy in the future.

Financing Arrangements

Senior Secured Credit Facility

Townsquare Radio, a subsidiary of the Company, as borrower, is party to a Senior Secured Credit Facility with General Electric Capital Corporation, as administrative agent, and the lenders party thereto from time to time. Townsquare Radio has incurred $207.0 million of term loans under the Senior Secured Credit Facility (as amended, the “Senior Secured Credit Facility”). On July 11, 2014, we entered into an amendment to the Senior Secured Credit Facility that provides for up to $25.0 million of revolving extensions of credit outstanding at any time (including revolving loans, swingline loans and letters of credit). On October 31, 2014 we borrowed $10.0 million on our revolving credit to finance the WE Fest acquisition. As of December 31, 2014 we have $15.0 million remaining on our revolving credit facility. On July 29, 2014 we used substantially all of the net proceeds from our IPO, together with $37.0 million of cash on hand to repay $90.0 million of the term loans under the Senior Secured Credit Facility, leaving a remaining balance of $111.2 million as of December 31, 2014.

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

We do not expect to make any excess free cash flow prepayments in 2015 or 2016.

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

As of December 31, 2014, we were in compliance with the covenants contained in our Senior Secured Credit Facility.

9.00% Unsecured Senior Notes Due 2019

On April 4, 2012, Townsquare Radio and Townsquare Radio, Inc. (together, the “Issuers”) issued $265.0 million aggregate principal amount of 9.00% Unsecured Senior Notes Due 2019 pursuant to an indenture among the Issuers, the guarantors signatory thereto and Wilmington Trust, National Association, as trustee. On November 14, 2013, the Issuers issued an additional $145.9 million aggregate principal amount of the Notes pursuant to the indenture. The Notes are general senior obligations of the Issuers and are guaranteed by certain of the Issuers’ restricted subsidiaries that guarantee other indebtedness of the Issuers or guarantors, including the Senior Secured Credit Facility.

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

On March 2, 2015, we delivered a conditional notice of redemption to the trustee of the Notes. The Notice calls for the redemption of the remaining $410.9 million aggregate principal amount of the Notes on April 1, 2015 and is conditioned on the completion of our refinancing transactions, which are expected to include a new senior secured credit facility and an offering of new unsecured senior notes, which together will refinance our existing senior secured credit facility and the Notes (the “Refinancing Transactions”). The redemption price for the Notes is 106.750% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date, in accordance with the provisions of the indenture governing the Notes. There can be no assurance that the Refinancing Transactions will be completed as contemplated or at all. In the event the Refinancing Transactions are not completed as contemplated, the Notes will not be redeemed.

Contractual Obligations and Commitments

The below table reflects our estimated contractual obligations and other commercial commitments as of December 31, 2014.

	Payments due by period
	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years	Total
Unsecured Senior Notes	$—	$—	$410,900	$—	$410,900
Revolving credit facility	—	10,000	—	—	10,000
Incremental Term Loans	1,135	2,270	107,759	—	111,164
Capitalized obligations	158	251	—	—	409
Interest payments (1)	41,462	82,775	56,596	—	180,833
Significant contracts (2)	6,323	12,805	—	—	19,128
Operating leases	9,605	16,482	11,597	12,620	50,304
Total contractual cash obligations	$58,683	$124,583	$586,852	$12,620	$782,738

(1) The interest amounts related to our existing Notes, term loan facilities and revolver and represent an annual amount estimated based on interest rates in effect as of December 31, 2014.
(2) Significant contracts primarily relate to our agreements with Nielsen, the radio broadcast industry’s principal ratings service, which will be paid in accordance with the agreements through October 2018.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our financial condition and results of operations.

Critical Accounting Policies and Estimates

The preparation of our annual consolidated financial statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent items. Actual results could differ significantly from those estimates. The following discussion addresses the more critical accounting policies. These policies are important to the presentation of our operating results and financial position and require significant judgment or the use of estimates.

Revenue Recognition

Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Net revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Live event revenue and other non-broadcast advertising revenue are recognized as events are conducted. Internet revenue is derived primarily from the sale of internet-based advertising campaigns to local and national advertisers and is recognized over the duration of the campaigns.

Allowance for Doubtful Accounts

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects our best estimate of the accounts that will not be collected. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our general allowance including historical data, experience, customer types, creditworthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of those or other factors expected to affect collectability. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

Intangible Assets

We consider our FCC licenses to be indefinite lived intangibles. We evaluate our FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We evaluate the fair value of our FCC licenses at the unit of account level and have determined that the geographic market is the appropriate unit of accounting. We determine the fair value of our FCC licenses using an income-based approach.

We evaluate our goodwill for impairment at least on an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Acquisitions and Business Combinations

The Company accounts for its business acquisitions under the purchase method of accounting in accordance with ASC, Business Combination Topic 805. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amounts assigned to identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, liabilities may be established in the Company’s consolidated balance sheet related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. The Company evaluates these reserves on a regular basis to determine the adequacies of the amounts.

This standard requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date’s fair value with limited exceptions and changes in the accounting treatment for certain specific items, including:

•	acquisition costs are generally expensed as incurred; and

•	noncontrolling interests (previously referred to as “minority interests”) are valued at fair value at the acquisition date.

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

Income Taxes

Prior to our IPO, for income tax purposes we were comprised of limited liability entities, which were not subject to federal and certain state income taxes at the entity level and Townsquare Media, 2010, Inc., formerly known as Townsquare Media, Inc. ("TMI") a corporation whose operations were subject to income taxes at the company level. Upon completion of the IPO and the conversion of the parent entity into a corporation (the “LLC Conversion”) all of our operations became subject to income taxes at the corporation level. Accordingly the statements of operations for the periods prior to the LLC Conversion only reflect the income tax effect of the operations of TMI. In connection with the LLC Conversion as of July 25, 2014, we are a C corporation for federal and state income tax purposes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

We evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized.

We follow the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 clarifies that accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. We applied the uncertain tax position guidance in ASC Topic 740 to all tax positions for the years 2011 through 2014, which are the years for which the statue of limitations currently remains open. Our policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. We did not identify any material uncertain tax positions as a result of the application of this standard.

Contingencies and Litigation

On an ongoing basis, we evaluate our exposure related to contingencies and litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss that is expected to be material to our operations or financial results or are probable but not estimable.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires a performance target that affects vesting and that can be achieved after the requisite service period to be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and can be applied either prospectively to new or modified awards or retrospectively to awards outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. We have not yet selected a transition method and are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
This guidance is consistent with our present practice and, accordingly, is not expected to have an impact on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We are currently assessing the future impact of ASU No. 2014-08 on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We are currently assessing the potential impact of ASU No. 2014-09 on our financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

As of December 31, 2014 we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing Notes.

As of December 31, 2014 we were subject to market risk from exposure to changes in interest rates under our existing Incremental Term Loans. Our primary interest rate exposure as of December 31, 2014 was due to interest rate fluctuations, specifically the impact of LIBOR interest rates on our variable rate borrowings. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

Item 8. Financial Statements and Supplementary Data

The information in response to this item is included in our consolidated financial statements, together with the report thereon of McGladrey LLP, beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Report of Management on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting, regarding our internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2015 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission within 120 days of our fiscal year end (the “2015 Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our 2015 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our 2015 Proxy Statement.

Item 15. Exhibits, Financial Statement Schedules

(a) (1)-(2) Financial Statements. The financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements appearing on page F-1 of this annual report on Form 10-K are filed as a part of this report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are not applicable.

2.1†¥
Asset Purchase and Exchange Agreement, dated as of April 28, 2012, among Townsquare Radio, LLC, Townsquare Media of Bloomington, Inc., Townsquare Media of Peoria, Inc. and companies set forth as Townsquare Purchasers on the signature page thereto and Cumulus Media Inc., Cumulus Broadcasting LLC, Cumulus Licensing LLC, Citadel Broadcasting Company and Radio License Holding CBC, LLC

2.2†¥	Asset Purchase and Exchange Agreement, dated as of August 30, 2013, among Townsquare Radio, LLC, on the one hand, and Cumulus Media Holdings Inc., Cumulus Broadcasting LLC and Cumulus Licensing LLC

2.3†¥
Asset Purchase Agreement, dated as of August 30, 2013, among Townsquare Radio, LLC and Cumulus Media Holdings Inc., Cumulus Broadcasting LLC, Cumulus Licensing LLC, Citadel Broadcasting Company and Radio License Holding CBC, LLC

2.4**	Form of Plan of Conversion of Townsquare Media, LLC

3.1**	Certificate of Incorporation of Townsquare Media, Inc.

3.2**	Bylaws of Townsquare Media, Inc.

4.1**	Indenture, dated as of April 4, 2012, by and among Townsquare Radio, LLC, Townsquare Radio, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee

4.2**
Third Supplemental Indenture, dated as of February 19, 2014, by and among Townsquare Radio, LLC, Townsquare Radio, Inc., the guarantors party thereto and Wilmington Trust, National Association, as Trustee

4.3***
Warrant Agreement, dated as of July 25, 2014, by and among Townsquare Media, Inc., the persons set forth on Schedule I thereto, and any other registered holders of the Warrant Certificates (as defined therein) from time to time party thereto.

10.1**
Credit Agreement, dated as of April 4, 2012, by and among Townsquare Radio, LLC, Townsquare Radio Holdings, LLC, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and the lenders party thereto

10.2**
Amendment No. 1 to Credit Agreement, dated as of November 7, 2012, by and among Townsquare Radio, LLC, Townsquare Radio Holdings, LLC, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and the lenders party thereto

10.3**
Amendment No. 2 to Credit Agreement, dated as of August 30, 2013, by and among Townsquare Radio, LLC, Townsquare Radio Holdings, LLC, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, and the lenders party thereto

10.4**
Amendment No. 3 to Credit Agreement, dated as of July 11, 2014, by and among Townsquare Radio, LLC, Townsquare Radio Holdings, LLC, General Electric Capital Corporation, as Administrative Agent, and the lenders party thereto.

10.5**	Selldown Agreement

10.6**	2014 Omnibus Incentive Plan

10.7**	Form of Option Grant Agreement
10.8**	Form of Option Grant at IPO

10.9**	Form of Indemnification Agreement

10.10***	Plan of Conversion, dated as of July 25, 2014, by and among Townsquare Media, LLC, OCM POF AIF GAP Holdings, L.P. and OCM PF/FF Radio Holdings PT, L.P.

10.12***
Second Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto.

10.13***
Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Scott Schatz and Dhruv Prasad.

21.1**	List of Subsidiaries of Townsquare Media, LLC

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Previously filed as an exhibit to our Registration Statement No. 333-197002 on Form S-1, as amended

*** Previously filed as an exhibit to our Form 8-K filed on July 31, 2014

¥ Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.

(b) Exhibits. See Exhibits above.

(c) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2015.

TOWNSQUARE MEDIA, INC.
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Steven Price	Chairman and Chief Executive Officer	March 16, 2015
Steven Price	(Principal Executive Officer)

/s/ Stuart Rosenstein	Executive Vice President and Chief Financial Officer	March 16, 2015
Stuart Rosenstein	(Principal Financial Officer)

/s/ Linda Lie	Vice President	March 16, 2015
Linda Lie	and Chief Accounting Officer

/s/ B. James Ford	Director	March 16, 2015
B. James Ford

/s/ Gary Ginsberg	Director	March 16, 2015
Gary Ginsberg

/s/ Stephen Kaplan	Director	March 16, 2015
Stephen Kaplan

/s/ David Lebow	Director	March 16, 2015
David Lebow

/s/ David Quick	Director	March 16, 2015
David Quick

/s/ Amy Miles	Director	March 16, 2015
Amy Miles

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Townsquare Media, Inc., are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Townsquare Media, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Townsquare Media, Inc. and subsidiaries as of December 31, 2013 and 2014, and the related consolidated statements of operations, stockholders' and members’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of Townsquare Media, Inc. and subsidiaries listed in Item 15(a).These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Townsquare Media, Inc. and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ McGladrey LLP

New York, NY
March 16, 2015

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and per Share Data)

	December 31, 2013	December 31, 2014
ASSETS
Current assets:
Cash	$45,647	$24,462
Accounts receivable, net of allowance of $2,914 and $3,350, respectively	56,994	61,151
Prepaid expenses and other current assets	8,298	7,553
Total current assets	110,939	93,166

Property and equipment, net	96,294	96,247
Intangible assets, net	501,899	505,839
Goodwill	217,150	242,300
Deferred financing costs, net	12,357	9,636
Investments	234	484
Other assets	330	413
Total assets	$939,203	$948,085

LIABILITIES AND STOCKHOLDERS’ AND MEMBERS' EQUITY
Current liabilities:
Accounts payable	$8,640	$6,747
Current portion of long-term debt	2,186	1,293
Deferred revenue	9,396	14,299
Accrued expenses and other current liabilities	22,820	21,339
Accrued interest	9,411	9,245
Total current liabilities	52,453	52,923
Long-term debt, less current portion, (inclusive of bond premium of $8,898 and $7,203, respectively)	651,286	538,383
Deferred tax liabilities	—	11,644
Other long-term liabilities	933	973
Total liabilities	704,672	603,923
Commitments and contingencies (See Note 10)
Stockholders’ and members' equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized and 9,457,242 shares issued and outstanding at December 31, 2014	—	95
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized and 3,022,484 shares issued and outstanding at December 31, 2014	—	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized and 4,894,480 shares issued and outstanding at December 31, 2014	—	49
Total common stock	—	174
Additional paid-in capital	—	351,984
Retained earnings (deficit)	—	(8,439)
Controlling interest	234,039	—
Non-controlling interest	492	443
Total liabilities and stockholders’ and members' equity	$939,203	$948,085
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Years Ended December 31,
	2012	2013	2014

Net revenue	$222,736	$268,578	$373,892
Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	154,566	187,148	253,440
Depreciation and amortization	14,824	15,189	16,878
Corporate expenses	16,287	19,190	24,996
Stock-based compensation	—	—	37,739
Transaction costs	1,782	2,001	217
Change in fair value of contingent consideration	—	(1,100)	—
Net loss (gain) on sale of assets	123	(36)	90
Total operating costs and expenses	187,582	222,392	333,360
Operating income	35,154	46,186	40,532

Other expenses:
Interest expense, net	28,291	35,620	46,502
Other expense, net	123	115	111
Income (loss) before income taxes	6,740	10,451	(6,081)
Provision for income taxes	340	340	10,872
Net income (loss)	$6,400	$10,111	$(16,953)
Net income (loss) attributable to:
Controlling interests	$6,400	$10,061	$(17,372)
Non-controlling interests	—	50	419
Net loss per share:
Basic			$(1.41)
Diluted			$(1.41)
Weighted average shares outstanding:
Basic			12,013
Diluted			12,013
Pro forma C Corporation data (unaudited):
Historical income (loss) before income taxes	$6,740	$10,451	$(6,081)
Pro forma income tax expense (benefit)	2,656	4,118	(2,396)
Pro forma net income (loss)	$4,084	$6,333	$(3,685)

Pro forma net income (loss) per share:
Basic	$0.57	$0.84	$(0.31)
Diluted	$0.25	$0.37	$(0.31)
Weighted average shares outstanding:
Basic	7,132	7,569	12,013
Diluted	16,253	17,078	12,013
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS' EQUITY
(in Thousands, except Share Data)

	Number of Units Outstanding				Shares of Common Stock
	Class A	Class A	Class B		Class A	Class B	Class C
	Preferred Units	Common Units	Common Units	Warrants	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Controlling Interest in Predecessor LLC	Non-Controlling Interest	Total
Balance at January 1, 2012	38,855,681	38,855,681	9,725,650	11,517,773	—	—	—	—	$—	$—	$—	$186,131	$—	$186,131
Net income	—	—	—	—	—	—	—	—	—	—	—	6,400	$—	6,400
Issued	—	—	529,700	—	—	—	—	—	—	—	—	—	—	—
Forfeited	—	—	(464,500)	—	—	—	—	—	—	—	—	—	—	—
Capital contribution from members	1,398,921	1,398,921	—	4,091,987	—	—	—	—	—	—	—	15,100	—	15,100
Equity issued in respect of Double O acquisition	96,506	96,506	—	—	—	—	—	—	—	—	—	265	—	265
Non-controlling interest in Mountain Jam, LLC	—	—	—	—	—	—	—	—	—	—	—	—	420	420
Non-controlling interest in Taste of Country Productions, LLC	—	—	—	—	—	—	—	—	—	—	—	—	22	22
Balance at December 31, 2012	40,351,108	40,351,108	9,790,850	15,609,760	—	—	—	—	$—	$—	$—	$207,896	$442	$208,338
Net income	—	—	—	—	—	—	—	—	—	—	—	$10,061	$50	$10,111
Issued	—	—	218,500	—	—	—	—	—	—	—	—	$—	$—	$—
Forfeited	—	—	(301,550)	—	—	—	—	—	—	—	—	$—	$—	$—
Equity issued in respect of Peak acquisition	1,204,597	1,204,597	—	1,377,801	—	—	—	—	—	—	—	$16,241	$—	$16,241
Units repurchase and held in Treasury	—	—	—	—	—	—	—	—	—	—	—	$(159)	$—	$(159)
Balance at December 31, 2013	41,555,705	41,555,705	9,707,800	16,987,561	—	—	—	—	$—	$—	$—	$234,039	$492	$234,531

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ AND MEMBERS' EQUITY (continued)
(in Thousands, except Share Data)

	Number of Units Outstanding				Shares of Common Stock
	Class A	Class A	Class B		Class A	Class B	Class C
	Preferred Units	Common Units	Common Units	Warrants	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Controlling Interest in Predecessor LLC	Non-Controlling Interest	Total
Balance at December 31, 2013	41,555,705	41,555,705	9,707,800	16,987,561	—	—	—	—	$—	$—	$—	$234,039	$492	$234,531
Net (loss) income	—	—	—	—	—	—	—	—	—	—	(30,167)	12,795	419	(16,953)
Issued	—	—	527,500	—	—	—	—	—	—	—	—	—	—	—
Forfeited	—	—	(102,355)	—	—	—	—	—	—	—	—	—	—
Conversion from LLC to Corporation	(41,555,705)	(41,555,705)	(10,132,945)	(16,987,561)	433,909	3,022,484	4,894,480	—	84	225,022	21,728	(246,834)	—
Issuance of warrants to purchase class A shares conversion	—	—	—	—	—	—	—	9,508,878	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, including underwriters' over allotment shares	—	—	—	—	8,923,333	—	—	—	89	98,068	—	—	—	98,157
Offering costs	—	—	—	—	—	—	—	—	—	(3,219)	—	—	—	(3,219)
Underwriters' fees	—	—	—	—	—	—	—	—	—	(6,871)	—	—	—	(6,871)
Stock-based compensation	—	—	—	—	—	—	—	—	—	37,739	—	—	—	37,739
Cash distribution	—	—	—	—	—	—	—						(468)	(468)
Issuance of common stock in connection with WE Fest acquisition	—	—	—	—	100,000	—	—	—	1	1,245	—	—		1,246
Balance at December 31, 2014	—	—	—	—	9,457,242	3,022,484	4,894,480	9,508,878	$174	$351,984	$(8,439)	$—	$443	$344,162
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Years Ended December 31,
	2012	2013	2014
Cash flows from operating activities:
Net income (loss) attributable to:
Controlling interests	$6,400	$10,061	$(17,372)
Non-controlling interests	—	50	419
Net income (loss)	$6,400	$10,111	$(16,953)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,824	15,189	16,878
Amortization of deferred financing costs	2,605	2,111	3,161
Deferred income tax expense	—	—	10,507
Provision for doubtful accounts	1,429	8	1,903
Stock-based compensation expense	—	—	37,739
Non-cash interest expense	1,015	170	101
Loss on derivative instruments	129	1	—
Net loss (gain) on sale of assets	123	(36)	90
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,514)	(4,202)	(6,757)
Prepaid expenses and other assets	(36)	(5,183)	1,747
Accounts payable	(106)	385	(2,086)
Accrued expenses	(2,335)	5,140	(941)
Accrued interest	5,842	3,449	(166)
Other long-term liabilities	(2,529)	(939)	39
Net cash provided by operating activities	19,847	26,204	45,262
Cash flows from investing activities:
Payments for acquisitions, net of cash received	(133,776)	(276,799)	(26,076)
Acquisition of intangibles	(256)	—	(510)
Proceeds from insurance settlement	181	—	—
Purchase of investments	(234)	—	—
Purchase of property and equipment	(9,894)	(9,526)	(13,531)
Proceeds from sale of assets	1,779	155	408
Net cash used in investing activities	(142,200)	(286,170)	(39,709)
Cash flows from financing activities:
Proceeds from initial public offering, including underwriters' overallotment shares	—	—	98,157
Offering costs	—	—	(3,219)
Underwriters' fees	—	—	(6,871)
Repayment of long-term debt	(252,274)	(1,020)	(123,746)
Capital contributions from members	15,100	—	—
Proceeds from issuance of unsecured senior notes	265,000	155,019	—
Debt financing costs	(13,023)	(2,388)	(440)
Proceeds from issuance of incremental term loans	105,000	102,000	10,000
Proceeds from issuance of Senior PIK Notes	—	30,000	—
Units repurchased	—	(159)	—
Cash distribution to non-controlling interest	—	—	(468)
Repayments of capitalized obligations	(137)	(144)	(151)
Net cash provided by (used in) financing activities	119,666	283,308	(26,738)
Net (decrease) increase in cash	(2,687)	23,342	(21,185)
Cash:
Beginning of period	24,992	22,305	45,647
End of period	$22,305	$45,647	$24,462
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)

	Years Ended December 31,
	2012	2013	2014
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$19,757	$31,392	$43,361
Income taxes	236	493	446
Barter transactions:
Barter revenue - included in broadcasting revenue, net	8,020	9,296	13,065
Barter expense - included in direct operating expenses	7,506	8,542	11,984

Equity issued in respect of Double O acquisition	265	—	—
Fair value of contingent consideration in respect of MMN acquisition	1,100	—	—
Equity issued in respect of Peak acquisition	—	16,241	—
Common stock issued in respect of WE Fest acquisition	—	—	1,246
Allocation of business acquisition to non-controlling interest:
Mountain Jam	420	—	—
Taste of Country Productions, LLC	22	—	—
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of Business

On July 25, 2014, Townsquare Media, LLC a Delaware limited liability company organized in 2010, converted to Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," "Townsquare," "Townsquare Media," or "Ultimate Parent"). An indirect, wholly owned subsidiary of Townsquare, Townsquare Radio, LLC, together with Townsquare Radio, Inc., are the co-borrowers under the Senior Credit Facility and co-issuers of our 9.00% Unsecured Senior Notes due in 2019 (the "Notes"). Unless the context requires otherwise, references in this annual report to the "borrower" and "Townsquare Radio" relate to Townsquare Radio, LLC.

Nature of Business

The Company is an integrated and diversified media and entertainment and digital marketing services company that owns and operates market leading radio stations, digital and social properties and live events in small and mid-sized markets across the United States, delivering national scale and expertise to the communities it serves on a local level. As of December 31, 2014, the Company owned and operated 311 radio stations, over 325 search engine and mobile-optimized local websites and approximately 500 live events serving 66 small and mid-sized U.S. markets, making the Company the third largest owner of radio stations in the United States by number of radio stations owned.  The Company supplements its local offerings with the nationwide reach of its owned, operated and affiliated music and entertainment websites, which, on a combined basis, attracted the largest audience among music-focused digital advertising networks as of December 2014 as well as certain larger scale live events.  Funds managed by Oaktree Capital Management are the Company’s largest equity holder.

Initial Public Offering

On July 24, 2014, the Company's shares began trading on the New York Stock Exchange ("NYSE") in connection with its initial public offering, ("IPO"), of 8,333,333 shares of common stock, at an offering price of $11.00 per share. Immediately following the offering the Company had 8,767,242 shares of Class A common stock, 3,022,484 shares of Class B common stock and 4,894,480 shares of Class C common stock outstanding as well as 9,508,878 shares of Class A common stock issuable upon the exercise of warrants at a de minimis price per share.  The foregoing share totals include 186,922 shares of Class A common stock and 267,624 shares of Class B common stock granted to certain members of management in exchange for equity compensation arrangements previously outstanding prior to the conversion to a Delaware corporation.  The foregoing share totals exclude 3,082,298 of Class A common stock and 3,876,040 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $11.00 and $11.48 per share. The Company's shares are traded on NYSE under the symbol "TSQ." The Company received proceeds from the IPO of $82.1 million, net of underwriting discounts and commissions of $6.4 million and offering expenses of $3.2 million. Offering expenses incurred as of December 31, 2014 were recorded as a reduction in paid-in capital.

On August 15, 2014, the underwriters of the Company's IPO partially exercised their option to purchase additional shares electing to purchase 590,000 shares of Class A common stock at the offering price of $11.00 per share. The Company recognized net incremental proceeds of approximately $6.0 million, net of underwriting discounts and commissions of $0.5 million.

Additionally, in connection with the IPO, Townsquare Media, LLC converted into a Delaware corporation and was renamed Townsquare Media, Inc. (the “LLC Conversion”). Pursuant to the conversion, each unit and warrant to purchase units of Townsquare Media, LLC was exchanged for a number of shares of Class A, Class B or Class C common stock, of Townsquare Media Inc. and warrants to purchase shares of Class A common stock of Townsquare Media, Inc. The conversion was structured to retain the relative equity interests of each of the respective equityholders of Townsquare Media, LLC in Townsquare Media, Inc.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements are presented post-conversion as Townsquare Media, Inc.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Segment Reporting: Operating segments are organized internally by type of products and services provided. The Company has aggregated similar operating segments into two reportable segments, which are Local Advertising and Live Events. The Company reports the remainder of its business in an Other Media and Entertainment category. The Company's Local Advertising segment provides advertising via broadcast and digital delivery within our local markets. The Company's Live Events segment consists primarily of the Company's in-market events and concerts and out-of-market festivals. The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measurement of performance.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk is limited due to the large number of customers comprising the Company’s customer base and their dispersion across several different geographic areas of the country.

Cash: The Company maintains its cash balances at large financial institutions throughout the United States. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable and Allowance for Doubtful Accounts: The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the accounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance including historical data, experience, customer types, creditworthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

Property and Equipment: Property and equipment are stated at cost. Property and equipment acquired in a business combination are recorded at their estimated fair value at the date of acquisition under the purchase method of accounting. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense on property and equipment is determined on a straight-line basis. The estimated useful lives for depreciation are as follows:

Property Type	Depreciation Period in Years
Buildings and improvements	10 to 39 years
Broadcasting equipment	3 to 20 years
Computer and office equipment	3 to 5 years
Furnitures and fixtures	5 to 10 years
Transportation equipment	5 years
Software development costs	1 to 2 years
Leasehold improvements	Shorter of their useful life or remaining term

Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts and any loss or gain is recognized in other expense in the consolidated statements of operations.

Software Development Costs: As of December 31, 2012, 2013 and 2014, the Company had capitalized $2.5 million, $2.8 million and $3.5 million (net of accumulated amortization of $1.3 million, $1.0 million and $0.3 million), respectively, in accordance with Accounting Standards Codification (“ASC”) Topic 985, Software. Costs incurred for software development prior to technological feasibility are expensed in the period incurred. Once technological feasibility is reached, which is generally at the point of time of the completion of a working model, development costs are capitalized until the product is ready for general release. Software development costs consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the development and localization of products and services.

Acquisitions and Business Combinations: The Company accounts for its business acquisitions under the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amounts assigned to identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

This standard requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date’s fair value with limited exceptions and changes the accounting treatment for certain specific items, including:

•	Acquisition costs are generally expensed as incurred;

•	Noncontrolling interests are valued at fair value at the acquisition date; and

•	Restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date.

Intangible Assets: Intangible assets consist principally of FCC broadcast licenses and goodwill, which have been recorded at their estimated fair value as of the date of acquisition.

FCC Broadcast Licenses: FCC broadcast licenses have an indefinite useful life and therefore are not amortized. Costs associated with other definite-lived intangible assets are being amortized using the straight-line method over the term of the related agreements, which range from 1 to 39 years.

The Company evaluates the fair value of its FCC licenses at the unit of account level. Each market's broadcasting licenses are combined into a single unit of accounting for purposes of testing for impairments. The Company has determined that the geographic market is the appropriate unit of accounting. The Company evaluates

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

its FCC licenses for impairment as of December 31, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company determines the fair value of its FCC licenses using an income approach. This income approach attempts to isolate the local advertising income that is attributable to FCC licenses at the unit of account level. The fair value is calculated by estimating and discounting the cash flows that a typical market participant would assume could be available from similar radio stations operated as part of a group of commonly owned radio stations in a similar sized geographic radio market. The Company believes this method of valuation provides the best estimate of the fair value of the FCC licenses. The Company did not utilize a market approach as transactions involving FCC licenses are frequently private transactions that are highly dependent on the collection of assets with limited disclosure. The cost approach is not applicable as FCC licenses are not able to be re-created or duplicated. There was no impairment at December 31, 2012, 2013 and 2014.

For purposes of testing the carrying value of the Company’s FCC licenses for impairment, the fair value of FCC licenses for each geographic market contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry information within each market. These variables would include, but are not limited to: (1) forecasted revenue growth rates for each geographic market; (2) profit margin for the market; (3) estimated capital expenditures and working capital requirements during the projection period; (4) risk-adjusted discount rate; and (5) expected growth rates in perpetuity to estimate terminal values. These variables are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses. If the carrying amount of the FCC licenses is greater than its estimated fair value in a given geographic market, the carrying amount of the FCC license is reduced to its estimated fair value and this reduction may have a material impact on the Company’s consolidated financial condition and results of operations.

Goodwill: The purchase method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. Under the provisions of ASC Topic 350, Intangibles—Goodwill and Other, goodwill is not amortized, but is reviewed for impairment at least on an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has determined that there are three reporting units with goodwill. The most material, the Local Advertising operating segment is comprised of the components representing the local advertising businesses of all geographic markets, which are aggregated into one reporting unit for testing. Other reporting units tested for goodwill impairment include national events, which includes acquired festivals and other national events businesses, that are a component of the Live Events operating segment and the national digital assets which are a component of the Other Media and Entertainment operating segment.

Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. For purposes of testing the carrying value of the Company's goodwill for impairment, the fair value of goodwill for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry information. These variables would include, but are not limited to: (1) forecasted revenue growth rates; (2) profit margin; (3) estimated capital expenditures and working capital requirements during the projection period; (4) risk-adjusted discount rate; and (5) expected growth rates in perpetuity to estimate terminal values. These variables are susceptible to changes in estimates, which could result in significant changes to the fair value of the goodwill in any component within the reporting unit.

The Company also performed a reasonableness test on the fair value results for goodwill by comparing the carrying value of the Company's assets to the Company's enterprise valued based on its market capitalization. The Company determined the results were reasonable.

If the carrying value of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Impairment losses, if any, are reflected in operating income or loss in the consolidated statements of operations for the period in which such losses are recognized.

The Company has selected December 31st as the annual valuation date. The valuations conducted as of December 31, 2012, 2013 and 2014 did not result in any goodwill impairment.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs: Deferred financing costs related to the issuance of debt are capitalized and are amortized over the life of the respective debt instrument using the straight line method which is materially consistent to using the effective interest method. The amortization of these costs is recorded as interest expense, net in the consolidated statements of operations.

Impairment of Long-Lived Assets: Long-lived assets (including property, equipment and intangible assets subject to amortization) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset group. If it were determined that the carrying amount of an asset was not recoverable, an impairment loss would be recorded. The Company determines the fair value of its long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. The fair value of assets held for sale is determined in the same manner as described for assets held and used. There was no impairment at December 31, 2012, 2013 and 2014.

Self-Insurance Liabilities: The Company is self-insured for medical liability. In addition, the Company has stop loss coverage in excess of certain defined limits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering claims experience, severity factors and other assumptions. For any legal costs expected to be incurred in connection with a loss contingency, the Company recognizes the expense as incurred.

Asset Retirement Obligations: Under the provisions of current accounting guidance ASC 410, Asset Retirement and Environmental Obligations, the Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value can be reasonably estimated. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company settles the obligation for its recorded amount and records a gain or loss upon settlement. The obligation for equipment removal at the end of the lease term as of December 31, 2012, 2013 and 2014 was $0.9 million, $0.9 million and $0.9 million which is included in other long-term liabilities in the consolidated balance sheets.

Revenue Recognition: Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Net revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Live events revenue and other non-broadcast advertising revenue are recognized as events are conducted. Deferred revenue consists primarily of advance ticket sales on events scheduled to take place at dates in the future. Internet revenue is derived primarily from the sale of internet-based advertising campaigns to local and national advertisers and is recognized over the duration of the campaigns.

Barter Transactions: Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions are recognized when advertisements are broadcast. Merchandise or services received are charged to expense when received or utilized. If merchandise or services are received prior to the broadcast of the advertising, a liability is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded.

Local Marketing Agreements: At times, the Company enters into local marketing agreements (“LMA”) in connection with the purchase or sale of radio stations. In most cases, an LMA is in effect from the signing of the acquisition agreement or shortly thereafter, through the closing date of the purchase or sale. Generally, under the contractual terms of an LMA, the buyer agrees to furnish the programming content for and provide other services to the radio stations and in return, receives the right to sell and broadcast advertising on the radio station and collect receipts for such advertising. During the period the Company operates radio stations under LMAs for the purchase of a radio station, the Company recognizes revenue and expenses for such radio stations in the same manner as for owned radio stations and includes such revenue and expenses related to such radio stations in operations since the effective dates of the LMAs.

At December 31, 2012, 2013 and 2014, the Company did not own any radio stations that were operated by others under an LMA, but did operate one non-owned radio station under an LMA for the year ended December 31, 2012 and operated two non-owned radio stations for the years ended December 31, 2013 and 2014. The total net revenue

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

for the contractual portion of the LMA of the radio station(s) and its total expenses for the contractual portion of the LMA were immaterial.

Music Licensing: The Company has agreements with Broadcast Music, Inc. (“BMI”) and American Society of Composers, Authors and Publishers (“ASCAP”). In January 2010, the Radio Music Licensing Committee (the “RMLC”), of which the Company is a participant, filed motions in the New York courts against BMI and ASCAP on behalf of the radio industry, seeking interim fees and a determination of fair and reasonable industry-wide license fees. During 2010, the courts approved reduced interim fees for ASCAP and BMI.

In January 2012, ASCAP and the RMLC entered into a settlement agreement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. This settlement also included a credit for fees previously paid in 2010 and 2011, with such fees to be credited over the remaining period of the contract. In connection with the ASCAP settlement, the Company has received approximately $0.2 million, $0.3 million and $0.3 million of credits during the year ended December 31, 2012, 2013 and 2014, respectively, and is expected to receive an additional $0.6 million of credits through December 31, 2016.

Additionally, in June 2012, BMI and the RMLC entered into a settlement agreement that was approved by the court and covers the period from January 1, 2010 through December 31, 2016. The agreement concerned fees payable by the U.S. commercial radio industry to perform more than 7.5 million musical works in the BMI repertoire through 2016. The agreement ended the ongoing Federal Court litigation and provided for a reduction in industry fees, a return to a revenue-based fee structure and expanded coverage to accommodate the radio industry’s evolving distribution platforms including, websites, smart phones and other wireless devices. The Company received a total credit of $1.3 million during the year ended December 31, 2012 in connection with the settlement with BMI. No additional credits are expected for future periods.

Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose estimated fair values for its financial instruments. Management has reviewed its cash, accounts receivable, other current assets, accounts payable and accrued expenses and has determined that their carrying values approximate their fair value due to the short maturity of these instruments. The fair value of the Company’s long-term debt is disclosed in Note 6.

Fair Value Measurements: ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

The fair value framework under ASC 820 provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

•	Level 1: Inputs are quoted prices (unadjusted) in active markets for identified assets or liabilities that the Company has the ability to access at the measurement date.

•
Level 2: Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 assets include quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets that are not active; and inputs other than quoted prices that are observable such as models.

•
Level 3: Inputs are unobservable inputs for the asset or liability. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

Advertising and Promotion Costs: Costs of media advertising (including barter) and associated production costs are expensed to radio station operating expenses the first time the advertising takes place. The Company recorded advertising expenses of $1.3 million, $1.7 million, and $2.5 million for the years ended December 31, 2012, 2013 and 2014, respectively.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes: Prior to the Company’s IPO, for income tax purposes the Company was comprised of limited liability entities, which were not subject to federal and certain state income taxes at the entity level and Townsquare Media, 2010, Inc., formerly known as Townsquare Media, Inc. ("TMI") a corporation whose operations were subject to income taxes at the company level. Upon completion of the IPO and the LLC Conversion, all of the Company’s operations became subject to income taxes at the corporation level. Accordingly the statements of operations for the periods prior to the LLC Conversion only reflect the income tax effect of the operations of TMI. In connection with the LLC Conversion as of July 25, 2014, the Company is a C corporation for federal and state income tax purposes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The Company also evaluates the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized.

The Company follows the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied the uncertain tax position guidance in ASC Topic 740 to all tax positions for the years 2011 through 2014, which are the years for which the statue of limitations currently remains open. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The Company did not identify any material uncertain tax positions as a result of the application of this standard.

Stock-based compensation: Stock-based compensation expense related to stock-based transactions, including employee awards, is measured and recognized in the consolidated financial statements based on the fair value of the award on the grant date. The fair value of option awards is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest.

Legal Costs: In accordance with ASC Topic 450, Contingencies, the Company accrues for estimated legal costs to be incurred in defending lawsuits and asserted claims. The Company monitors the stage of progress of its litigation matters and relates that to estimated accrual of cost to determine if any adjustments are required.

ASC Topic 450, Contingencies, categorizes loss contingencies by determining the likelihood of the underlying adverse event is either (i) probable remote occurring is slight, or (iii) possible incurred at the balance-sheet date, the loss should be accrued if there is a reasonable basis for estimation. In accordance with ASC Topic 450, the Company accrued legal costs for the Brill lawsuit in connection with Townsquare Media, Inc.’s (formerly known as Regent Communications, Inc.) 2003 purchase of twelve radio stations from Brill Media Company LLC and related entities in connection with their bankruptcy proceedings. The plaintiffs were seeking compensatory and punitive damages in excess of $20.0 million.

The Company initially recorded a liability for legal costs in the amount of $6.0 million of which approximately $3.0 million was remaining as of December 31, 2012. On April 18, 2013, the Company received a summary judgment dismissing all claims in the Brill lawsuit and as a result during the second quarter of 2013, the Company reversed the

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

remaining liability of $2.1 million as a reduction to legal expense on the Company’s Consolidated Statements of Operations. There was no remaining liability as of December 31, 2014.

Recently Issued Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires a performance target that affects vesting and that can be achieved after the requisite service period to be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and can be applied either prospectively to new or modified awards or retrospectively to awards outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. The Company has not yet selected a transition method and is currently evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements. This guidance is consistent with our present practice and, accordingly, is not expected to have an impact on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the criteria for reporting discontinued operations and modifies related disclosure requirements. The new guidance is effective on a prospective basis for fiscal years beginning after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. The Company is currently assessing the future impact of ASU No. 2014-08 on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently assessing the potential impact of ASU No. 2014-09 on its financial statements.

3. Significant Acquisitions

Double O Acquisition: On February 29, 2012, Townsquare Media Acquisition III, LLC ("TMAIII"), together with its subsidiaries, acquired from Double O certain assets and liabilities related to 26 radio stations in Oneonta, New York; Odessa-Midland and San Angelo, Texas; Quincy-Hannibal, Illinois-Missouri; and Sedalia, Missouri, for approximately $11.0 million and 96,506 Class A Common Units and 96,506 Class A Preferred Units of the Company, which were valued at approximately $0.3 million. The value of the Company’s equity was determined based upon a multiple of Direct Profit. We define Direct Profit as net income before the deduction of income taxes, other expense, net, net loss on derivative instruments, interest expense, net, transaction costs, corporate expenses, net gain on sale of assets and depreciation and amortization. In valuing the equity securities that were part of the consideration transferred, we utilized the acquisition date fair value measured in accordance with the principles of Accounting Standards Codification ("ASC") Topic 820 which reflects fair value measured from the perspective of a market participant that holds the equity securities as an asset. The valuation methodology used an income approach which took into account the pro forma Direct Profit for the trailing twelve months and applying a market participant multiple selected from a range of multiples observed for comparable companies to determine an enterprise value. Enterprise value was adjusted for cash on hand, and indebtedness to determine the equity value. The selection of the multiple used required significant judgment.

In connection with this transaction, TMAIII borrowed $10.5 million from a member of the Ultimate Parent in promissory notes secured by substantially all the assets acquired and guaranteed by the Ultimate Parent and all TMAIII subsidiaries. In addition, TMAIII borrowed $1.5 million from its Ultimate Parent to fund working capital. Such working capital indebtedness was unsecured. These notes were repaid in their entirety in April 2012.

The operations and cash flows relating to the Double O acquisition have been included in the accompanying consolidated financial statements from the date of acquisition.

The purchase price was allocated to tangible and intangible assets and liabilities at the fair value at the date of acquisition, with any excess of the purchase price over the net assets acquired being reported as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes is $0.3 million. The valuation considered a number

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of factors, including valuations or appraisals, in determining the fair values of individual assets. The fair value of the FCC licenses was determined on the same basis as discussed in Note 2—Intangible Assets.

The purchase price allocation is as follows:

(in thousands)
Accounts receivable	$30
Other current assets	69
Goodwill	265
Property and equipment	4,517
FCC licenses	6,518
Accounts payable and accrued expenses	(134)
Total purchase price	$11,265

Cumulus I Acquisition: On July 31, 2012, a newly formed subsidiary of the Company, Bryton Acquisition, LLC ("Bryton"), together with its subsidiaries and TMI, acquired from Cumulus Media, Inc. and its subsidiaries ("Cumulus") certain assets and liabilities related to 55 radio stations, in Augusta, Bangor and Presque Isle, Maine; Binghamton, New York; Bismarck, North Dakota; Grand Junction, Colorado; Killeen-Temple and Odessa-Midland, Texas; New Bedford, Massachusetts; Sioux Falls, South Dakota; and Tuscaloosa, Alabama. In exchange for these radio stations and related assets and liabilities, the Company transferred to Cumulus substantially all of the assets and liabilities of the 10 radio stations in Bloomington and Peoria, Illinois and a cash payment of approximately $114.9 million, net of adjustments at closing. The value of the Company’s equity was determined based upon a multiple of Direct Profit. In valuing the non-monetary assets that were part of the consideration transferred, the Company utilized the acquisition date fair value measured in accordance with the principles of Accounting Standards Codification ("ASC") Topic 820 which reflects fair value measured from the perspective of a market participant. The valuation methodology used an income approach which took into account the pro forma Direct Profit for the trailing twelve months and applying a market participant multiple selected from a range of multiples observed for comparable companies to determine an enterprise value. The selection of the multiple used required significant judgment.

In connection with this transaction, Townsquare Radio borrowed $105.0 million in Incremental Term Loans under the Company’s existing Credit Agreement with a syndicate of banks, led by General Electric Capital as Administrative Agent (see Note 6—Long-Term Debt). Additionally, Townsquare Radio received $13.2 million from its Ultimate Parent, which was paid to Cumulus and deemed an equity contribution to Townsquare Radio.

The operations and cash flows relating to Bloomington and Peoria are included in the accompanying consolidated financial statements through the date of the sale and the operations and cash flows relating to assets acquired from Cumulus are included in the accompanying consolidated financial statements from the date of the acquisition. The Company did not recognize a gain or loss in relation to the transaction.

The purchase price was allocated to the tangible and intangible assets and liabilities at their fair value at the date of acquisition, with any excess of the purchase price over the net assets acquired being reported as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes is $32.8 million. The valuation considered a number of factors, including valuations or appraisals, in determining the fair values of individual assets. The fair value of the FCC licenses was determined on the same basis as discussed in Note 2—Intangible Assets.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation is as follows:

(in thousands)
Accounts receivable	$141
Other current assets	96
Property and equipment	17,239
Goodwill	32,840
Other intangibles - advertising relationships	1,400
FCC licenses	80,400
Accounts payable and accrued expenses	(2,807)
Subtotal	129,309
Less: Carrying value of radio stations exchanged	(14,450)
Total purchase price	$114,859

MMN Acquisition: On August 10, 2012, a newly formed subsidiary of the Company, Townsquare Media MMN, LLC. ("MMN"), acquired from MMN Media, Inc. the MOG Music Network business, a music-focused digital advertising network and its related assets, for approximately $7.0 million in cash at closing, net of adjustment at closing, and up to $4.0 million of additional cash payments based on an earn-out arrangement. The cash paid at closing was satisfied entirely with cash on the balance sheet of the Ultimate Parent. The business did not achieve targets to merit payments in relation to the earn-out. The change in fair value of the contingent consideration of $1.1 million has been recorded as a gain in the consolidated statement of operations for the period ended December 31, 2013.

The operations and cash flows relating to the MMN acquisition have been included in the accompanying consolidated financial statements from the date of acquisition.

The purchase price was allocated to the tangible and intangible assets and liabilities at their fair value at the date of acquisition, with any excess of the purchase price over the net assets acquired being reported as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes is $7.0 million.

The purchase price allocation (which includes the contingent consideration) is as follows:

(in thousands)
Accounts receivable	$1,731
Other current assets	127
Property and equipment	20
Goodwill	7,000
Accounts payable and accrued expenses	(1,912)
Total purchase price	$6,966

Country Jam Acquisition: On July 12, 2013, the Company, through a subsidiary of Townsquare Live Events LLC ("Townsquare Live Events"), purchased substantially all of the assets of Country Jam, a Colorado-based annual music festival, for $4.1 million, net of adjustments of $0.6 million. Approximately $3.7 million was paid through closing and $0.4 million was paid following the event in June 2014. The Company estimated the fair value of acquired trademarks using the relief from royalty method. This transaction has been accounted for as a business combination with $2.0 million allocated to the trademark and $2.7 million allocated to goodwill. The total amount of goodwill that is expected to be deductible for tax purposes is $2.7 million.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with this transaction, Townsquare Radio borrowed $37.0 million in Incremental Term Loans under the Company’s existing Credit Agreement with a syndicate of banks, led by General Electric Capital as Administrative Agent (see Note 6—Long-Term Debt).

The purchase price was allocated to the tangible and intangible assets and liabilities at their fair value at the date of acquisition, with any excess of the purchase price over the net assets acquired being reported as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes is $25.8 million. The valuation considered a number of factors, including valuations or appraisals, in determining the fair values of individual assets. The fair value of the FCC licenses was determined on the same basis as discussed in Note 2—Intangible Assets.

The purchase price and fair value of previously owned interests is as follows:

(in thousands)
Accounts receivable	$3,499
Other current assets	241
Property and equipment	8,364
Goodwill	25,802
Other intangibles – advertising relationships	400
FCC licenses	14,500
Accounts payable and accrued expenses	(2,657)
Total	$50,149

Cumulus II Acquisition: On November 14, 2013, the Company through its subsidiary, Zader Acquisition Company, LLC ("Zader"), acquired through an asset purchase, certain radio stations and related assets and liabilities of Cumulus Media, Inc. and its subsidiaries. The Company acquired substantially all of the assets and liabilities of 50 radio stations in Danbury, Connecticut; Rockford, Illinois; Cedar Rapids and Waterloo, Iowa; Quad Cities, Iowa-Illinois; Portland, Maine; Battle Creek, Kalamazoo and Lansing, Michigan; Faribault-Owatonna and Rochester, Minnesota;

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and Portsmouth-Dover-Rochester, New Hampshire, for approximately $235.9 million in cash, net of adjustments at closing.

In connection with this transaction, the Company and Townsquare Radio entered into a number of financing commitments with various financial institutions. Townsquare Radio borrowed $65.0 million in Incremental Term Loans under the Company’s existing Credit Agreement with a syndicate of banks, led by General Electric Capital as Administrative Agent (see Note 6—Long-Term Debt). Additionally, Townsquare Radio issued $145.9 million of 9% Unsecured Senior Notes due in April 2019 as an add-on to our existing Notes. The Company issued $30.0 million of 10.0% Senior PIK Notes due in 2019 to complete the financing for the transaction.

The purchase price was allocated to the tangible and intangible assets and liabilities at their fair value at the date of acquisition, with any excess of the purchase price over the net assets acquired being reported as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes is $101.0 million. The valuation considered a number of factors, including valuations or appraisals, in determining the fair values of individual assets. The fair value of the FCC licenses was determined on the same basis as discussed in Note 2—Intangible Assets.

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

The purchase price was allocated to the tangible and intangible assets and liabilities at their fair value at the date of acquisition, with any excess of the purchase price over the net assets acquired being reported as goodwill. The total amount of goodwill that is expected to be deductible for tax purposes is $8.9 million. The valuation considered a number of factors, including valuations or appraisals, in determining the fair values of individual assets. The fair value of the FCC licenses was determined on the same basis as discussed in Note 2—Intangible Assets.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

MAC Events Acquisition: On November 20, 2013, the Company through a wholly owned subsidiary, Townsquare Expos, LLC, acquired substantially all of the assets of MAC Events, LLC (“MAC Events”), a New Jersey-based consumer and trade show producer for approximately $3.4 million in cash, net of adjustments. The total amount of goodwill that is expected to be deductible for tax purposes is $2.9 million.

The purchase price allocation is as follows:

(in thousands)
Accounts receivable	$562
Other current assets	425
Trademark	1,073
Goodwill	2,947
Deferred revenue	(1,313)
Accounts payable	(307)
Total purchase price	$3,387

FACE, Festivals and Concert Events, Inc. Acquisition: On October 31, 2014, the Company through a subsidiary of Townsquare Live Events, purchased substantially all of the assets of FACE, Festivals and Concert Events, Inc. ("WE Fest"), for approximately $21.5 million, net of closing adjustments, and 100,000 of the Company's Class A common shares valued at $1.2 million. Cash consideration was satisfied from cash on hand, a $10.0 million draw-down on the Company's revolving credit facility and a working capital adjustment of approximately $3.7 million. The Company estimated the fair value of acquired trademarks using the relief from royalty method. This transaction has been accounted for as a business combination with $3.4 million allocated to the trademark and $22.2 million allocated to goodwill. The total amount of goodwill that is expected to be deductible for tax purposes is $22.2 million.

The purchase price allocation is as follows:

(in thousands)
Other current assets	$197
Trademark	3,402
Property and Equipment	890
Goodwill	22,208
Deferred revenue	(3,922)
Total purchase price	$22,775

Pro-Forma Results: The following table illustrates the unaudited pro forma information reflecting net revenue and net income (loss) for the years ended December 31, 2012, 2013 and 2014 as if the Double O, Cumulus I, MMN, Country Jam, Peak, Cumulus II, MAC Events and WE Fest as well as certain other non-significant transactions had

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

occurred as of the beginning of the comparable prior annual reporting period. The unaudited pro forma amounts are for informational purposes only and do not purport to represent what the Company’s actual results of operations would have been if the transactions had been completed as of January 1, 2012 or any other historical date, nor is it reflective of the Company’s expected actual results of operations for any future periods.

	Year ended December 31,
	2012	2013	2014
Net revenue	$344,656	$355,071	$384,737
Net income (loss)	$31,702	$31,556	$(14,308)

4. Property and Equipment

	(in thousands)
	December 31, 2013	December 31, 2014
Land and improvements	$25,640	$25,275
Buildings and leasehold improvements	29,438	30,889
Broadcast equipment	69,095	71,002
Computer and office equipment	6,791	8,093
Furniture and fixtures	3,728	5,460
Transportation equipment	2,819	7,622
Software development costs	9,560	13,366
	147,071	161,707
Less: Accumulated depreciation and amortization	(50,777)	(65,460)
Property and equipment, net	$96,294	$96,247

Depreciation and amortization expense was $13.6 million, $14.0 million and $14.8 million for the years ended December 31, 2012, 2013 and 2014, respectively.

5. Goodwill and Other Intangible Assets

Indefinite-lived assets consist of FCC broadcast licenses and goodwill. FCC licenses represent a substantial portion of the Company’s total assets. The FCC licenses are renewable in the ordinary course of business, generally for a maximum of eight years. The fair value of FCC licenses is primarily dependent on the future cash flows of the radio markets and other assumptions, including, but not limited to, forecasted revenue growth rates, profit margins and a risk-adjusted discount rate.

The Company has selected December 31st as the annual valuation date. Based on the results of the Company’s 2014 annual impairment evaluations, the fair values of the Company’s goodwill and FCC licenses exceeded their carrying values and, therefore, no impairment of these assets had occurred as of the date of the annual tests. If market conditions and operational performance of the Company’s reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would reduce the fair value of its goodwill and intangible assets below the amounts reflected in the balance sheet, the Company may be required to recognize impairment charges in future periods.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following represents the changes in goodwill for the years ended December 31, 2013 and 2014:

(in thousands)
Balance, December 31, 2012	$91,999
Peak acquisition	25,802
Fresno exchange	(16,906)
Cumulus II acquisition	101,022
Cumulus II asset exchange	8,946
MAC Events acquisition	2,947
Live Events acquisitions	3,340
Balance, December 31, 2013	217,150
WE Fest acquisition	22,208
Live Events acquisitions	1,787
Other Media and Entertainment acquisitions	1,155
Balance, December 31, 2014	$242,300
Intangible assets consist of the following:

		(in thousands)
	Estimated Useful Life	December 31, 2013	December 31, 2014
Intangible Assets:
FCC licenses	Indefinite	$487,794	$487,804
Customer and advertising relationships	10 years	14,317	14,317
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	637	637
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademark	15 years	3,967	9,438
Other intangibles	3 years	—	500
Total		508,708	514,689
Less: Accumulated amortization		(6,809)	(8,850)
Net amount		$501,899	$505,839

Amortization expense for definite-lived intangible assets for the years ended December 31, 2012, 2013 and 2014 was $1.2 million, $1.2 million and $2.0 million, respectively.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2014 is as follows:

(in thousands)
2015	$2,373
2016	2,306
2017	2,125
2018	1,366
2019	1,314
Thereafter	8,551
$18,035
6. Long-Term Debt
Long-term debt consisted of the following:

	(in thousands)
	December 31, 2013	December 31, 2014
Townsquare Radio:
Unsecured Senior Notes (inclusive of bond premium of $8,898 and $7,203, respectively)	$419,798	$418,103
Incremental Term Loans	202,722	111,164
GE Revolver	—	10,000

Townsquare Media:
Senior PIK Notes	30,392	—

Capitalized obligations	560	409
	653,472	539,676
Less: current portion of long-term debt	(2,186)	(1,293)
	$651,286	$538,383

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

Concurrent with the issuance of the Notes, on April 4, 2012, Townsquare Radio entered into a $10.0 million Revolving Credit Facility with General Electric Capital Corporation, as administrative agent and the lenders party thereto. The Revolving Credit Facility is available to finance the working capital needs and general corporate purposes of Townsquare Radio and its subsidiaries. On July 11, 2014, Townsquare Radio entered into an amendment to the Senior Secured Credit Facility, providing for an increase in the amount of the Revolving Credit Facility from $10.0 million to $25.0 million. On October 31, 2014, the Company drew-down $10.0 million of the Company's revolving credit facility due April 2016, to finance the purchase of assets from WE Fest more fully described in Note 3.

On November 14, 2013 Townsquare Radio issued $145.9 million of 9% Unsecured Senior Notes due in April 2019 at a price of 106.25% as an add-on to Townsquare Radio's existing Notes. Interest is payable semiannually on April 1 and October 1, which commenced on April 1, 2014 at 9% until principal amount is due in April 2019. The net proceeds from this offering of $155.1 million (including bond premium of approximately $9.1 million), were used to finance the Cumulus II acquisition more fully described in Note 3.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On March 2, 2015, the Company delivered a conditional notice of redemption to the trustee of the Notes. The Notice calls for the redemption of the remaining $410.9 million (excluding bond premium) aggregate principal amount of the Notes on April 1, 2015 and is conditioned on the completion by the Company of refinancing transactions, which are expected to include a new senior secured credit facility and an offering of new unsecured senior notes, which together will refinance the Company’s existing senior secured credit facility and the Notes (the “Refinancing Transactions”). The redemption price for the Notes is 106.750% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date, in accordance with the provisions of the indenture governing the Notes. There can be no assurance that the Refinancing Transactions will be completed as contemplated or at all. In the event the Refinancing Transactions are not completed as contemplated, the Notes will not be redeemed.

Based on available market information, the Notes were trading at 106.50 as of December 31, 2014, with an estimated fair value of $445.2 million.

On November 14, 2013, Townsquare Radio borrowed $102.0 million in Incremental Term Loans as an add-on to Townsquare Radio's existing credit facility which was used to finance the Peak and Cumulus II acquisitions as more fully described in Note 3. Such Incremental Term Loans have a maturity date of April 4, 2018 and amortize principal quarterly at a rate of 1% per annum.

On July 29, 2014, the Company used a portion of the net proceeds from the IPO, along with cash on hand, to repay $90.0 million of the outstanding Incremental Term Loans under Townsquare Radio's Senior Secured Credit Facility. In addition, previously incurred deferred financing costs of $0.5 million related to the extinguished debt were written off to interest expense in July 2014.

The Incremental Term Loans and the Revolving Credit Facility bear interest (subsequent to an amendment entered into November 7, 2012), at Townsquare Radio's election, at the Eurodollar Rate (as defined in the Credit Agreement), plus 3.50% or the Base Rate (as defined in the Credit Agreement) plus 2.50%. As of December 31, 2014, the effective interest rate on the term loans was 3.7%.

The term loans include a requirement for mandatory prepayments of 50% of Townsquare Radio's excess free cash flow as measured on an annual basis. Excess free cash flow is generally defined as the Townsquare Radio's consolidated EBITDA less debt service costs, capital expenditures, current income taxes paid, current interest paid, losses from extraordinary items and any increases in Townsquare Radio's working capital during the period. Townsquare Radio was not required to make an excess free cash flow payment for the period ending December 31, 2014. The Incremental Term Loans are senior secured obligations of Townsquare Radio.

The Incremental Term Loans and the Revolving Credit Facility are guaranteed by the holdings of each subsidiary of Townsquare Radio on substantially all of the tangible and intangible assets. Under the loans, Townsquare Radio is subject to a maximum consolidated senior secured leverage ratio of 2:40 to 1:00, as well as to negative covenants customary for facilities of this type.

Based on available market information, as of December 31, 2014 the estimated fair value of the Incremental Term Loans and Revolving Credit Facility was approximately $107.0 million and $9.6 million, respectively.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Annual maturities of the Company's long-term debt as of December 31, 2014 are payable as follows:

(in thousands)
2015	$1,293
2016	11,301
2017	1,220
2018	107,759
2019	410,900
$532,473

7. Stockholders' Equity

The Company is authorized to issue 300,000,000 shares of Class A common stock, par value $0.01 per share, 50,000,000 shares of Class B common stock, par value $0.01 per share, 50,000,000 shares of Class C common stock, par value $0.01 per share and 50,000,000 shares of undesignated preferred stock.

On July 24, 2014, the Company's shares began trading on the NYSE in connection with its IPO, where the Company issued and sold 8,333,333 shares of its Class A common stock in an IPO, at an offering price of $11.00 per share. The Company received net proceeds from the IPO of $82.1 million, net of underwriting discounts and commissions of $6.4 million and offering costs of $3.2 million. Subsequently, on August 15, 2014, the underwriters of the Company's initial public offering partially exercised their option to purchase additional shares electing to purchase 590,000 shares of Class A common stock at the offering price of $11.00 per share. The Company recognized net incremental proceeds of approximately $6.0 million, net of underwriting discounts and commissions of $0.5 million. Offering costs incurred as of December 31, 2014 of $3.2 million were recorded as a reduction in paid-in capital. The Company used substantially all of the net proceeds from the IPO, together with approximately $37.0 million of cash on hand, to repay its outstanding Senior PIK Notes due in 2019 in their entirety and $90.0 million of the outstanding term loans under the Company's Senior Secured Credit Facility.

On October 31, 2014, in connection with the purchase of WE Fest more fully described in Note 3, the Company issued an additional 100,000 shares of its Class A common stock.

As of December 31, 2014 the Company had 9,457,242 shares of Class A common stock, 9,508,878 warrants to purchase Class A common stock, 3,022,484 shares of Class B common stock and 4,894,480 shares of Class C common stock outstanding. The foregoing share totals exclude 3,048,863 of Class A common stock and 3,876,040 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $11.00  and $11.48 per share.

Holders of shares of Class A common stock, Class B common stock and Class C common stock vote together as a single class on all matters presented to the Company's stockholders for their vote or approval, except as otherwise required by applicable law. Each holder of the Company's Class A common stock is entitled to one vote per share on each matter submitted to a vote of stockholders. The Company's Class A common stock is neither convertible nor redeemable. Each holder of the Company's Class B common stock is entitled to ten votes per share on each matter submitted to a vote of stockholders. The Company's Class B common stock is not redeemable, but is convertible 1:1(including automatically upon certain transfers) into Class A common stock. Holders of shares of Class C common stock are not entitled to any voting rights with respect to such shares of Class C common stock. The Company's Class

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

C common stock is not redeemable, but is convertible 1:1 (including automatically upon certain transfers) into Class A common stock.

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

The fair value of the equity awards were estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company's common stock, dividend yield and the risk-free rate. The below table summarizes the assumptions used when estimating the fair value of the equity awards:

Expected volatility	40.0%
Expected term	6.3 years
Risk free interest rate	2.0%
Expected dividend yield	0.0%

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

The following table summarizes stock option activity for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	—	$—
Granted	6,958,338	11.00
Exercised	—	—
Forfeited	(33,435)	11.00
Outstanding at December 31, 2014	6,924,903	$11.00	9.51	15,214,966
Exercisable at December 31, 2014	6,924,903	$11.00	9.51	15,214,966

The weighted average grant date fair value of stock options granted was $4.68. For the year ended December 31, 2014, the Company recognized approximately $32.6 million of stock-based compensation expense with respect to the options granted.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company granted stock to employees, former employees and independent directors. The fair value is equal to the market price of the Company's common stock on the date of the grant. The shares are subject to a Selldown Agreement, pursuant to which the FiveWire Media Ventures LLC (“FiveWire”) (an entity formed for the purpose of investing in the Company by certain members of management, including Steven Price, Stuart Rosenstein, Alex Berkett, Dhruv Prasad and certain other individuals (together, the "FiveWire Holders")) and certain other members of management are subject to certain restrictions on sales of the Company's common stock held by them. Pursuant to the terms of the Selldown Agreement, the FiveWire Holders and certain other members of management are generally restricted from transferring a specified percentage (which is expected to range between 50% and 100%) of the shares of the Company's common stock held by them at the closing of the IPO. If Oaktree Capital Management, L.P. (“Oaktree”) sells a portion of the shares of common stock or warrants to purchase common stock that it holds (the percentage of shares and warrants, collectively, held by Oaktree at such time that it sells in such a transaction, referred to as the “Sale Percentage”), the FiveWire Holders and certain other members of management will be permitted to sell a percentage of the shares of common stock and warrants held by them, up to an amount equal to the Sale Percentage. The Selldown Agreement will terminate on the earlier of (i) the date that Oaktree no longer holds at least 10% of the shares of common stock and warrants exercisable for common stock, collectively, held by Oaktree immediately following closing of the IPO, and (ii) the third anniversary of the closing of the IPO.

The following table summarizes restricted stock activity:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2013	—	$—
Granted	454,546	11.00
Vested	(454,546)	11.00
Forfeited	—	—
Unvested at December 31, 2014	—	$—

For the year ended December 31, 2014, the Company recognized approximately $5.0 million of stock-based compensation expense with respect to the restricted stock issued.

8. Income Taxes

Income tax expense for the years ended December 31, 2012, 2013 and 2014 consisted of the following:

	(in thousands)
	2012	2013	2014
Current income tax expense
Federal	$—	$—	$—
State	340	340	365
Total current income tax expense	$340	$340	$365

Deferred tax expense
Federal	$—	$—	$8,706
State	—	—	1,801
Total deferred tax expense	—	—	10,507
Total income tax expense	$340	$340	$10,872

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense differed from the amount computed by applying the federal statutory tax rate of 35.0% for the three years ended December 31, 2014 due to the following:

	(in thousands)
	2012	2013	2014
Pretax income (loss) at federal statutory rate	$2,359	$3,658	$(2,128)
State income tax expense, net federal expense	340	340	1,408
Non-deductible items	—	—	1,821
Pre-IPO income which had no tax effect	(2,359)	(3,658)	(4,550)
Stock compensation expense recorded at LLC conversion	—	—	11,403
Deferred federal and state income taxes recorded at LLC conversion	—	—	2,728
Other items	—	—	190
Total provision for income taxes	$340	$340	$10,872

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2013 and 2014 are presented below:

	(in thousands)
	2013	2014
Current deferred tax assets:
Allowance for doubtful accounts	$342	$1,087
Accrued expenses and other current liabilities	—	459
Current deferred tax assets	342	1,546
Less: valuation allowance	(342)	(409)
Current deferred tax assets (1)	—	1,137
Noncurrent deferred tax assets:
Stock-based compensation	—	12,833
Property and equipment	419	4,056
Capitalized interest cost	—	1,025
Accrued expenses and other current liabilities	—	169
Net operating loss carryforwards	21,449	26,229
Noncurrent deferred tax assets	21,868	44,312
Less: valuation allowance	(18,364)	(13,087)
Noncurrent deferred tax assets	3,504	31,225
Noncurrent deferred tax liabilities:
Intangible assets	3,504	41,059
Software development costs	—	1,810
Noncurrent deferred tax liabilities	3,504	42,869
Net noncurrent deferred tax liabilities	$—	$11,644
(1) Included in prepaid expenses and other current assets in the accompanying 2014 balance sheet.

As of December 31, 2014, the Company has federal net operating loss carry forwards available to offset future income of approximately $61.5 million which will expire in the years 2015 through 2034, of which $50.4 million is applicable to TMI and can only be utilized against its future earnings subject to limitations under Section 382 of the Internal Revenue Code and $11.1 million applicable to post IPO operations of the Company and can be utilized against

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

future earnings without limitations through 2034. For state income tax purposes at December 31, 2014 the Company has net operating loss carryfowards substantially in excess of the amounts available for federal income tax purposes, a portion of which is subject to the limitations discussed above.  The ultimate utilization of these carryfowards prior to expiration will also be dependent upon the individual taxable jurisdictions where future earnings may occur.

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	December 31, 2013	December 31, 2014
Accrued compensation and benefits	$11,412	$10,930
Accrued professional fees	1,476	1,793
Accrued commissions	1,880	1,983
Accrued taxes	952	862
Accrued music and FCC licensing	1,108	228
Accrued publisher fees	793	498
Accrued national representation fees	660	1,344
Accrued other	4,539	3,701
	$22,820	$21,339

10. Commitments and Contingencies

Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $7.6 million, $10.1 million and $16.9 million for the years ended December 31, 2012, 2013 and 2014, respectively. Total rental expense includes costs incurred for live events including venue and equipment rentals.

At December 31, 2014, the total minimum annual rental commitments under noncancelable operating leases are as follows:

(in thousands)
2015	$9,605
2016	8,832
2017	7,650
2018	6,367
2019	5,230
Thereafter	12,620
Total minimum payments	$50,304

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of December 31, 2014 is approximately $19.1 million and is expected to be paid in accordance with the agreements through October 2018.

Litigation: In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Additionally, from time to time the Company is engaged in various legal proceedings related to the intellectual property, employee, or other matters, which are not material to the Company’s consolidated operations or financial condition.

11. Segment Reporting

The Company has two reportable segments, Local Advertising, which provides advertising via broadcast and digital delivery within our local markets, and Live Events, which is composed of a diverse range of live events, which we create, promote and produce, including music concerts, multi-day music festivals, consumer expositions and trade shows, athletic events, lifestyle events and other forms of entertainment. The Company reports the remainder of its business in its Other Media and Entertainment category, which principally provide digital marketing services, e-commerce solutions and digital advertising services nationally. The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and measurement of performance.

The following table presents the Company’s reportable segment results for the year ended December 31, 2012:

	(in thousands)
	Local Advertising	Live Events	Other Media and Entertainment	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2012
Net revenue	$198,306	$13,633	$10,797	$—	$222,736
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	133,261	11,594	9,711	—	154,566
Depreciation and amortization	11,214	—	3,228	382	14,824
Corporate expenses	—	—	—	16,287	16,287
Transaction costs	—	100	—	1,682	1,782
Net loss on sale of assets	—	—	—	123	123
Operating income (loss)	$53,831	$1,939	$(2,142)	$(18,474)	$35,154
Long-Lived Assets	$519,228	$1,920	$10,727	$569	$532,444
Capital expenditures	$4,777	$—	$4,227	$890	$9,894

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reportable segment results for the year ended December 31, 2013:

	(in thousands)
	Local Advertising	Live Events	Other Media and Entertainment	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2013
Net revenue	$229,653	$20,851	$18,074	$—	$268,578
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	147,720	18,287	21,141	—	187,148
Depreciation and amortization	11,202	—	3,498	489	15,189
Corporate expenses	—	—	—	19,190	19,190
Transaction costs	—	99	—	1,902	2,001
Change in fair value of contingent consideration	—	—	—	(1,100)	(1,100)
Net gain on sale of assets	—	—	—	(36)	(36)
Operating income (loss)	$70,731	$2,465	$(6,565)	$(20,445)	$46,186
Long-Lived Assets	$791,447	$11,263	$11,413	$1,220	$815,343
Capital expenditures	$4,586	$23	$4,066	$851	$9,526

The following table presents the Company’s reportable segment results for the year ended December 31, 2014:

	(in thousands)
	Local Advertising	Live Events	Other Media and Entertainment	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2014
Net revenue	$302,648	$40,954	$30,290	$—	$373,892
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	189,692	35,087	28,661	—	253,440
Depreciation and amortization	12,776	397	2,525	1,180	16,878
Corporate expenses	—	—	—	24,996	24,996
Stock-based compensation	6,775	2,899	1,016	27,049	37,739
Transaction costs	—	136	—	81	217
Net loss on sale of assets	—	—	—	90	90
Operating income (loss)	$93,405	$2,435	$(1,912)	$(53,396)	$40,532
Long-Lived Assets	$783,595	$39,955	$16,554	$4,282	$844,386
Capital expenditures	$7,287	$1,124	$4,096	$1,024	$13,531

12. Pro Forma C Corporation Tax Data (unaudited)

In connection with the Company’s IPO and the Company’s LLC Conversion, the Company converted to a C corporation for federal and state income tax purposes. Upon conversion, the Company established net current deferred tax assets of $1.6 million, net long-term deferred tax assets of $17.4 million and net long-term deferred tax liabilities of $21.8 million. The pro forma C corporation data for the years ended December 31, 2012, 2013, and 2014, are based on the pre-tax earnings in the historical consolidated statements of operations and give effect on a pro forma basis to the income tax expense that would have been recorded if the Company had been a C corporation for the entire duration

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of the periods presented. The pro forma income or loss per share information is based on the pro forma net income or loss.

Note 13. Pro Forma Net Income (Loss) Per Common Share (unaudited)

Pro forma basic and diluted net income (loss) per common share have been computed to give effect to the assumed conversion of the units and warrants to purchase units of Townsquare Media, LLC into Class A, Class B, and Class C common stock and warrants and options to purchase common stock of Townsquare Media, Inc. upon the completion of the IPO of the Company’s common stock. In addition, the pro forma net income applied in computing the pro forma basic and diluted net income per share is based upon the Company’s historical net income as adjusted to reflect the conversion of the Company from a limited liability company into a Delaware corporation. Prior to such conversion, the Company was treated as a partnership and generally was not subject to income taxes. The pro forma net income, therefore, includes adjustments for income tax expense as if the Company had been a corporation and subject to income taxes at an assumed combined federal, state, and local income tax rate of 39.4%.

The following table sets forth the computation of basic and diluted pro forma net income (loss) per share:

	(in thousands, except per share data)
	Year Ended December 31,
	2012	2013	2014
Numerator:
Pro forma net income (loss)	$4,084	$6,333	$(3,685)

Denominator:
Weighted average shares of common stock outstanding	7,132	7,569	12,013
Effect of dilutive common stock equivalents	9,121	9,509	—

Weighted average diluted common shares outstanding	16,253	17,078	12,013

Pro forma net income (loss) per share:
Basic	$0.57	$0.84	$(0.31)
Diluted	$0.25	$0.37	$(0.31)

The Company had the following dilutive securities that were not included in the computations of historical and pro forma net income (loss) per share as they were considered anti-dilutive:

	(in thousands)
	Year Ended December 31,
	2012	2013	2014
Warrants	—	—	9,509
Stock options	—	—	6,925

14. Subsequent Events

The Company evaluated the consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Except as stated below, the Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

On March 2, 2015, the Company delivered a conditional notice of redemption to the trustee of the Notes. The Notice calls for the redemption of the remaining $410.9 million (excluding bond premium) aggregate principal amount of the Notes on April 1, 2015 and is conditioned on the completion by the Company of the Refinancing Transactions

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(see Note 6—Long-Term Debt). The redemption price for the Notes is 106.750% of the principal amount redeemed, plus accrued and unpaid interest to the redemption date, in accordance with the provisions of the indenture governing the Notes. There can be no assurance that the Refinancing Transactions will be completed as contemplated or at all. In the event the Refinancing Transactions are not completed as contemplated, the Notes will not be redeemed.

SCHEDULE II
TOWNSQUARE MEDIA, INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2012	$2,017	$1,429	$(672)	$2,774
2013	$2,774	$8	$132	$2,914
2014	$2,914	$1,903	$(1,467)	$3,350

S-1