Form 10-Q
period 2015-03-31
Townsquare Media, Inc.
filed 2015-05-07
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
240 Greenwich Avenue Greenwich, Connecticut 06830 (203) 861-0900 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices) __________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 7, 2015, the registrant had 17,374,206 outstanding shares of common stock consisting of: (i) 9,457,242 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 4,894,480 shares of Class C common stock, par value $0.01 per share. The registrant also had 9,508,878 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and per Share Data)
(unaudited)

	December 31, 2014	March 31, 2015
ASSETS
Current assets:
Cash	$24,462	$38,213
Accounts receivable, net of allowance of $3,350 and $3,302, respectively	61,151	52,640
Prepaid expenses and other current assets	7,553	9,262
Total current assets	93,166	100,115

Property and equipment, net	96,247	96,375
Intangible assets, net	505,839	505,774
Goodwill	242,300	245,473
Deferred financing costs, net	9,636	9,061
Investments	484	484
Other assets	413	336
Total assets	$948,085	$957,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,747	$7,076
Current portion of long-term debt	1,293	1,295
Deferred revenue	14,299	22,902
Accrued expenses and other current liabilities	21,339	12,615
Accrued interest	9,245	18,923
Total current liabilities	52,923	62,811
Long-term debt, less current portion, (inclusive of bond premium of $7,203 and $6,779, respectively)	538,383	537,635
Deferred tax liabilities	11,644	11,743
Other long-term liabilities	973	1,258
Total liabilities	603,923	613,447
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized and 9,457,242 shares issued and outstanding at both December 31, 2014 and March 31, 2015	95	95
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized and 3,022,484 shares issued and outstanding at both December 31, 2014 and March 31, 2015	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized and 4,894,480 shares issued and outstanding at both December 31, 2014 and March 31, 2015	49	49
Total common stock	174	174
Additional paid-in capital	351,984	351,885
Accumulated deficit	(8,439)	(8,343)
Non-controlling interest	443	455
Total liabilities and stockholders’ equity	$948,085	$957,618
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2014	2015

Net revenue	$79,161	$81,118

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	58,252	61,329
Depreciation and amortization	4,387	3,671
Corporate expenses	4,767	5,240
Stock-based compensation	159	—
Transaction costs	28	47
Net gain on sale of assets	(110)	(7)
Total operating costs and expenses	67,483	70,280
Operating income	11,678	10,838

Other expenses:
Interest expense, net	12,080	10,561
Other expense, net	37	48
(Loss) income before income taxes	(439)	229
Provision for income taxes	91	98
Net (loss) income	$(530)	$131
Net (loss) income attributable to:
Controlling interests	$(530)	$96
Non-controlling interests	—	35
Net income per share:
Basic		$0.01
Diluted		$0.00
Weighted average shares outstanding:
Basic		17,374
Diluted		33,767
Pro forma C Corporation data (unaudited):
Historical loss before income taxes	$(439)
Pro forma income tax benefit	(173)
Pro forma net loss	$(266)

Pro forma net loss per share:
Basic	$(0.03)
Diluted	$(0.03)
Weighted average shares outstanding:
Basic	7,887
Diluted	7,887
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at January 1, 2015	9,457,242	3,022,484	4,894,480	9,508,878	$174	$351,984	$(8,439)	$443	$344,162
Net income	—	—	—	—	—	—	96	35	131
Offering costs	—	—	—	—	—	(99)	—	—	(99)
Cash distribution	—	—	—	—	—	—	—	(23)	(23)
Balance at March 31, 2015	9,457,242	3,022,484	4,894,480	9,508,878	$174	$351,885	$(8,343)	$455	$344,171

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities:
Net (loss) income attributable to:
Controlling interests	$(530)	$96
Non-controlling interests	—	35
Net (loss) income	$(530)	$131
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,387	3,671
Amortization of deferred financing costs	624	575
Deferred income tax expense	—	98
Provision for doubtful accounts	447	(360)
Stock-based compensation expense	159	—
Non-cash interest expense	760	—
Amortization of bond premium	(424)	(424)
Net gain on sale of assets	(110)	(7)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3,566	8,584
Prepaid expenses and other assets	2,425	(1,474)
Accounts payable	(1,027)	329
Accrued expenses	(5,306)	(830)
Accrued interest	9,224	9,678
Other long-term liabilities	—	10
Net cash provided by operating activities	14,195	19,981
Cash flows from investing activities:
Payments for acquisitions, net of cash received	—	(2,673)
Acquisition of intangibles	(231)	(32)
Purchase of property and equipment	(1,995)	(3,133)
Proceeds from sale of assets	147	53
Net cash used in investing activities	(2,079)	(5,785)
Cash flows from financing activities:
Offering costs	—	(99)
Repayment of long-term debt	(255)	(284)
Debt financing costs	(134)	—
Cash distribution to non-controlling interest	—	(23)
Repayments of capitalized obligations	(35)	(39)
Net cash used in financing activities	(424)	(445)
Net increase in cash	11,692	13,751
Cash:
Beginning of period	45,647	24,462
End of period	$57,339	$38,213
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$1,894	$719
Income taxes	10	182
Barter transactions:
Barter revenue – included in net revenue	$2,656	$2,992
Barter expense – included in direct operating expenses	2,377	2,874
See Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Description of Business

On July 25, 2014, Townsquare Media, LLC (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," "Townsquare," "Townsquare Media," or "Ultimate Parent") a Delaware limited liability company organized in 2010, converted to Townsquare Media, Inc. An indirect, wholly owned subsidiary of Townsquare, Townsquare Radio, LLC, together with Townsquare Radio, Inc., are the co-borrowers under the Senior Credit Facility and co-issuers of our 9.00% Unsecured Senior Notes due in 2019. Unless the context requires otherwise, references in this quarterly report to the "borrower" and "Townsquare Radio" relate to Townsquare Radio, LLC.

Nature of Business

The Company is an integrated and diversified media and entertainment and digital marketing services company that owns and operates market leading radio stations, digital and social properties and live events in small and mid-sized markets across the United States, delivering national scale and expertise to the communities it serves on a local level. As of March 31, 2015, the Company owned and operated 311 radio stations, over 325 search engine and mobile-optimized local websites and approximately 500 live events serving 66 small and mid-sized U.S. markets, making the Company the third largest owner of radio stations in the United States by number of radio stations owned.  The Company supplements its local offerings with the nationwide reach of its owned, operated and affiliated music and entertainment websites, which, on a combined basis, attracted one of the largest audiences among music-focused digital advertising networks as of March 2015, as well as certain larger scale live events.  Funds managed by Oaktree Capital Management, L.P. ("Oaktree") are the Company’s largest equity holder.

2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies since December 31, 2014. For our detailed accounting policies please refer to the Company's consolidated financial statements and related notes to audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the Company's "2014 Annual Report on Form 10-K") filed with the Securities and Exchange Commission ("SEC") on March 16, 2015.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, which provides guidance on simplifying the presentation of debt issuance costs. The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the potential impact of ASU No. 2015-03 on its financial statements.

3. Interim Financial Data

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes to audited consolidated financial statements included in the Company's 2014 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by GAAP for completed financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three months ended March 31, 2015 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2015. The consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements at that date.

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its significant estimates, including those related to bad debts, intangible assets, income taxes, contingencies and purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates under different assumptions or conditions.

4. Significant Acquisitions

FACE, Festivals and Concert Events, Inc. Acquisition: On October 31, 2014, the Company through a subsidiary of Townsquare Live Events, LLC ("Townsquare Live Events"), purchased substantially all of the assets of FACE, Festivals and Concert Events, Inc. ("WE Fest"), for approximately $21.5 million, net of closing adjustments, and 100,000 of the Company's Class A common shares valued at $1.2 million. Cash consideration was satisfied from cash on hand, a $10.0 million draw-down on the Company's Revolving Credit Facility (as herein defined) and a working capital adjustment of approximately $3.7 million. The Company estimated the fair value of acquired trademarks using the relief from royalty method. This transaction has been accounted for as a business combination with $3.4 million allocated to the trademark and $22.2 million allocated to goodwill. The total amount of goodwill that is expected to be deductible for tax purposes is $22.2 million.

The purchase price allocation is as follows:

(in thousands)
Other current assets	$197
Trademark	3,402
Property and Equipment	890
Goodwill	22,208
Deferred revenue	(3,922)
Total purchase price	$22,775

There were no significant acquisitions made during the three months ended March 31, 2015.

Pro-Forma Results: The following table illustrates the unaudited pro forma information reflecting net revenue and net loss for the three months ended March 31, 2014 as if the WE Fest transaction had occurred on January 1, 2014. The unaudited pro forma amounts are for information purposes only and do not purport to represent what the Company’s actual results of operations would have been if the transactions had been completed as of January 1, 2014 or any other historical date, nor is it reflective of the Company’s expected actual results of operations for any future periods.

(in thousands)
Three Months Ended March 31, 2014
Net revenue	$79,161
Net loss	(1,258)

5. Property and Equipment

	(in thousands)
	December 31, 2014	March 31, 2015
Land and improvements	$25,275	$25,275
Buildings and leasehold improvements	30,889	31,152
Broadcast equipment	71,002	71,022
Computer and office equipment	8,093	9,160
Furniture and fixtures	5,460	6,022
Transportation equipment	7,622	7,695
Software development costs	13,366	14,363
	161,707	164,689
Less: Accumulated depreciation and amortization	(65,460)	(68,314)
Property and equipment, net	$96,247	$96,375

Depreciation and amortization expense for the three months ended March 31, 2014 and 2015 was $3.9 million and $3.1 million, respectively.

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

The following represents the changes in goodwill for the three months ended March 31, 2015:

(in thousands)
Balance, January 1, 2015	$242,300
Live Events acquisitions	3,173
Balance, March 31, 2015	$245,473

Intangible assets consist of the following:

		(in thousands)
	Estimated Useful Life	December 31, 2014	March 31, 2015
Intangible Assets:
FCC licenses	Indefinite	$487,804	$487,837
Customer and advertising relationships	10 years	14,317	14,317
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	637	637
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademark	15 years	9,438	9,938
Other intangibles	3 years	500	500
Total		514,689	515,222
Less: Accumulated amortization		(8,850)	(9,448)
Net amount		$505,839	$505,774

Amortization expense for definite-lived intangible assets for the three months ended March 31, 2014 and 2015 was $0.5 million and $0.6 million, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2015 is as follows:

(in thousands)
2015 (remainder)	$1,804
2016	2,340
2017	2,159
2018	1,400
2019	1,347
Thereafter	8,887
$17,937

7. Long-Term Debt
Long-term debt consisted of the following:

	(in thousands)
	December 31, 2014	March 31, 2015
Townsquare Radio:
2019 Notes (inclusive of bond premium of $7,203 and $6,779, respectively)	$418,103	$417,679
Incremental Term Loans	111,164	110,880
Revolving Credit Facility	10,000	10,000

Capitalized obligations	409	371
	539,676	538,930
Less: current portion of long-term debt	(1,293)	(1,295)
	$538,383	$537,635

Townsquare Radio: On April 4, 2012, Townsquare Radio and Townsquare Radio, Inc. issued $265.0 million of 9% Unsecured Senior Notes due April 2019 (the "2019 Notes"). Prior to the Refinancing (as defined below) interest on the 2019 Notes was payable semiannually on April 1 and October 1, commencing on October 1, 2012 at 9%. The net proceeds from this offering of $257.0 million were used to repay, in its entirety, the outstanding debt (excluding capitalized obligations) of Townsquare Radio's subsidiaries.

Concurrent with the issuance of the 2019 Notes, on April 4, 2012, Townsquare Radio entered into a Senior Secured Credit Facility with General Electric Capital Corporation, as administrative agent, and the lenders party thereto (the "Senior Secured Credit Facility"), including a $10.0 million Revolving Credit Facility (the "Revolving Credit Facility"). Prior to the Refinancing, the Revolving Credit Facility was available to finance the working capital needs and general corporate purposes of Townsquare Radio and its subsidiaries. On July 11, 2014, Townsquare Radio entered into an amendment to the Senior Secured Credit Facility, providing for an increase in the amount of the Revolving Credit Facility from $10.0 million to $25.0 million. On October 31, 2014, the Company drew-down $10.0 million of the Revolving Credit Facility, to partially finance the purchase of assets from WE Fest more fully described in Note 4.

On November 14, 2013 Townsquare Radio issued $145.9 million of 9% Unsecured Senior Notes due in April 2019 at a price of 106.25% as an add-on to Townsquare Radio's existing 2019 Notes. Prior to the Refinancing, interest was payable semiannually on April 1 and October 1, commencing on April 1, 2014 at 9%. The net proceeds from this offering of $155.1 million (including bond premium of approximately $9.1 million), were used to partially finance the acquisition of certain assets from Cumulus Media, Inc. ("Cumulus II"), which closed on November 14, 2013 more fully described in the Company's 2014 Annual Report on Form 10-K.

Prior to the Refinancing, the 2019 Notes were unconditionally guaranteed on a senior unsecured basis by each existing and future wholly owned domestic subsidiary of Townsquare Radio, other than for the licensed subsidiaries, that guaranteed the Senior Secured Credit Facility.

Prior to the Refinancing, as of March 31, 2015, based on available market information, the 2019 Notes were trading at 106.75, with an estimated fair value of $442.5 million.

On November 14, 2013, Townsquare Radio borrowed $102.0 million in Incremental Term Loans (the "Incremental Term Loans") as an add-on to Townsquare Radio's Senior Secured Credit Facility, which was used to partially finance the acquisition of Peak II Holding, LLC, as well as to partially finance the Cumulus II acquisition, as more fully described in the Company's 2014 Annual Report on Form 10-K. Prior to the Refinancing, the Incremental Term Loans had a maturity date of April 4, 2018 and amortized principal quarterly at a rate of 1% per annum.

On July 29, 2014, the Company used a portion of the net proceeds from its initial public offering ("IPO"), along with cash on hand, to repay $90.0 million of the outstanding Incremental Term Loans under Townsquare Radio's Senior Secured Credit Facility. In addition, previously incurred deferred finance costs of $0.5 million related to the extinguished debt were written off to interest expense in July 2014.

Prior to the Refinancing, the Incremental Term Loans bore interest (subsequent to an amendment entered into November 7, 2012), at Townsquare Radio's election, at the Eurodollar Rate (as defined in the Credit Agreement governing the Senior Secured Credit Facility (the "Credit Agreement")) plus 3.50% or the Base Rate (as defined in the Credit Agreement) plus 2.50%. As of March 31, 2015, the effective interest rate on the Incremental Term Loans was 3.7%.

Prior to the Refinancing, the Incremental Term Loans were guaranteed by the holdings of each subsidiary of Townsquare Radio on substantially all of the tangible and intangible assets.

Prior to the Refinancing, as of March 31, 2015, based on available market information, the estimated fair value of the Incremental Term Loans and Revolving Credit Facility was approximately $108.7 million and $9.8 million, respectively.

Annual maturities of the Company's long-term debt as of March 31, 2015 are payable as follows:

(in thousands)
2015 (remainder)	$971
2016	11,301
2017	1,220
2018	107,759
2019	410,900
$532,151

On April 1, 2015, the Company successfully completed the refinancing of its outstanding capital structure (the "Refinancing"). The Refinancing consisted of $300.0 million in aggregate principal amount of its 6.5% senior notes due 2023 (the "2023 Notes") and a new senior secured credit facility, including a new seven-year, $275.0 million term loan facility (the "New Term Loan Facility") and a new five-year, $50.0 million revolving credit facility (the "New Revolving Credit Facility" and, together with the New Term Loan Facility, the "New Senior Secured Credit Facility"). The initial per annum interest rate applicable to the New Term Loan Facility is 4.25%, based on current LIBOR levels, a 1.00% LIBOR floor and an applicable margin of 325 basis points. The per annum interest rate applicable to the New Revolving Credit Facility is based on current LIBOR levels and an applicable margin of 250 basis points (or an alternative base rate and an applicable margin of 150 basis points). The New Revolving Credit Facility was undrawn at the close of the Refinancing and remains undrawn. Net proceeds from the offering of the 2023 Notes and the borrowings under the New Term Loan Facility, together with cash on hand, were used to complete the redemption of the 2019 Notes, in aggregate principal amount of $410.9 million, issued by Townsquare Radio and Townsquare Radio, Inc., and to entirely repay all amounts outstanding under Townsquare Radio's existing Senior Secured Credit Facility, including both the Incremental Term Loans and Revolving Credit Facility.

8. Stockholders' Equity

The Company is authorized to issue 300,000,000 shares of Class A common stock, par value $0.01 per share, 50,000,000 shares of Class B common stock, par value $0.01 per share, 50,000,000 shares of Class C common stock, par value $0.01 per share and 50,000,000 shares of undesignated preferred stock.

As of March 31, 2015 the Company had 9,457,242 shares of Class A common stock, 9,508,878 warrants to purchase Class A common stock, 3,022,484 shares of Class B common stock and 4,894,480 shares of Class C common stock outstanding. The foregoing share totals exclude 3,082,298 of Class A common stock and 3,802,193 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $11.00  and $11.48 per share.

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

The fair value of the equity awards granted in 2014 were estimated on the date of grant using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the price of the Company's common stock, dividend yield and the risk-free rate. The below table summarizes the assumptions used when estimating the fair value of the equity awards:

Expected volatility	40.0%
Expected term	6.3 years
Risk free interest rate	2.0%
Expected dividend yield	0.0%

The options provide for immediate vesting and have an exercise price of between $11.00 and $11.48 per share. Due to the Company's lack of option exercise history, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The expected volatility was based on market conditions of comparable companies. The risk free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not issued dividends and therefore does not utilize a dividend yield in the calculation.

The following table summarizes stock option activity for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,924,903	$11.00
Granted	—	—
Exercised	—	—
Forfeited	(40,412)	11.00
Outstanding at March 31, 2015	6,884,491	$11.00	9.29	$12,716,058
Exercisable at March 31, 2015	6,884,491	$11.00	9.29	$12,716,058

The weighted average grant date fair value of stock options granted was $4.68.

The Company has issued stock to employees, former employees and independent directors. The fair value is equal to the market price of the Company's common stock on the date of the grant. The shares are subject to a Selldown Agreement, pursuant to which the FiveWire Media Ventures LLC ("FiveWire") (an entity formed for the purpose of investing in the Company by certain members of management, including Steven Price, Stuart Rosenstein, Alex Berkett, Dhruv Prasad and certain other individuals (together, the "FiveWire Holders")) and certain other members of management are subject to certain restrictions on sales of the Company's common stock held by them. Pursuant to the terms of the Selldown Agreement, the FiveWire Holders and certain other members of management are generally restricted from transferring a specified percentage (which is expected to range between 50% and 100%) of the shares of the Company's common stock held by them at the closing of the IPO. If Oaktree sells a portion of the shares of common stock or warrants to purchase common stock that it holds (the percentage of shares and warrants, collectively, held by Oaktree at such time that it sells in such a transaction, referred to as the "Sale Percentage"), the FiveWire Holders and management members will be permitted to sell a percentage of the shares of common stock and warrants held by them, up to an amount equal to the Sale Percentage. The Selldown Agreement will terminate on the earlier of (i) the date that Oaktree no longer holds at least 10% of the shares of common stock and warrants exercisable for common stock, collectively, held by Oaktree immediately following closing of the IPO, and (ii) the third anniversary of the closing of the IPO.

There was no restricted stock activity during the three months ended March 31, 2015.

9. Income Taxes

For the three months ended March 31, 2015, the Company recorded income tax expense of $0.1 million on pre-tax income from continuing operations of $0.2 million, resulting in an effective tax rate for the three months ended March 31, 2015 of approximately 43%.

The Company's effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended March 31, 2015 primarily relates to state and local income taxes.

Prior to the Company’s IPO, for income tax purposes the Company was principally comprised of limited liability entities, which were not subject to federal and certain state income taxes at the entity level and certain corporations whose operations were subject to income taxes at the company level. Upon completion of the IPO and the conversion of the parent entity into a corporation (“the LLC Conversion”) all of the Company’s operations became subject to income taxes at the corporation level. For the three months ended March 31, 2014, the Company recorded income tax expense of $0.1 million, which is primarily composed of state taxes.

The statements of operations for the interim period in 2014 give pro forma effect to the income tax expense which would have been reported had the operations of the Company been subject to federal and state income taxes throughout the period.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	December 31, 2014	March 31, 2015
Accrued compensation and benefits	$10,930	$3,646
Accrued professional fees	1,793	1,341
Accrued commissions	1,983	2,069
Accrued taxes	862	871
Accrued music and FCC licensing	228	524
Accrued publisher fees	498	529
Accrued national representation fees	1,344	850
Accrued other	3,701	2,785
	$21,339	$12,615

11. Commitments and Contingencies

Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $4.7 million and $4.0 million for the three months ended March 31, 2014 and 2015, respectively. Total rental expense includes costs incurred for live events including venue and equipment rentals.

At March 31, 2015, the total minimum annual rental commitments under noncancelable operating leases are as follows:

(in thousands)
2015 (remainder)	$7,002
2016	8,940
2017	7,748
2018	6,452
2019	5,288
Thereafter	12,692
Total minimum payments	$48,122

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of March 31, 2015 is approximately $17.6 million and is expected to be paid in accordance with the agreements through October 2018.

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

The following table presents the Company’s reportable segment results for the three months ended March 31, 2014:

	(in thousands)
	Local Advertising	Live Events	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2014
Net revenue	$65,272	$7,767	$6,122	$—	$79,161
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	45,074	6,696	6,482	—	58,252
Depreciation and amortization	3,324	98	814	151	4,387
Corporate expenses	—	—	—	4,767	4,767
Stock-based compensation	—	—	—	159	159
Transaction costs	—	—	—	28	28
Net gain on sale of assets	—	—	—	(110)	(110)
Operating income (loss)	$16,874	$973	$(1,174)	$(4,995)	$11,678
Capital expenditures	$579	$188	$970	$258	$1,995

The following table presents the Company’s reportable segment results for the three months ended March 31, 2015:

	(in thousands)
	Local Advertising	Live Events	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2015
Net revenue	$65,053	$8,166	$7,899	$—	$81,118
Direct operating expenses, excluding depreciation and amortization	46,202	7,572	7,555	—	61,329
Depreciation and amortization	2,796	223	219	433	3,671
Corporate expenses	—	—	—	5,240	5,240
Transaction costs	—	—	—	47	47
Net gain on sale of assets	—	—	—	(7)	(7)
Operating income (loss)	$16,055	$371	$125	$(5,713)	$10,838
Capital expenditures	$681	$705	$1,353	$394	$3,133

Note 13. Pro Forma Loss Per Common Share

Pro forma basic and diluted net loss per common share have been computed to give effect to the assumed conversion of the units and warrants to purchase units of Townsquare Media, LLC into Class A, Class B, and Class C common stock and warrants and options to purchase common stock of Townsquare Media, Inc. upon the completion of the IPO of the Company’s common stock. In addition, the pro forma net loss applied in computing the pro forma basic and diluted net loss per share is based upon the Company’s historical net loss as adjusted to reflect the conversion of the Company from a limited liability company into a Delaware corporation. Prior to such conversion, the Company was treated as a partnership and generally was not subject to income taxes. The pro forma net loss, therefore, includes adjustments for income tax expense as if the Company had been a corporation and subject to income taxes at an assumed combined federal, state, and local income tax rate of 39.4%.

The following table sets forth the computation of basic and diluted pro forma net loss per share:

(in thousands, except per share data)
Three Months Ended March 31, 2014
Numerator:
Pro forma net loss	$(266)

Denominator:
Weighted average shares of common stock outstanding	7,887
Effect of dilutive common stock equivalents	—

Weighted average diluted common shares outstanding	7,887

Pro forma net loss per share:
Basic	$(0.03)
Diluted	$(0.03)

The Company had the following dilutive securities that were not included in the computations of historical and pro forma net loss per share as they were considered anti-dilutive:

Three Months Ended March 31, 2014
Warrants	9,508,878
Stock options	—

14. Subsequent Events

The Company evaluated the consolidated financial statements for subsequent events through May 7, 2015, the date the consolidated financial statements were available to be issued. Except as stated below, the Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

On April 1, 2015, the Company closed an offering of $300.0 million in aggregate principal amount of its 2023 Notes and entered into the New Senior Secured Credit Facility, including the $275.0 million New Term Loan Facility and the $50.0 million New Revolving Credit Facility, the latter of which was undrawn at closing and remains undrawn (see Note 7—Long-Term Debt).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis (“MD&A”) is intended to provide the reader with an overall understanding of our financial condition, results of operations, cash flows and sources and uses of cash. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. In addition, we also provide a discussion of accounting policies that require critical judgments and estimates as well as discuss certain risks and uncertainties that could cause our actual future results to differ materially from our historical results or our current expectations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this quarterly report.

Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, and other factors mentioned in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2014 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

Local Advertising

Our Local Advertising segment is composed of 311 owned and operated radio stations and over 325 owned and operated local websites serving 66 small and mid-sized markets. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities.

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

Our Local Advertising contracts are generally short-term. In the local media industry, companies sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash. Barter revenue totaled $2.7 million and $3.0 million for the three months ended March 31, 2014 and 2015, respectively. Barter expense totaled $2.4 million and $2.9 million for three months ended March 31, 2014 and 2015, respectively.

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

Live Events

Our primary source of Live Events net revenue is from ticket sales. Our live events also generate substantial net revenue through the sale of sponsorships, concessions, merchandise and other ancillary products and services. Live event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our live event net revenue. In certain cases, we mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather.

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

Macroeconomic Indicators

Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce, U.S. GDP growth for the first quarter of 2015 was 0.2% based on the first quarter estimate as of April 29, 2015.

Emerging Growth Company

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b), and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act to hold a nonbinding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

Consolidated Results of Operations

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2015

The following table summarizes our historical consolidated results of operations:

	Three Months Ended March 31,
($ in thousands)	2014	2015	$ Change	% Change
Statement of Operations Data:
Local Advertising net revenue	$65,272	$65,053	$(219)	(0.3)%
Live Events net revenue	7,767	8,166	399	5.1%
Other Media and Entertainment net revenue	6,122	7,899	1,777	29.0%
Net revenue	79,161	81,118	1,957	2.5%
Operating Costs and Expenses:
Local Advertising direct operating expenses	45,074	46,202	1,128	2.5%
Live Events direct operating expenses	6,696	7,572	876	13.1%
Other Media and Entertainment direct operating expenses	6,482	7,555	1,073	16.6%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	58,252	61,329	3,077	5.3%
Depreciation and amortization	4,387	3,671	(716)	(16.3)%
Corporate expenses	4,767	5,240	473	9.9%
Stock-based compensation	159	—	(159)	(100.0)%
Transaction costs	28	47	19	67.9%
Net gain on sale of assets	(110)	(7)	103	93.6%
Total operating costs and expenses	67,483	70,280	2,797	4.1%
Operating income	11,678	10,838	(840)	(7.2)%
Other expense:
Interest expense, net	12,080	10,561	(1,519)	(12.6)%
Other expense, net	37	48	11	29.7%
Total other expense	12,117	10,609	(1,508)	(12.4)%
(Loss) income before income taxes	(439)	229	668	152.2%
Provision for income taxes	91	98	7	7.7%
Net (loss) income	$(530)	$131	$661	124.7%

Net Revenue

Net revenue for the three months ended March 31, 2015 increased approximately $2.0 million, or 2.5%, as compared to the three months ended March 31, 2014. The increase was composed of a decrease in Local Advertising net revenue of $0.2 million, offset by a $0.4 million increase in Live Events net revenue and a $1.8 million increase in Other Media and Entertainment net revenue, as further detailed below.

Local Advertising net revenue declined primarily as a result of decreases in political Local Advertising net revenue of $0.3 million, which was partially offset by increases in non-political Local Advertising net revenue of $0.1 million. Live Events net revenue grew as a result of increases in the number, attendance and revenue per attendee of our live events. Other Media and Entertainment net revenue grew as a result of increases within our digital marketing services and national digital assets, which was partially offset by a decrease in e-commerce net revenue.

Direct Operating Expenses

Direct operating expenses for the three months ended March 31, 2015 increased approximately $3.1 million, or 5.3%, as compared to the three months ended March 31, 2014. The increase was composed of increases of $1.1 million in Local Advertising direct operating expenses, $0.9 million in Live Events direct operating expenses and $1.1 million in Other Media and Entertainment direct operating expenses, as further detailed below.

Local Advertising direct operating expenses increased as a result of increases in variable costs, including sales related expenses. Live Events direct operating expenses increased as a result of increases in the number and size of our events, as well as increased headcount in support of planned events during the remainder of 2015. Other Media and Entertainment direct operating expenses commensurate with net revenue growth within our digital marketing services and national digital assets.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2015 decreased approximately $0.7 million, or 16.3%, as compared to the three months ended March 31, 2014, primarily relating to software development costs.

Corporate Expenses

Corporate expense for the three months ended March 31, 2015 increased approximately $0.5 million, or 9.9%, as compared to the three months ended March 31, 2014. This is primarily a result of increases in costs associated with being a public company.

Stock-based Compensation

There was no stock-based compensation for the three months ended March 31, 2015. On January 14, 2014, the Company distributed certain equity units to selected employees as compensation. The Company valued these units based upon a December 2013 market transaction with an unrelated third party and recorded $0.2 million in compensation expense in the first quarter of 2014.

Transaction Costs

Transaction costs for the three months ended March 31, 2015 remained relatively unchanged, as compared to the three months ended March 31, 2014.

Gain on Sale of Assets

Gain on sale of assets for the three months ended March 31, 2015 decreased approximately $0.1 million, or 93.6%, as compared to the three months ended March 31, 2014. In the comparable prior year period, the gain consisted of $0.1 million of proceeds received for the sale of a portion of land in Lubbock, Texas.

Other Expense

Interest expense, net is the major component of other expense. Interest expense, net for the three months ended March 31, 2015, decreased approximately $1.5 million, or 12.6%, as compared to the three months ended March 31, 2014. The decrease was primarily a result of us using a portion of the net proceeds from our IPO in July 2014, along with cash on hand, to repay $90.0 million of the outstanding Incremental Term Loans under Townsquare Radio's Senior Secured Credit Facility and the $32.2 million outstanding balance on our Senior PIK Notes, which consisted of principal of $30.0 million and accrued PIK interest of $2.2 million. The table below illustrates the current year and prior year components of our interest expense, net.

	Three Months Ended March 31,
	2014	2015
($ in thousands)
Unsecured Senior Notes	$8,822	$8,822
Incremental Term Loans	1,865	1,147
Subordinated Notes	760	—
Capital loans and other	10	16
Loan origination cost	624	576
Interest income	(1)	—
Interest expense, net	$12,080	$10,561

Provision for income taxes

For the three months ended March 31, 2015, we recorded income tax expense of approximately $0.1 million on pre-tax income from continuing operations of $0.2 million, resulting in an effective tax rate for the three months ended March 31, 2015 of approximately 43%.

Our effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended March 31, 2015 primarily relates to state and local income taxes.

Prior to our IPO, for income tax purposes we were comprised principally of limited liability entities, which were not subject to federal and certain state income taxes at the entity level and certain corporations whose operations were subject to income taxes at the company level. Upon completion of our IPO and the LLC Conversion, all of our operations became subject to income taxes at the corporation level. For the three months ended March 31, 2014, we recorded income tax expense of approximately $0.1 million, which is primarily composed of state taxes.

Liquidity and Capital Resources

	Three Months Ended March 31,
($ in thousands)	2014	2015
Cash provided by operating activities	14,195	19,981
Cash used in investing activities	(2,079)	(5,785)
Cash used in financing activities	(424)	(445)
Net increase in cash	$11,692	$13,751

We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months. As of March 31, 2015, prior to the Refinancing, the total amount of revolving credit capacity available to us was $15.0 million under Townsquare Radio's Senior Secured Credit Facility. On October 31, 2014 we drew-down $10.0 million on Townsquare Radio's Revolving Credit Facility to fund a portion of the consideration for the WE Fest acquisition more fully described in Note 4 of this quarterly report. As of March 31, 2015, prior to the Refinancing we had $532.2 million of outstanding indebtedness with annual debt service requirements of approximately $42.8 million. As of March 31, 2015, on a pro forma basis after giving effect to the completion of the Refinancing, more fully described in Note 7 of this quarterly report we would have had $575.4 million of outstanding indebtedness with annual debt service requirements of approximately $34.2 million.

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

Cash Flow

As of March 31, 2015, we had a total of $38.2 million of cash in our operating bank accounts that was not subject to principal market fluctuations. As of March 31, 2015, we had accounts receivable totaling $52.6 million from our customers who have historically evidenced an average collection cycle of 58 days.

Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2014 were $14.2 million, primarily driven by $5.3 million in cash generated by operations and a decrease in our net operating assets and liabilities of $8.9 million. The decrease in our net operating assets and liabilities primarily consisted of an increase in accrued interest of $9.2 million on our bond, payable semiannually each April 1 and October 1.

Cash flows provided by operating activities for the three months ended March 31, 2015 were $20.0 million, primarily driven by $3.7 million in cash generated by operations and a decrease in our net operating assets and liabilities of $16.3 million. The decrease in our net operating assets and liabilities primarily consisted of (i) a $9.7 million increase in accrued interest of which, $9.2 million relates to our bond due April 1 and October 1 each year, (ii) a $8.6 million decrease in accounts receivable as a result of increased collection efforts and an improvement in our average collection cycle and (iii) an $1.5 million increase in prepaid expenses primarily relating to our live events business.

Investing Activities

Currently, our investing activities primarily relate to our continued investment in acquisitions which are consistent with our strategy to prudently invest in market leading media properties in small and mid-sized markets. Additionally, our investing activities include payments made for capital expenditures. Cash used in investing activities for the three months ended March 31, 2014 and 2015 was $2.1 million and $5.8 million, respectively. Cash used in investing activities relating to acquisitions for the three months ended March 31, 2014 and 2015 were $0.2 million and $2.7 million, respectively. Cash used in investing activities relating to capital expenditures for the three months ended March 31, 2014 and 2015 were $2.0 million and $3.1 million, respectively. We believe that our capital structure provides adequate liquidity and scale for us to pursue and finance potential strategic acquisitions in the future.

Financing Activities

Cash flows used in financing activities for the three months ended March 31, 2014 were $0.4 million, primarily consisting of (i) $0.3 million of principal payments on our outstanding debt and (ii) $0.1 million in fees relating to debt financing costs.

Cash flows used in financing activities for the three months ended March 31, 2015 were $0.4 million and primarily consisted of (i) $0.3 million of principal payments on our outstanding debt and (ii) $0.1 million of payments for costs relating to our IPO.

We have historically serviced our debt obligations from funds generated from operating activities. We believe that our cash balance, together with our revolver capacity and cash generated by operating activities, will be sufficient to fund our operations, service our debt obligations and pursue our strategy in the future.

Financing Arrangements

Senior Secured Credit Facility

Townsquare Radio, a subsidiary of the Company, as borrower, is party to the Senior Secured Credit Facility. Townsquare Radio has incurred $207.0 million of term loans under the Senior Secured Credit Facility. On July 11, 2014, we entered into an amendment to the Senior Secured Credit Facility that provides for up to $25.0 million of borrowings under the Revolving Credit Facility. On October 31, 2014 we borrowed $10.0 million under the Revolving Credit Facility to partially finance the WE Fest acquisition. As of March 31, 2015, we have $15.0 million remaining under the Revolving Credit Facility. On July 29, 2014 we used substantially all of the net proceeds from our IPO, together with $37.0 million of cash on hand to repay $90.0 million of the Incremental Term Loans under the Senior Secured Credit Facility, leaving a remaining balance of $110.9 million as of March 31, 2015.

The Incremental Term Loans previously incurred under the Senior Secured Credit Facility mature six years from the closing of the Senior Secured Credit Facility, ending April 4, 2018. Revolving loans and swingline loans incurred under the Senior Secured Credit Facility mature four years from the closing of the Senior Secured Credit Facility, ending April 4, 2016. Subject to certain exceptions, the Senior Secured Credit Facility is subject to mandatory prepayments in amounts equal to:

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

As of March 31, 2015, we were in compliance with the covenants contained in our Senior Secured Credit Facility.

The Senior Secured Credit Facility was repaid on April 1, 2015 as part of the Refinancing. See "The Refinancing" below.

9.00% Unsecured Senior Notes Due 2019

On April 4, 2012, Townsquare Radio and Townsquare Radio, Inc. (together, the “Issuers”) issued $265.0 million aggregate principal amount of the 2019 Notes pursuant to an indenture among the Issuers, the guarantors signatory thereto and Wilmington Trust, National Association, as trustee. On November 14, 2013, the Issuers issued an additional $145.9 million aggregate principal amount of the 2019 Notes pursuant to the indenture. The 2019 Notes are general senior obligations of the Issuers and are guaranteed by certain of the Issuers’ restricted subsidiaries that guarantee other indebtedness of the Issuers or guarantors, including the Senior Secured Credit Facility.

On March 2, 2015, we delivered a conditional notice of redemption (the "Notice") to the trustee of the 2019 Notes. The Notice called for the redemption of the remaining $410.9 million aggregate principal amount of the 2019 Notes on April 1, 2015 and was conditioned on the completion of the Refinancing. The redemption price for the 2019 Notes was 106.750% of the principal amount redeemed, which amount is equal to $1,067.50 per $1,000.00 principal amount, plus accrued and unpaid interest to the redemption date, in accordance with the provisions of the indenture governing the 2019 Notes.

The 2019 Notes were redeemed on April 1, 2015 as part of the Refinancing, See "The Refinancing" below.

The Refinancing

On April 1, 2015, we successfully completed the Refinancing, which consisted of $300.0 million in aggregate principal amount of our 2023 Notes and the New Senior Secured Credit Facility, including the $275.0 million New Term Loan Facility and the $50.0 million New Revolving Credit Facility. The initial per annum interest rate applicable to the New Term Loan Facility is 4.25%, based on current LIBOR levels, a 1.00% LIBOR floor and an applicable margin of 325 basis points. The per annum interest rate applicable to the New Revolving Credit Facility is based on current LIBOR levels and an applicable margin of 250 basis points (or an alternative base rate and an applicable margin of 150 basis points). The New Revolving Credit Facility was undrawn at close and remains undrawn. Net proceeds from the offering of the 2023 Notes and the borrowings under the New Term Loan Facility, together with cash on hand, were used to complete the redemption of the 2019 Notes, in aggregate principal amount of $410.9 million and to entirely repay all amounts outstanding under Townsquare Radio's existing Senior Secured Credit Facility, including both the Incremental Term Loans and the Revolving Credit Facility.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements or transactions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our significant estimates, including those related to bad debts, intangible assets, income taxes, contingencies and purchase price allocations. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates under different assumptions or conditions.

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest, which provides guidance on simplifying the presentation of debt issuance costs. The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. We are currently assessing the potential impact of ASU No. 2015-03 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following discussion should be read together with our consolidated financial statements and related notes to consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed within our audited consolidated financial statements, related notes to audited consolidated financial statements included in our 2014 Annual Report on Form 10-K.

Interest Rate Risk

At March 31, 2015 we had cash of $38.2 million, as such we do not believe our cash has significant risk of default or illiquidity.

As of March 31, 2015 we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under the 2019 Notes.

Our primary interest rate exposure as of March 31, 2015 was due to interest rate fluctuations, specifically the impact of LIBOR interest rates on the Incremental Term Loans. We anticipate such interest rate risk with respect to our New Term Loan Facility will remain a market risk exposure for the foreseeable future.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2014 Annual Report on Form 10-K for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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