Form 10-Q
period 2015-06-30
Townsquare Media, Inc.
filed 2015-08-05
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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

As of August 4, 2015, the registrant had 17,374,857 outstanding shares of common stock consisting of: (i) 9,457,893 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 4,894,480 shares of Class C common stock, par value $0.01 per share. The registrant also had 9,508,878 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and per Share Data)
(unaudited)

	December 31, 2014	June 30, 2015
ASSETS
Current assets:
Cash	$24,462	$30,383
Accounts receivable, net of allowance of $3,350 and $3,064, respectively	61,151	62,685
Prepaid expenses and other current assets	7,553	10,462
Total current assets	93,166	103,530

Property and equipment, net	96,247	96,204
Intangible assets, net	505,839	505,762
Goodwill	242,300	249,109
Deferred financing costs, net	9,636	9,433
Investments	484	484
Other assets	413	341
Total assets	$948,085	$964,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,747	$8,501
Current portion of long-term debt	1,293	2,912
Deferred revenue	14,299	17,597
Accrued expenses and other current liabilities	21,339	15,513
Accrued interest	9,245	4,907
Total current liabilities	52,923	49,430
Long-term debt, less current portion, (inclusive of bond premium of $7,203 and $0, respectively)	538,383	571,732
Deferred tax liability	11,644	5,631
Other long-term liabilities	973	1,265
Total liabilities	603,923	628,058
Commitments and contingencies (See Note 11)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized and 9,457,242 shares issued and outstanding at both December 31, 2014 and June 30, 2015	95	95
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized and 3,022,484 shares issued and outstanding at both December 31, 2014 and June 30, 2015	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized and 4,894,480 shares issued and outstanding at both December 31, 2014 and June 30, 2015	49	49
Total common stock	174	174
Additional paid-in capital	351,984	353,288
Accumulated deficit	(8,439)	(17,475)
Non-controlling interest	443	818
Total liabilities and stockholders’ equity	$948,085	$964,863
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Net revenue	$106,267	$117,516	$185,428	$198,634

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	71,478	82,297	129,730	143,626
Depreciation and amortization	4,331	3,613	8,718	7,284
Corporate expenses	6,157	6,603	10,924	11,843
Stock-based compensation	—	1,403	159	1,403
Transaction costs	(10)	125	18	172
Net (gain) loss on sale of assets	(26)	21	(136)	14
Total operating costs and expenses	81,930	94,062	149,413	164,342
Operating income	24,337	23,454	36,015	34,292
Other expenses:
Interest expense	12,122	8,246	24,202	18,807
Net loss on debt extinguishment	—	30,017	—	30,017
Other expense, net	—	36	37	84
Income (loss) before income taxes	12,215	(14,845)	11,776	(14,616)
Provision for (benefit from) income taxes	91	(6,111)	182	(6,013)
Net income (loss)	$12,124	$(8,734)	$11,594	$(8,603)

Net income (loss) attributable to:
Controlling interests	$11,705	$(9,132)	$11,175	$(9,036)
Non-controlling interests	419	398	419	433

Net loss per share:
Basic		$(0.50)		$(0.50)
Diluted		$(0.50)		$(0.50)

Pro forma C Corporation data (unaudited):
Historical income before income taxes	$12,215		$11,776
Pro forma income tax expense	4,752		4,581
Pro forma net income	$7,463		$7,195

Pro forma net income per share:
Basic	$0.95		$0.91
Diluted	$0.43		$0.41

Weighted average shares outstanding:	Pro Forma		Pro Forma
Basic	7,896	17,374	7,892	17,374
Diluted	17,405	17,374	17,401	17,374
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
Balance at January 1, 2015	9,457,242	3,022,484	4,894,480	9,508,878	$174	$351,984	$(8,439)	$443	$344,162
Net (loss) income	—	—	—	—	—	—	(9,036)	433	(8,603)
Offering costs	—	—	—	—	—	(99)	—	—	(99)
Stock-based compensation	—	—	—	—	—	1,403	—	—	1,403
Cash distribution	—	—	—	—	—	—	—	(58)	(58)
Balance at June 30, 2015	9,457,242	3,022,484	4,894,480	9,508,878	$174	$353,288	$(17,475)	$818	$336,805

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities:
Net income (loss)	$11,594	$(8,603)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	8,718	7,284
Amortization of deferred financing costs	1,263	917
Deferred income tax benefit	—	(6,013)
Provision for doubtful accounts	964	15
Stock-based compensation expense	159	1,403
Non-cash interest expense	1,539	—
Amortization of bond premium	(848)	(424)
Write-off of deferred financing costs	—	9,061
Write-off of bond premium	—	(6,779)
Net (gain) loss on sale of assets	(136)	14
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,954)	(2,013)
Prepaid expenses and other assets	(1,026)	(2,976)
Accounts payable	886	1,754
Accrued expenses	(6,450)	(3,717)
Accrued interest	(84)	(4,338)
Other long-term liabilities	—	17
Net cash provided by (used in) operating activities	8,625	(14,398)
Cash flows from investing activities:
Payments for acquisitions, net of cash received	(849)	(6,606)
Acquisition of intangibles	(200)	(32)
Purchase of property and equipment	(4,628)	(5,812)
Proceeds from insurance settlement	—	450
Proceeds from sale of assets	199	80
Net cash used in investing activities	(5,478)	(11,920)
Cash flows from financing activities:
Offering costs	—	(99)
Repayment of long-term debt	(765)	(532,751)
Proceeds from the issuance of long-term debt	—	575,000
Debt financing costs	(259)	(9,775)
Cash distribution to non-controlling interest	—	(58)
Repayments of capitalized obligations	(74)	(78)
Net cash (used in) provided by financing activities	(1,098)	32,239
Net increase in cash	2,049	5,921
Cash:
Beginning of period	45,647	24,462
End of period	$47,696	$30,383

Supplemental Disclosure of Cash Flow Information:
Cash payments:
Payments to redeem long-term debt prior to contractual maturity	$—	$27,735
Interest	22,329	22,631
Income taxes	364	540
Barter transactions:
Barter revenue – included in net revenue	$6,040	$6,965
Barter expense – included in direct operating expenses	5,289	6,390
See Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Description of the Business

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

As of June 30, 2015, the Company owned and operated 310 radio stations, over 325 search engine and mobile-optimized local websites and approximately 500 live events serving 66 small and mid-sized U.S. markets, making the Company the third largest owner of radio stations in the United States by number of radio stations owned.  The Company supplements its local offerings with the nationwide reach of its owned, operated and affiliated music and entertainment websites, which, on a combined basis, attracted the largest audience among music-focused digital advertising networks, as well as certain larger scale live events.  Funds managed by Oaktree Capital Management, L.P. ("Oaktree") are the Company’s largest equity holder.

2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies since December 31, 2014. For the Company's detailed accounting policies please refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report on Form 10-K") filed with the Securities and Exchange Commission ("SEC") on March 16, 2015.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

Recently Issued Accounting Standards

In May of 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard will replace all current U.S. GAAP related to revenue recognition and will eliminate all industry-specific guidance. The core principle of this new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of this new standard. As a result, public companies will apply the new revenue standard to annual reporting periods beginning after December 15, 2017. The Company is currently assessing the potential impact ASU 2014-09 will have on its financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest, which provides guidance on simplifying the presentation of debt issuance costs. The standard requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction from the carrying amount of such debt, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The new guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company does not believe adoption of ASU 2015-03 will have a material impact on its financial statements, as this new standard is presentation-only in nature.

3. Interim Financial Data

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2014 Annual

Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for completed financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three and six months ended June 30, 2015 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2015. The consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements at that date.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its significant estimates, including those related to bad debts, intangible assets, income taxes, contingencies and purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates under different assumptions or conditions.

4. Significant Acquisitions

FACE, Festivals and Concert Events, Inc. Acquisition: On October 31, 2014, the Company through a subsidiary of Townsquare Live Events, LLC ("Townsquare Live Events"), purchased substantially all of the assets of FACE, Festivals and Concert Events, Inc. ("WE Fest"), for approximately $21.5 million, net of closing adjustments, and 100,000 of the Company's Class A common shares valued at $1.2 million. Cash consideration was satisfied from cash on hand, a $10.0 million draw-down on the revolving credit facility of one of the Company's indirect wholly owned subsidiaries in existence at the time and a working capital adjustment of approximately $3.7 million. The Company estimated the fair value of acquired trademarks using the relief from royalty method. This transaction has been accounted for as a business combination with $3.4 million allocated to the trademark and $22.2 million allocated to goodwill. The total amount of goodwill that is expected to be deductible for tax purposes is $22.2 million.

The purchase price allocation was as follows:

(in thousands)
Other current assets	$197
Trademark	3,402
Property and Equipment	890
Goodwill	22,208
Deferred revenue	(3,922)
Total purchase price	$22,775

There were no significant acquisitions during the six months ended June 30, 2015.

Pro-Forma Results: The following table illustrates the unaudited pro-forma information reflecting net revenue and net income for the three and six months ended June 30, 2014 as if the WE Fest transaction had occurred on January 1, 2014. The unaudited pro-forma amounts are for informational purposes only and do not purport to represent what the Company’s actual results of operations would have been if the transactions had been completed as of January 1, 2014 or any other historical date, nor is it reflective of the Company’s expected actual results of operations for any future periods.

	(in thousands)
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net revenue	$106,267	$185,428
Net income	11,397	10,139

5. Property and Equipment

	(in thousands)
	December 31, 2014	June 30, 2015
Land and improvements	$25,275	$25,275
Buildings and leasehold improvements	30,889	31,337
Broadcast equipment	71,002	71,595
Computer and office equipment	8,093	9,713
Furniture and fixtures	5,460	6,266
Transportation equipment	7,622	7,852
Software development costs	13,366	15,395
	161,707	167,433
Less: Accumulated depreciation and amortization	(65,460)	(71,229)
Property and equipment, net	$96,247	$96,204

Depreciation and amortization expense was $3.8 million and $3.0 million for the three months ended June 30, 2014 and 2015, respectively and $7.7 million and $6.1 million for the six months ended June 30, 2014 and 2015, respectively.

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

The following represents the changes in goodwill for the six months ended June 30, 2015:

(in thousands)
Balance, January 1, 2015	$242,300
Local Advertising acquisitions	113
Live Events acquisitions	6,696
Balance, June 30, 2015	$249,109

Intangible assets consist of the following as of the dates indicated:

		(in thousands)
	Estimated Useful Life	December 31, 2014	June 30, 2015
Intangible Assets:
FCC licenses	Indefinite	$487,804	$487,837
Customer and advertising relationships	10 years	14,317	14,317
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	637	637
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademark	15 years	9,438	10,544
Other intangibles	3 years	500	500
Total		514,689	515,828
Less: Accumulated amortization		(8,850)	(10,066)
Net amount		$505,839	$505,762

Amortization expense for definite-lived intangible assets was $0.5 million and $0.6 million for the three months ended June 30, 2014 and 2015, respectively and $1.0 million and $1.2 million for the six months ended June 30, 2014 and 2015, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2015 is as follows:

(in thousands)
2015 (remainder)	$1,247
2016	2,428
2017	2,247
2018	1,448
2019	1,376
Thereafter	9,179
$17,925

7. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated:

	(in thousands)
	December 31, 2014	June 30, 2015
Townsquare Radio:
2019 Notes (inclusive of bond premium of $7,203 and $0, respectively)	$418,103	$—
Incremental Term Loans	111,164	—
Revolving Credit Facility	10,000	—

Townsquare Media:
2023 Notes	—	300,000
Term Loan	—	274,313

Capitalized obligations	409	331
	539,676	574,644
Less: current portion of long-term debt	(1,293)	(2,912)
	$538,383	$571,732

On April 1, 2015, the Company issued $300.0 million of new 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and a new Senior Secured Credit Facility, including a new seven year, $275.0 million term loan facility (the "Term Loan") and a new five year, $50.0 million revolving credit facility (the "Revolver" and together with the Term Loan, the "New Senior Secured Credit Facility"). The Term Loan has an initial interest rate of 4.25% (based on current LIBOR levels), a 1.00% LIBOR floor and an applicable margin of 325 basis points. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of June 30, 2015, the Company had no outstanding borrowings under the Revolver.

The proceeds from the 2023 Notes and Term Loan were used to redeem the 9% Unsecured Senior Notes due April 2019 issued by the Company's wholly-owned, indirect subsidiary Townsquare Radio, LLC ("Townsquare Radio") together with Townsquare Radio, Inc., as co-borrowers (the "2019 Notes"), and repay all outstanding borrowings under Townsquare Radio's existing Senior Secured Credit Facility (the "Incremental Term Loans"), including a $10.0 million Revolving Credit Facility. The Company paid $27.7 million in redemption premiums to holders of the 2019 Notes in connection with the redemption. In addition, the Company had a loss of $9.1 million and a gain of $6.8 million on the write-off of unamortized deferred financing costs and bond premium, respectively in connection with these repayments. The payment to holders of the 2019 Notes and the write-off of the unamortized deferred financing costs and bond premium are included in net loss on debt extinguishment in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2015.

The 2023 Notes are guaranteed on a senior basis by certain of the Company’s direct and indirect wholly-owned subsidiaries. Borrowings under the new Senior Secured Credit Facility are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, is secured by substantially all of the Company’s tangible and intangible assets.

As of June 30, 2015, based on available market information, the estimated fair values of the 2023 Notes and the Term Loan were $297.8 million and $274.7 million, respectively.

Annual maturities of the Company's long-term debt as of June 30, 2015 are payable as follows:

(in thousands)
2015 (remainder)	$1,455
2016	2,915
2017	2,836
2018	2,750
2019	2,750
Thereafter	561,938
$574,644

8. Stockholders' Equity

The Company is authorized to issue 300,000,000 shares of Class A common stock, par value $0.01 per share, 50,000,000 shares of Class B common stock, par value $0.01 per share, 50,000,000 shares of Class C common stock, par value $0.01 per share and 50,000,000 shares of undesignated preferred stock.

As of June 30, 2015 the Company had 9,457,242 shares of Class A common stock, 9,508,878 warrants to purchase Class A common stock, 3,022,484 shares of Class B common stock and 4,894,480 shares of Class C common stock outstanding. The foregoing share totals exclude 3,367,356 of Class A common stock and 3,802,193 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $11.00  and $13.02 per share.

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

The grant date fair value of the equity options granted during the six months ended June 30, 2015 was estimated using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company's common stock price, dividend yield and the risk-free rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted during the period.

Expected volatility	30.0%
Expected term	6.3 years
Risk free interest rate	2.1%
Expected dividend yield	0.0%

The equity options granted during the six months ended June 30, 2015 provide for immediate vesting and have an exercise price of $13.02 per share. Due to the Company's lack of option exercise history, the expected term was calculated using the simplified method defined as the midpoint between the vesting period and the contractual term of each award. The expected volatility was based on market conditions of the Company and comparable companies. The risk free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not paid dividends and therefore did not utilize a dividend yield in the calculations.

The following table summarizes stock option activity for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,924,903	$11.00
Granted	316,000	13.02
Exercised	—	—
Forfeited	(71,354)	11.00
Outstanding at June 30, 2015	7,169,549	$11.09	9.1	$17,838,836
Exercisable at June 30, 2015	7,169,549	$11.09	9.1	$17,838,836

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2015 was $4.44. For the six months ended June 30, 2015, the Company recognized approximately $1.4 million of stock-based compensation expense with respect to the options granted.

The Company has issued stock to employees, former employees and independent directors. The fair value is equal to the market price of the Company's common stock on the date of the grant. The shares are subject to a Selldown Agreement, pursuant to which the FiveWire Media Ventures LLC ("FiveWire") (an entity formed for the purpose of investing in the Company by certain members of management, including Steven Price, Stuart Rosenstein, Dhruv Prasad and certain other individuals (together, the "FiveWire Holders")) and certain other members of management are subject to certain restrictions on sales of the Company's common stock held by them. Pursuant to the terms of the Selldown Agreement, the FiveWire Holders and certain other members of management are generally restricted from transferring a specified percentage (which is expected to range between 50% and 100%) of the shares of the Company's common stock held by them at the closing of the initial public offering. If Oaktree sells a portion of the shares of common stock or warrants to purchase common stock that it holds (the percentage of shares and warrants, collectively, held by Oaktree at such time that it sells in such a transaction, referred to as the "Sale Percentage"), the FiveWire Holders and management members will be permitted to sell a percentage of the shares of common stock and warrants held by them, up to an amount equal to the Sale Percentage. The Selldown Agreement will terminate on the earlier of (i) the date that Oaktree no longer holds at least 10% of the shares of common stock and warrants exercisable for common stock, collectively, held by Oaktree immediately following closing of the initial public offering, and (ii) the third anniversary of the closing of the initial public offering.

There was no restricted stock activity during the six months ended June 30, 2015.

9. Income Taxes

The Company's effective tax rate for the six months ended June 30, 2015 was approximately 41.1%. The effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 35% for the six months ended June 30, 2015 primarily relates to state and local income taxes.

Prior to the Company’s initial public offering ("IPO"), for income tax purposes the Company was principally comprised of limited liability entities, which were not subject to federal and certain state income taxes at the entity level and certain corporations whose operations were subject to income taxes at the company level. Upon completion of the initial public offering and the conversion of the parent entity into a corporation (“the LLC Conversion”) all of the Company’s operations became subject to income taxes at the corporation level.

The statements of operations for the interim period in 2014 give pro-forma effect to the income tax expense which would have been reported had the operations of the Company been subject to federal and state income taxes throughout the period.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	December 31, 2014	June 30, 2015
Accrued compensation and benefits	$10,930	$5,186
Accrued professional fees	1,793	800
Accrued commissions	1,983	2,438
Accrued taxes	862	836
Accrued music and FCC licensing	228	1,343
Accrued publisher fees	498	425
Accrued national representation fees	1,344	1,007
Accrued other	3,701	3,478
	$21,339	$15,513

11. Commitments and Contingencies

Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $4.7 million and $4.8 million for the three months ended June 30, 2014 and 2015, respectively, and $9.4 million and $8.8 million for the six months ended June 30, 2014 and 2015, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.

At June 30, 2015, the total minimum annual rental commitments under non-cancelable operating leases are as follows:

(in thousands)
2015 (remainder)	$4,731
2016	9,220
2017	8,021
2018	6,703
2019	5,532
Thereafter	12,874
Total minimum payments	$47,081

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of June 30, 2015 is approximately $16.0 million and is expected to be paid in accordance with the agreements through October 2018.

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

12. Segment Reporting

The Company has two reportable segments, Local Advertising, which provides advertising via broadcast and digital delivery within our local markets, and Live Events, which is composed of a diverse range of live events, which we create, promote and produce, including music concerts, multi-day music festivals, consumer expositions and trade shows, athletic events, lifestyle events and other forms of entertainment. The Company reports the remainder of its business in its Other Media and Entertainment category, which principally provide digital marketing services, e-commerce solutions and digital advertising services nationally. The following disclosures are consistent with the management decision-making process that determines the allocation of resources and measurement of performance.

The following table presents the Company’s reportable segment results for the three months ended June 30, 2014:

	(in thousands)
	Local Advertising	Live Events	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended June 30, 2014
Net revenue	$78,050	$19,745	$8,472	$—	$106,267
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	47,913	15,501	8,064	—	71,478
Depreciation and amortization	3,249	113	776	193	4,331
Corporate expenses	—	—	—	6,157	6,157
Transaction costs	—	—	—	(10)	(10)
Net (gain) on sale of assets	—	—	—	(26)	(26)
Operating income (loss)	$26,888	$4,131	$(368)	$(6,314)	$24,337

The following table presents the Company’s reportable segment results for the three months ended June 30, 2015:

	(in thousands)
	Local Advertising	Live Events	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended June 30, 2015
Net revenue	$78,531	$29,706	$9,279	$—	$117,516
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	47,922	26,395	7,980	—	82,297
Depreciation and amortization	2,639	250	252	472	3,613
Corporate expenses	—	—	—	6,603	6,603
Stock-based compensation	948	138	111	206	1,403
Transaction costs	—	—	—	125	125
Net loss on sale of assets	—	—	—	21	21
Operating income (loss)	$27,022	$2,923	$936	$(7,427)	$23,454

The following table presents the Company’s reportable segment results for the six months ended June 30, 2014:

	(in thousands)
	Local Advertising	Live Events	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Six Months Ended June 30, 2014
Net revenue	$143,322	$27,512	$14,594	$—	$185,428
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	92,987	22,197	14,546	—	129,730
Depreciation and amortization	6,573	211	1,590	344	8,718
Corporate expenses	—	—	—	10,924	10,924
Stock-based compensation	—	—	—	159	159
Transaction costs	—	—	—	18	18
Net (gain) on sale of assets	—	—	—	(136)	(136)
Operating income (loss)	$43,762	$5,104	$(1,542)	$(11,309)	$36,015
Capital expenditures	$1,301	$744	$1,978	$605	$4,628

The following table presents the Company’s reportable segment results for the six months ended June 30, 2015:

	(in thousands)
	Local Advertising	Live Events	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Six Months Ended June 30, 2015
Net revenue	$143,584	$37,872	$17,178	$—	$198,634
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	94,124	33,967	15,535	—	143,626
Depreciation and amortization	5,435	473	471	905	7,284
Corporate expenses	—	—	—	11,843	11,843
Stock-based compensation	948	138	111	206	1,403
Transaction costs	—	—	—	172	172
Net loss on sale of assets	—	—	—	14	14
Operating income (loss)	$43,077	$3,294	$1,061	$(13,140)	$34,292
Capital expenditures	$1,571	$1,114	$1,973	$1,154	$5,812

Note 13. Net Income (Loss) Per Common Share

The following table sets forth the computations of basic and diluted pro forma net income per share for the three and six months ended June 30, 2014, as well as the computation of basic and diluted net loss per common share for the three and six months ended June 30, 2015.

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	Pro forma		Pro forma
Numerator:
Net income (loss)	$7,463	$(8,734)	$7,195	$(8,603)

Denominator:
Weighted average shares of common stock outstanding	7,896	17,374	7,892	17,374
Effect of dilutive common stock equivalents	9,509	—	9,509	—

Weighted average diluted common shares outstanding	17,405	17,374	17,401	17,374

Net income (loss) per share:
Basic	$0.95	$(0.50)	$0.91	$(0.50)
Diluted	$0.43	$(0.50)	$0.41	$(0.50)

The basic and diluted pro forma net income per share computations for the three and six months ended June 30, 2014 have been computed to give effect to the assumed conversion of the units and warrants to purchase units of Townsquare Media, LLC into Class A, Class B and Class C common stock, warrants and options to purchase common stock of Townsquare Media, Inc. upon the completion of the initial public offering of the Company’s common stock. In addition, the 2014 pro forma net income is based on the Company’s historical net income as adjusted to reflect the conversion of the Company from a limited liability company into a Delaware corporation. Prior to such conversion, the Company was treated as a partnership and generally was not subject to income taxes. The 2014 pro forma net income, therefore, includes adjustments for income tax expense as if the Company had been a corporation and was subject to income taxes at an assumed combined federal, state, and local income tax rate of 38.9%.

There were no antidilutive common stock equivalents for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2015, the calculation of weighted average shares for diluted net loss per share does not include 9,508,878 warrants and options to purchase shares of common stock of 7,024,316 and 6,991,509, respectively because their effects were antidilutive.

Note 14. Subsequent Events

The Company evaluated the consolidated financial statements for subsequent events through the date the consolidated financial statements were issued. Except those stated below, the Company is not aware of any other subsequent events that would require recognition or disclosure in the consolidated financial statements.

On July 17, 2015, Townsquare entered into an agreement to sell 43 towers to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") for approximately $22.8 million in cash, subject to closing adjustments (the “Tower Sale”).

The 43 towers being divested are located on 41 sites in 28 markets and presently house antenna which broadcast certain of the Company’s radio stations, together with third party tenants who pay rent for similar space on such towers.  For a period of 35 years following the closing, including an initial term of 20 years and three optional 5-year renewal periods, the Company will pay $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers.  The Company has also entered into an agreement with Vertical Bridge whereby Vertical Bridge will serve as the exclusive marketing agent for the over 250 towers retained by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is intended to provide the reader with an overall understanding of our financial condition, results of operations, cash flows and sources and uses of cash. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. In addition, we also provide a discussion of accounting policies that require critical judgments and estimates as well as discuss certain risks and uncertainties that could cause our actual future results to differ materially from our historical results or our current expectations. This discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this quarterly report.

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

Local Advertising

Our Local Advertising segment is composed of 310 owned and operated radio stations and over 325 owned and operated local websites serving 66 small and mid-sized markets. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities.

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

Our Local Advertising contracts are generally short-term. In the local media industry, companies sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash. Barter revenue was $3.3 million and $4.0 million and barter expense was $2.9 million and $3.5 million for the three months ended June 30, 2014 and 2015, respectively. Barter revenue was $6.0 million and $7.0 million and barter expense was $5.3 million and $6.4 million for the six months ended June 30, 2014 and 2015, respectively.

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

A portion of the expenses attributable to the Other Media and Entertainment business is variable. These variable expenses primarily relate to sales costs, such as commissions. Certain technology infrastructure related to our digital marketing services, national digital assets and e-commerce business are generally fixed in nature.

Seasonality

Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters will generally produce the highest net revenue for the year. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all. In addition to advertising revenue seasonality, our Live Events net revenue exhibits seasonality resulting in the second quarter being the highest revenue period.

Macroeconomic Indicators

Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce GDP estimate as of July 30, 2015, U.S. GDP increased at an annual rate of 2.3% in the second quarter of 2015.

Emerging Growth Company

The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b), and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act to hold a non-binding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

Consolidated Results of Operations

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2015

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended June 30,
	2014	2015	$ Change	% Change
Statement of Operations Data:
Local Advertising net revenue	$78,050	$78,531	$481	0.6%
Live Events net revenue	19,745	29,706	9,961	50.4%
Other Media and Entertainment net revenue	8,472	9,279	807	9.5%
Net revenue	106,267	117,516	11,249	10.6%
Operating Costs and Expenses:
Local Advertising direct operating expenses	47,913	47,922	9	—%
Live Events direct operating expenses	15,501	26,395	10,894	70.3%
Other Media and Entertainment direct operating expenses	8,064	7,980	(84)	(1.0)%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	71,478	82,297	10,819	15.1%
Depreciation and amortization	4,331	3,613	(718)	(16.6)%
Corporate expenses	6,157	6,603	446	7.2%
Stock-based compensation	—	1,403	1,403	**
Transaction costs	(10)	125	135	**
Net (gain) loss on sale of assets	(26)	21	47	**
Total operating costs and expenses	81,930	94,062	12,132	14.8%
Operating income	24,337	23,454	(883)	(3.6)%
Other expense:
Interest expense	12,122	8,246	(3,876)	(32.0)%
Net loss on debt extinguishment	—	30,017	30,017	**
Other expense, net	—	36	36	**
Total other expense	12,122	38,299	26,177	**
Income (loss) before income taxes	12,215	(14,845)	(27,060)	**
Provision for (benefit from) income taxes	91	(6,111)	(6,202)	**
Net income (loss)	$12,124	$(8,734)	$(20,858)	**

**Percent change not meaningful.

Net Revenue

Net revenue for the three months ended June 30, 2015 increased $11.2 million, or 10.6%, as compared to the the same period in 2014. This was primarily due to an increase in net revenue from Live Events of $10.0 million, or 50.4%, as compared to the same period in 2014, which was the result of increases in attendance and revenue per attendee of our live events. We have continued to make strategic investments in our live event portfolio that have positively contributed to our net revenues. In addition, Other Media and Entertainment net revenue increased $0.8 million, or 9.5%, as compared to the same period in 2014 primarily as a result of an increase within our digital marketing services offering.

Direct Operating Expenses

Direct operating expenses for the three months ended June 30, 2015 increased $10.8 million, or 15.1%, as compared to the the same period in 2014. As described in further detail below, this was mainly due to an increase in Live Events direct operating expenses in the second quarter of 2014.

Live Events direct operating expenses for the three months ended June 30, 2015 increased $10.9 million, or 70.3%, as compared to the same period in 2014. The increase in our Live Events direct operating expenses offset the corresponding increase in related net revenue. This was the result of our heightened level of investment in new events, particularly one day and multi-day music festivals, as well as further investments in talent and the production of our existing events.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2015 decreased $0.7 million, or 16.6%, as compared to the same period in 2014 primarily relating to software development costs.

Corporate Expenses

Corporate expense for the three months ended June 30, 2015 increased $0.4 million, or 7.2%, as compared to the same period in 2014 primarily due to costs associated with being a public company.

Stock-based Compensation

Stock-based compensation was $1.4 million for the three months ended June 30, 2015. In the second quarter of 2015, certain employees were granted vested stock options under the 2014 Incentive Plan. There was no stock-based compensation in the second quarter of 2014.

Other Expense

Interest expense is the major recurring component of other expense. Interest expense decreased $3.9 million, or 32.0%, in the three months ended June 30, 2015 as compared to the same period in 2014. This decrease was due to a lower overall average interest rate on our debt and a lower level of outstanding indebtedness in the second quarter of 2015 as compared to the second quarter of 2014.

In April 2015, we used the proceeds from new borrowings to repay all of the previously outstanding indebtedness of certain of our indirect wholly owned subsidiaries. See "Liquidity and Capital Resources - Financing Arrangements". The interest rates on the new borrowings are lower than the rates on the debt we repaid. We recognized a $30.0 million net loss on debt extinguishment in connection with these repayments.

The following table illustrates the components of our interest expense for the periods indicated.

	Three Months Ended June 30,
	2014	2015
($ in thousands)
Unsecured Senior Notes	$8,822	$4,875
Term loans	1,878	3,017
Subordinated notes	779	—
Capital loans and other	5	12
Loan origination cost	638	342
Interest expense	$12,122	$8,246

Provision for income taxes

We recognized an income tax benefit of $6.1 million for the three months ended June 30, 2015. Our effective tax rate for the period was approximately 41.2%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended June 30, 2015 primarily relates to state and local income taxes.

Prior to our initial public offering (the "IPO"), for income tax purposes we were comprised principally of limited liability entities, which were not subject to federal and certain state income taxes at the entity level and certain corporations whose operations were subject to income taxes at the company level. Upon completion of our IPO and the LLC Conversion, all of our operations became subject to income taxes at the corporation level.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2015

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Six Months Ended June 30,
	2014	2015	$ Change	% Change
Statement of Operations Data:
Local Advertising net revenue	$143,322	$143,584	$262	0.2%
Live Events net revenue	27,512	37,872	10,360	37.7%
Other Media and Entertainment net revenue	14,594	17,178	2,584	17.7%
Net revenue	185,428	198,634	13,206	7.1%
Operating Costs and Expenses:
Local Advertising direct operating expenses	92,987	94,124	1,137	1.2%
Live Events direct operating expenses	22,197	33,967	11,770	53.0%
Other Media and Entertainment direct operating expenses	14,546	15,535	989	6.8%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	129,730	143,626	13,896	10.7%
Depreciation and amortization	8,718	7,284	(1,434)	(16.4)%
Corporate expenses	10,924	11,843	919	8.4%
Stock-based compensation	159	1,403	1,244	**
Transaction costs	18	172	154	**
Net (gain) loss on sale of assets	(136)	14	150	**
Total operating costs and expenses	149,413	164,342	14,929	10.0%
Operating income	36,015	34,292	(1,723)	(4.8)%
Other expense:
Interest expense	24,202	18,807	(5,395)	(22.3)%
Net loss on debt extinguishment	—	30,017	30,017	**
Other expense, net	37	84	47	**
Total other expense	24,239	48,908	24,669	**
Income (loss) before income taxes	11,776	(14,616)	(26,392)	**
Provision for (benefit from) income taxes	182	(6,013)	(6,195)	**
Net income (loss)	$11,594	$(8,603)	$(20,197)	**

**Percent change not meaningful.

Net Revenue

Net revenue for the six months ended June 30, 2015 increased $13.2 million, or 7.1%, as compared to the same period in 2014. As described in further detail below, this was primarily due to an increase in net revenue from Live Events and Other Media and Entertainment.

Live Events net revenue increased $10.4 million, or 37.7%, as compared to the same period in 2014 as a result of increases in attendance and revenue per attendee of our live events. We have continued to make strategic investments in our live event portfolio that have positively contributed to our net revenue growth. Other Media and Entertainment net revenue increased $2.6 million, or 17.7%, as compared to the same period in 2014 as a result of increases within our digital marketing services offering and national digital assets.

Direct Operating Expenses

Direct operating expenses for the six months ended June 30, 2015 increased $13.9 million, or 10.7%, as compared to the same period in 2014. As further detailed below, this increase was due to higher direct operating expenses from Live Events, Local Advertising and Other Media and Entertainment.

Live Events direct operating expenses for the six months ended June 30, 2015 increased $11.8 million, or 53.0%, as compared to the same period in 2014. The increase in our Live Events direct operating expenses offset the corresponding increase in related net revenue. This was the result of our heightened level of investment in new events, particularly one day and multi-day music festivals, as well as further investments in talent and the production of our existing events. Local Advertising direct operating expenses increased $1.1 million, or 1.2%, as compared to the same period in 2014 as a result of increases in variable costs, included sales related expenses. Other Media and Entertainment direct operating expenses increased $1.0 million, or 6.8%, commensurate with net revenue growth in our digital marketing services and national digital assets.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2015 decreased $1.4 million, or 16.4%, as compared to the same period in 2014, primarily relating to software development costs.

Corporate Expenses

Corporate expense for the six months ended June 30, 2015 increased $0.9 million, or 8.4%, as compared to the same period in 2014 due to costs associated with being a public company.

Stock-based Compensation

Stock-based compensation was $1.4 million for the six months ended June 30, 2015. In the second quarter of 2015, certain employees were granted vested stock options under the 2014 Incentive Plan.

Stock-based compensation was $0.2 million for the six months ended June 30, 2014. In 2014, selected employees were distributed certain equity units as compensation. These units were valued based on a December 2013 market transaction with an unrelated third party.

Net (Gain) Loss on Sale of Assets

In the six months ended June 30, 2015, we recognized an insignificant net loss on the sale of assets, as compared to a net gain of $0.1 million in the same period in 2014. The net gain in 2014 was realized on the sale of a portion of land in Lubbock, Texas.

Other Expense

Interest expense is the major recurring component of other expense. Interest expense decreased $5.4 million, or 22.3%, in the six months ended June 30, 2015 as compared to the same period in 2014. This decrease was due to a lower overall average interest rate on our debt and a lower level of outstanding indebtedness in the first half of 2015, as compared to the first half of 2014.

On April 1, 2015, we used the proceeds from new borrowings to repay all of the previously outstanding indebtedness of certain of our indirect wholly owned subsidiaries. See "Liquidity and Capital Resources - Financing Arrangements". The interest rates on the new borrowings are lower than the rates on the debt we repaid. We recognized a $30.0 million net loss on debt extinguishment in connection with these repayments.

The following table illustrates the components of our interest expense for the periods indicated.

	Six Months Ended June 30, 2015
	2014	2015
($ in thousands)
Unsecured Senior Notes	$17,643	$13,697
Term loans	3,742	4,164
Subordinated notes	1,539	—
Capital loans and other	15	29
Loan origination cost	1,263	917
Interest expense	$24,202	$18,807

Provision for income taxes

We recognized an income tax benefit of $6.0 million for the six months ended June 30, 2015. Our effective tax rate for the period was 41.1%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 35% for the six months ended June 30, 2015 primarily relates to state and local income taxes.

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

Liquidity and Capital Resources

	Six Months Ended June 30,
($ in thousands)	2014	2015
Cash provided by (used in) operating activities	8,625	(14,398)
Cash used in investing activities	(5,478)	(11,920)
Cash (used in) provided by financing activities	(1,098)	32,239
Net increase in cash	$2,049	$5,921

We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months. As of June 30, 2015, we had $574.6 million of outstanding indebtedness, and based on interest rates in effect as of that date, we expect our debt service requirements to be approximately $34.5 million over the next twelve months. In addition, as of June 30, 2015 we have $30.4 million of cash, $62.7 million of receivables from customers, which historically have had an average collection cycle of approximately 58 days, and $50.0 million of available borrowing capacity under our revolving credit facility.

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

We closely monitor the impact of capital and credit market conditions on our liquidity. We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations. There has not yet been a change in the financial condition of a customer that has had a material adverse effect on our results of operations.

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was $14.4 million, as compared to net cash flows provided by operating activities of $8.6 million in the same period in 2014. This decrease was primarily driven by a one-time cash payment of $27.7 million on April 1, 2015 to lenders for the redemption of the Unsecured Senior Notes due 2019 issued by our indirect, wholly owned subsidiary as described below under "Financing Arrangements". Excluding this non-recurring payment to lenders in 2015, cash flows provided by operating activities would have been $13.3 million in the first half of 2015, an increase of $4.7 million. This increase, excluding the non-recurring payment to lenders, was due to a lower increase in accounts receivable of $5.9 million and $1.4 million more cash generated by our operations in the first half of 2015 than in the same period in 2014, offset by $2.0 million of higher prepayments for events scheduled to take place in the second half of 2015 and $0.9 million of higher payments to satisfy accounts payable and other accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities increased $6.4 million to $11.9 million for the six months ended June 30, 2015 from $5.5 million for the same period in 2014. This was due to a $5.8 million increase in net payments for acquisitions and a $1.2 million increase in cash used to purchase property and equipment.

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
Cash Flows from Financing Activities

Net cash provided by financing activities was $32.2 million for the six months ended June 30, 2015, as compared to net cash used in financing activities of $1.1 million for the same period in 2014. This increase was due to new borrowings, net of debt repayments and debt issuance fees, of $32.5 million in the first half of 2015 in connection with the refinancing described under "Financing Arrangements" below.

We have historically serviced our debt obligations from funds generated from operating activities. We believe that our cash balance, together with our revolver capacity and cash generated by operating activities, will be sufficient to fund our operations, service our debt obligations and pursue our strategy in the future.
Financing Arrangements

On April 1, 2015, the Company issued $300.0 million of new 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and a new Senior Secured Credit Facility, including a new seven year, $275.0 million term loan facility (the "Term Loan") and a new five year, $50.0 million revolving credit facility (the "Revolver" and together with the Term Loan, the "New Senior Secured Credit Facility"). The Term Loan has an initial interest rate of 4.25% (based on current LIBOR levels), a 1.00% LIBOR floor and an applicable margin of 325 basis points. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of June 30, 2015, the Company had no outstanding borrowings under the Revolver.

The proceeds from the 2023 Notes and Term Loan were used to redeem the 9% Unsecured Senior Notes due April 2019 issued by our indirect, wholly-owned subsidiary Townsquare Radio, LLC ("Townsquare Radio") together with Townsquare Radio, Inc., as co-borrowers (the "2019 Notes"), and repay all outstanding borrowings under Townsquare Radio's existing Senior Secured Credit Facility (the "Incremental Term Loans"), including a $10.0 million Revolving Credit Facility. The Company paid $27.7 million in redemption premiums to holders of the 2019 Notes in connection with the redemption. In addition, the Company had a loss of $9.1 million and a gain of $6.8 million on the write-off of unamortized deferred financing costs and bond premium, respectively in connection with these repayments. The payment to holders of the 2019 Notes and the write-off of the unamortized deferred financing costs and bond premium are included in net loss on debt extinguishment in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2015.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements or transactions.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our significant estimates, including those related to bad debts, intangible assets, income taxes, contingencies and purchase price allocations. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates under different assumptions or conditions.

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. With the exception of how we account for deferred financing costs as described in Note 2 to our Consolidated Financial Statements included under Item 1, there have been no material changes to the critical accounting policies and estimates as filed in such report.

Recent Accounting Standards

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2 of the Notes to Consolidated Financial Statements included under Item 1.

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

Interest Rate Risk

At June 30, 2015 we had cash of $30.4 million, as such we do not believe our cash has significant risk of default or illiquidity.

As of June 30, 2015 we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under the 2023 Notes.

Our primary interest rate exposure as of June 30, 2015 was due to interest rate fluctuations, specifically the impact of LIBOR interest rates on our senior secured term loan. We anticipate such interest rate risk will remain a market risk for the foreseeable future.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document