Form 10-Q
period 2015-09-30
Townsquare Media, Inc.
filed 2015-11-09
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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

As of November 6, 2015, the registrant had 17,858,107 outstanding shares of common stock consisting of: (i) 9,941,143 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 4,894,480 shares of Class C common stock, par value $0.01 per share. The registrant also had 9,508,878 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and per Share Data)
(unaudited)

	December 31, 2014	September 30, 2015
ASSETS
Current assets:
Cash	$24,462	$28,059
Accounts receivable, net of allowance of $3,350 and $1,837, respectively	61,151	66,310
Prepaid expenses and other current assets	7,553	11,253
Total current assets	93,166	105,622

Property and equipment, net	96,247	129,827
Intangible assets, net	505,839	522,855
Goodwill	242,300	293,202
Deferred financing costs, net	9,636	10,310
Investments	484	813
Other assets	413	7,633
Total assets	$948,085	$1,070,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,747	$10,663
Current portion of long-term debt	1,293	164
Deferred revenue	14,299	13,842
Accrued expenses and other current liabilities	21,339	29,305
Accrued interest	9,245	9,785
Total current liabilities	52,923	63,759
Long-term debt, less current portion, (inclusive of bond premium of $7,203 and $0, respectively)	538,383	598,641
Deferred tax liability	11,644	34,708
Other long-term liabilities	973	11,497
Total liabilities	603,923	708,605
Commitments and contingencies (See Note 12)
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 9,457,242 and 9,941,143 shares issued and outstanding at December 31, 2014 and September 30, 2015, respectively	95	100
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized and 3,022,484 shares issued and outstanding at both December 31, 2014 and September 30, 2015	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized and 4,894,480 shares issued and outstanding at both December 31, 2014 and September 30, 2015	49	49
Total common stock	174	179
Additional paid-in capital	351,984	361,679
Accumulated (deficit)	(8,439)	(1,021)
Accumulated currency translation adjustment	—	(74)
Non-controlling interest	443	894
Total liabilities and stockholders’ equity	$948,085	$1,070,262
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Net revenue	$94,747	$129,568	$280,175	$328,202

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	61,608	89,741	191,338	233,367
Depreciation and amortization	4,249	4,784	12,967	12,068
Corporate expenses	6,487	6,106	17,411	17,949
Stock-based compensation	37,580	2,875	37,739	4,278
Transaction costs	63	1,125	81	1,297
Net loss (gain) on sale of assets	222	(11,909)	86	(11,895)
Operating (loss) income	(15,462)	36,846	20,553	71,138
Other expenses:
Interest expense	11,708	8,527	35,910	27,334
Net loss on debt extinguishment	—	288	—	30,305
Other expense, net	35	33	72	117
(Loss) income before income taxes	(27,205)	27,998	(15,429)	13,382
Provision for income taxes	6,379	11,543	6,561	5,530
Net (loss) income	$(33,584)	$16,455	$(21,990)	$7,852

Net (loss) income attributable to:
Controlling interests	$(33,584)	$16,454	$(22,409)	$7,418
Non-controlling interests	—	1	419	434

Net income per share:
Basic		$0.94		$0.45
Diluted		$0.60		$0.28

Pro forma C Corporation data (unaudited):
Historical loss before income taxes	$(27,205)		$(15,429)
Pro forma income tax benefit	(10,583)		(6,002)
Pro forma net loss	$(16,622)		$(9,427)

Pro forma net loss per share:
Basic	$(1.17)		$(0.94)
Diluted	$(1.17)		$(0.94)

Weighted average shares outstanding:	Pro Forma		Pro Forma
Basic	14,209	17,532	10,024	17,427
Diluted	14,209	27,610	10,024	27,841
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in Thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Net (loss) income	$(33,584)	$16,455	$(21,990)	$7,852

Other comprehensive loss, before tax:
Foreign currency translation adjustment	—	(74)	—	(74)

Income tax benefit related to other comprehensive loss	—	(31)	—	(31)
Other comprehensive loss, net of tax benefit	$—	$(43)	$—	$(43)
Comprehensive (loss) income	$(33,584)	$16,412	$(21,990)	$7,809
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance at January 1, 2015	9,457,242	3,022,484	4,894,480	9,508,878	$174	$351,984	$(8,439)	$—	$443	$344,162
Net income	—	—	—	—	—	—	7,418	—	434	7,852
Offering costs	—	—	—	—	—	(92)	—	—	—	(92)
Stock-based compensation	—	—	—	—	—	4,278	—	—	—	4,278
Stock options exercised	1,953	—	—	—	—	14	—	—	—	14
Acquisition of Heartland Group	481,948	—	—	—	5	5,495	—	(74)	225	5,651
Cash distributions	—	—	—	—	—	—	—	—	(208)	(208)
Balance at September 30, 2015	9,941,143	3,022,484	4,894,480	9,508,878	$179	$361,679	$(1,021)	$(74)	$894	$361,657

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in Thousands)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities:
Net (loss) income	$(21,990)	$7,852
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	12,967	12,068
Amortization of deferred financing costs	2,529	1,326
Deferred income tax benefit	6,287	5,488
Provision for (recovery of) doubtful accounts	1,267	(153)
Stock-based compensation expense	37,739	4,278
Non-cash interest expense	1,797	—
Amortization of bond premium	(1,272)	(424)
Write-off of deferred financing costs	—	9,348
Write-off of bond premium	—	(6,779)
Net loss (gain) on sale of assets	86	(11,895)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,078)	(4,838)
Prepaid expenses and other assets	2,092	(2,222)
Accounts payable	(795)	665
Accrued expenses	(7,527)	(4,298)
Accrued interest	9,085	540
Other long-term liabilities	30	3,084
Net cash provided by operating activities	35,217	14,040
Cash flows from investing activities:
Payments for acquisitions, net of cash received	(4,222)	(74,149)
Acquisition of intangibles	(210)	(332)
Purchase of property and equipment	(11,087)	(9,935)
Proceeds from insurance settlement	—	450
Proceeds from sale of assets	402	18,953
Net cash used in investing activities	(15,117)	(65,013)
Cash flows from financing activities:
Proceeds from stock offering and option exercises	98,157	14
Offering costs	(10,045)	(92)
Repayment of long-term debt	(123,462)	(553,552)
Proceeds from the issuance of long-term debt	—	620,000
Debt financing costs	(368)	(11,348)
Cash distributions to non-controlling interests	—	(208)
Repayments of capitalized obligations	(112)	(118)
Net cash (used in) provided by financing activities	(35,830)	54,696
Net effect of foreign currency exchange rate changes	—	(126)
Net (decrease) increase in cash	(15,730)	3,597
Cash:
Beginning of period	45,647	24,462
End of period	$29,917	$28,059

Supplemental Disclosure of Cash Flow Information:
Cash payments:
Payments to redeem long-term debt prior to contractual maturity	$—	$27,735
Interest	23,737	25,863
Income taxes	384	573
Barter transactions:
Barter revenue – included in net revenue	$9,342	$11,368
Barter expense – included in direct operating expenses	8,402	10,066
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of the Business

On July 25, 2014, Townsquare Media, LLC (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," "Townsquare," or "Ultimate Parent") a Delaware limited liability company organized in 2010, converted to Townsquare Media, Inc. The Company is an integrated and diversified media and entertainment and digital marketing services company that owns and operates market leading radio stations, digital and social properties and live events in small and mid-sized markets across the United States, delivering national scale and expertise to the communities it serves on a local level.

As of September 30, 2015, the Company owned and operated approximately 310 radio stations, over 325 search engine and mobile-optimized local websites serving 66 small and mid-sized U.S. markets, making the Company the third largest owner of radio stations in the United States by number of radio stations owned, and approximately 650 live events.  The Company supplements its local offerings with the nationwide reach of its owned, operated and affiliated music and entertainment websites, which, on a combined basis, attracted one of the largest audiences among music-focused digital advertising networks, as well as certain larger scale live events.  Funds managed by Oaktree Capital Management, L.P. ("Oaktree") are the Company’s largest equity holder.

2. Supplemental Share Information

The table below presents a summary, as of September 30, 2015, of our outstanding common stock and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security	Number Outstanding[1]	Description
Class A common stock	9,941,143	One vote per share.
Class B common stock	3,022,484	10 votes per share.[2]
Class C common stock	4,894,480	No votes.[2]
Warrants	9,508,878	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $951.[3]
Total	27,366,985

[1] Each of the shares of common stock listed below, including the shares of Class A common stock issuable upon exercise of the warrants, have equal economic rights.
[2] Each share converts into 1 share of Class A common stock upon transfer or at the option of the holder, subject to certain conditions, including compliance with FCC rules.
[3] The warrants are fully vested and exercisable for shares of Class A common stock, subject to certain conditions, including compliance with FCC rules.

3. Summary of Significant Accounting Policies

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations. This standards update is amends to Topic 805, Business Combinations, and requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, the amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The Company does not believe adoption of ASU 2015-16 will have a material impact on its financial statements.

4. Interim Financial Data

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2014 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for completed financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three and nine months ended September 30, 2015 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2015. The consolidated balance sheet as of December 31, 2014 is derived from the audited financial statements at that date.

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

5. Significant Acquisitions

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

Heartland Group, LLC Acquisition: On September 1, 2015, the Company, through a subsidiary of Townsquare Live Events, purchased all of the issued and outstanding membership interests of Heartland Group, LLC ("Heartland"), for approximately $70.0 million in cash and 481,948 of the Company's Class A common shares valued at $5.5 million. Cash consideration was satisfied from cash on hand, $45.0 million of incremental term loan borrowings and a working capital adjustment of approximately $0.9 million. The Company estimated the fair value of acquired intangibles using the discounted cash flow method. This transaction has been accounted for as a business combination with $17.2 million allocated to intangible assets other than goodwill and $42.5 million allocated to goodwill. The Company expects none of this goodwill to be deductible for tax purposes. The Company has recognized an opening deferred tax liability in connection with the acquisition of Heartland as the initial tax basis of the acquired assets differ from their initial basis under GAAP, which reflects estimated fair market value. Refer to Note 10 of the Notes to the Unaudited Consolidated Financial Statements for more information regarding the income tax effects of the Heartland acquisition.

The Heartland preliminary purchase price allocation is shown in the following table. The Company will continue to assess the Heartland purchase price allocation, and anticipates completing the final purchase price allocation in the fourth quarter of 2015.

(in thousands)
Current assets	$6,552
Customer relationships	10,600
Trade name	5,600
Other intangibles	1,000
Property and equipment	40,024
Goodwill	42,477
Non-controlling interest	(225)
Accounts payable and accrued expenses	(13,872)
Deferred tax liabilities	(17,576)
Total purchase price	$74,580

Pro-Forma Results: The following table illustrates the unaudited pro-forma information reflecting net revenue and net income for the three and nine months ended September 30, 2014 and 2015 as if the acquisitions of WE Fest and Heartland had occurred on January 1, 2014. The unaudited pro-forma amounts are for informational purposes only and do not purport to represent what the Company’s actual results of operations would have been if the aforementioned acquisitions had been completed as of January 1, 2014 or any other historical date, nor is it reflective of the Company’s expected actual results of operations for any future periods.

	(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net revenue	$159,301	$166,048	$369,401	$388,902
Net income	24,425	23,210	3,760	8,579

6. Property and Equipment

	(in thousands)
	December 31, 2014	September 30, 2015
Land and improvements	$25,275	$20,322
Buildings and leasehold improvements	30,889	31,157
Broadcast equipment	71,002	69,132
Rides and related equipment	—	39,093
Computer and office equipment	8,093	10,292
Furniture and fixtures	5,460	7,023
Transportation equipment	7,622	9,281
Software development costs	13,366	16,555
	161,707	202,855
Less: Accumulated depreciation and amortization	(65,460)	(73,028)
Property and equipment, net	$96,247	$129,827

Depreciation and amortization expense was $3.7 million and $3.9 million for the three months ended September 30, 2014 and 2015, respectively and $11.4 million and $10.0 million for the nine months ended September 30, 2014 and 2015, respectively.

In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge"). The divested towers house antenna that broadcast certain of the Company’s radio stations. The Company also entered into an agreement with Vertical Bridge whereby Vertical Bridge will serve as the exclusive marketing agent for the over 250 towers retained by the Company. The Company received total cash proceeds of $21.6 million, net of closing adjustments, in exchange for the sale of the towers and the exclusive marketing arrangement. In addition, the Company has leased a portion of the space on the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of 20 years and three optional 5-year renewal periods. The Company will pay $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers.

The Company has determined that the relative fair value of the towers sold and the exclusive marketing arrangement were $25.8 million and $3.1 million, respectively. The following has been recognized in the Company's consolidated balance sheet in connection with this transaction with Vertical Bridge:

($ in thousands)	Fair Value	Balance Sheet Location
Long-term prepaid rent asset	$7,311	Other long term assets
Deferred gain on the sale of towers	$7,311	Other long term liabilities
Exclusive marketing arrangement	$3,111	Other long term liabilities

The Company realized an $11.5 million gain in connection with the sale of these towers for the three and nine months ended September 30, 2015, which is included in net gain on sale in the Company's consolidated statements of income. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The exclusive marketing arrangement is being amortized through net revenue over the 5-year term of arrangement in the Company's consolidated statements of income.

7. Goodwill and Other Intangible Assets

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

The following represents the changes in goodwill for the nine months ended September 30, 2015:

(in thousands)
Balance, January 1, 2015	$242,300
Local Advertising acquisitions	113
Live Events acquisitions	50,789
Balance, September 30, 2015	$293,202

Intangible assets consist of the following as of the dates indicated:

		(in thousands)
	Estimated Useful Life	December 31, 2014	September 30, 2015
Intangible Assets:
FCC licenses	Indefinite	$487,804	$487,837
Customer and advertising relationships	10 years	14,317	25,916
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	637	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademark	15 years	9,438	16,579
Other intangibles	3 years	500	800
Total		514,689	533,579
Less: Accumulated amortization		(8,850)	(10,724)
Net amount		$505,839	$522,855

Amortization expense for definite-lived intangible assets was $0.5 million and $0.8 million for the three months ended September 30, 2014 and 2015, respectively and $1.5 million and $2.1 million for the nine months ended September 30, 2014 and 2015, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2015 is as follows:

(in thousands)
2015 (remainder)	$1,226
2016	4,837
2017	4,656
2018	3,807
2019	3,685
Thereafter	16,807
$35,018

8. Long-Term Debt
Long-term debt consisted of the following as of the dates indicated:

	(in thousands)
	December 31, 2014	September 30, 2015
Townsquare Radio:
2019 Notes (inclusive of bond premium of $7,203 and $0, respectively)	$418,103	$—
Term loans	111,164	—
Revolver	10,000	—

Townsquare:
2023 Notes	—	300,000
New Term Loans	—	298,512

Capitalized obligations	409	293
	539,676	598,805
Less: current portion of long-term debt	(1,293)	(164)
	$538,383	$598,641

On April 1, 2015, the Company issued $300.0 million of new 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and a new Senior Secured Credit Facility, including a new seven year, $275.0 million term loan facility (the "New Term Loan") and a new five year, $50.0 million revolving credit facility (the "New Revolver" and together with the New Term Loan, the "New Senior Secured Credit Facility"). The New Term Loan has an initial interest rate of 4.25% (based on current LIBOR levels, a 1.00% LIBOR floor and an applicable margin of 325 basis points). The New Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of September 30, 2015, the Company had no outstanding borrowings under the New Revolver.

The proceeds from the 2023 Notes and New Term Loan were used to redeem the 9% Unsecured Senior Notes due April 2019 issued by the Company's wholly-owned, indirect subsidiary Townsquare Radio, LLC ("Townsquare Radio") together with Townsquare Radio, Inc., as co-borrowers (the "2019 Notes"), and repay all outstanding borrowings under Townsquare Radio's existing Senior Secured Credit Facility, including a $10.0 million revolving credit facility. The Company paid $27.7 million in redemption premiums to holders of the 2019 Notes in connection with the redemption. In addition, the Company recognized a loss of $9.1 million and a gain of $6.8 million on the write-off of unamortized deferred financing costs and bond premium, respectively in connection with these repayments. The payment to holders of the 2019 Notes and the write-off of the unamortized deferred financing costs and bond premium are included in net loss on debt extinguishment in the Company’s Consolidated Statements of Income for the nine months ended September 30, 2015.

On September 1, 2015, the Company issued incremental term loans of $45.0 million under the New Senior Secured Credit Facility, the proceeds of which were used to fund the purchase price of Heartland. Further, on September 30, 2015, the Company made a $20.0 million voluntary prepayment of borrowings under the New Term Loans. The

Company recognized a loss of $0.3 million on the write-off of unamortized deferred financing costs in connection with this voluntary prepayment. The write-off of the unamortized deferred financing costs is included in net loss on debt extinguishment in the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2015.

The 2023 Notes are guaranteed on a senior basis by certain of the Company’s direct and indirect wholly-owned subsidiaries. Borrowings under the New Senior Secured Credit Facility are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, is secured by substantially all of the Company’s tangible and intangible assets.

As of September 30, 2015, based on available market information, the estimated fair values of the 2023 Notes and the New Term Loans were $264.4 million and $297.0 million, respectively.

Annual maturities of the Company's long-term debt as of September 30, 2015 are payable as follows:

(in thousands)
2015 (remainder)	$41
2016	166
2017	86
2018	—
2019	—
Thereafter	598,512
$598,805

9. Stockholders' Equity

The Company is authorized to issue 300,000,000 shares of Class A common stock, par value $0.01 per share, 50,000,000 shares of Class B common stock, par value $0.01 per share, 50,000,000 shares of Class C common stock, par value $0.01 per share and 50,000,000 shares of undesignated preferred stock.

As of September 30, 2015 the Company had 9,941,143 shares of Class A common stock, 9,508,878 warrants to purchase Class A common stock, 3,022,484 shares of Class B common stock and 4,894,480 shares of Class C common stock outstanding. The foregoing share totals exclude 3,889,179 of Class A common stock and 3,586,236 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $11.00  and $13.02 per share.

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

The grant date fair value of the equity options granted during the nine months ended September 30, 2015 was estimated using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company's common stock price, dividend yield and the risk-free rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted during the nine months ended September 30, 2015.

Nine Months Ended September 30, 2015
Stock options granted	1,021,000
Expected volatility	30.0%
Expected term	6.3 years
Risk free interest rate	1.8% - 2.1%
Expected dividend yield	0.0%

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

The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,924,903	$11.00
Granted	1,021,000	12.41
Exercised	(1,953)	11.00
Forfeited	(468,535)	11.02
Outstanding at September 30, 2015	7,475,415	$11.19	9.0	$—
Exercisable at September 30, 2015	7,475,415	$11.19	9.0	$—

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2015 was $4.16. For the three months ended September 30, 2014 and 2015, the Company recognized $37.6 million and $2.9 million, respectively, of stock-based compensation expense with respect to the options granted. For the nine months ended September 30, 2014 and 2015, the Company recognized $37.7 million and $4.3 million, respectively, of stock-based compensation expense with respect to the options granted.

In the past, the Company has issued stock to employees and independent directors. The shares are subject to a Selldown Agreement, pursuant to which the FiveWire Media Ventures LLC ("FiveWire") (an entity formed for the purpose of investing in the Company by certain members of management, including Steven Price, Stuart Rosenstein, Dhruv Prasad, Scott Schatz and certain other individuals (together, the "FiveWire Holders")) and certain other members of management are subject to certain restrictions on sales of the Company's common stock held by them. Pursuant to the terms of the Selldown Agreement, the FiveWire Holders and certain other members of management are generally restricted from transferring a specified percentage (which is expected to range between 50% and 100%) of the shares of the Company's common stock held by them at the closing of the initial public offering (the "IPO"). If Oaktree sells a portion of the shares of common stock or warrants to purchase common stock that it holds (the percentage of shares and warrants, collectively, held by Oaktree at such time that it sells in such a transaction, referred to as the "Sale Percentage"), those subject to the Selldown Agreement will be permitted to sell a percentage of the shares of common stock and warrants held by them, up to an amount equal to the Sale Percentage. The Selldown Agreement will terminate on the earlier of (i) the date that Oaktree no longer holds at least 10% of the shares of common stock and warrants exercisable for common stock, collectively, held by Oaktree immediately following closing of the initial public offering, and (ii) the third anniversary of the closing of the initial public offering.

There was no restricted stock activity during the nine months ended September 30, 2015.

10. Income Taxes

The Company's effective tax rate for the nine months ended September 30, 2015 was approximately 41.3%. The effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 35% for the nine months ended September 30, 2015 primarily relates to state and local income taxes.

On September 1, 2015, the Company acquired all of the membership interests in Heartland. As a result, Heartland became a wholly owned subsidiary of Townsquare. As the Company acquired all of the outstanding equity of Heartland, Townsquare inherited the tax basis of the acquired assets from the former owners. Therefore, the Company's tax basis in the acquired assets is different from the GAAP basis of the same assets, which reflects estimated fair market value. The Company has recognized an opening deferred tax liability in connection with the acquisition of Heartland to reflect this difference between tax basis and GAAP basis.

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

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	December 31, 2014	September 30, 2015
Accrued compensation and benefits	$10,930	$8,785
Accrued professional fees	1,793	3,587
Accrued commissions	1,983	2,462
Accrued taxes	862	3,386
Accrued music and FCC licensing	228	706
Accrued publisher fees	498	831
Accrued national representation fees	1,344	988
Accrued other	3,701	8,560
	$21,339	$29,305

12. Commitments and Contingencies

Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $3.8 million and $5.9 million for the three months ended September 30, 2014 and 2015, respectively, and $13.2 million and $14.7 million for the nine months ended September 30, 2014 and 2015, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.

At September 30, 2015, the total minimum annual rental commitments under non-cancelable operating leases are as follows:

(in thousands)
2015 (remainder)	$2,387
2016	9,916
2017	8,743
2018	7,489
2019	6,375
Thereafter	16,700
Total minimum payments	$51,610

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of September 30, 2015 is approximately $14.4 million and is expected to be paid in accordance with the agreements through October 2018.

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

13. Segment Reporting

The Company has two reportable segments, Local Advertising, which provides advertising via broadcast and digital delivery within our local markets, and Live Events, which is composed of a diverse range of live events, which we create, promote and produce, including music concerts, multi-day music festivals, fairs, consumer expositions and trade shows, athletic events, lifestyle events and other forms of entertainment. The Company reports the remainder of its business in its Other Media and Entertainment category, which principally provide digital marketing services, e-commerce solutions and digital advertising services nationally. The following disclosures are consistent with the management decision-making process that determines the allocation of resources and measurement of performance.

The following table presents the Company’s reportable segment results for the three months ended September 30, 2014:

	(in thousands)
	Local Advertising	Live Events	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended September 30, 2014
Net revenue	$78,997	$8,036	$7,714	$—	$94,747
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	47,828	6,751	7,029	—	61,608
Depreciation and amortization	3,181	120	558	390	4,249
Corporate expenses	—	—	—	6,487	6,487
Stock-based compensation	6,775	3,915	26,890	—	37,580
Transaction costs	—	—	—	63	63
Net loss on sale of assets	—	—	—	222	222
Operating income (loss)	$21,213	$(2,750)	$(26,763)	$(7,162)	$(15,462)

The following table presents the Company’s reportable segment results for the three months ended September 30, 2015:

	(in thousands)
	Local Advertising	Live Events	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended September 30, 2015
Net revenue	$79,577	$38,255	$11,736	$—	$129,568
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	48,941	31,185	9,615	—	89,741
Depreciation and amortization	2,654	913	708	509	4,784
Corporate expenses	—	—	—	6,106	6,106
Stock-based compensation	196	412	103	2,164	2,875
Transaction costs	—	—	—	1,125	1,125
Net (gain) on sale of assets	—	—	—	(11,909)	(11,909)
Operating income	$27,786	$5,745	$1,310	$2,005	$36,846

In September 2015, Townsquare closed on the sale of towers to a subsidiary of Vertical Bridge. The Company realized a $11.5 million gain, which is included in net gain on sale of assets, in connection with the sale of these towers for the three months ended September 30, 2015. Refer to Note 6 of the Notes to the Unaudited Consolidated Financial Statements for more information regarding this transaction.

The following table presents the Company’s reportable segment results for the nine months ended September 30, 2014:

	(in thousands)
	Local Advertising	Live Events	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Nine Months Ended September 30, 2014
Net revenue	$222,319	$35,548	$22,308	$—	$280,175
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	140,815	28,948	21,575	—	191,338
Depreciation and amortization	9,754	331	2,148	734	12,967
Corporate expenses	—	—	—	17,411	17,411
Stock-based compensation	6,775	3,915	26,890	159	37,739
Transaction costs	—	—	—	81	81
Net loss on sale of assets	—	—	—	86	86
Operating income (loss)	$64,975	$2,354	$(28,305)	$(18,471)	$20,553
Capital expenditures	$2,122	$1,056	$2,771	$5,138	$11,087

The following table presents the Company’s reportable segment results for the nine months ended September 30, 2015:

	(in thousands)
	Local Advertising	Live Events	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Nine Months Ended September 30, 2015
Net revenue	$223,161	$76,127	$28,914	$—	$328,202
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	143,065	65,152	25,150	—	233,367
Depreciation and amortization	8,089	1,386	1,179	1,414	12,068
Corporate expenses	—	—	—	17,949	17,949
Stock-based compensation	1,144	550	214	2,370	4,278
Transaction costs	—	—	—	1,297	1,297
Net (gain) on sale of assets	—	—	—	(11,895)	(11,895)
Operating income (loss)	$70,863	$9,039	$2,371	$(11,135)	$71,138
Capital expenditures	$2,910	$2,268	$3,228	$1,529	$9,935

In September 2015, Townsquare closed on the sale of towers to a subsidiary of Vertical Bridge. The Company realized a $11.5 million gain in connection with the sale of these towers, which is included in net gain on sale of assets, for the nine months ended September 30, 2015. Refer to Note 6 of the Notes to the Unaudited Consolidated Financial Statements for more information regarding this transaction.

Note 14. Net Income (Loss) Per Common Share

The following table sets forth the computations of basic and diluted pro forma net income per share for the three and nine months ended September 30, 2014, as well as the computation of basic and diluted net loss per common share for the three and nine months ended September 30, 2015.

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	Pro forma		Pro forma
Numerator:
Net (loss) income	$(16,622)	$16,455	$(9,427)	$7,852

Denominator:
Weighted average shares of common stock outstanding	14,209	17,532	10,024	17,427
Effect of dilutive common stock equivalents	—	10,078	—	10,414

Weighted average diluted common shares outstanding	14,209	27,610	10,024	27,841

Net income (loss) per share:
Basic	$(1.17)	$0.94	$(0.94)	$0.45
Diluted	$(1.17)	$0.60	$(0.94)	$0.28

The basic and diluted pro forma net income per share computations have been computed to give effect to the assumed conversion of the units and warrants to purchase units of Townsquare Media, LLC into Class A, Class B and Class C common stock, warrants and options to purchase common stock of Townsquare Media, Inc. upon the completion of the initial public offering of the Company’s common stock. In addition, the pro forma net income for the three and nine months ended September 30, 2014 is based on the Company’s historical net income as adjusted to reflect the conversion of the Company from a limited liability company into a Delaware corporation. Prior to such conversion, the Company was treated as a partnership and generally was not subject to income taxes. Therefore, pro forma net income for the three and nine months ended September 30, 2014 includes adjustments for income tax expense as if the Company had been a corporation and was subject to income taxes at an assumed combined federal, state, and local income tax rate of 38.9%.

The Company excluded the following anti-dilutive common stock equivalents from the calculation of weighted average shares for diluted net income (loss) per share for the three and nine months ended September 30, 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	Pro forma		Pro forma
Warrants	9,508,878	—	9,508,878	—
Stock options	6,958,338	961,000	6,958,338	311,000

Note 15. Subsequent Events

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
Format of Presentation

Townsquare is an integrated and diversified media and entertainment and digital marketing services company that owns and operates market leading radio stations, digital and social properties and live events in small and mid-sized markets across the United States, delivering national scale and expertise to the communities we serve on a local level. Our integrated and diversified product and service offerings, which we refer to as Townsquare Everywhere, enable local, regional and national advertisers to target audience engagement across multiple platforms, including on-air, online and at live events. Our Townsquare Everywhere capabilities, combined with our leading market position in small and mid-sized markets, enable us to generate higher total net revenue per audience member than radio station owners focused on larger markets.

Our discussion is presented on both a consolidated and segment basis. We have two reportable operating segments, which are Local Advertising and Live Events, and report the remainder of our business in an Other Media and Entertainment category. Our Local Advertising segment offers broadcast, digital and mobile advertising within our local markets. Our Live Events segment is composed of a diverse range of live events, which we create, promote and produce, including music concerts, multi-day music festivals, fairs, consumer expositions and trade shows, athletic events, lifestyle events and other forms of entertainment. Our Other Media and Entertainment business is primarily composed of our digital marketing services offering, national digital assets and e-commerce offering and also includes tower and other miscellaneous revenue.

Local Advertising

Our Local Advertising segment is composed of approximately 310 owned and operated radio stations and over 325 owned and operated local websites serving 66 small and mid-sized markets. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities.

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

Our Local Advertising contracts are generally short-term. In the local media industry, companies sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash. Barter revenue was $3.3 million and $4.4 million and barter expense was $3.1 million and $3.7 million for the three months ended September 30, 2014 and 2015, respectively. Barter revenue was $9.3 million and $11.4 million and barter expense was $8.4 million and $10.1 million for the nine months ended September 30, 2014 and 2015, respectively.

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

Seasonality

Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters will generally produce the highest net revenue for the year. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all. In addition to advertising revenue seasonality, our Live Events net revenue exhibits seasonality resulting in the third quarter being the highest revenue period.

Macroeconomic Indicators

Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce GDP estimate as of October 29, 2015, U.S. GDP increased at an annual rate of 1.5% in the third quarter of 2015.

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

Consolidated Results of Operations

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2015

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended September 30,
	2014	2015	$ Change	% Change
Statement of Operations Data:
Local Advertising net revenue	$78,997	$79,577	$580	0.7%
Live Events net revenue	8,036	38,255	30,219	376.0%
Other Media and Entertainment net revenue	7,714	11,736	4,022	52.1%
Net revenue	94,747	129,568	34,821	36.8%
Operating Costs and Expenses:
Local Advertising direct operating expenses	47,828	48,941	1,113	2.3%
Live Events direct operating expenses	6,751	31,185	24,434	361.9%
Other Media and Entertainment direct operating expenses	7,029	9,615	2,586	36.8%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	61,608	89,741	28,133	45.7%
Depreciation and amortization	4,249	4,784	535	12.6%
Corporate expenses	6,487	6,106	(381)	(5.9)%
Stock-based compensation	37,580	2,875	(34,705)	**
Transaction costs	63	1,125	1,062	**
Net loss (gain) on sale of assets	222	(11,909)	(12,131)	**
Operating (loss) income	(15,462)	36,846	52,308	(338.3)%
Other expense:
Interest expense	11,708	8,527	(3,181)	(27.2)%
Net loss on debt extinguishment	—	288	288	**
Other expense, net	35	33	(2)	**
Total other expense	11,743	8,848	(2,895)	**
(Loss) income before income taxes	(27,205)	27,998	55,203	**
Provision for income taxes	6,379	11,543	5,164	81.0%
Net (loss) income	$(33,584)	$16,455	$50,039	**

**Percent change not meaningful.

Net Revenue

Net revenue for the three months ended September 30, 2015 increased $34.8 million, or 36.8%, as compared to the the same period in 2014. This was primarily due to an increase in net revenue from Live Events of $30.2 million, as compared to the same period in 2014. The increase in Live Events net revenue was composed of $13.9 million of growth achieved from the acquisition of the Heartland Group, LLC ("Heartland") on September 1, 2015, and $10.3 million of growth that resulted from the acquisition of FACE, Festivals and Concert Events, Inc. ("WE Fest") on October 31, 2014, and increases in the attendance and revenue per attendee at our live events. We have continued to make strategic investments in our live event portfolio that have positively contributed to our net revenue growth.

In addition, net revenue from Other Media and Entertainment for the three months ended September 30, 2015 increased $4.0 million, or 52.1%, as compared to the same period in 2014 as the result of increases within our digital marketing services offering and national digital assets.

Direct Operating Expenses

Direct operating expenses for the three months ended September 30, 2015 increased $28.1 million, or 45.7%, as compared to the the same period in 2014. As described in further detail below, this was primarily due to an increase in Live Events direct operating expenses in the third quarter of 2015.

Live Events direct operating expenses for the three months ended September 30, 2015 increased $24.4 million, as compared to the same period in 2014. The increase in our Live Events direct operating expenses offset much of the corresponding increase in related net revenue. This was the result of our heightened level of investment in new and existing events.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2015 increased $0.5 million, or 12.6%, as compared to the same period in 2014 primarily relating to depreciation on property and equipment acquired through the acquisition of Heartland and software development costs.

Corporate Expenses

Corporate expense for the three months ended September 30, 2015 decreased $0.4 million, or 5.9%, as compared to the same period in 2014 primarily due to lower compensation costs.

Stock-based Compensation

Stock-based compensation was $2.9 million for the three months ended September 30, 2015 due to the grant of immediately vested stock options to certain employees under the 2014 Incentive Plan in the third quarter of 2015. Stock-based compensation for the three months ended September 30, 2014 was $37.6 million due to a one-time, non-recurring charge related to the conversion of certain units into shares of Class A and Class B common stock and stock options granted, both in connection with our IPO on July 29, 2014.

Net Loss (Gain) on Sale of Assets

In the three months ended September 30, 2015, we recognized a $11.9 million net gain on the sale of assets, as compared to a net loss of $0.2 million in the same period in 2014. The net gain in the third quarter of 2015 primarily resulted from the sale of certain towers and related assets to Vertical Bridge, LLC.

Transaction Costs

Transaction costs for the three months ended September 30, 2015 were $1.1 million, as compared to $0.1 million in the same period in 2014. Our transaction costs increased in the third quarter of 2015 primarily due to costs associated with the acquisition of Heartland.

Other Expense

Interest expense is the major recurring component of other expense. Interest expense decreased $3.2 million, or 27.2%, in the three months ended September 30, 2015 as compared to the same period in 2014. This decrease was primarily due to a lower overall average interest rate on our debt in the third quarter of 2015 as compared to the third quarter of 2014.

In September 2015, we made a voluntary prepayment of $20.0 million on certain of our outstanding term loans. As a result of this prepayment, we recognized a $0.3 million net loss on debt extinguishment in the third quarter of 2015 related to the write-off of unamortized deferred financing costs.

The following table illustrates the components of our interest expense for the periods indicated.

	Three Months Ended September 30,
	2014	2015
($ in thousands)
Unsecured senior notes	$8,822	$4,874
Term loans	1,326	3,229
Subordinated notes	258	—
Capital loans and other	36	15
Loan origination cost	1,266	409
Interest expense	$11,708	$8,527

Provision for income taxes

We recognized a provision for income taxes of $11.5 million for the three months ended September 30, 2015. Our effective tax rate for the period was approximately 41.2%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended September 30, 2015 primarily relates to state and local income taxes.

On September 1, 2015, we acquired all of the membership interests in Heartland. As we acquired all of the outstanding equity of Heartland, we inherited the tax basis of the acquired assets from the former owners. Therefore, our tax basis in the acquired assets is different from the GAAP basis of the same assets, which reflects estimated fair market value. We have recognized an opening deferred tax liability in connection with the acquisition of Heartland to reflect this difference between tax basis and GAAP basis.

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

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2015

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Nine Months Ended September 30,
	2014	2015	$ Change	% Change
Statement of Operations Data:
Local Advertising net revenue	$222,319	$223,161	$842	0.4%
Live Events net revenue	35,548	76,127	40,579	114.2%
Other Media and Entertainment net revenue	22,308	28,914	6,606	29.6%
Net revenue	280,175	328,202	48,027	17.1%
Operating Costs and Expenses:
Local Advertising direct operating expenses	140,815	143,065	2,250	1.6%
Live Events direct operating expenses	28,948	65,152	36,204	125.1%
Other Media and Entertainment direct operating expenses	21,575	25,150	3,575	16.6%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	191,338	233,367	42,029	22.0%
Depreciation and amortization	12,967	12,068	(899)	(6.9)%
Corporate expenses	17,411	17,949	538	3.1%
Stock-based compensation	37,739	4,278	(33,461)	**
Transaction costs	81	1,297	1,216	**
Net loss (gain) on sale of assets	86	(11,895)	(11,981)	**
Operating (loss) income	20,553	71,138	50,585	246.1%
Other expense:
Interest expense	35,910	27,334	(8,576)	(23.9)%
Net loss on debt extinguishment	—	30,305	30,305	**
Other expense, net	72	117	45	62.5%
Total other expense	35,982	57,756	21,774	60.5%
(Loss) income before income taxes	(15,429)	13,382	28,811	**
Provision for income taxes	6,561	5,530	(1,031)	(15.7)%
Net (loss) income	$(21,990)	$7,852	$29,842	**

**Percent change not meaningful.

Net Revenue

Net revenue for the nine months ended September 30, 2015 increased $48.0 million, or 17.1%, as compared to the same period in 2014. This was primarily due to an increase in net revenue from Live Events of $40.6 million, or 114.2%, as compared to the same period in 2014. The increase in Live Events net revenue was primarily composed of $13.9 million of growth achieved from the acquisition of Heartland on September 1, 2015 and $10.3 million of growth that resulted from the acquisition of WE Fest on October 31, 2014, and increases in the attendance and revenue per attendee at our live events. We have continued to make strategic investments in our live event portfolio that have positively contributed to our net revenue growth.

In addition, Other Media and Entertainment net revenue increased $6.6 million, or 29.6%, as compared to the same period in 2014, as the result of increases within our digital marketing services offering and national digital assets.

Direct Operating Expenses

Direct operating expenses for the nine months ended September 30, 2015 increased $42.0 million, or 22.0%, as compared to the same period in 2014. As further detailed below, this increase was due to higher direct operating expenses from Live Events, Local Advertising and Other Media and Entertainment in 2015.

Live Events direct operating expenses for the nine months ended September 30, 2015 increased $36.2 million, or 125.1%, as compared to the same period in 2014. The increase in our Live Events direct operating expenses offset much of the corresponding increase in related net revenue. This was the result of our heightened level of investment in new and existing events.

Local Advertising direct operating expenses increased $2.3 million, or 1.6%, as compared to the same period in 2014 as a result of increases in variable costs, including sales related expenses. Other Media and Entertainment direct operating expenses increased $3.6 million, or 16.6%, commensurate with net revenue growth in our digital marketing services and national digital assets.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2015 decreased $0.9 million, or 6.9%, as compared to the same period in 2014. This decrease was the result of property and equipment that became fully depreciated during the year, partially offset by depreciation on property and equipment acquired through the acquisition of Heartland and software development costs.

Corporate Expenses

Corporate expense for the nine months ended September 30, 2015 increased $0.5 million, or 3.1%, as compared to the same period in 2014 due to costs associated with being a public company, partially offset by lower compensation costs.

Stock-based Compensation

Stock-based compensation was $4.3 million for the nine months ended September 30, 2015 due to the grant of immediately vested stock options to certain employees under the 2014 Incentive Plan in 2015. Stock-based compensation for the the nine months ended September 30, 2014 was $37.7 million due to a one-time, non-recurring charge related to the conversion of certain units into shares of Class A and Class B common stock and stock options granted, both in connection with our IPO on July 29, 2014.

Net Loss (Gain) on Sale of Assets

In the nine months ended September 30, 2015, we recognized a $11.9 million net gain on the sale of assets, as compared to a net loss of $0.1 million in the same period in 2014. The net gain in 2015 primarily resulted from the sale of certain towers and related assets to Vertical Bridge, LLC.

Transaction Costs

Transaction costs for the nine months ended September 30, 2015 were $1.3 million, as compared to $0.1 million in the same period in 2014. Our transaction costs increased in 2015 primarily due to costs associated with the acquisition of Heartland in the third quarter.

Other Expense

Interest expense is the major recurring component of other expense. Interest expense decreased $8.6 million, or 23.9%, in the nine months ended September 30, 2015 as compared to the same period in 2014. This decrease was due to a lower overall average interest rate on our debt and a lower level of outstanding indebtedness in 2015, as compared to 2014.

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

The following table illustrates the components of our interest expense for the periods indicated.

	Nine Months Ended September 30, 2015
	2014	2015
($ in thousands)
Unsecured senior notes	$26,465	$18,571
Term loans	5,068	7,393
Subordinated notes	1,797	—
Capital loans and other	51	44
Loan origination cost	2,529	1,326
Interest expense	$35,910	$27,334

Provision for income taxes

We recognized a provision for income taxes of $5.5 million for the nine months ended September 30, 2015. Our effective tax rate for the period was 41.3%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 35% for the nine months ended September 30, 2015 primarily relates to state and local income taxes.

On September 1, 2015, we acquired all of the membership interests in Heartland. As we acquired all of the outstanding equity of Heartland, we inherited the tax basis of the acquired assets from the former owners. Therefore, our tax basis in the acquired assets is different from the GAAP basis of the same assets, which reflects estimated fair market value. We have recognized an opening deferred tax liability in connection with the acquisition of Heartland to reflect this difference between tax basis and GAAP basis.

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

Supplemental Pro Forma Net Revenue
For comparative purposes and to enable the reader to adequately compare prior year with current year results, the following discussion and tables present net revenue for Townsquare, pro forma for the acquisitions of WE Fest and Heartland on October 31, 2014 and September 1, 2015, respectively, as well as the divestiture of towers on September 1, 2015 (collectively, the "Transactions"). The following tables present our historical results, which include the results of the Transactions, and add the results of the Transactions for the periods prior to acquisition as if they had been a part of Townsquare from the first day of the respective period.

Three and Nine Months Ended September 30, 2014

	Three Months Ended September 30, 2014
($ in thousands)	Townsquare	Heartland	WE Fest	Tower Sale	Townsquare Pro Forma for the Transactions
Local Advertising net revenue	$78,997	$—	$—	$—	$78,997
Live Events net revenue	8,036	54,046	10,845	—	72,927
Other Media and Entertainment net revenue	7,714	—	—	(337)	7,377
Net revenue	$94,747	$54,046	$10,845	$(337)	$159,301

	Nine Months Ended September 30, 2014
($ in thousands)	Townsquare	Heartland	WE Fest	Tower Sale	Townsquare Pro Forma for the Transactions
Local Advertising net revenue	$222,319	$—	$—	$—	$222,319
Live Events net revenue	35,548	79,350	10,845	—	125,743
Other Media and Entertainment net revenue	22,308	—	—	(969)	21,339
Net revenue	$280,175	$79,350	$10,845	$(969)	$369,401

Three and Nine Months Ended September 30, 2015

	Three Months Ended September 30, 2015
($ in thousands)	Townsquare	Heartland	Tower Sale	Townsquare Pro Forma for the Transactions
Local Advertising net revenue	$79,577	$—	$—	$79,577
Live Events net revenue	38,255	36,722	—	74,977
Other Media and Entertainment net revenue	11,736	—	(242)	11,494
Net revenue	$129,568	$36,722	$(242)	$166,048

	Nine Months Ended September 30, 2015
($ in thousands)	Townsquare	Heartland	Tower Sale	Townsquare Pro Forma for the Transactions
Local Advertising net revenue	$223,161	$—	$—	$223,161
Live Events net revenue	76,127	61,661	—	137,788
Other Media and Entertainment net revenue	28,914	—	(961)	27,953
Net revenue	$328,202	$61,661	$(961)	$388,902

The following table summarizes our pro forma net revenue for the three months ended September 30, 2014 and 2015:

($ in thousands)	Three Months Ended September 30,
	2014	2015	$ Change	% Change
Local Advertising net revenue	$78,997	$79,577	$580	0.7%
Live Events net revenue	72,927	74,977	2,050	2.8%
Other Media and Entertainment net revenue	7,377	11,494	4,117	55.8%
Net revenue	$159,301	$166,048	$6,747	4.2%

On a pro forma consolidated basis, net revenue for the three months ended September 30, 2015 increased by $6.7 million, or 4.2%, as compared to the same period in 2014. As further described below, the increase primarily resulted from a $2.1 million increase in pro forma Live Events net revenue and a $4.1 million, or 55.8%, increase in actual Other Media and Entertainment net revenue due to increases within our digital marketing services offering and national digital assets.

On a pro forma basis, Live Events net revenue in the three months ended September 30, 2015 increased by $2.1 million, or 2.8%, as compared to same period in 2014. This increase was primarily driven by increases in the attendance and revenue per attendee at our live events. We have continued to make strategic investments in our live event portfolio that have positively contributed to our net revenue growth.

The following table summarizes our pro forma net revenue for the nine months ended September 30, 2014 and 2015:

($ in thousands)	Nine Months Ended September 30,
	2014	2015	$ Change	% Change
Local Advertising net revenue	$222,319	$223,161	$842	0.4%
Live Events net revenue	125,743	137,788	12,045	9.6%
Other Media and Entertainment net revenue	21,339	27,953	6,614	31.0%
Net revenue	$369,401	$388,902	$19,501	5.3%

On a pro forma consolidated basis, net revenue for the nine months ended September 30, 2015 increased by $19.5 million, or 5.3%, as compared to the same period in 2014. As further described below, the increase primarily resulted from a $12.0 million increase in pro forma Live Event net revenue, and a $6.6 million increase in actual Other Media and Entertainment net revenue due to increases within our digital marketing services offering and national digital assets.

On a pro forma basis, Live Events net revenue in the nine months ended September 30, 2015 increased by $12.0 million, or 9.6%, as compared to same period in 2014. This increase was primarily driven by increases in the attendance and revenue per attendee at our live events. We have continued to make strategic investments in our live event portfolio that have positively contributed to our net revenue growth.

Liquidity and Capital Resources

	Nine Months Ended September 30,
($ in thousands)	2014	2015
Cash provided by operating activities	$35,217	$14,040
Cash used in investing activities	(15,117)	(65,013)
Cash (used in) provided by financing activities	(35,830)	54,696
Net effect of foreign currency exchange rate changes	—	(126)
Net (decrease) increase in cash	$(15,730)	$3,597

We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months. As of September 30, 2015, we had $598.8 million of outstanding indebtedness, and based on interest rates in effect as of that date, we expect our debt service requirements to be approximately $32.8 million over the next twelve months. In addition, as of September 30, 2015 we have $28.1 million of cash, $66.3 million of receivables from customers, which historically have had an average collection cycle of approximately 58 days, and $50.0 million of available borrowing capacity under our revolving credit facility.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2015 was $14.0 million, as compared to $35.2 million in the same period in 2014. This decrease was primarily driven by a one-time cash payment of $27.7 million on April 1, 2015 to lenders for the redemption of the Unsecured Senior Notes due 2019 issued by our indirect, wholly owned subsidiary as described below under "Financing Arrangements". Excluding this non-recurring payment to lenders in 2015, cash flows provided by operating activities would have been $41.8 million in the nine months ended September 30, 2015, an increase of $6.6 million. This increase, excluding the non-recurring payment to lenders, was due to $9.4 million more cash generated by our operations in 2015 than in 2014, $3.1 million received in connection with the sale of certain marketing rights on the remainder of our owned towers and a lower increase in accounts receivable of $2.2 million, offset by interest payments of $8.5 million.
Cash Flows from Investing Activities

Net cash used in investing activities increased $49.9 million to $65.0 million for the nine months ended September 30, 2015 from $15.1 million for the same period in 2014. This was mainly due to a $69.9 million increase in net payments for acquisitions, partially offset by an $18.6 million increase in proceeds from the sale of assets.

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
Cash Flows from Financing Activities

Net cash provided by financing activities was $54.7 million for the nine months ended September 30, 2015, as compared to net cash used in financing activities of $35.8 million for the same period in 2014. This increase was due to new borrowings, net of debt repayments and debt issuance fees, of $55.1 million in 2015 in connection with the refinancing described under "Financing Arrangements" below, as compared to cash paid for debt repayments and debt issuance costs of $123.9 million in 2014. In addition, we had cash proceeds of approximately $88 million, net of offering costs, in 2014 in connection with our IPO.

We have historically serviced our debt obligations from funds generated from operating activities. We believe that our cash balance, together with our revolver capacity and cash generated by operating activities, will be sufficient to fund our operations, service our debt obligations and pursue our strategy in the future.
Financing Arrangements

On April 1, 2015, the Company issued $300.0 million of new 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and a new Senior Secured Credit Facility, including a new seven year, $275.0 million term loan facility (the "New Term Loan") and a new five year, $50.0 million revolving credit facility (the "New Revolver" and together with the New Term Loan, the "New Senior Secured Credit Facility"). The New Term Loan has an initial interest rate of 4.25% (based on current LIBOR levels), a 1.00% LIBOR floor and an applicable margin of 325 basis points. The New Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of September 30, 2015, the Company had no outstanding borrowings under the New Revolver.

The proceeds from the 2023 Notes and New Term Loan were used to redeem the 9% Unsecured Senior Notes due April 2019 issued by our indirect, wholly-owned subsidiary Townsquare Radio, LLC ("Townsquare Radio") together with Townsquare Radio, Inc., as co-borrowers (the "2019 Notes"), and repay all outstanding borrowings under Townsquare Radio's existing Senior Secured Credit Facility, including a $10.0 million revolving credit facility. The Company paid $27.7 million in redemption premiums to holders of the 2019 Notes in connection with the redemption. In addition, the Company had a loss of $9.1 million and a gain of $6.8 million on the write-off of unamortized deferred financing costs and bond premium, respectively in connection with these repayments. The payment to holders of the 2019 Notes and the write-off of the unamortized deferred financing costs and bond premium are included in net loss on debt extinguishment in the Company’s Consolidated Statements of Income for the nine months ended September 30, 2015.

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

Recent Accounting Standards

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2 of the Notes to Unaudited Consolidated Financial Statements included under Item 1.

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

Interest Rate Risk

At September 30, 2015 we had cash of $28.1 million, as such we do not believe our cash has significant risk of default or illiquidity.

As of September 30, 2015 we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under the 2023 Notes.

Our primary interest rate exposure as of September 30, 2015 was due to interest rate fluctuations, specifically the impact of LIBOR interest rates on the New Term Loans. We anticipate such interest rate risk will remain a market risk for the foreseeable future.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Securities Purchase Agreement by and among Townsquare Live Events, LLC, Townsquare Media, Inc., Heartland Group, LLC, Danny Huston and Jeffrey Blomsness Dated as of August 14, 2015

10.2	Incremental Agreement No. 1, dated as of September 1, 2015, among Townsquare Media, Inc. and Royal Bank of Canada as administrative agent and Incremental Term Lender

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document