Form 10-Q/A
period 2015-09-30
Townsquare Media, Inc.
filed 2015-11-09
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q/A (Amendment No. 1) __________________

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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (this "Amendment") is being provided for the purpose of including Exhibits 10.1 and 10.2 with our Quarterly Report on Form 10-Q for the period ended on September 30, 2015 (the "Form 10-Q"), that was filed on November 9, 2015. As a result of a technical error, the Exhibits 10.1 and 10.2 in the Form 10-Q as originally filed were erroneously excluded in their entirety. We have included in this Amendment the Exhibits 10.1 and 10.2 dated as of the date hereof.
No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing, and does not modify or update any other disclosures made in the Form 10-Q.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment restates in its entirety Item 6 of the Form 10-Q and contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are filed herewith. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of such certifications have been omitted, and no certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are being filed herewith.

Item 6. Exhibits

10.1	Securities Purchase Agreement by and among Townsquare Live Events, LLC, Townsquare Media, Inc., Heartland Group, LLC, Danny Huston and Jeffrey Blomsness Dated as of August 14, 2015

10.2	Incremental Agreement No. 1, dated as of September 1, 2015, among Townsquare Media, Inc. and Royal Bank of Canada as administrative agent and Incremental Term Lender

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

**	Previously furnished with our Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed on November 9, 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

Date: November 9, 2015