Form 10-Q
period 2016-03-31
Townsquare Media, Inc.
filed 2016-05-10
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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

As of May 9, 2016, the registrant had 18,394,515 outstanding shares of common stock consisting of: (i)10,477,551 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 4,894,480 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and per Share Data)
(unaudited)

	December 31, 2015	March 31, 2016
ASSETS
Current assets:
Cash	$33,298	$30,820
Accounts receivable, net of allowance of $2,114 and $2,251, respectively	60,143	52,382
Prepaid expenses and other current assets	9,766	17,722
Total current assets	103,207	100,924
Property and equipment, net	133,943	135,210
Intangible assets, net	517,979	516,750
Goodwill	292,953	292,953
Investments	5,049	5,049
Other assets	7,580	7,450
Total assets	$1,060,711	$1,058,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,549	$6,699
Current portion of long-term debt	171	173
Deferred revenue	17,496	24,195
Accrued expenses and other current liabilities	29,958	21,862
Accrued interest	4,910	9,763
Total current liabilities	62,084	62,692
Long-term debt, less current portion (net of deferred finance costs of $9,962 and $9,581, respectively)	588,657	588,314
Deferred tax liability	35,233	34,387
Other long-term liabilities	11,297	11,020
Total liabilities	697,271	696,413
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 9,946,354 shares issued and outstanding at December 31, 2015 and March 31, 2016, respectively	100	100
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 shares issued and outstanding at December 31, 2015 and March 31, 2016, respectively	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 4,894,480 shares issued and outstanding at both December 31, 2015 and March 31, 2016, respectively	49	49
Total common stock	179	179
Additional paid-in capital	361,186	361,438
Retained earnings (deficit)	1,391	(70)
Accumulated other comprehensive income (loss)	44	(313)
Non-controlling interest	640	689
Total liabilities and stockholders’ equity	$1,060,711	$1,058,336
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2015	2016

Net revenue	$81,118	$94,432

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	61,329	76,905
Depreciation and amortization	3,671	6,123
Corporate expenses	5,240	5,557
Stock-based compensation	—	252
Transaction costs	47	169
Net gain on sale of assets	(7)	(366)
Total operating costs and expenses	70,280	88,640
Operating income	10,838	5,792
Other expenses:
Interest expense, net	10,561	8,565
Other expense (income), net	48	(483)
Income (loss) before income taxes	229	(2,290)
Provision (benefit) for income taxes	98	(907)
Net income (loss)	$131	$(1,383)

Net income (loss) attributable to:
Controlling interests	$96	$(1,461)
Non-controlling interests	35	78

Net income (loss) per share:
Basic	$0.01	$(0.08)
Diluted	$—	$(0.08)

Weighted average shares outstanding:
Basic	17,374	17,863
Diluted	33,767	17,863

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2015	2016

Net income (loss)	$131	$(1,383)
Foreign currency translation adjustments	—	(357)
Comprehensive income (loss)	$131	$(1,740)

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
Balance at January 1, 2016	9,946,354	3,022,484	4,894,480	9,508,878	$179	$361,186	$1,391	$44	$640	$363,440
Net (loss) income	—	—	—	—	—	—	(1,461)	—	78	(1,383)
Stock-based compensation	—	—	—	—	—	252	—	—	—	252
Foreign currency exchange	—	—	—	—	—	—	—	(357)	—	(357)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(29)	(29)
Balance at March 31, 2016	9,946,354	3,022,484	4,894,480	9,508,878	$179	$361,438	$(70)	$(313)	$689	$361,923

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities:
Net income (loss) attributable to:
Controlling interests	$96	$(1,461)
Non-controlling interests	35	78
Net income (loss)	$131	$(1,383)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,671	6,123
Amortization of deferred financing costs	575	380
Deferred income tax expense (benefit)	98	(907)
(Recovery of) provision for doubtful accounts	(360)	610
Stock-based compensation expense	—	252
Cancellation of debt	—	(34)
Amortization of bond premium	(424)	—
Net gain on sale of assets	(7)	(366)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8,584	6,353
Prepaid expenses and other assets	(1,474)	(7,332)
Accounts payable	329	(2,871)
Accrued expenses	(830)	(1,460)
Accrued interest	9,678	4,853
Other long-term liabilities	10	(277)
Net cash provided by operating activities	19,981	3,941
Cash flows from investing activities:
Payments for acquisitions, net of cash received	(2,673)	—
Acquisition of intangibles	(32)	—
Purchase of property and equipment	(3,133)	(6,496)
Proceeds from insurance settlement	—	451
Proceeds from sale of assets	53	842
Net cash used in investing activities	(5,785)	(5,203)
Cash flows from financing activities:
Offering costs	(99)	—
Repayment of long-term debt	(284)	(646)
Cash distributions to non-controlling interests	(23)	(29)
Repayments of capitalized obligations	(39)	(42)
Net cash used in financing activities	(445)	(717)
Net effect of foreign currency exchange rate changes	—	(499)
Net increase (decrease) in cash	13,751	(2,478)
Cash:
Beginning of period	24,462	33,298
End of period	$38,213	$30,820
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$719	$3,323
Income taxes	182	435
Barter transactions:
Barter revenue – included in net revenue	$2,992	$4,217
Barter expense – included in direct operating expenses	2,874	3,080
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of the Business

Townsquare Media, Inc. is a media, entertainment and digital marketing solutions company principally focused on small and mid-sized markets across the United States. As of March 31, 2016, our assets included 309 radio stations and more than 325 local websites in 66 U.S. markets, approximately 550 live events with nearly 18 million annual attendees in the U.S. and Canada, a digital marketing solutions company serving approximately 8,700 small to medium sized businesses, and one of the largest digital advertising networks focused on music and entertainment reaching more than 60 million unique visitors each month. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; music festivals such as Mountain Jam, WE Fest and Taste of Country Music Festival; touring lifestyle and entertainment events such as the America on Tap craft beer festival series, the Insane Inflatable 5K obstacle race series, and North American Midway Entertainment ("NAME"), North America’s largest mobile amusement company; and tastemaker music and entertainment owned and affiliated websites such as XXL.com, TasteofCountry.com, Loudwire.com, JustJared.com and BrooklynVegan.com. Funds managed by Oaktree Capital Management, L.P. ("Oaktree") are the Company’s largest equity holder.

2. Summary of Significant Accounting Policies

Except as stated below, there have been no significant changes in the Company’s accounting policies since December 31, 2015. For the Company's detailed accounting policies please refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report on Form 10-K") filed with the Securities and Exchange Commission ("SEC") on February 26, 2016.

Foreign Currency

NAME, acquired by a subsidiary of the Company on September 1, 2015, conducts a portion of its business in Canada. Results of operations for our Canadian entity are translated into U.S. dollars using the average exchange rates during the period.  The assets and liabilities of our Canadian entity are translated into U.S. dollars using the exchange rates at the balance sheet date.  The related translation adjustments are recorded in a separate component of stockholders' equity, “Accumulated other comprehensive income”.  Foreign currency transaction gains and losses are included in operations in other expense (income), net.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 842. The standard is effective for fiscal years beginning after December 15, 2018, and will require measurement of leases at the beginning of the earliest period presented, using a modified retrospective approach. The Company is currently assessing the potential impact ASU 2016-02 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company is currently assessing the potential impact ASU 2016-09 will have on its financial statements.

In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which amends the principal-versus agent implementation guidance and illustrations in the Board’s new revenue standard (ASU 2014-09, Revenue From Contracts With Customers). FASB issued the ASU in response to concerns identified by stakeholders, including those related to (i) determining the appropriate unit of account under the revenue standard’s principal-versus-agent guidance and (ii) applying the indicators of whether an entity is a principal or an agent in accordance with the revenue standard’s control principle. Among other things, the ASU clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. As defined in the ASU, a specified good or service is "a distinct good or service (or a distinct bundle of goods or services) to be provided to the customer." Therefore, for contracts involving more than one specified good or service, the entity may be the principal for one or more specified goods or services and the agent for others. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently assessing the potential impact ASU 2016-08 will have on its financial statements.

3. Interim Financial Data

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2015 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three months ended March 31, 2016 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 is derived from the audited financial statements at that date.

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

4. Significant Acquisitions

NAME Acquisition: On September 1, 2015, the Company, through a subsidiary of Townsquare Live Events, LLC, purchased all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly-owned subsidiary NAME for approximately $70.0 million in cash, 481,948 unregistered shares of the Company's Class A common stock valued at $4.9 million, and a working capital adjustment of $0.4 million. Cash consideration was satisfied from cash on hand, $45.0 million of incremental term loan borrowings and a working capital adjustment of approximately $0.4 million. The Company estimated the fair value of acquired intangibles using the discounted cash flow method. The purchase price was allocated to the tangible and intangible assets and liabilities at their fair value at the date of acquisition, with any excess of the purchase price over the net assets acquired being reported as goodwill. The Company expects none of this goodwill to be deductible for tax purposes. The Company has recognized an opening deferred tax liability in connection with the acquisition of NAME, as the initial tax basis of the acquired assets differ from their initial basis under GAAP, which reflects estimated fair market value.

The NAME purchase price allocation is shown in the following table.

(in thousands)
Current assets	$5,148
Customer relationships	8,700
Trade name	4,600
Other intangibles	1,000
Property and equipment	42,894
Goodwill	39,866
Non-controlling interest	(225)
Accounts payable and accrued expenses	(9,586)
Deferred tax liabilities	(17,035)
Total purchase price	$75,362

Pro-Forma Results: The following table illustrates the unaudited pro-forma information reflecting net revenue and net loss for the three months ended March 31, 2015 as if the acquisition of NAME had occurred on January 1, 2015. The unaudited pro-forma amounts are for informational purposes only and do not purport to represent what the Company’s actual results of operations would have been if the aforementioned acquisition had been completed as of January 1, 2015 or any other historical date, nor is it reflective of the Company’s expected actual results of operations for any future periods.

(in thousands)
Three Months Ended March 31,
2015
Net revenue	$88,852
Net loss	(4,205)

5. Investments

Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. Management does not exercise significant control over operating and financial policies of the investees, accordingly the investments are reflected under the cost method of accounting. The initial equity valuations were based upon a discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the Accounting Standards Codification Section 820 framework. It is impracticable to obtain these Level 3 inputs as of the reporting date, accordingly a current market valuation has not been performed. Since the initial valuations, however, there have been no identified events or changes in circumstances that we believe would have a significant adverse effect on the fair value of these investments.

6. Property and Equipment

Property and equipment consisted of the following:

	(in thousands)
	December 31, 2015	March 31, 2016
Land and improvements	$20,329	$19,956
Buildings and leasehold improvements	32,997	33,559
Broadcast equipment	70,656	71,453
Rides and related equipment	40,369	41,309
Computer and office equipment	10,742	11,067
Furniture and fixtures	7,428	8,679
Transportation equipment	11,543	13,000
Software development costs	17,571	18,746
	211,635	217,769
Less: Accumulated depreciation and amortization	(77,692)	(82,559)
Property and equipment, net	$133,943	$135,210

Depreciation and amortization expense for property and equipment was $3.1 million and $4.9 million for the three months ended March 31, 2015 and 2016, respectively.

In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") (the "Tower Sale"). The divested towers house antenna that broadcast certain of the Company’s radio stations. The Company also entered into an agreement with Vertical Bridge whereby Vertical Bridge will serve as the exclusive marketing agent for the over 282 towers retained by the Company. The Company received total cash proceeds of $21.6 million, net of closing adjustments, in exchange for the sale of the towers and the exclusive marketing arrangement. In addition, the Company has leased a portion of the space on the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of twenty years and three optional five-year renewal periods. The Company will pay $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers.

The Company has determined that the relative fair value of the towers sold and the exclusive marketing arrangement were $25.8 million and $3.1 million, respectively. The following was recognized in the Company's consolidated balance sheet in connection with this transaction with Vertical Bridge:

($ in thousands)	Fair Value	Balance Sheet Location
Long-term prepaid rent asset	$7,311	Other long term assets
Deferred gain on the sale of towers	$7,311	Other long term liabilities
Exclusive marketing arrangement	$3,111	Other long term liabilities

The Company realized an $11.5 million gain in connection with the sale of these towers during the third quarter of 2015, which was included in net gain on sale in the Company's consolidated statements of operations. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The exclusive marketing arrangement is being amortized through net revenue over the five-year term of the arrangement in the Company's consolidated statements of operations.

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

There were no changes to goodwill for the three months ended March 31, 2016.

Intangible assets consist of the following:

		(in thousands)
	Estimated Useful Life	December 31, 2015	March 31, 2016
Intangible Assets:
FCC licenses	Indefinite	$486,229	$486,229
Trademarks and trade names	Indefinite	4,600	4,600
Customer and advertising relationships	10 years	14,317	14,317
Customer relationships	15 years	8,700	8,700
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademark	15 years	11,258	11,258
Permits/licenses	1 year	1,000	1,000
Other intangibles	3 years	980	980
Total		529,531	529,531
Less: Accumulated amortization		(11,552)	(12,781)
Net amount		$517,979	$516,750

Amortization expense for definite-lived intangible assets was $0.6 million and $1.2 million for the three months ended March 31, 2015 and 2016, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2016 is as follows:

(in thousands)
2016 (remainder)	$2,775
2017	2,987
2018	2,138
2019	2,015
2020	2,009
Thereafter	13,997
$25,921

8. Long-Term Debt
Long-term debt consisted of the following:

	(in thousands)
	December 31, 2015	March 31, 2016
2023 Notes	$300,000	$299,320
Term Loans	298,512	298,512
Capitalized obligations	278	236
Long-term debt before deferred financing costs	598,790	598,068
Deferred financing costs	(9,962)	(9,581)
	588,828	588,487
Less: current portion of long-term debt	(171)	(173)
	$588,657	$588,314

On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and a Senior Secured Credit Facility, which includes a seven year, $275.0 million term loan facility (the "Term Loans") and a five year, $50.0 million revolving credit facility (the "Revolver"). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. The proceeds from the 2023 Notes and Term Loans were used to repay substantially all of our previous long-term borrowings.

On September 1, 2015, the Company issued incremental term loans of $45.0 million under the Senior Secured Credit Facility, the proceeds of which were used to partially fund the purchase price of NAME. Further, on September 30, 2015, the Company made a $20.0 million voluntary prepayment of borrowings under the Term Loans. The Company recognized a loss of $0.3 million on the write-off of unamortized deferred financing costs in connection with this voluntary prepayment in the third quarter of 2015.

On March 24, 2016, the Company voluntarily repurchased $0.7 million of its 2023 Notes at a market price of 95% of par, plus accrued interest. The repurchased notes were canceled by the Company. A gain of $34 thousand is included in other expense (income), net in the Company's consolidated statements of operations for the three months ended March 31, 2016.

At March 31, 2016, the Term Loans continued to bear interest at an initial interest rate of 4.25% (based on current LIBOR levels, a 1.00% LIBOR floor and an applicable margin of 325 basis points). The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of March 31, 2016, the Company had no outstanding borrowings under the Revolver.

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

The Term Loans mature on April 1, 2022, and the Revolver matures on April 1, 2020. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of annual excess cash flow as defined (subject to certain reductions). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries.

The Senior Secured Credit Facility contains covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness or liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; make acquisitions, investments, loans and advances; prepay certain indebtedness including the 2023 Notes; change the nature of its business; engage in certain transactions with affiliates and incur restrictions on interactions between the Company and its subsidiaries, or limit actions in relation to the Senior Secured Credit Facility.

The Company is in compliance with its covenants under the 2023 Notes and Senior Secured Credit Facility as of March 31, 2016.

As of March 31, 2016, based on available market information, the estimated fair values of the 2023 Notes and the Term Loans were $287.1 million and $295.2 million, respectively.

Annual maturities of the Company's long-term debt as of March 31, 2016 are as follows:

(in thousands)
2016 (remainder)	$130
2017	91
2018	5
2019	5
2020	5
Thereafter	597,832
$598,068

9. Stockholders' Equity

The table below presents a summary, as of March 31, 2016, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

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

The foregoing share totals exclude 4,260,478 of Class A common stock and 4,511,236 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $8.96 and $13.02 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

On April 6, 2016, we issued 531,197 shares of Class A common stock upon the exercise of outstanding warrants.

The Company's common stock is not entitled to preemptive or other similar subscription rights to purchase any of our securities. Unless the Company's Board of Directors determines otherwise, we will issue all of our capital stock in uncertificated form.

Stock-based Compensation

The Company's 2014 Omnibus Incentive Plan (the "2014 Incentive Plan") provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of March 31, 2016, 3,235,450 shares were available for grant.

The grant date fair value of the equity options granted is estimated using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company's common stock price, dividend yield and the risk-free rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted for the three months ended March 31, 2016.

Expected volatility	30.0%
Expected term	4.25 - 6.33 years
Risk free interest rate	1.4% - 1.7%
Expected dividend yield	0.0%

With the exception of the options that were granted to employees in the first quarter of 2016, the options provide for immediate vesting and the options have an exercise price of between $8.96 and $13.02 per share. The expected term was calculated using the simplified method, defined as the midpoint between the vesting period and the contractual term of each award. The expected volatility was based on market conditions of the Company and comparable companies. The risk free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not paid dividends and therefore did not utilize a dividend yield in the calculations.

The following table summarizes stock option activity for the three months ended March 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,924,903	$11.00
Granted	—	—
Exercised	—	—
Forfeited	(40,412)	11.00
Outstanding at March 31, 2015	6,884,491	$11.00	9.29	$12,716,058

The following table summarizes stock option activity for the three months ended March 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	7,329,334	$11.20
Granted	1,600,000	8.96
Exercised	—	—
Forfeited	(157,620)	11.00
Outstanding at March 31, 2016	8,771,714	$10.96	7.8	$4,930,165

Of the 1,600,000 options granted during the three months ended March 31, 2016, 1,565,000 were granted to employees and 35,000 were granted to directors of the Company. The weighted average grant date fair value of stock options granted was $2.38 and $2.98 for options granted to employees and directors of the Company, respectively. The options granted to directors provide for immediate vesting, whereas the options granted to employees have a five-year term with 50% vesting in year three and 50% vesting in year four. For the three months ended March 31, 2016, the Company recognized $0.3 million, respectively, of stock-based compensation expense with respect to the options granted. As of March 31, 2016, total unrecognized stock-based compensation expense is $3.1 million to be recognized over four years.

There was no restricted stock activity during the three months ended March 31, 2015 or 2016.

The Company has issued stock to employees and independent directors. The shares are subject to a Selldown Agreement, pursuant to which the FiveWire Media Ventures LLC ("FiveWire") (an entity formed for the purpose of investing in the Company by certain members of management, including Steven Price, Stuart Rosenstein, Dhruv Prasad, Scott Schatz and certain other individuals (together, the "FiveWire Holders")) and certain other members of management are subject to certain restrictions on sales of the Company's common stock held by them. Pursuant to the terms of the Selldown Agreement, the FiveWire Holders and certain other members of management are generally restricted from transferring a specified percentage (which is expected to range between 50% and 100%) of the shares of the Company's common stock held by them at the closing of the July 24, 2014 initial public offering (the "IPO"). If Oaktree sells a portion of the shares of common stock or warrants to purchase common stock that it holds (the percentage of shares and warrants, collectively, held by Oaktree at such time that it sells in such a transaction, referred to as the "Sale Percentage"), those subject to the Selldown Agreement will be permitted to sell a percentage of the shares of common stock and warrants held by them, up to an amount equal to the Sale Percentage. The Selldown Agreement will terminate on the earlier of (i) the date that Oaktree no longer holds at least 10% of the shares of common stock and warrants exercisable for common stock, collectively, held by Oaktree immediately following closing of the IPO, and (ii) the third anniversary of the closing of the IPO.

10. Income Taxes

The Company's effective tax rate for the three months ended March 31, 2015 and 2016 was approximately 42.8% and 39.6%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended March 31, 2016 primarily relates to state, local and foreign income taxes.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	December 31, 2015	March 31, 2016
Accrued compensation and benefits	$14,157	$6,644
Accrued professional fees	935	1,099
Accrued commissions	2,252	2,277
Accrued taxes	2,786	2,339
Accrued music and FCC licensing	1,103	1,096
Accrued publisher fees	1,088	850
Accrued national representation fees	1,060	891
Due to sellers, business combinations	2,286	1,015
Deferred rent	1,295	1,252
Accrued other	2,996	4,399
	$29,958	$21,862

12. Lease and Other Commitments

Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $4.0 million and $4.8 million for the three months ended March 31, 2015 and 2016, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.

At March 31, 2016, the total minimum annual rental commitments under non-cancelable operating leases are as follows:

(in thousands)
2016 (remainder)	$7,393
2017	8,939
2018	7,688
2019	6,692
2020	4,969
Thereafter	15,521
Total minimum payments	$51,202

In January 2016, the Company signed a lease for office space in Charlotte, North Carolina, for use by its digital marketing solutions operation. The lease commenced on March 1, 2016, and has a ten year term. Initially 28,000 square feet will be leased, increasing to 51,288 square feet by year four. The annual minimum rental commitment aggregates $0.3 million at commencement of the lease, escalating to $1.3 million by year ten.

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of March 31, 2016 is approximately $11.2 million and is expected to be paid in accordance with the agreements through October 2018.

We normally commit one or more years in advance to provide rides, games and concessions at certain fairs. These agreements include an obligation to pay event fees, which may be expressed as a flat fee or as a percentage of revenues. At March 31, 2016, our total minimum fee commitments for contracts with a remaining term in excess of one year are as follows:

(in thousands)
2016 (remainder)	$2,651
2017	3,531
2018	3,215
2019	1,920
2020	1,062
Thereafter	2,821
Total minimum payments	$15,200

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

The following table presents the Company’s reportable segment results for the three months ended March 31, 2015:

	(in thousands)
	Local Advertising	Live Events	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2015
Net revenue	$65,053	$8,166	$7,899	$—	$81,118
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	46,202	7,572	7,555	—	61,329
Depreciation and amortization	2,796	223	219	433	3,671
Corporate expenses	—	—	—	5,240	5,240
Transaction costs	—	—	—	47	47
Net gain on sale of assets	—	—	—	(7)	(7)
Operating income (loss)	$16,055	$371	$125	$(5,713)	$10,838
Capital expenditures	$681	$705	$1,353	$394	$3,133

The following table presents the Company’s reportable segment results for the three months ended March 31, 2016:

	(in thousands)
	Local Advertising	Live Events	Other Media & Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2016
Net revenue	$67,915	$15,546	$10,971	$—	$94,432
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	48,236	18,787	9,882	—	76,905
Depreciation and amortization	2,688	2,145	182	1,108	6,123
Corporate expenses	—	—	—	5,557	5,557
Stock-based compensation	21	20	8	203	252
Transaction costs	—	—	—	169	169
Net gain on sale of assets	—	—	—	(366)	(366)
Operating income (loss)	$16,970	$(5,406)	$899	$(6,671)	$5,792
Capital expenditures	$1,030	$3,138	$1,379	$949	$6,496

NAME, acquired by a subsidiary of the Company on September 1, 2015, conducts a portion of its business in Canada. Consolidated revenue for the three months ended March 31, 2016 includes $83 thousand of Canadian revenue, and long-lived assets located in Canada aggregated $3.9 million as of March 31, 2016.

Note 14. Net Income (Loss) Per Common Share

The following table sets forth the computations of basic and diluted net income (loss) per share for the three months ended March 31, 2015 and 2016.

	(in thousands, except per share data)
	Three Months Ended March 31,
	2015	2016

Numerator:
Net income (loss)	$131	$(1,383)

Denominator:
Weighted average shares of common stock outstanding	17,374	17,863
Effect of dilutive common stock equivalents	16,393	—

Weighted average diluted common shares outstanding	33,767	17,863

Net income (loss) per share:
Basic	$0.01	$(0.08)
Diluted	$—	$(0.08)

The Company excluded 9,508,787 warrants and 202,036 options from the calculation of net loss per share for the three months ended March 31, 2016 as they were considered anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is intended to provide the reader with an overall understanding of our financial condition, results of operations, cash flows and sources and uses of cash. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. In addition, we also provide a discussion of accounting policies that require critical judgments and estimates as well as discuss certain risks and uncertainties that could cause our actual future results to differ materially from our historical results or our current expectations. This discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements as a result of these risks and uncertainties, including those set forth in this quarterly report.

Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, and other factors mentioned in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2015 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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

Our Local Advertising contracts are generally short-term. In the media industry, companies sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash. Barter revenue was $3.0 million and $4.2 million and barter expense was $2.9 million and $3.1 million for the three months ended March 31, 2015 and 2016, respectively. The majority of barter revenue and expense falls within our Local Advertising segment.

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

Certain expenses attributable to the live events business are variable, including sponsorship sales commissions, certain costs related to production and certain revenue sharing agreements with partners. A portion of our revenue and expenses, related to some of our North American Midway Entertainment, Inc. ("NAME") operations, are denominated in Canadian dollars and expose us to translational foreign currency risk. We have not historically hedged our exposure to this risk.

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

Other sources of revenue within our Other Media and Entertainment business include tower and other miscellaneous revenue. We generate revenue from leasing space on our own tower facilities sold generally to communications companies and local authorities, as well as from other miscellaneous revenue sources. As a result of the September 1, 2015 sale of 43 towers (see Note 6 of the Notes to unaudited Consolidated Financial Statements), tower lease revenue is no longer a significant contributor to other revenue.

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

Macroeconomic Indicators

Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of April 28, 2016, U.S. GDP grew at an annual rate of 0.5% in the first quarter of 2016.

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

Executive Summary

The key developments in our business for the three months ended March 31, 2016, as compared to the same period in 2015 are summarized below:

•	Consolidated net revenue for the three months ended March 31, 2016 increased $13.3 million, or 16.4%.
Organic growth accounts for $6.9 million of the increase, with $6.4 million relating to the acquisition of NAME.

•	Local Advertising net revenue increased $2.9 million, or 4.4%.

•	Live Events net revenue increased $7.4 million, or 90.4%.

•	Other Media and Entertainment net revenue increased $3.0 million, or 38.9%.

•	Pro forma consolidated net revenue increased $5.9 million, or 6.7%.

•
Local Advertising net revenue increased $2.9 million, or 4.4%. Excluding the impact of political advertising revenue in 2016, an election year, pro forma Local Advertising net revenue increased $1.8 million, or 2.7%.

•
Pro forma Live Events net revenue decreased $0.4 million, or 2.2%, primarily as a result of events that previously occurred in the first quarter of 2015 moving entirely or partially to the second quarter of 2016.

•	Pro forma Other Media and Entertainment net revenue increased $3.4 million, or 45.3%, primarily driven by strong growth within our digital marketing solutions offering and national digital assets.

Consolidated Results of Operations

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2016

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended March 31,
	2015	2016	$ Change	% Change
Statement of Operations Data:
Local Advertising net revenue	$65,053	$67,915	$2,862	4.4%
Live Events net revenue	8,166	15,546	7,380	90.4%
Other Media and Entertainment net revenue	7,899	10,971	3,072	38.9%
Net revenue	81,118	94,432	13,314	16.4%
Operating Costs and Expenses:
Local Advertising direct operating expenses	46,202	48,236	2,034	4.4%
Live Events direct operating expenses	7,572	18,787	11,215	148.1%
Other Media and Entertainment direct operating expenses	7,555	9,882	2,327	30.8%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	61,329	76,905	15,576	25.4%
Depreciation and amortization	3,671	6,123	2,452	66.8%
Corporate expenses	5,240	5,557	317	6.0%
Stock-based compensation	—	252	252	**
Transaction costs	47	169	122	259.6%
Net gain on sale of assets	(7)	(366)	(359)	**
Total operating costs and expenses	70,280	88,640	18,360	26.1%
Operating income (loss)	10,838	5,792	(5,046)	(46.6)%
Other expense:
Interest expense, net	10,561	8,565	(1,996)	(18.9)%
Other expense (income), net	48	(483)	(531)	**
Total other expense	10,609	8,082	(2,527)	(23.8)%
Income (loss) before income taxes	229	(2,290)	(2,519)	**
Provision (benefit) for income taxes	98	(907)	(1,005)	**
Net income (loss)	$131	$(1,383)	$(1,514)	**
**Percent change not meaningful.

Net Revenue

Net revenue for the three months ended March 31, 2016 increased by $13.3 million, or 16.4%, as compared to the same period in 2015. The increase was primarily driven by increases in Local Advertising net revenue of $2.9 million, Live Events net revenue of $7.4 million and Other Media and Entertainment net revenue of $3.0 million.

Local Advertising net revenue for the three months ended March 31, 2016 increased $2.9 million, or 4.4%, as compared to the same period in 2015. The increase was driven by an increase in political net revenue of $1.1 million and non-political net revenue of $1.8 million.

Live Events net revenue for the three months ended March 31, 2016 increased $7.4 million, or 90.4%, as compared to the the same period in 2015. The increase was composed of $6.4 million of growth from the acquisition of NAME on September 1, 2015 and $1.0 million of growth from our existing business. The growth from our existing business was achieved primarily within our touring lifestyle and entertainment events such as our America on Tap craft beer festival series and our Insane Inflatable 5K obstacle race series.

Other Media and Entertainment net revenue for the three months ended March 31, 2016 increased $3.0 million, or 38.9%, as compared to the the same period in 2015, as the result of increases within our digital marketing solutions offering and national digital assets.

Direct Operating Expenses

Direct operating expenses for the three months ended March 31, 2016 increased by $15.5 million, or 25.4%, as compared to the same period in 2015. The increase was primarily driven by increases in Local Advertising direct operating expenses of $2.0 million, Live Events direct operating expenses of $11.2 million and Other Media and Entertainment direct operating expenses of $2.3 million.

Local Advertising direct operating expenses for the three months ended March 31, 2016 increased $2.0 million, or 4.4%, as compared to the the same period in 2015, as a result of increases in variable costs, including sales related expenses.

Live Events direct operating expenses for the three months ended March 31, 2016 increased $11.2 million, or 148.1%, as compared to the the same period in 2015. The increase in Live Events direct operating expenses was primarily related to NAME, which we acquired on September 1, 2015.

Other Media and Entertainment direct operating expenses for the three months ended March 31, 2016 increased $2.3 million, or 30.8%, as compared to the the same period in 2015. The increase was driven by higher costs in headcount-related expenses including salaries and benefits, to support the growth within our digital marketing solutions offering and national digital assets.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2016 increased $2.5 million, or 66.8%, as compared to the same period in 2015 primarily related to depreciation on property and equipment acquired through the acquisition of NAME and amortization of capitalized software development costs.

Corporate Expenses

Corporate expense for the three months ended March 31, 2016 increased $0.3 million, or 6.0%, as compared to the same period in 2015. The increase was primarily due to (i) increased costs in headcount-related expenses including salaries and benefits as a result of increased hiring in the fourth quarter of 2015 and (ii) costs incurred to support our data initiative project.

Stock-based Compensation

Stock-based compensation was $0.3 million for the three months ended March 31, 2016 due to the grant of 1.6 million stock options to certain employees and directors under the 2014 Incentive Plan in the first quarter of 2016. No such options were issued during the three months ended March 31, 2015.

Net Gain on Sale of Assets

In the three months ended March 31, 2016, we recognized a $0.4 million net gain on the sale of assets, as compared to de minimus gain in the same period in 2015. The net gain in the first quarter of 2016 primarily resulted from an earnout payment related to the sale of 43 towers on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC (the "Tower Sale").

Other Expense

Interest expense, net is the major recurring component of other expense. Interest expense, net decreased $2.0 million, or 18.9%, in the three months ended March 31, 2016 as compared to the same period in 2015, primarily due to the refinancing of our outstanding indebtedness at more favorable rates on April 1, 2015.

On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and entered into a Senior Secured Credit Facility, including a seven year, $275.0 million term loan facility (the "Term Loans") and a five year, $50.0 million revolving credit facility (the "Revolver" and together with the Term Loans, the "Senior Secured Credit Facility"). The proceeds from the 2023 Notes and Term Loans were used to repay substantially all of our previous long-term borrowings.

The following table illustrates the components of our interest expense, net for the periods indicated.

	Three Months Ended March 31,
	2015	2016
($ in thousands)
2023 Notes	$8,822	$4,874
Term Loans	1,147	3,299
Capital loans and other	16	12
Loan origination costs	576	380
Interest expense, net	$10,561	$8,565

Provision (benefit) for income taxes

We recognized a benefit for income taxes of $0.9 million for the three months ended March 31, 2016. Our effective tax rate for the period was approximately 39.6%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended March 31, 2016 primarily relates to state, local and foreign income taxes.

Supplemental Pro Forma Net Revenue
For comparative purposes and to enable the reader to adequately compare prior year with current year results, the following discussion and tables present net revenue for Townsquare, pro forma for the acquisitions of NAME on September 1, 2015, as well as the Tower Sale on September 1, 2015 (collectively, the "Transactions"). The following tables present our pro forma results, which include the results of the Transactions prior to the transaction dates.

Three Months Ended March 31, 2015:

($ in thousands)	Townsquare	NAME	Tower Sale	Townsquare Pro Forma for the Transactions
Local Advertising net revenue	$65,053	$—	$—	$65,053
Live Events net revenue	8,166	7,734	—	15,900
Other Media and Entertainment net revenue	7,899	—	(348)	7,551
Net revenue	$81,118	$7,734	$(348)	$88,504

The following table summarizes our pro forma net revenue for the three months ended March 31, 2015 and 2016:

($ in thousands)	Three Months Ended March 31,		$	%
	2015	2016	Change	Change
Local Advertising net revenue	$65,053	$67,915	$2,862	4.4%
Live Events net revenue	15,900	15,546	(354)	(2.2)%
Other Media and Entertainment net revenue	7,551	10,971	3,420	45.3%
Net revenue	$88,504	$94,432	$5,928	6.7%

On a pro forma consolidated basis, net revenue for the three months ended March 31, 2016 increased by $5.9 million, or 6.7%, as compared to the same period in 2015. The increase primarily resulted from a $2.9 million increase in Local Advertising net revenue and a $3.4 million increase in Other Media and Entertainment net revenue, which was partially offset by a $0.4 million decrease in Live Events net revenue.

On a pro forma basis, Local Advertising net revenue for the three months ended March 31, 2016 increased by $2.9 million, or 4.4%, as compared to the same period in 2015. The increase was driven by an increase in political net revenue of $1.1 million and non-political net revenue of $1.8 million.

On a pro forma basis, Live Events net revenue for the three months ended March 31, 2016 decreased by $0.4 million, or 2.2%, as compared to the same period in 2015. This was primarily a result of events that previously occurred in the first quarter of 2015 moving entirely or partially to the second quarter of 2016.

On a pro forma basis, Other Media and Entertainment net revenue for the three months ended March 31, 2016 increased by $3.4 million, or 45.3%, as compared to the same period in 2015. The increase was primarily driven by growth within our digital marketing solutions offering and national digital assets.

Liquidity and Capital Resources

	Three Months Ended March 31,
($ in thousands)	2015	2016
Cash provided by operating activities	$19,981	$3,941
Cash used in investing activities	(5,785)	(5,203)
Cash used in financing activities	(445)	(717)
Net effect of foreign currency exchange rate changes	—	(499)
Net increase (decrease) in cash	$13,751	$(2,478)

We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months. As of March 31, 2016, we had $588.5 million of outstanding indebtedness, net of deferred finance costs of $9.6 million, and based on interest rates in effect as of that date, we expect our debt service requirements to be approximately $32.4 million over the next twelve months. In addition, as of March 31, 2016 we have $30.8 million of cash, $52.4 million of receivables from customers, which historically have had an average collection cycle of approximately 50 days, and $50.0 million of available borrowing capacity under our revolving credit facility.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2016 was $3.9 million, as compared to $20.0 million in the same period in 2015. This decrease was primarily driven by (i) an increase of $5.9 million in prepaid expenses primarily relating to our live events business, of which $4.0 million relates to NAME, which we acquired on September 1, 2015 (ii) a decrease of $4.8 million in accrued interest as a result of our refinancing of our previous long-term borrowings at more favorable rates in April 2015, (iii) a decrease in accounts payable of $3.2 million as a result of timing of payments and (iv) an increase in accounts receivable of $2.2 million primarily as a result of increased business activity.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $0.6 million to $5.2 million for the three months ended March 31, 2016 from cash used of $5.8 million for the same period in 2015. The decrease was primarily driven by a decrease in payments made for acquisitions of $2.7 million. This decrease was partially offset, by increased spending for capital expenditures of $3.4 million, of which $2.0 million relates to NAME, which we acquired on September 1, 2015.

Cash Flows from Financing Activities

Net cash used in financing activities was $0.7 million for the three months ended March 31, 2016, as compared to net cash used in financing activities of $0.4 million for the same period in 2015. This increase was driven by a $0.4 million increase in repayments of long-term debt. During the three months ended March 31, 2016 we voluntarily repurchased and canceled $0.7 million of our 2023 Notes outstanding at a market price of 95% of par, plus accrued interest. The gain of $34 thousand is included in other expense (income), net in the Company's consolidated statements of operations for the three months ended March 31, 2016. Repayments of long-term debt during the three months ended March 31, 2015 was comprised of principal payments on our then-outstanding bank debt.

Financing Arrangements

On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 and entered into the Senior Secured Credit Facility, including a seven year, $275.0 million term loan facility and a five year, $50.0 million revolving credit facility. The Term Loans has an initial interest rate of 4.25% (based on current LIBOR levels), a 1.00% LIBOR floor and an applicable margin of 325 basis points. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points.

On September 1, 2015, the Company issued incremental term loans of $45.0 million under the Senior Secured Credit Facility, the proceeds of which were used to partially fund the purchase price of NAME. Further, on September 30, 2015, the Company made a $20.0 million voluntary prepayment of borrowings under the Term Loan.

As of March 31, 2016, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.

We have historically serviced our debt obligations from funds generated by operating activities. We believe that our cash balance, together with our remaining capacity under the Revolver and cash generated by operating activities, will be sufficient to fund our operations, service our debt obligations and pursue our strategy for the next twelve months.

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

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Recent Accounting Standards

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2 of the Notes to Unaudited Consolidated Financial Statements included under Item 1.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following discussion should be read together with our unaudited consolidated financial statements and related notes to unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-

Q, as well as those discussed within our audited consolidated financial statements and related notes to audited consolidated financial statements included in our 2015 Annual Report on Form 10-K.

Interest Rate Risk

As of March 31, 2016 we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing 2023 Notes.

As of March 31, 2016 we were subject to market risk from exposure to changes in interest rates on borrowings under our Senior Secured Credit Facility, specifically the impact of LIBOR interest rates on our variable rate borrowings. Based upon our March 31, 2016 outstanding term loan borrowings of $298.5 million under the Senior Secured Credit Facility, an increase in the LIBOR interest rate of 1% would result in an increase in our annual interest expense of approximately $1.3 million. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2015 Annual Report on Form 10-K for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWNSQUARE MEDIA, INC.

By:	/s/ Steven Price
Name: Steven Price
Title: Chairman & Chief Executive Officer

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer
Date: May 10, 2016

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document