Form 10-Q
period 2016-06-30
Townsquare Media, Inc.
filed 2016-08-04
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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

As of August 3, 2016, the registrant had 18,394,515 outstanding shares of common stock consisting of: (i)10,477,551 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 4,894,480 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	December 31, 2015	June 30, 2016
ASSETS
Current assets:
Cash	$33,298	$17,608
Accounts receivable, net of allowance of $2,114 and $2,157, respectively	60,143	62,214
Prepaid expenses and other current assets	9,766	16,153
Total current assets	103,207	95,975
Property and equipment, net	133,943	137,848
Intangible assets, net	517,979	514,384
Goodwill	292,953	292,953
Investments	5,049	5,049
Other assets	7,580	7,397
Total assets	$1,060,711	$1,053,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,549	$15,376
Current portion of long-term debt	171	700
Deferred revenue	17,496	18,642
Accrued expenses and other current liabilities	29,958	25,854
Accrued interest	4,910	4,619
Total current liabilities	62,084	65,191
Long-term debt, less current portion (net of deferred finance costs of $9,962 and $8,814, respectively)	588,657	571,795
Deferred tax liability	35,233	38,071
Other long-term liabilities	11,297	10,820
Total liabilities	697,271	685,877
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 9,946,354 and 10,477,551 shares issued and outstanding at December 31, 2015 and June 30, 2016, respectively	100	105
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 shares issued and outstanding at December 31, 2015 and June 30, 2016, respectively	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 4,894,480 shares issued and outstanding at both December 31, 2015 and June 30, 2016, respectively	49	49
Total common stock	179	184
Additional paid-in capital	361,186	361,638
Retained earnings	1,391	5,398
Accumulated other comprehensive income (loss)	44	(303)
Non-controlling interest	640	812
Total liabilities and stockholders’ equity	$1,060,711	$1,053,606
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Net revenue	$117,516	$137,157	$198,634	$231,589

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	82,297	105,594	143,603	182,498
Depreciation and amortization	3,613	6,003	7,284	12,126
Corporate expenses	6,603	6,313	11,866	11,870
Stock-based compensation	1,403	204	1,403	457
Transaction costs	125	181	172	350
Net loss on sale of assets	21	1,079	14	713
Total operating costs and expenses	94,062	119,374	164,342	208,014
Operating income	23,454	17,783	34,292	23,575
Other expenses (income):
Interest expense, net	8,246	8,881	18,807	17,446
Cancellation and repurchase of debt	30,017	(427)	30,017	(461)
Other expense (income), net	36	44	84	(403)
(Loss) income before income taxes	(14,845)	9,285	(14,616)	6,993
(Benefit) provision for income taxes	(6,111)	3,683	(6,013)	2,776
Net (loss) income	$(8,734)	$5,602	$(8,603)	$4,217

Net (loss) income attributable to:
Controlling interests	$(9,132)	$5,451	$(9,036)	$4,007
Non-controlling interests	398	151	433	210

Net (loss) income per share:
Basic	$(0.50)	$0.31	$(0.50)	$0.23
Diluted	$(0.50)	$0.20	$(0.50)	$0.15

Weighted average shares outstanding:
Basic	17,374	18,365	17,374	18,114
Diluted	17,374	27,438	17,374	27,238

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Net (loss) income	$(8,734)	$5,602	$(8,603)	$4,217
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	10	—	(347)
Other comprehensive (loss) income	(8,734)	5,612	(8,603)	3,870
Less: Comprehensive income attributable to noncontrolling interest	398	151	433	210
Comprehensive (loss) income attributable to controlling interest	$(9,132)	$5,461	$(9,036)	$3,660

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
Balance at January 1, 2016	9,946,354	3,022,484	4,894,480	9,508,878	$179	$361,186	$1,391	$44	$640	$363,440
Net income	—	—	—	—	—	—	4,007	—	210	4,217
Exercise of warrants	531,197	—	—	(531,202)	5	(5)	—	—	—	—
Proceeds from sale of minority interest in subsidiary	—	—	—	—	—	—	—	—	50	50
Stock-based compensation	—	—	—	—	—	457	—	—	—	457
Foreign currency exchange	—	—	—	—	—	—	—	(347)	—	(347)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(88)	(88)
Balance at June 30, 2016	10,477,551	3,022,484	4,894,480	8,977,676	$184	$361,638	$5,398	$(303)	$812	$367,729

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities:
Net (loss) income attributable to:
Controlling interests	$(9,036)	$4,007
Non-controlling interests	433	210
Net (loss) income	$(8,603)	$4,217
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	7,284	12,126
Amortization of deferred financing costs	917	809
Deferred income tax (benefit) expense	(6,013)	2,776
Provision for doubtful accounts	15	1,272
Stock-based compensation expense	1,403	457
Cancellation and repurchase of debt	—	(461)
Amortization of bond premium	(424)	—
Write-off of deferred financing costs	9,061	339
Write-off of bond premium	(6,779)	—
Net loss on sale of assets	14	713
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,013)	(5,050)
Prepaid expenses and other assets	(2,976)	(5,511)
Accounts payable	1,754	5,642
Accrued expenses	(3,717)	(3,147)
Accrued interest	(4,338)	(291)
Other long-term liabilities	17	(477)
Net cash (used in) provided by operating activities	(14,398)	13,414
Cash flows from investing activities:
Payments for acquisitions, net of cash received	(6,606)	(373)
Acquisition of intangibles	(32)	—
Purchase of property and equipment	(5,812)	(12,416)
Proceeds from insurance settlement	450	451
Proceeds from sale of assets	80	1,162
Net cash used in investing activities	(11,920)	(11,176)
Cash flows from financing activities:
Offering costs	(99)	—
Repayment of long-term debt	(532,751)	(17,460)
Proceeds from the issuance of long-term debt	575,000	—
Debt financing costs	(9,775)	—
Proceeds from sale of minority interest in subsidiary	—	50
Cash distributions to non-controlling interests	(58)	(88)
Repayments of capitalized obligations	(78)	(84)
Net cash provided by (used in) financing activities	32,239	(17,582)
Net effect of foreign currency exchange rate changes	—	(346)
Net increase (decrease) in cash	5,921	(15,690)
Cash:
Beginning of period	24,462	33,298
End of period	$30,383	$17,608
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2015	2016
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Payments to redeem long-term debt prior to contractual maturity	$27,735	$—
Interest	22,631	16,573
Income taxes	540	815
Purchase obligations:
Capital lease	—	525
Barter transactions:
Barter revenue – included in net revenue	$6,965	$9,732
Barter expense – included in direct operating expenses	6,390	6,818

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of the Business

Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a media, entertainment and digital marketing solutions company principally focused on small and mid-sized markets across the United States. As of June 30, 2016, our assets included 308 radio stations and more than 325 local websites in 66 U.S. markets, a digital marketing solutions company serving approximately 9,400 small to medium sized businesses, approximately 550 live events with nearly 18 million annual attendees in the U.S. and Canada and one of the largest digital advertising networks focused on music and entertainment reaching more than 60 million unique visitors each month. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; music festivals such as Mountain Jam, WE Fest and Taste of Country Music Festival; touring lifestyle and entertainment events such as the America on Tap craft beer festival series, the Insane Inflatable 5K obstacle race series, and North American Midway Entertainment ("NAME"), North America’s largest mobile amusement company; and tastemaker music and entertainment owned and affiliated websites such as XXL.com, TasteofCountry.com, Loudwire.com, JustJared.com and BrooklynVegan.com. Funds managed by Oaktree Capital Management, L.P. ("Oaktree") are the Company’s largest equity holder.

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

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance on identifying performance obligations and the licensing implementation in the Board’s new revenue standard (ASU 2014-09, Revenue From Contracts With Customers). The amendment adds the following guidance for identifying performance obligations (i) an entity is not required to asses whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer and (ii) an entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service. The amendment also adds the following guidance on licensing implementation by clarifying (i) an entity's promise to grant a customer a license to intellectual property that has significant standalone functionality does not include supporting or maintaining that intellectual property during the license period , (ii) an entity’s promise to grant a customer a license to symbolic intellectual property includes supporting or maintaining that intellectual property during the license period and (iii) an entity considers the nature of its promise in granting a license, regardless of whether the license is distinct. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently assessing the potential impact ASU 2016-12 will have on its financial statements.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amends only the narrow aspects in the Board’s new revenue standard (ASU 2014-09, Revenue From Contracts With Customers). The amendments in this update include (i) clarifying the objective of collectibility, (ii) allows an entity, as an accounting policy election, to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price, (iii) clarifies the variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, (iv) provides a practical expedient which permits an entity to reflect the aggregate effect of all modifications that occur before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations, (v) clarifies that a completed contract for purposes of transition is a contract for which all (or substantially all) of the revenue was recognized under legacy Generally Accepted Accounting Principles ("GAAP") before the date of initial application and (vi) clarifies that an entity that retrospectively applies the guidance to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently assessing the potential impact ASU 2016-12 will have on its financial statements.

3. Interim Financial Data

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2015 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three and six months ended June 30, 2016 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 is derived from the audited financial statements at that date.

Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters will generally produce the highest net revenue for the year. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. In addition to advertising revenue seasonality, our Entertainment net revenue exhibits seasonality resulting in the third quarter being the highest revenue period, followed by the second, then fourth, then first quarter. Large drivers of this seasonality are our summertime multi-day music festivals and NAME's revenue which is concentrated in the third quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.

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

The NAME purchase price allocation is shown in the following table.

(in thousands)
Current assets	$5,148
Customer relationships	8,700
Trade name	4,600
Other intangibles	1,000
Property and equipment	42,894
Goodwill	39,866
Non-controlling interest	(225)
Accounts payable and accrued expenses	(9,586)
Deferred tax liabilities	(17,035)
Total purchase price	$75,362

5. Property and Equipment

Property and equipment consisted of the following:

	(in thousands)
	December 31, 2015	June 30, 2016
Land and improvements	$20,329	$20,058
Buildings and leasehold improvements	32,997	34,373
Broadcast equipment	70,656	72,170
Rides and related equipment	40,369	43,989
Computer and office equipment	10,742	11,571
Furniture and fixtures	7,428	9,700
Transportation equipment	11,543	13,414
Software development costs	8,056	10,529
	202,120	215,804
Less: Accumulated depreciation and amortization	(68,177)	(77,956)
Property and equipment, net	$133,943	$137,848

Depreciation and amortization expense for property and equipment was $3.0 million and $5.0 million for the three months ended June 30, 2015 and 2016, respectively and $6.1 million and $9.8 million for the six months ended June 30, 2015 and 2016, respectively.

In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") (the "Tower Sale"). The divested towers house antenna that broadcast certain of the Company’s radio stations. The Company also entered into an agreement with Vertical Bridge whereby Vertical Bridge will serve as the exclusive marketing agent for the 282 towers retained by the Company. The Company received total cash proceeds of $21.6 million, net of closing adjustments, in exchange for the sale of the towers and the exclusive marketing arrangement. In addition, the Company has leased a portion of the space on the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of twenty years and three optional five-year renewal periods. The Company will pay $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers.

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

There were no changes to goodwill for the three and six months ended June 30, 2016.

Intangible assets consist of the following:

		(in thousands)
	Estimated Useful Life	December 31, 2015	June 30, 2016
Intangible Assets:
FCC licenses	Indefinite	$486,229	$485,952
Trademarks and trade names	Indefinite	4,600	4,600
Customer and advertising relationships	10 years	14,317	14,317
Customer relationships	15 years	8,700	8,700
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademark	15 years	11,258	10,045
Permits/licenses	1 year	1,000	1,000
Other intangibles	3 years	980	980
Total		529,531	528,041
Less: Accumulated amortization		(11,552)	(13,657)
Net amount		$517,979	$514,384

Amortization expense for definite-lived intangible assets was $0.6 million and $1.1 million for the three months ended June 30, 2015 and 2016, respectively and $1.2 million and $2.3 million for the six months ended June 30, 2015 and 2016, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2016 is as follows:

(in thousands)
2016 (remainder)	$1,678
2017	2,906
2018	2,057
2019	1,935
2020	1,928
Thereafter	13,328
$23,832

7. Long-Term Debt
Long-term debt consisted of the following:

	(in thousands)
	December 31, 2015	June 30, 2016
2023 Notes	$300,000	$282,079
Term Loans	298,512	298,512
Capitalized obligations	278	718
Long-term debt before deferred financing costs	598,790	581,309
Deferred financing costs	(9,962)	(8,814)
	588,828	572,495
Less: current portion of long-term debt	(171)	(700)
	$588,657	$571,795

On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and a Senior Secured Credit Facility, which includes a seven year, $275.0 million term loan facility (the "Term Loans") and a five year, $50.0 million revolving credit facility (the "Revolver"). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. The proceeds from the 2023 Notes and Term Loans were used to redeem the 9% Unsecured Senior Notes due 2019 issued by the Company's wholly-owned, indirect subsidiary Townsquare Radio, LLC ("Townsquare Radio") together with Townsquare Radio, Inc., as co-borrowers (the "2019 Notes"), and repay all outstanding borrowings under Townsquare Radio's previously existing Senior Secured Credit Facility (the "Incremental Term Loans"), including a $10.0 million Revolving Credit Facility.  The Company paid $27.7 million in redemption premiums to holders of the 2019 Notes in connection with the redemption. In addition, the Company had a loss of $9.1 million and a gain of $6.8 million on the write-off of unamortized deferred financing costs and bond premium, respectively in connection with these repayments. The payment to holders of the 2019 Notes and the write-off of the unamortized deferred financing costs and bond premium are included in net loss on debt extinguishment in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2015.

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

On March 24, 2016, the Company voluntarily repurchased $0.7 million of its 2023 Notes at a market price below par, plus accrued interest. The repurchased notes were canceled by the Company. A gain of $34 thousand is included in other expense (income), net in the Company's consolidated statements of operations for the six months ended June 30, 2016.

In the second quarter, the Company voluntarily repurchased an aggregate of $17.2 million of the Company's 2023 Notes at market prices below par, plus accrued interest. The repurchased notes were canceled by the Company. A gain of $0.4 million is included in other expense (income), net in the Company's consolidated statements of operations for the six months ended June 30, 2016.

During the six months ended June 30, 2016 the Company recognized a loss of $0.3 million on the write-off of unamortized deferred financing costs in connection with the voluntary repurchases on its 2023 Notes, which is included in interest expense, net in the Company's consolidated statements of operations for the six months ended June 30, 2016.

At June 30, 2016, the Term Loans continued to bear interest at an initial interest rate of 4.25% (based on current LIBOR levels, a 1.00% LIBOR floor and an applicable margin of 325 basis points). The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of June 30, 2016, the Company had no outstanding borrowings under the Revolver.

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

The Term Loans mature on April 1, 2022, and the Revolver matures on April 1, 2020. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of annual excess cash flow as defined in the credit agreement (subject to certain reductions). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries.

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

The Company is in compliance with its covenants under the 2023 Notes and Senior Secured Credit Facility as of June 30, 2016.

As of June 30, 2016, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $277.2 million and $297.4 million, respectively.

Annual maturities of the Company's long-term debt as of June 30, 2016 are as follows:

(in thousands)
2016 (remainder)	$87
2017	616
2018	5
2019	5
2020	5
Thereafter	580,591
$581,309
8. Stockholders' Equity

The table below presents a summary, as of June 30, 2016, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	10,477,551	One vote per share.
Class B common stock	$0.01	50,000,000	3,022,484	10 votes per share.[2]
Class C common stock	$0.01	50,000,000	4,894,480	No votes.[2]
Warrants			8,977,676	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $898.[3]
Total		400,000,000	27,372,191
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
The foregoing share totals exclude 4,119,971 of Class A common stock and 4,511,236 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $8.96 and $13.02 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

On April 6, 2016, a warrant holder exercised 531,202 warrants in exchange for 531,197 shares of Class A common stock upon the holder exercising the warrants on a cashless basis.

The Company's common stock is not entitled to preemptive or other similar subscription rights to purchase any of our securities. Unless the Company's Board of Directors determines otherwise, we will issue all of our capital stock in uncertificated form.

Stock-based Compensation

The Company's 2014 Omnibus Incentive Plan (the "2014 Incentive Plan") provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of June 30, 2016, 3,375,957 shares were available for grant.

The grant date fair value of the equity options granted is estimated using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company's common stock price, dividend yield and the risk-free rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted for the six months ended June 30, 2016.

Expected volatility	30.0%
Expected term	4.25 - 6.33 years
Risk free interest rate	1.4% - 1.7%
Expected dividend yield	0.0%

With the exception of the options that were granted to employees in the first quarter of 2016, the options provide for immediate vesting. The options have an exercise price of between $8.96 and $13.02 per share. The expected term was calculated using the simplified method, defined as the midpoint between the vesting period and the contractual term of each award. The expected volatility was based on market conditions of the Company and comparable companies. The risk free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not paid dividends and therefore did not utilize a dividend yield in the calculations.

The following table summarizes stock option activity for the six months ended June 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,924,903	$11.00
Granted	316,000	13.02
Exercised	—	—
Forfeited	(71,354)	11.09
Outstanding at June 30, 2015	7,169,549	$11.09	9.10	$17,838,836

The following table summarizes stock option activity for the six months ended June 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	7,329,334	$11.20
Granted	1,600,000	8.96
Exercised	—	—
Forfeited	(298,127)	11.10
Outstanding at June 30, 2016	8,631,207	$10.79	7.5	$—

Of the 1,600,000 options granted during the six months ended June 30, 2016, 1,565,000 were granted to employees and 35,000 were granted to directors of the Company. The weighted average grant date fair value of stock options granted was $2.38 and $2.98 for options granted to employees and directors of the Company, respectively. The options granted to directors provide for immediate vesting, whereas the options granted to employees have a five-year term with 50% vesting in year three and 50% vesting in year four. For the three and six months ended June 30, 2016, the Company recognized $0.2 million and $0.5 million, respectively, of stock-based compensation expense with respect to the options granted. As of June 30, 2016, total unrecognized stock-based compensation expense is $2.9 million to be recognized over four years.

There was no restricted stock activity during the six months ended June 30, 2015 or 2016.

The Company has issued stock to employees and independent directors. The shares are subject to a Selldown Agreement, pursuant to which FiveWire Media Ventures LLC ("FiveWire") (an entity formed for the purpose of investing in the Company by certain members of management, (the "FiveWire Holders")) are subject to certain restrictions on sales of the Company's common stock held by them. Pursuant to the terms of the Selldown Agreement, the FiveWire Holders and certain other members of management are generally restricted from transferring a specified percentage (which is expected to range between 50% and 100%) of the shares of the Company's common stock held by them at the closing of the July 24, 2014 initial public offering (the "IPO"). If Oaktree sells a portion of the shares of common stock or warrants to purchase common stock that it holds (the percentage of shares and warrants, collectively, held by Oaktree at such time that it sells in such a transaction, referred to as the "Sale Percentage"), those subject to the Selldown Agreement will be permitted to sell a percentage of the shares of common stock and warrants held by them, up to an amount equal to the Sale Percentage. The Selldown Agreement will terminate on the earlier of (i) the date that Oaktree no longer holds at least 10% of the shares of common stock and warrants exercisable for common stock, collectively, held by Oaktree immediately following closing of the IPO, and (ii) the third anniversary of the closing of the IPO.

9. Income Taxes

The Company's effective tax rate for the six months ended June 30, 2015 and 2016 was approximately 41.1% and 39.7%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the six months ended June 30, 2016 primarily relates to state, local and foreign income taxes.

10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	December 31, 2015	June 30, 2016
Accrued compensation and benefits	$14,157	$8,918
Accrued professional fees	935	1,070
Accrued commissions	2,252	2,334
Accrued taxes	2,786	2,397
Accrued music and FCC licensing	1,103	1,382
Accrued publisher fees	1,088	1,309
Accrued national representation fees	1,060	927
Due to sellers, business combinations	2,286	725
Deferred rent	1,295	1,150
Accrued other	2,996	5,642
	$29,958	$25,854

11. Lease and Other Commitments

Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $4.8 million and $5.6 million for the three months ended June 30, 2015 and 2016, respectively, and $8.8 million and $10.4 million for the six months ended June 30, 2015 and 2016, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.

At June 30, 2016, the total minimum annual rental commitments under non-cancelable operating leases are as follows:

(in thousands)
2016 (remainder)	$4,924
2017	9,182
2018	7,932
2019	6,914
2020	5,231
Thereafter	16,140
Total minimum payments	$50,323

In January 2016, the Company signed a lease for office space in Charlotte, North Carolina, for use by its digital marketing solutions operation. The lease commenced on March 1, 2016, and has a ten year term. Initially 28,000 square feet has been leased, increasing to 51,288 square feet by year four. The annual minimum rental commitment aggregates $0.3 million at commencement of the lease, escalating to $1.3 million by year ten.

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of June 30, 2016 is approximately $9.5 million and is expected to be paid in accordance with the agreements through October 2018.

We normally commit one or more years in advance to provide rides, games and concessions at certain fairs. These agreements include an obligation to pay event fees, which may be expressed as a flat fee or as a percentage of revenues. At June 30, 2016, our total minimum fee commitments for contracts with a remaining term in excess of one year are as follows:

(in thousands)
2016 (remainder)	$2,703
2017	3,729
2018	3,413
2019	2,041
2020	1,142
Thereafter	2,821
Total minimum payments	$15,849

12. Segment Reporting

The Company has two reportable segments, Local Marketing Solutions, which provides broadcast and digital products and solutions to advertisers and businesses within our local markets, and Entertainment, which provides live event experiences and music and lifestyle content directly to consumers, and promotion, advertising and product activations to local and national advertisers. Prior to the second quarter of 2016, the Company reported its results in two reportable segments, Local Advertising and Live Events, and reported the remainder of its business in its Other Media and Entertainment category.   The prior Local Advertising segment, together with the Company’s digital marketing and e-commerce solutions, which were previously part of the Other Media and Entertainment category, are now reported within Local Marketing Solutions.  The Live Events segment, together with the Company’s national digital assets which were previously part of the Other Media and Entertainment category, are now reported within Entertainment.  The Company redefined it's reportable segments to more closely align with how its businesses have evolved over time, allocating its locally-focused products and services to the Local Marketing Solutions segment and its events and related production products and services to the Entertainment segment. This reflects how management currently reviews the Company’s performance and assesses the allocation of resources. The new segment presentation has been applied retrospectively to the Company's segment financial information but did not impact the Company's consolidated financial statements.

The following table presents the Company’s reportable segment results for the three months ended June 30, 2015:

	(in thousands)
	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended June 30, 2015
Net revenue	$84,149	$33,367	$—	$117,516
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	52,338	29,959	—	82,297
Depreciation and amortization	2,854	287	472	3,613
Corporate expenses	—	—	6,603	6,603
Stock-based compensation	1,059	138	206	1,403
Transaction costs	—	—	125	125
Net loss on sale of assets	—	—	21	21
Operating income (loss)	$27,898	$2,983	$(7,427)	$23,454

The following table presents the Company’s reportable segment results for the three months ended June 30, 2016:

	(in thousands)
	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended June 30, 2016
Net revenue	$86,704	$50,453	$—	$137,157
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	54,889	50,705	—	105,594
Depreciation and amortization	2,826	2,126	1,051	6,003
Corporate expenses	—	—	6,313	6,313
Stock-based compensation	36	31	137	204
Transaction costs	—	—	181	181
Net loss on sale of assets	—	—	1,079	1,079
Operating income (loss)	$28,953	$(2,409)	$(8,761)	$17,783

The following table presents the Company’s reportable segment results for the six months ended June 30, 2015:

	(in thousands)
	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Six Months Ended June 30, 2015
Net revenue	$153,824	$44,810	$—	$198,634
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	102,312	41,291	—	143,603
Depreciation and amortization	5,835	544	905	7,284
Corporate expenses	—	—	11,866	11,866
Stock-based compensation	1,059	138	206	1,403
Transaction costs	—	—	172	172
Net loss on sale of assets	—	—	14	14
Operating income (loss)	$44,618	$2,837	$(13,163)	$34,292
Capital expenditures	$3,755	$1,137	$920	$5,812

The following table presents the Company’s reportable segment results for the six months ended June 30, 2016:

	(in thousands)
	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Six Months Ended June 30, 2016
Net revenue	$161,911	$69,678	—	$231,589
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	109,053	73,445	—	182,498
Depreciation and amortization	5,659	4,308	2,159	12,126
Corporate expenses	—	—	11,870	11,870
Stock-based compensation	63	53	341	457
Transaction costs	—	—	350	350
Net loss on sale of assets	—	—	713	713
Operating income (loss)	$47,136	$(8,128)	$(15,433)	$23,575
Capital expenditures	$4,866	$6,077	$1,473	$12,416

NAME, acquired by a subsidiary of the Company on September 1, 2015, conducts a portion of its business in Canada. Consolidated revenue for the three and six months ended June 30, 2016 includes $3.1 million and $3.2 million of Canadian revenue, respectively and long-lived assets located in Canada aggregated $4.1 million as of June 30, 2016.

Note 13. Net (Loss) Income Per Common Share

The following table sets forth the computations of basic and diluted net (loss) income per share for the three and six months ended June 30, 2015 and 2016.

	(in thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016

Numerator:
Net (loss) income	$(8,734)	$5,602	$(8,603)	$4,217

Denominator:
Weighted average shares of common stock outstanding	17,374	18,365	17,374	18,114
Effect of dilutive common stock equivalents	—	9,073	—	9,124
Weighted average diluted common shares outstanding	17,374	27,438	17,374	27,238

Net (loss) income per share:
Basic	$(0.50)	$0.31	$(0.50)	$0.23
Diluted	$(0.50)	$0.20	$(0.50)	$0.15

For the three and six months ended June 30, 2016, the calculation of weighted average shares for diluted net income per share does not include 7,329,334 options to purchase shares of common stock because their effects were antidilutive. For the three and six months ended June 30, 2015, the calculation of weighted average shares for diluted net loss per share does not include 9,508,878 warrants and options to purchase shares of common stock of 7,024,316 and 6,991,509, respectively because their effects were antidilutive.

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

Our discussion is presented on both a consolidated and segment basis. We have two reportable segments, Local Marketing Solutions, which provides broadcast and digital products and solutions to advertisers and businesses within our local markets, and Entertainment, which provides live event experiences and music and lifestyle content directly to consumers, and promotion, advertising and product activations to local and national advertisers. Prior to the second quarter of 2016, we reported our results in two reportable segments, Local Advertising and Live Events, and reported the remainder of our business in our Other Media and Entertainment category.   The prior Local Advertising segment, together with our digital marketing and e-commerce solutions, which were previously part of the Other Media and Entertainment category, are now reported within Local Marketing Solutions.  The prior Live Events segment, together with the our national digital assets which were previously part of the Other Media and Entertainment category, are now reported within Entertainment.  We redefined our reportable segments to more closely align with how our businesses have evolved over time, allocating our locally-focused products and services to our Local Marketing Solutions segment and our events and related production products and services to the Entertainment segment. This reflects how management currently reviews our performance and assesses the allocation of resources. The new segment presentation has been applied retrospectively to our segment financial information but did not impact our consolidated financial statements.

Local Marketing Solutions

Our Local Marketing Solutions segment is composed of 308 owned and operated radio stations and over 325 owned and operated local websites serving 66 small and mid-sized markets, a digital marketing solutions offering and an e-commerce offering. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities.

Our primary source of Local Marketing Solutions net revenue is the sale of advertising and sponsorship on our radio stations, local companion websites, radio stations’ online streams and mobile applications. Our sales of advertisements and sponsorship are primarily affected by the demand for advertising from local, regional and national advertisers and the advertising rates we charge. Advertising demand and rates are based primarily on our ability to attract audiences to our various products in the demographic groups targeted by advertisers, as measured principally by various services on a periodic basis. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations and websites helps to insulate our radio stations and websites from the effects of changes in musical tastes of the public with respect to any particular format. We believe that the sale of our online and mobile advertisements, which currently have rates per advertisement that are less than those of terrestrial radio advertisements, has not negatively impacted our terrestrial radio advertising net revenue. Should a significant and sudden shift in demand for these products toward online and mobile occur, there could be a material adverse impact on our financial condition and results of operations if we are unable to increase rates accordingly. We believe that as a result of our strong brands and quality online and mobile offerings we are well positioned to increase rates as demand increases for these products.

Within our Local Marketing Solutions segment we offer digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses ("SMBs") in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our digital marketing solutions, offered under the brand name Townsquare Interactive, include traditional and mobile-enabled website development and hosting services, search engine and online directory optimization services, online reputation management and social media management.

We strive to maximize Local Marketing Solutions net revenue by managing our advertising inventory time and adjusting prices up or down based on supply and demand and by broadening our base of advertisers and subscribers. Our selling and pricing activity is based on demand for our advertising inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory levels. The optimal number of advertisements available for sale depends on the platform and in the case of our radio stations and their online streams, the programming format of a particular radio station. Each of our advertising products has a general target level of available inventory. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our platforms, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group.

Our Local Marketing Solutions contracts are generally short-term. In the media industry, companies sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash. Barter revenue was $4.0 million and $5.5 million and barter expense was $3.5 million and $3.8 million for the three months ended June 30, 2015 and 2016, respectively. Barter revenue was $7.0 million and $9.7 million and barter expense was $6.4 million and $6.8 million for the six months ended June 30, 2015 and 2016, respectively. The majority of barter revenue and expense falls within our Local Marketing Solutions segment.

Other sources of revenue within our Local Marketing Solutions segment include tower and other miscellaneous revenue. We generate revenue from leasing space on our own tower facilities sold generally to communications companies and local authorities, as well as from other miscellaneous revenue sources. As a result of the September 1, 2015 sale of 43 towers (see Note 5 of the Notes to unaudited Consolidated Financial Statements), tower lease revenue is no longer a significant contributor to other revenue.

Our most significant Local Marketing Solutions expenses are sales, programming, digital, marketing and promotional, engineering and general and administrative expenses. We strive to control these expenses by closely monitoring and managing each of our local markets and through efficiencies gained from the centralization of finance, accounting, legal and human resources functions and management information systems. We also use our scale and diversified geographic portfolio to negotiate favorable rates with vendors, where feasible.

A portion of our Local Marketing Solutions expenses are variable. These variable expenses primarily relate to sales costs, such as commissions as well as certain programming costs, such as music license fees. Other programming, digital, engineering and general and administrative expenses are primarily fixed costs. Marketing and promotions expenses are discretionary and are primarily incurred in an effort to maintain and/or increase our audience share.

Entertainment

Our Entertainment segment is composed of a diverse range of live events, which we create, promote and produce, including festivals, concerts, trade shows and other experiential events within and beyond our markets, and music and lifestyle content distributed through our owned, operated and affiliated national websites.

Our primary source of Entertainment net revenue is from ticket sales for our live events. Our live events also generate substantial net revenue through the sale of sponsorships, ride tickets, food and other concessions, merchandise and other ancillary products and services. Live event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our Entertainment net revenue. In certain cases, we mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather.

Another source of Entertainment net revenue is national digital advertising, primarily display advertisements on our network of owned, operated and affiliated music and entertainment websites. Our national digital sales team also sells product-activation sponsorship and advertising related to our live events. Our national digital assets are subject to general advertising trends as well as advertisers’ perception and demand for our products. A downturn in advertising spending or the economy could have an adverse effect on this net revenue.

Certain expenses in our Entertainment segment are variable, including sales commissions, certain costs related to production and certain revenue sharing agreements with partners. A portion of our revenue and expenses related to our North American Midway Entertainment, Inc. ("NAME") operations are denominated in Canadian dollars and expose us to translational foreign currency risk. We have not historically hedged our exposure to this risk.

Seasonality

Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters will generally produce the highest net revenue for the year. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. In addition to advertising revenue seasonality, our Entertainment net revenue exhibits seasonality resulting in the third quarter being the highest revenue period, followed by the second, then fourth, then first quarter. Large drivers of this seasonality are our summertime multi-day music festivals, and NAME's revenue which is concentrated in the third quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.

Macroeconomic Indicators

Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of July 29, 2016, U.S. GDP grew at an annual rate of 1.2% in the second quarter of 2016.

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

Executive Summary

The key developments in our business for the three months ended June 30, 2016, as compared to the same period in 2015 are summarized below:

•
Net revenue for the three months ended June 30, 2016 increased $19.6 million, or 16.7%. Organic growth accounts for $1.6 million of the increase, with $18.0 million relating to the acquisition of NAME.

•	Local Marketing Solutions net revenue increased $2.6 million, or 3.0%.

•	Entertainment net revenue increased $17.1 million, or 51.2%.

•
Pro forma consolidated net revenue increased $2.8 million, or 2.1%. Excluding the impact of political advertising revenue in 2016, an election year, pro forma net revenue increased $2.2 million, or 1.7%. The growth in non-political net revenue was primarily driven by growth from our digital products and solutions.

•	Pro forma Local Marketing Solutions net revenue increased $2.9 million, or 3.5%.

•	Pro forma Entertainment net revenue decreased $0.1 million, or 0.2%.

The key developments in our business for the six months ended June 30, 2016, as compared to the same period in 2015 are summarized below:

•	Net revenue for the six months ended June 30, 2016 increased $33.0 million, or 16.6%. Organic growth accounts for $8.6 million of the increase, with $24.4 million relating to the acquisition of NAME.

•	Local Marketing Solutions net revenue increased $8.1 million, or 5.3%.

•	Entertainment net revenue increased $24.9 million, or 55.5%.

•
Pro forma consolidated net revenue increased $8.7 million, or 3.9%. Excluding the impact of political advertising revenue in 2016, an election year, pro forma net revenue increased $7.1 million, or 3.2%. The growth in non-political net revenue was primarily driven by growth from our digital products and solutions.

•	Pro forma Local Marketing Solutions net revenue increased $8.8 million, or 5.8%.

•	Pro forma Entertainment net revenue decreased $0.1 million, or 0.1%.

Consolidated Results of Operations

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2016

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended June 30,
	2015	2016	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$84,149	$86,704	$2,555	3.0%
Entertainment net revenue	33,367	50,453	17,086	51.2%
Net revenue	117,516	137,157	19,641	16.7%
Operating Costs and Expenses:
Local Marketing Solutions direct operating expenses	52,338	54,889	2,551	4.9%
Entertainment direct operating expenses	29,959	50,705	20,746	69.2%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	82,297	105,594	23,297	28.3%
Depreciation and amortization	3,613	6,003	2,390	66.2%
Corporate expenses	6,603	6,313	(290)	(4.4)%
Stock-based compensation	1,403	204	(1,199)	(85.5)%
Transaction costs	125	181	56	44.8%
Net loss on sale of assets	21	1,079	1,058	**
Total operating costs and expenses	94,062	119,374	25,312	26.9%
Operating income	23,454	17,783	(5,671)	(24.2)%
Other expense (income):
Interest expense, net	8,246	8,881	635	7.7%
Cancellation and repurchase of debt	30,017	(427)	(30,444)	**
Other expense, net	36	44	8	22.2%
Total other expense	38,299	8,498	(29,801)	(77.8)%
(Loss) income before income taxes	(14,845)	9,285	24,130	**
(Benefit) provision for income taxes	(6,111)	3,683	9,794	**
Net (loss) income	$(8,734)	$5,602	$14,336	**
**Percent change not meaningful.

Net Revenue

Net revenue for the three months ended June 30, 2016 increased by $19.6 million, or 16.7%, as compared to the same period in 2015. The increase was driven by increases in Local Marketing Solutions net revenue of $2.6 million and Entertainment net revenue of $17.1 million.

Local Marketing Solutions net revenue for the three months ended June 30, 2016 increased $2.6 million, or 3.0%, as compared to the same period in 2015. The increase was driven by an increase in political net revenue of $0.6 million and non-political net revenue of $2.0 million.

Entertainment net revenue for the three months ended June 30, 2016 increased $17.1 million, or 51.2%, as compared to the the same period in 2015. The increase was composed of $18.0 million of growth from the acquisition of NAME on September 1, 2015, offset by a decrease of $0.9 million from our existing business.

Direct Operating Expenses

Direct operating expenses for the three months ended June 30, 2016 increased by $23.3 million, or 28.3%, as compared to the same period in 2015. The increase was primarily driven by increases in Local Marketing Solutions direct operating expenses of $2.6 million and Entertainment direct operating expenses of $20.7 million.

Local Marketing Solutions direct operating expenses for the three months ended June 30, 2016 increased $2.6 million, or 4.9%, as compared to the the same period in 2015. The increase was primarily a result of (i) increases in costs associated with a new product which launched in the second half of 2015 and (ii) higher costs in headcount-related expenses including salaries and benefits, to support the growth within our digital marketing solutions offering.

Entertainment direct operating expenses for the three months ended June 30, 2016 increased $20.7 million, or 69.2%, as compared to the the same period in 2015. The increase in Entertainment direct operating expenses was primarily related to NAME, which we acquired on September 1, 2015.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2016 increased $2.4 million, or 66.2%, as compared to the same period in 2015 primarily related to depreciation on property and equipment acquired through the acquisition of NAME and amortization of capitalized software development costs.

Corporate Expenses

Corporate expense for the three months ended June 30, 2016 decreased $0.3 million, or 4.4%, as compared to the same period in 2015. The decrease was primarily a result of lower travel expenses.

Stock-based Compensation

Stock-based compensation expense for the three months ended June 30, 2016 decreased $1.2 million, or 85.5%, as compared to the same period in 2015. The stock-based compensation expense in 2016 was related to the grant of stock options in the first quarter of 2016 that vest over a period of four years. The stock-based compensation expense in 2015 was related to a stock option grant that provided for immediate vesting.

Net Loss on Sale of Assets

In the three months ended June 30, 2016, we recognized a $1.1 million net loss on the sale of assets, as compared to a de minimus loss in the same period in 2015. The net loss in 2016 was primarily composed of a $1.0 million loss on the sale of certain live events.

Other Expense

Interest expense, net is the major recurring component of other expense. Interest expense, net increased $0.6 million, or 7.7%, in the three months ended June 30, 2016 as compared to the same period in 2015.

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

The following table illustrates the components of our interest expense, net for the periods indicated.

	Three Months Ended June 30,
	2015	2016
($ in thousands)
2023 Notes	$4,875	$4,804
Term Loans	3,017	3,299
Capital loans and other	12	11
Loan origination costs	342	767
Interest expense, net	$8,246	$8,881

(Benefit) provision for income taxes

We recognized an expense for income taxes of $3.7 million for the three months ended June 30, 2016. Our effective tax rate for the period was approximately 39.7%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended June 30, 2016 primarily relates to state, local and foreign income taxes.

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2016

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Six Months Ended June 30,
	2015	2016	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$153,824	$161,911	$8,087	5.3%
Entertainment net revenue	44,810	69,678	24,868	55.5%
Net revenue	198,634	231,589	32,955	16.6%
Operating Costs and Expenses:
Local Marketing Solutions direct operating expenses	102,312	109,053	6,741	6.6%
Entertainment direct operating expenses	41,291	73,445	32,154	77.9%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	143,603	182,498	38,895	27.1%
Depreciation and amortization	7,284	12,126	4,842	66.5%
Corporate expenses	11,866	11,870	4	—%
Stock-based compensation	1,403	457	(946)	(67.4)%
Transaction costs	172	350	178	103.5%
Net loss on sale of assets	14	713	699	**
Total operating costs and expenses	164,342	208,014	43,672	26.6%
Operating income	34,292	23,575	(10,717)	(31.3)%
Other expense (income):
Interest expense, net	18,807	17,446	(1,361)	(7.2)%
Cancellation and repurchase of debt	30,017	(461)	(30,478)	**
Other expense (income), net	84	(403)	(487)	**
Total other expense	48,908	16,582	(32,326)	(66.1)%
(Loss) income before income taxes	(14,616)	6,993	21,609	**
(Benefit) provision for income taxes	(6,013)	2,776	8,789	**
Net (loss) income	$(8,603)	$4,217	$12,820	**
**Percent change not meaningful.

Net Revenue

Net revenue for the six months ended June 30, 2016 increased by $33.0 million, or 16.6%, as compared to the same period in 2015. The increase was driven by increases in Local Marketing Solutions net revenue of $8.1 million and Entertainment net revenue of $24.9 million.

Local Marketing Solutions net revenue for the six months ended June 30, 2016 increased $8.1 million, or 5.3%, as compared to the same period in 2015. The increase was driven by an increase in political net revenue of $1.6 million and non-political net revenue of $6.5 million.

Entertainment net revenue for the six months ended June 30, 2016 increased $24.9 million, or 55.5%, as compared to the the same period in 2015. The increase was driven by $24.4 million of growth from the acquisition of NAME on September 1, 2015.

Direct Operating Expenses

Direct operating expenses for the six months ended June 30, 2016 increased by $38.9 million, or 27.1%, as compared to the same period in 2015. The increase was primarily driven by increases in Local Marketing Solutions direct operating expenses of $6.7 million and Entertainment direct operating expenses of $32.2 million.

Local Marketing Solutions direct operating expenses for the six months ended June 30, 2016 increased $6.7 million, or 6.6%, as compared to the the same period in 2015. The increase was primarily a result of (i) increases in costs associated with a new product which launched in the second half of 2015 and (ii) higher costs in headcount-related expenses including salaries and benefits, to support the growth of our digital marketing solutions offering.

Entertainment direct operating expenses for the six months ended June 30, 2016 increased $32.2 million, or 77.9%, as compared to the the same period in 2015. The increase in Entertainment direct operating expenses was primarily related to NAME, which we acquired on September 1, 2015.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2016 increased $4.8 million, or 66.5%, as compared to the same period in 2015 primarily related to depreciation on property and equipment acquired through the acquisition of NAME and amortization of capitalized software development costs.

Corporate Expenses

Corporate expense for the six months ended June 30, 2016 remained relatively flat as compared to the same period in 2015.

Stock-based Compensation

Stock-based compensation expense for the six months ended June 30, 2016 decreased $0.9 million, or 67.4%, as compared to the same period in 2015. The stock-based compensation expense in 2016 was related to the grant of stock options in the first quarter of 2016 that vest over a period of four years. The stock-based compensation expense in 2015 was related to a stock option grant that provided for immediate vesting.

Net Loss on Sale of Assets

In the six months ended June 30, 2016, we recognized a $0.7 million net loss on the sale of assets, as compared to a de minimus loss in the same period in 2015. The net loss in 2016 was primarily composed of (i) a $1.0 million loss on the sale of certain live events, which was partially offset by (ii) a $0.4 million gain from an earnout payment related to the sale of 43 towers on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC (the "Tower Sale").

Other Expense

Interest expense, net is the major recurring component of other expense. Interest expense, net decreased $1.4 million, or 7.2%, in the six months ended June 30, 2016 as compared to the same period in 2015, primarily due to the refinancing of our outstanding indebtedness at more favorable rates on April 1, 2015.

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

The following table illustrates the components of our interest expense, net for the periods indicated.

	Six Months Ended June 30,
	2015	2016
($ in thousands)
Unsecured Senior Notes	$13,697	$9,679
Term Loans	4,164	6,598
Capital loans and other	29	21
Loan origination costs	917	1,148
Interest expense, net	$18,807	$17,446

(Benefit) provision for income taxes

We recognized an expense for income taxes of $2.8 million for the six months ended June 30, 2016. Our effective tax rate for the period was approximately 39.7%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the six months ended June 30, 2016 primarily relates to state, local and foreign income taxes.

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
Three Months Ended June 30, 2015:

($ in thousands)	Townsquare	NAME	Tower Sale	Townsquare Pro Forma for the Transactions
Local Marketing Solutions net revenue	$84,149	$—	$(372)	$83,777
Entertainment net revenue	33,367	17,205	—	50,572
Net revenue	$117,516	$17,205	$(372)	$134,349

The following table summarizes our pro forma net revenue for the three months ended June 30, 2015 and 2016:

($ in thousands)	Three Months Ended June 30,		$	%
	2015	2016	Change	Change
Local Marketing Solutions net revenue	$83,777	$86,704	$2,927	3.5%
Entertainment net revenue	50,572	50,453	(119)	(0.2)%
Net revenue	$134,349	$137,157	$2,808	2.1%

On a pro forma consolidated basis, net revenue for the three months ended June 30, 2016 increased by $2.8 million, or 2.1%, as compared to the same period in 2015. The increase resulted from a $2.9 million increase in Local Marketing Solutions net revenue. The increase in Local Marketing Solutions net revenue was driven by an increase in political net revenue of $0.6 million and non-political net revenue of $2.3 million.

Six Months Ended June 30, 2015:

($ in thousands)	Townsquare	NAME	Tower Sale	Townsquare Pro Forma for the Transactions
Local Marketing Solutions net revenue	$153,824	$—	$(720)	$153,104
Entertainment net revenue	44,810	24,939	—	69,749
Net revenue	$198,634	$24,939	$(720)	$222,853

The following table summarizes our pro forma net revenue for the six months ended June 30, 2015 and 2016:

($ in thousands)	Six Months Ended June 30,		$	%
	2015	2016	Change	Change
Local Marketing Solutions net revenue	$153,104	$161,911	$8,807	5.8%
Entertainment net revenue	69,749	69,678	(71)	(0.1)%
Net revenue	$222,853	$231,589	$8,736	3.9%

On a pro forma consolidated basis, net revenue for the six months ended June 30, 2016 increased by $8.7 million, or 3.9%, as compared to the same period in 2015. The increase resulted from a $8.8 million increase in Local Marketing Solutions net revenue. The increase in Local Marketing Solutions net revenue was driven by an increase in political net revenue of $1.6 million and non-political net revenue of $7.2 million.

Liquidity and Capital Resources

	Six Months Ended June 30,
($ in thousands)	2015	2016
Cash (used in) provided by operating activities	$(14,398)	$13,414
Cash used in investing activities	(11,920)	(11,176)
Cash provided by (used in) financing activities	32,239	(17,582)
Net effect of foreign currency exchange rate changes	—	(346)
Net increase (decrease) in cash	$5,921	$(15,690)

We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months. As of June 30, 2016, we had $572.5 million of outstanding indebtedness, net of deferred financing costs of $8.8 million, and based on interest rates in effect as of that date, we expect our debt service requirements to be approximately $31.6 million over the next twelve months. In addition, as of June 30, 2016 we have $17.6 million of cash, $62.2 million of receivables from customers, which historically have had an average collection cycle of approximately 49 days, and $50.0 million of available borrowing capacity under our revolving credit facility.

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

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2016 was $13.4 million, as compared to cash used in operating activities of $14.4 million in the same period in 2015. During the six months ended 2015 we made a one-time cash payment of $27.7 million on April 1, 2015 to lenders for the redemption of the Unsecured Senior Notes due 2019 issued by our indirect, wholly owned subsidiary. Excluding this non-recurring payment to lenders in 2015, cash flows provided by operating activities would have been $13.3 million in the first half of 2015, making the change in cash flows from operating activities relatively flat year-over-year.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $0.7 million to $11.2 million for the six months ended June 30, 2016 from $11.9 million for the same period in 2015. The decrease was primarily driven by a decrease in payments made for acquisitions of $6.2 million and an increase in proceeds from the sale of assets of $1.0 million. This was partially offset by increased spending for capital expenditures of $6.6 million, of which $4.3 million relates to NAME, which we acquired on September 1, 2015.

Cash Flows from Financing Activities

Net cash used in financing activities was $17.6 million for the six months ended June 30, 2016, as compared to $32.2 million of net cash provided by financing activities for the same period in 2015. In 2015, net cash provided by financing activities was primarily composed of new borrowings, net of debt repayments and debt issuance fees, of $32.5 million as a result of our refinancing, which closed on April 1, 2015. In 2016, cash used in financing activities was primarily composed of voluntarily payments made to repurchase and cancel $17.9 million of our 2023 Notes outstanding at a market price below par, plus accrued interest. The gain of the repurchases of $0.5 million is included in other expense (income), net in our consolidated statements of operations for the six months ended June 30, 2016.

Financing Arrangements

On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 and a Senior Secured Credit Facility, which included a seven year, $275.0 million term loan facility and a five year, $50.0 million revolving credit facility. The Term Loans have an initial interest rate of 4.25% (based on current LIBOR levels, a 1.00% LIBOR floor and an applicable margin of 325 basis points). The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points.

On September 1, 2015, the Company issued incremental term loans of $45.0 million under the Senior Secured Credit Facility, the proceeds of which were used to partially fund the purchase price of NAME. Further, on September 30, 2015, the Company made a $20.0 million voluntary prepayment of borrowings under the Term Loan.

As of June 30, 2016, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following discussion should be read together with our unaudited consolidated financial statements and related notes to unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed within our audited consolidated financial statements and related notes to audited consolidated financial statements included in our 2015 Annual Report on Form 10-K.

Interest Rate Risk

As of June 30, 2016 we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing 2023 Notes.

As of June 30, 2016 we were subject to market risk from exposure to changes in interest rates on borrowings under our Senior Secured Credit Facility, specifically the impact of LIBOR interest rates on our variable rate borrowings. Based upon our June 30, 2016 outstanding term loan borrowings of $298.5 million under the Senior Secured Credit Facility, an increase in the LIBOR interest rate of 1% would result in an increase in our annual interest expense of approximately $1.4 million. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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
Date: August 4, 2016

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