Form 10-Q
period 2016-09-30
Townsquare Media, Inc.
filed 2016-11-08
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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

As of November 7, 2016, the registrant had 18,394,515 outstanding shares of common stock consisting of: (i)13,735,690 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	December 31, 2015	September 30, 2016
ASSETS
Current assets:
Cash	$33,298	$38,413
Accounts receivable, net of allowance of $2,114 and $1,487, respectively	60,143	65,420
Prepaid expenses and other current assets	9,766	13,551
Total current assets	103,207	117,384
Property and equipment, net	133,943	139,329
Intangible assets, net	517,979	514,560
Goodwill	292,953	292,953
Investments	5,049	4,313
Other assets	7,580	7,343
Total assets	$1,060,711	$1,075,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,549	$12,192
Current portion of long-term debt	171	658
Deferred revenue	17,496	14,498
Accrued expenses and other current liabilities	29,958	24,332
Accrued interest	4,910	9,203
Total current liabilities	62,084	60,883
Long-term debt, less current portion (net of deferred finance costs of $9,962 and $8,421, respectively)	588,657	572,187
Deferred tax liability	35,233	48,551
Other long-term liabilities	11,297	10,620
Total liabilities	697,271	692,241
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 9,946,354 and 13,735,690 shares issued and outstanding at December 31, 2015 and September 30, 2016, respectively	100	105
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 shares issued and outstanding at December 31, 2015 and September 30, 2016, respectively	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 4,894,480 and 1,636,341 shares issued and outstanding at December 31, 2015 and September 30, 2016, respectively	49	49
Total common stock	179	184
Additional paid-in capital	361,186	361,844
Retained earnings	1,391	21,214
Accumulated other comprehensive income (loss)	44	(410)
Non-controlling interest	640	809
Total liabilities and stockholders’ equity	$1,060,711	$1,075,882
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Net revenue	$129,568	$165,756	$328,202	$397,345

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	89,728	114,646	233,331	297,144
Depreciation and amortization	4,784	5,686	12,068	17,812
Corporate expenses	6,119	6,450	17,985	18,320
Stock-based compensation	2,875	206	4,278	663
Transaction costs	1,125	256	1,297	606
Net (gain) loss on sale of assets	(11,909)	(426)	(11,895)	287
Total operating costs and expenses	92,722	126,818	257,064	334,832
Operating income	36,846	38,938	71,138	62,513
Other expenses (income):
Interest expense, net	8,527	8,294	27,334	25,740
Impairment on investment	—	4,236	—	4,236
Cancellation and (repurchase) of debt	288	—	30,305	(461)
Other expense (income), net	33	52	117	(351)
Income before income taxes	27,998	26,356	13,382	33,349
Provision for income taxes	11,543	10,493	5,530	13,269
Net income	$16,455	$15,863	$7,852	$20,080

Net income attributable to:
Controlling interests	$16,454	$15,816	$7,418	$19,823
Non-controlling interests	1	47	434	257

Net income per share:
Basic	$0.94	$0.86	$0.45	$1.10
Diluted	$0.60	$0.58	$0.28	$0.74

Weighted average shares outstanding:
Basic	17,532	18,395	17,427	18,208
Diluted	27,610	27,372	27,841	27,280

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in Thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Net income	$16,455	$15,863	$7,852	$20,080
Other comprehensive income:
Foreign currency translation adjustments	(74)	(107)	(74)	(454)
Other comprehensive income	16,381	15,756	7,778	19,626
Less: Comprehensive income attributable to noncontrolling interest	1	47	434	257
Comprehensive income attributable to controlling interest	$16,380	$15,709	$7,344	$19,369

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- Controlling Interest	Total
Balance at January 1, 2016	9,946,354	3,022,484	4,894,480	9,508,878	$179	$361,186	$1,391	$44	$640	$363,440
Net income	—	—	—	—	—	—	19,823	—	257	20,080
Exercise of warrants	531,197	—	—	(531,202)	5	(5)	—	—	—	—
GE Capital Equity Holdings, LLC conversion	3,258,139	—	(3,258,139)	—	—	—	—	—	—	—
Proceeds from sale of minority interest in subsidiary	—	—	—	—	—	—	—	—	50	50
Stock-based compensation	—	—	—	—	—	663	—	—	—	663
Foreign currency exchange	—	—	—	—	—	—	—	(454)	—	(454)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(138)	(138)
Balance at September 30, 2016	13,735,690	3,022,484	1,636,341	8,977,676	$184	$361,844	$21,214	$(410)	$809	$383,641

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities:
Net income attributable to:
Controlling interests	$7,418	$19,823
Non-controlling interests	434	257
Net income	$7,852	$20,080
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,068	17,812
Amortization of deferred financing costs	1,326	1,203
Deferred income tax expense	5,488	13,269
(Recovery) provision for doubtful accounts	(153)	1,083
Stock-based compensation expense	4,278	663
Cancellation and (repurchase) of debt	—	(461)
Amortization of bond premium	(424)	—
Write-off of deferred financing costs	9,348	338
Write-off of bond premium	(6,779)	—
Impairment on investment	—	4,236
Net (gain) loss on sale of assets	(11,895)	287
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,838)	(9,430)
Prepaid expenses and other assets	(2,222)	(2,828)
Accounts payable	665	(887)
Accrued expenses	(4,298)	(8,821)
Accrued interest	540	4,293
Other long-term liabilities	3,084	(677)
Net cash provided by operating activities	14,040	40,160
Cash flows from investing activities:
Payments for acquisitions, net of cash received	(74,149)	(1,941)
Acquisition of intangibles	(332)	—
Purchase of property and equipment	(9,935)	(16,826)
Proceeds from insurance settlement	450	451
Proceeds from sale of assets	18,953	1,626
Net cash used in investing activities	(65,013)	(16,690)
Cash flows from financing activities:
Proceeds from stock offering and option exercises	14	—
Offering costs	(92)	—
Repayment of long-term debt	(553,552)	(17,460)
Proceeds from the issuance of long-term debt	620,000	—
Debt financing costs	(11,348)	—
Proceeds from sale of minority interest in subsidiary	—	50
Cash distributions to non-controlling interests	(208)	(138)
Repayments of capitalized obligations	(118)	(127)
Net cash provided by (used in) financing activities	54,696	(17,675)
Net effect of foreign currency exchange rate changes	(126)	(680)
Net increase in cash	3,597	5,115
Cash:
Beginning of period	24,462	33,298
End of period	$28,059	$38,413
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2015	2016
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Payments to redeem long-term debt prior to contractual maturity	$27,735	$—
Interest	25,863	19,881
Income taxes	573	1,910
Purchase obligations:
Capital lease	—	525
Barter transactions:
Barter revenue – included in net revenue	$11,368	$17,360
Barter expense – included in direct operating expenses	10,066	10,598

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Description of the Business

Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a media, entertainment and digital marketing solutions company principally focused on small and mid-sized markets across the United States. As of September 30, 2016, our assets included 309 radio stations and more than 325 local websites in 66 U.S. markets, a digital marketing solutions company serving approximately 10,200 small to medium sized businesses, approximately 550 live events with nearly 18 million annual attendees in the U.S. and Canada and one of the largest digital advertising networks focused on music and entertainment reaching more than 60 million unique visitors each month. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; music festivals such as Mountain Jam, WE Fest and Taste of Country Music Festival; touring lifestyle and entertainment events such as the America on Tap craft beer festival series, the Insane Inflatable 5K obstacle race series, and North American Midway Entertainment ("NAME"), North America’s largest mobile amusement company; and tastemaker music and entertainment owned and affiliated websites such as XXLmag.com, TasteofCountry.com, Loudwire.com, JustJared.com and BrooklynVegan.com. Funds managed by Oaktree Capital Management, L.P. ("Oaktree") are the Company’s largest equity holder.

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

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance on identifying performance obligations and the licensing implementation in the Board’s new revenue standard (ASU 2014-09, Revenue From Contracts With Customers). The amendment adds the following guidance for identifying performance obligations (i) an entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer and (ii) an entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service. The amendment also adds the following guidance on licensing implementation by clarifying (i) an entity's promise to grant a customer a license to intellectual property that has significant standalone functionality does not include supporting or maintaining that intellectual property during the license period , (ii) an entity’s promise to grant a customer a license to symbolic intellectual property includes supporting or maintaining that intellectual property during the license period and (iii) an entity considers the nature of its promise in granting a license, regardless of whether the license is distinct. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently assessing the potential impact ASU 2016-10 will have on its financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently assessing the potential impact ASU 2016-15 will have on its financial statements.

3. Interim Financial Data

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2015 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three and nine months ended September 30, 2016 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2016. The consolidated balance sheet as of December 31, 2015 is derived from the audited financial statements at that date.

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

The Company determined there was objective evidence to indicate certain events have adversely impacted estimated future cash flows for one of its investments and as a result recorded a $4.2 million impairment charge for the three and nine months ended September 30, 2016.

During the three months ended September 30, 2016 the Company made a $3.5 million investment in an online services business. The investment represents a minority ownership position and is accounted for under the cost method of accounting and is recorded as an investment on the Company's Consolidated Balance Sheet as of September 30, 2016.

6. Property and Equipment

Property and equipment consisted of the following:

	(in thousands)
	December 31, 2015	September 30, 2016
Land and improvements	$20,329	$20,165
Buildings and leasehold improvements	32,997	35,239
Broadcast equipment	70,656	70,236
Rides and related equipment	40,369	45,017
Computer and office equipment	10,742	11,445
Furniture and fixtures	7,428	10,287
Transportation equipment	11,543	13,546
Software development costs	8,056	11,730
	202,120	217,665
Less: Accumulated depreciation and amortization	(68,177)	(78,336)
Property and equipment, net	$133,943	$139,329

Depreciation and amortization expense for property and equipment was $3.9 million and $4.8 million for the three months ended September 30, 2015 and 2016, respectively and $10.0 million and $14.6 million for the nine months ended September 30, 2015 and 2016, respectively.

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

There were no changes to goodwill for the three and nine months ended September 30, 2016.

Intangible assets consist of the following:

		(in thousands)
	Estimated Useful Life	December 31, 2015	September 30, 2016
Intangible Assets:
FCC licenses	Indefinite	$486,229	$486,403
Trademarks and trade names	Indefinite	4,600	4,600
Customer and advertising relationships	10 years	14,317	14,317
Customer relationships	15 years	8,700	8,700
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademark	15 years	11,258	10,695
Permits/licenses	1 year	1,000	1,000
Other intangibles	3 years	980	980
Total		529,531	529,142
Less: Accumulated amortization		(11,552)	(14,582)
Net amount		$517,979	$514,560

Amortization expense for definite-lived intangible assets was $0.8 million and $0.9 million for the three months ended September 30, 2015 and 2016, respectively and $2.1 million and $3.2 million for the nine months ended September 30, 2015 and 2016, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2016 is as follows:

(in thousands)
2016 (remainder)	$766
2017	2,949
2018	2,100
2019	1,978
2020	1,972
Thereafter	13,792
$23,557

8. Long-Term Debt
Long-term debt consisted of the following:

	(in thousands)
	December 31, 2015	September 30, 2016
2023 Notes	$300,000	$282,079
Term Loans	298,512	298,512
Capitalized obligations	278	675
Long-term debt before deferred financing costs	598,790	581,266
Deferred financing costs	(9,962)	(8,421)
	588,828	572,845
Less: current portion of long-term debt	(171)	(658)
	$588,657	$572,187

On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and a Senior Secured Credit Facility, which includes a seven year, $275.0 million term loan facility (the "Term Loans") and a five year, $50.0 million revolving credit facility (the "Revolver"). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. The proceeds from the 2023 Notes and Term Loans were used to redeem the 9% Unsecured Senior Notes due 2019 issued by the Company's wholly-owned, indirect subsidiary Townsquare Radio, LLC ("Townsquare Radio") together with Townsquare Radio, Inc., as co-borrowers (the "2019 Notes"), and repay all outstanding borrowings under Townsquare Radio's previously existing Senior Secured Credit Facility (the "Incremental Term Loans"), including a $10.0 million Revolving Credit Facility.  The Company paid $27.7 million in redemption premiums to holders of the 2019 Notes in connection with the redemption. In addition, the Company had a loss of $9.1 million and a gain of $6.8 million on the write-off of unamortized deferred financing costs and bond premium, respectively in connection with these repayments. The payment to holders of the 2019 Notes and the write-off of the unamortized deferred financing costs and bond premium are included in cancellation and (repurchase) of debt in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

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

On March 24, 2016, the Company voluntarily repurchased $0.7 million of its 2023 Notes at a market price below par, plus accrued interest. The repurchased notes were canceled by the Company. A gain of $34 thousand is included in other expense (income), net in the Company's consolidated statements of operations for the nine months ended September 30, 2016.

During the three months ended June 30, 2016, the Company voluntarily repurchased an aggregate of $17.2 million of the Company's 2023 Notes at market prices below par, plus accrued interest. The repurchased notes were canceled by the Company. A gain of $0.4 million is included in other expense (income), net in the Company's consolidated statements of operations for the nine months ended September 30, 2016.

During the nine months ended September 30, 2016 the Company recognized a loss of $0.3 million on the write-off of unamortized deferred financing costs in connection with the voluntary repurchases on its 2023 Notes, which is included in interest expense, net in the Company's consolidated statements of operations for the nine months ended September 30, 2016.

At September 30, 2016, the Term Loans continued to bear interest at an initial interest rate of 4.25% (based on current LIBOR levels, a 1.00% LIBOR floor and an applicable margin of 325 basis points). The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of September 30, 2016, the Company had no outstanding borrowings under the Revolver.

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

The Company is in compliance with its covenants under the 2023 Notes and Senior Secured Credit Facility as of September 30, 2016.

As of September 30, 2016, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $287.8 million and $298.9 million, respectively.

Annual maturities of the Company's long-term debt as of September 30, 2016 are as follows:

(in thousands)
2016 (remainder)	$44
2017	616
2018	5
2019	5
2020	5
Thereafter	580,591
$581,266

9. Stockholders' Equity

The table below presents a summary, as of September 30, 2016, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	13,735,690	One vote per share.
Class B common stock	$0.01	50,000,000	3,022,484	10 votes per share.[2]
Class C common stock	$0.01	50,000,000	1,636,341	No votes.[2]
Warrants			8,977,676	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $898.[3]
Total		400,000,000	27,372,191
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
The foregoing share totals exclude 4,070,239 of Class A common stock and 4,511,236 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $8.96 and $13.02 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

On April 6, 2016, a warrant holder exercised 531,202 warrants in exchange for 531,197 shares of Class A common stock upon the holder exercising the warrants on a cashless basis.

On August 16, 2016, GE Capital Equity Holdings, LLC, GE Business Financial Services, Inc. and AN Capital Corporation (collectively, the “Selling Entities”), each existing stockholders of the Company, entered into a purchase agreement with Madison Square Garden Investments, LLC (“MSG”), pursuant to which MSG agreed to acquire a total of 3,208,139 shares of the Company’s Class C common stock from the Selling Entities, which, in accordance with the terms of the Class C common stock, converted into a like number of shares of the Company’s Class A common stock upon completion of the transaction (the “MSG Transaction”). In connection with the MSG Transaction, the Company entered into a registration agreement with MSG, dated as of August 16, 2016, which provides MSG, subject to certain customary limitations and other conditions, with the ability to cause the Company to register shares of Class A common stock held by MSG for resale under the Securities Act of 1933, as amended, and grants MSG the right to participate in certain registrations by the Company of its equity securities. In addition, pursuant to a letter agreement, dated as August 16, 2016 (the “Board Observer Letter”), the Company has granted MSG the right to send one representative to observe meetings of the Company’s Board of Directors and committees (the “Observer Rights”). MSG’s Observer Rights will expire at such time as MSG holds less than 75% of the number of shares of Class A common stock it held on the date of the Board Observer Letter.

Also on August 16, 2016, Steven Price, the Company’s Chief Executive Officer and the Chairman of the Company’s Board of Directors, entered into a purchase agreement with GE Capital Equity Holdings, LLC pursuant to which he agreed to acquire a total of 50,000 shares of Class C common stock from GE Capital Equity Holdings, LLC. In accordance with their terms, the shares of Class C common stock acquired by Mr. Price converted into shares of Class A common stock upon completion of the transaction.

The Company's common stock is not entitled to preemptive or other similar subscription rights to purchase any of our securities. Unless the Company's Board of Directors determines otherwise, we will issue all of our capital stock in uncertificated form.

Stock-based Compensation

The Company's 2014 Omnibus Incentive Plan (the "2014 Incentive Plan") provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of September 30, 2016, 3,425,689 shares were available for grant.

The grant date fair value of the equity options granted is estimated using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company's common stock price, dividend yield and the risk-free rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted for the nine months ended September 30, 2016.

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

The following table summarizes stock option activity for the nine months ended September 30, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	6,924,903	$11.00
Granted	1,021,000	12.41
Exercised	(1,953)	11.00
Forfeited	(468,535)	11.02
Outstanding at September 30, 2015	7,475,415	$11.19	9.0	$—

The following table summarizes stock option activity for the nine months ended September 30, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	7,329,334	$11.20
Granted	1,600,000	8.96
Exercised	—	—
Forfeited	(347,859)	11.07
Outstanding at September 30, 2016	8,581,475	$10.79	7.3	$598,500

Of the 1,600,000 options granted during the nine months ended September 30, 2016, 1,565,000 were granted to employees and 35,000 were granted to directors of the Company. The weighted average grant date fair value of stock options granted was $2.38 and $2.98 for options granted to employees and directors of the Company, respectively. The options granted to directors provide for immediate vesting, whereas the options granted to employees have a five-year term with 50% vesting in year three and 50% vesting in year four. For the three and nine months ended September 30, 2016, the Company recognized $0.2 million and $0.7 million, respectively, of stock-based compensation expense with respect to the options granted. As of September 30, 2016, total unrecognized stock-based compensation expense is $2.7 million to be recognized over four years.

There was no restricted stock activity during the nine months ended September 30, 2015 or 2016.

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

10. Income Taxes

The Company's effective tax rate for the nine months ended September 30, 2015 and 2016 was approximately 41.3% and 39.8%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the nine months ended September 30, 2016 primarily relates to state, local and foreign income taxes.

11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	(in thousands)
	December 31, 2015	September 30, 2016
Accrued compensation and benefits	$14,157	$10,371
Accrued professional fees	935	870
Accrued commissions	2,252	2,181
Accrued taxes	2,786	2,401
Accrued music and FCC licensing	1,103	1,105
Accrued publisher fees	1,088	1,092
Accrued national representation fees	1,060	942
Due to sellers, business combinations	2,286	87
Deferred rent	1,295	1,359
Accrued other	2,996	3,924
	$29,958	$24,332

12. Lease and Other Commitments

Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $5.9 million and $8.1 million for the three months ended September 30, 2015 and 2016, respectively, and $14.7 million and $18.6 million for the nine months ended September 30, 2015 and 2016, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.

At September 30, 2016, the total minimum annual rental commitments under non-cancelable operating leases are as follows:

(in thousands)
2016 (remainder)	$2,448
2017	9,485
2018	8,263
2019	7,286
2020	5,446
Thereafter	17,541
Total minimum payments	$50,469

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

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of September 30, 2016 is approximately $8.1 million and is expected to be paid in accordance with the agreements through April 2019.

We normally commit one or more years in advance to provide rides, games and concessions at certain fairs. These agreements include an obligation to pay event fees, which may be expressed as a flat fee or as a percentage of revenues. At September 30, 2016, our total minimum fee commitments for contracts with a remaining term in excess of one year are as follows:

(in thousands)
2016 (remainder)	$1,118
2017	4,772
2018	4,456
2019	2,934
2020	2,035
Thereafter	4,608
Total minimum payments	$19,923

13. Segment Reporting

The Company has two reportable segments, Local Marketing Solutions, which provides broadcast and digital products and solutions to advertisers and businesses within our local markets, and Entertainment, which provides live event experiences and music and lifestyle content directly to consumers, and promotion, advertising and product activations to local and national advertisers. Prior to the second quarter of 2016, the Company reported its results in two reportable segments, Local Advertising and Live Events, and reported the remainder of its business in its Other Media and Entertainment category.   The prior Local Advertising segment, together with the Company’s digital marketing and e-commerce solutions, which were previously part of the Other Media and Entertainment category, are now reported within Local Marketing Solutions.  The Live Events segment, together with the Company’s national digital assets which were previously part of the Other Media and Entertainment category, are now reported within Entertainment.  The Company redefined its reportable segments to more closely align with how its businesses have evolved over time, allocating its locally-focused products and services to the Local Marketing Solutions segment and its events and related production products and services to the Entertainment segment. This reflects how management currently reviews the Company’s performance and assesses the allocation of resources. The new segment presentation has been applied retrospectively to the Company's segment financial information but did not impact the Company's consolidated financial statements.

The following table presents the Company’s reportable segment results for the three months ended September 30, 2015:

	(in thousands)
	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended September 30, 2015
Net revenue	$85,949	$43,619	$—	$129,568
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	53,534	36,194	—	89,728
Depreciation and amortization	3,326	949	509	4,784
Corporate expenses	—	—	6,119	6,119
Stock-based compensation	196	515	2,164	2,875
Transaction costs	—	—	1,125	1,125
Net (gain) on sale of assets	—	—	(11,909)	(11,909)
Operating income	$28,893	$5,961	$1,992	$36,846

The following table presents the Company’s reportable segment results for the three months ended September 30, 2016:

	(in thousands)
	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended September 30, 2016
Net revenue	$89,003	$76,753	$—	$165,756
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	55,773	58,873	—	114,646
Depreciation and amortization	2,854	2,152	680	5,686
Corporate expenses	—	—	6,450	6,450
Stock-based compensation	37	31	138	206
Transaction costs	—	—	256	256
Net (gain) on sale of assets	—	—	(426)	(426)
Operating income (loss)	$30,339	$15,697	$(7,098)	$38,938

The following table presents the Company’s reportable segment results for the nine months ended September 30, 2015:

	(in thousands)
	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Nine Months Ended September 30, 2015
Net revenue	$239,773	$88,429	$—	$328,202
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	155,846	77,485	—	233,331
Depreciation and amortization	9,161	1,493	1,414	12,068
Corporate expenses	—	—	17,985	17,985
Stock-based compensation	1,255	653	2,370	4,278
Transaction costs	—	—	1,297	1,297
Net (gain) on sale of assets	—	—	(11,895)	(11,895)
Operating income (loss)	$73,511	$8,798	$(11,171)	$71,138
Capital expenditures	$6,419	$2,293	$1,223	$9,935

The following table presents the Company’s reportable segment results for the nine months ended September 30, 2016:

	(in thousands)
	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Nine Months Ended September 30, 2016
Net revenue	$250,914	$146,431	—	$397,345
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	164,826	132,318	—	297,144
Depreciation and amortization	8,513	6,460	2,839	17,812
Corporate expenses	—	—	18,320	18,320
Stock-based compensation	100	84	479	663
Transaction costs	—	—	606	606
Net loss on sale of assets	—	—	287	287
Operating income (loss)	$77,475	$7,569	$(22,531)	$62,513
Capital expenditures	$7,276	$7,582	$1,968	$16,826

NAME, acquired by a subsidiary of the Company on September 1, 2015, conducts a portion of its business in Canada. Consolidated revenue for the three and nine months ended September 30, 2016 includes $22.2 million and $25.4 million of Canadian revenue, respectively and long-lived assets located in Canada aggregated $4.1 million as of September 30, 2016.

Note 14. Net Income Per Common Share

The following table sets forth the computations of basic and diluted net income per share for the three and nine months ended September 30, 2015 and 2016.

	(in thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Numerator:
Net income	$16,455	$15,863	$7,852	$20,080

Denominator:
Weighted average shares of common stock outstanding	17,532	18,395	17,427	18,208
Effect of dilutive common stock equivalents	10,078	8,977	10,414	9,072
Weighted average diluted common shares outstanding	27,610	27,372	27,841	27,280

Net income per share:
Basic	$0.94	$0.86	$0.45	$1.10
Diluted	$0.60	$0.58	$0.28	$0.74

For the three and nine months ended September 30, 2016, the calculation of weighted average shares for diluted net income per share does not include 8,581,475 and 7,006,475 options to purchase shares of common stock because their effects were antidilutive. For the three and nine months ended September 30, 2015, the calculation of weighted average shares for diluted net income per share does not include 961,000 and 311,000 options to purchase shares of common stock, respectively because their effects were antidilutive.

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

Local Marketing Solutions

Our Local Marketing Solutions segment is composed of 309 owned and operated radio stations and over 325 owned and operated local websites serving 66 small and mid-sized markets, a digital marketing solutions offering and an e-commerce offering. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities.

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

Our Local Marketing Solutions contracts are generally short-term. In the media industry, companies sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash. Barter revenue was $4.4 million and $6.8 million and barter expense was $3.7 million and $3.8 million for the three months ended September 30, 2015 and 2016, respectively. Barter revenue was $11.4 million and $17.4 million and barter expense was $10.1 million and $10.6 million for the nine months ended September 30, 2015 and 2016, respectively. The majority of barter revenue and expense falls within our Local Marketing Solutions segment.

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

Macroeconomic Indicators

Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of October 28, 2016, U.S. GDP grew at an annual rate of 2.9% in the third quarter of 2016.

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

Executive Summary

The key developments in our business for the three months ended September 30, 2016, as compared to the same period in 2015 are summarized below:

•
Net revenue for the three months ended September 30, 2016 increased $36.2 million, or 27.9%. Organic growth accounts for $2.2 million of the increase, with $34.0 million relating to the acquisition of NAME.

•	Local Marketing Solutions net revenue increased $3.1 million, or 3.6%.

•	Entertainment net revenue increased $33.1 million, or 76.0%.

•	Pro forma consolidated net revenue decreased $0.3 million, or 0.2%.

•	Pro forma Local Marketing Solutions net revenue increased $3.3 million, or 3.8%.

•	Pro forma Entertainment net revenue decreased $3.6 million, or 4.5%.

The key developments in our business for the nine months ended September 30, 2016, as compared to the same period in 2015 are summarized below:

•
Net revenue for the nine months ended September 30, 2016 increased $69.1 million, or 21.1%. Organic growth accounts for $10.6 million of the increase, with $58.5 million relating to the acquisition of NAME.

•	Local Marketing Solutions net revenue increased $11.1 million, or 4.6%.

•	Entertainment net revenue increased $58.0 million, or 65.6%.

•
Pro forma consolidated net revenue increased $8.4 million, or 2.2%. Excluding the impact of political advertising revenue in 2016, an election year, pro forma net revenue increased $5.8 million, or 1.5%. The growth in non-political net revenue was primarily driven by growth from our digital products and solutions.

•	Pro forma Local Marketing Solutions net revenue increased $12.1 million, or 5.1%.

•	Pro forma Entertainment net revenue decreased $3.7 million, or 2.4%.

Consolidated Results of Operations

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2016

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended September 30,
	2015	2016	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$85,949	$89,003	$3,054	3.6%
Entertainment net revenue	43,619	76,753	33,134	76.0%
Net revenue	129,568	165,756	36,188	27.9%
Operating Costs and Expenses:
Local Marketing Solutions direct operating expenses	53,534	55,773	2,239	4.2%
Entertainment direct operating expenses	36,194	58,873	22,679	62.7%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	89,728	114,646	24,918	27.8%
Depreciation and amortization	4,784	5,686	902	18.9%
Corporate expenses	6,119	6,450	331	5.4%
Stock-based compensation	2,875	206	(2,669)	(92.8)%
Transaction costs	1,125	256	(869)	(77.2)%
Net (gain) on sale of assets	(11,909)	(426)	11,483	**
Total operating costs and expenses	92,722	126,818	34,096	36.8%
Operating income	36,846	38,938	2,092	5.7%
Other expense:
Interest expense, net	8,527	8,294	(233)	(2.7)%
Impairment on investment	—	4,236	4,236	**
Cancellation and (repurchase) of debt	288	—	(288)	**
Other expense, net	33	52	19	57.6%
Total other expense	8,848	12,582	3,734	42.2%
Income before income taxes	27,998	26,356	(1,642)	(5.9)%
Provision for income taxes	11,543	10,493	(1,050)	(9.1)%
Net income	$16,455	$15,863	$(592)	(3.6)%
**Percent change not meaningful.

Net Revenue

Net revenue for the three months ended September 30, 2016 increased by $36.2 million, or 27.9%, as compared to the same period in 2015. The increase was driven by increases in Local Marketing Solutions net revenue of $3.1 million and Entertainment net revenue of $33.1 million.

Local Marketing Solutions net revenue for the three months ended September 30, 2016 increased $3.1 million, or 3.6%, as compared to the same period in 2015. The increase was driven by an increase in political net revenue of $1.0 million and non-political net revenue of $2.1 million.

Entertainment net revenue for the three months ended September 30, 2016 increased $33.1 million, or 76.0%, as compared to the the same period in 2015. The increase was composed of $34.0 million of growth from the acquisition of NAME on September 1, 2015, offset by a decrease of $0.9 million from our existing business.

Direct Operating Expenses

Direct operating expenses for the three months ended September 30, 2016 increased by $24.9 million, or 27.8%, as compared to the same period in 2015. The increase was driven by increases in Local Marketing Solutions direct operating expenses of $2.2 million and Entertainment direct operating expenses of $22.7 million.

Local Marketing Solutions direct operating expenses for the three months ended September 30, 2016 increased $2.2 million, or 4.2%, as compared to the the same period in 2015. The increase was primarily a result of (i) increases in costs associated with a new product which launched in the second half of 2015 and (ii) higher costs in headcount-related expenses including salaries and benefits, to support the growth within our digital marketing solutions offering.

Entertainment direct operating expenses for the three months ended September 30, 2016 increased $22.7 million, or 62.7%, as compared to the the same period in 2015. The increase in Entertainment direct operating expenses was primarily related to NAME, which we acquired on September 1, 2015.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2016 increased $0.9 million, or 18.9%, as compared to the same period in 2015 primarily related to depreciation on property and equipment acquired through the acquisition of NAME and amortization of capitalized software development costs.

Corporate Expenses

Corporate expense for the three months ended September 30, 2016 increased $0.3 million, or 5.4%, as compared to the same period in 2015. The increase was primarily a result of increased costs for a data management platform used to provide insight and maximize on sales opportunities.

Stock-based Compensation

Stock-based compensation expense for the three months ended September 30, 2016 decreased $2.7 million, or 92.8%, as compared to the same period in 2015. The stock-based compensation expense in 2016 was related to the grant of stock options in the first quarter of 2016 that vest over a period of four years. The stock-based compensation expense in 2015 was related to a stock option grant that provided for immediate vesting.

Net (Gain) on Sale of Assets

Net (gain) on sale of assets for the three months ended September 30, 2016, decreased $11.5 million, as compared to the same period in 2015. The net gain in the third quarter of 2015 primarily resulted from the sale of 43 towers on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC (the "Tower Sale"). The net gain in the third quarter of 2016 primarily resulted from a $0.4 million gain from an earnout payment related to the Tower Sale.

Impairment on Investment

During the three months ended September 30, 2016, there was objective evidence to indicate certain events have adversely impacted estimated future cash flows for one of our investments and as a result we recorded a $4.2 million impairment charge for the three months ended September 30, 2016.

Other Expense

Interest expense, net is the major recurring component of other expense. Interest expense, net decreased $0.2 million, or 2.7%, in the three months ended September 30, 2016 as compared to the same period in 2015.

The following table illustrates the components of our interest expense, net for the periods indicated.

	Three Months Ended September 30,
	2015	2016
($ in thousands)
2023 Notes	$4,874	$4,584
Term Loans	3,229	3,306
Capital loans and other	15	10
Loan origination costs	409	394
Interest expense, net	$8,527	$8,294

Provision for income taxes

We recognized an expense for income taxes of $10.5 million for the three months ended September 30, 2016. Our effective tax rate for the period was approximately 39.8%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended September 30, 2016 primarily relates to state, local and foreign income taxes.

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2016

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Nine Months Ended September 30,
	2015	2016	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$239,773	$250,914	$11,141	4.6%
Entertainment net revenue	88,429	146,431	58,002	65.6%
Net revenue	328,202	397,345	69,143	21.1%
Operating Costs and Expenses:
Local Marketing Solutions direct operating expenses	155,846	164,826	8,980	5.8%
Entertainment direct operating expenses	77,485	132,318	54,833	70.8%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	233,331	297,144	63,813	27.3%
Depreciation and amortization	12,068	17,812	5,744	47.6%
Corporate expenses	17,985	18,320	335	1.9%
Stock-based compensation	4,278	663	(3,615)	(84.5)%
Transaction costs	1,297	606	(691)	(53.3)%
Net (gain) loss on sale of assets	(11,895)	287	12,182	**
Total operating costs and expenses	257,064	334,832	77,768	30.3%
Operating income	71,138	62,513	(8,625)	(12.1)%
Other expense (income):
Interest expense, net	27,334	25,740	(1,594)	(5.8)%
Impairment on investment	—	4,236	4,236	**
Cancellation and (repurchase) of debt	30,305	(461)	(30,766)	**
Other expense (income), net	117	(351)	(468)	**
Total other expense	57,756	29,164	(28,592)	(49.5)%
Income before income taxes	13,382	33,349	19,967	149.2%
Provision for income taxes	5,530	13,269	7,739	139.9%
Net income	$7,852	$20,080	$12,228	155.7%
**Percent change not meaningful.

Net Revenue

Net revenue for the nine months ended September 30, 2016 increased by $69.1 million, or 21.1%, as compared to the same period in 2015. The increase was driven by increases in Local Marketing Solutions net revenue of $11.1 million and Entertainment net revenue of $58.0 million.

Local Marketing Solutions net revenue for the nine months ended September 30, 2016 increased $11.1 million, or 4.6%, as compared to the same period in 2015. The increase was driven by an increase in political net revenue of $2.7 million and non-political net revenue of $8.4 million.

Entertainment net revenue for the nine months ended September 30, 2016 increased $58.0 million, or 65.6%, as compared to the the same period in 2015. The increase was driven by $58.5 million of growth from the acquisition of NAME on September 1, 2015, offset by a decrease of $0.5 million from our existing business.

Direct Operating Expenses

Direct operating expenses for the nine months ended September 30, 2016 increased by $63.8 million, or 27.3%, as compared to the same period in 2015. The increase was driven by increases in Local Marketing Solutions direct operating expenses of $9.0 million and Entertainment direct operating expenses of $54.8 million.

Local Marketing Solutions direct operating expenses for the nine months ended September 30, 2016 increased $9.0 million, or 5.8%, as compared to the the same period in 2015. The increase was primarily a result of (i) increases in costs associated with a new product which launched in the second half of 2015 and (ii) higher costs in headcount-related expenses including salaries and benefits, to support the growth of our digital marketing solutions offering.

Entertainment direct operating expenses for the nine months ended September 30, 2016 increased $54.8 million, or 70.8%, as compared to the the same period in 2015. The increase in Entertainment direct operating expenses was primarily related to NAME, which we acquired on September 1, 2015.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2016 increased $5.7 million, or 47.6%, as compared to the same period in 2015 primarily related to depreciation on property and equipment acquired through the acquisition of NAME and amortization of capitalized software development costs.

Corporate Expenses

Corporate expense for the nine months ended September 30, 2016 increased $0.3 million, or 1.9%, as compared to the same period in 2015. The increase was primarily a result of increased costs for a data management platform used to provide insight and maximize on sales opportunities.

Stock-based Compensation

Stock-based compensation expense for the nine months ended September 30, 2016 decreased $3.6 million, or 84.5%, as compared to the same period in 2015. The stock-based compensation expense in 2016 was related to the grant of stock options in the first quarter of 2016 that vest over a period of four years. The stock-based compensation expense in 2015 was related to a stock option grant that provided for immediate vesting.

Net (Gain) Loss on Sale of Assets

Net (gain) loss on sale of assets for the nine months ended September 30, 2016, decreased $12.2 million, as compared to the same period in 2015. The net gain in 2015 primarily resulted from the Tower Sale. The net loss in 2016 was primarily composed of a $1.0 million loss on the sale of certain live events, which was partially offset by a $0.8 million gain from earnout payments related to the Tower Sale.

Impairment on Investment

During the nine months ended September 30, 2016, there was objective evidence to indicate certain events have adversely impacted estimated future cash flows for one of our investments and as a result we recorded a $4.2 million impairment charge for the nine months ended September 30, 2016.

Other Expense

Interest expense, net is the major recurring component of other expense. Interest expense, net decreased $1.6 million, or 5.8%, in the nine months ended September 30, 2016 as compared to the same period in 2015, primarily due to the refinancing of our outstanding indebtedness at more favorable rates on April 1, 2015.

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

The following table illustrates the components of our interest expense, net for the periods indicated.

	Nine Months Ended September 30,
	2015	2016
($ in thousands)
Unsecured Senior Notes	$18,571	$14,262
Term Loans	7,393	9,904
Capital loans and other	44	33
Loan origination costs	1,326	1,541
Interest expense, net	$27,334	$25,740

Provision for income taxes

We recognized an expense for income taxes of $13.3 million for the nine months ended September 30, 2016. Our effective tax rate for the period was approximately 39.8%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the nine months ended September 30, 2016 primarily relates to state, local and foreign income taxes.

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
Three Months Ended September 30, 2015:

($ in thousands)	Townsquare	NAME	Tower Sale	Townsquare Pro Forma for the Transactions
Local Marketing Solutions net revenue	$85,949	$—	$(242)	$85,707
Entertainment net revenue	43,619	36,722	—	80,341
Net revenue	$129,568	$36,722	$(242)	$166,048

The following table summarizes our pro forma net revenue for the three months ended September 30, 2015 and 2016:

($ in thousands)	Three Months Ended September 30,		$	%
	2015	2016	Change	Change
Local Marketing Solutions net revenue	$85,707	$89,003	$3,296	3.8%
Entertainment net revenue	80,341	76,753	(3,588)	(4.5)%
Net revenue	$166,048	$165,756	$(292)	(0.2)%

On a pro forma consolidated basis, net revenue for the three months ended September 30, 2016 decreased by $0.3 million, or 0.2%, as compared to the same period in 2015. The decrease resulted from a $3.6 million decrease in Entertainment net revenue, which was partially offset by a $3.3 million increase in Local Marketing Solutions net revenue. The decrease in Entertainment net revenue was primarily the result of inclement weather, specifically for our NAME events. The increase in Local Marketing Solutions net revenue was driven by an increase in political net revenue of $1.0 million and non-political net revenue of $2.3 million.

Nine Months Ended September 30, 2015:

($ in thousands)	Townsquare	NAME	Tower Sale	Townsquare Pro Forma for the Transactions
Local Marketing Solutions net revenue	$239,773	$—	$(961)	$238,812
Entertainment net revenue	88,429	61,661	—	150,090
Net revenue	$328,202	$61,661	$(961)	$388,902

The following table summarizes our pro forma net revenue for the nine months ended September 30, 2015 and 2016:

($ in thousands)	Nine Months Ended September 30,		$	%
	2015	2016	Change	Change
Local Marketing Solutions net revenue	$238,812	$250,914	$12,102	5.1%
Entertainment net revenue	150,090	146,431	(3,659)	(2.4)%
Net revenue	$388,902	$397,345	$8,443	2.2%

On a pro forma consolidated basis, net revenue for the nine months ended September 30, 2016 increased by $8.4 million, or 2.2%, as compared to the same period in 2015. The increase resulted from a $12.1 million increase in Local Marketing Solutions net revenue, offset by a decrease in Entertainment net revenue of $3.7 million. The increase in Local Marketing Solutions net revenue was driven by an increase in political net revenue of $2.7 million and non-political net revenue of $9.4 million. The decrease in Entertainment net revenue was primarily the result of inclement weather, specifically for our NAME events.

Liquidity and Capital Resources

	Nine Months Ended September 30,
($ in thousands)	2015	2016
Cash provided by operating activities	$14,040	$40,160
Cash used in investing activities	(65,013)	(16,690)
Cash provided by (used in) financing activities	54,696	(17,675)
Net effect of foreign currency exchange rate changes	(126)	(680)
Net increase in cash	$3,597	$5,115

We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months. As of September 30, 2016, we had $572.8 million of outstanding indebtedness, net of deferred financing costs of $8.4 million, and based on interest rates in effect as of that date, we expect our debt service requirements to be approximately $31.5 million over the next twelve months. In addition, as of September 30, 2016 we have $38.4 million of cash, $65.4 million of receivables from customers, which historically have had an average collection cycle of approximately 45 days, and $50.0 million of available borrowing capacity under our revolving credit facility.

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

Cash Flows from Operating Activities

Net cash provided by operating activities increased $26.1 million for the nine months ended September 30, 2016 to $40.2 million. During the nine months ended 2015 we made a one-time cash payment of $27.7 million on April 1, 2015 to lenders for the redemption of the Unsecured Senior Notes due 2019 issued by our indirect, wholly owned subsidiary. Excluding this non-recurring payment to lenders in 2015, cash flows provided by operating activities would have been $41.7 million for the nine months ended September 30, 2015, which would equate to a decrease of $1.5 million for the nine months ended September 30, 2016, as compared to the prior year period. This decrease, excluding the non-recurring payment to lenders, was due to $9.7 million more cash generated by our operations in 2016 than in 2015, offset by (i) an increase in accounts receivable of $4.6 million primarily relating to our live events and (ii) a decrease of $6.1 million in accounts payable and accrued expenses due to timing of payments.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $48.3 million to $16.7 million for the nine months ended September 30, 2016 from $65.0 million for the same period in 2015. The decrease was primarily driven by a decrease in payments for acquisitions of $72.2 million and a decrease in proceeds from the sale of assets of $17.3 million. This was partially offset by increased spending for capital expenditures of $6.9 million, of which $5.1 million relates to NAME, which we acquired on September 1, 2015.

Cash Flows from Financing Activities

Net cash used in financing activities was $17.7 million for the nine months ended September 30, 2016, as compared to $54.7 million of net cash provided by financing activities for the same period in 2015. In 2015, net cash provided by financing activities was primarily composed of new borrowings, net of debt repayments and debt issuance fees, of $55.1 million as a result of our refinancing, which closed on April 1, 2015. In 2016, cash used in financing activities was primarily composed of voluntarily payments made to repurchase and cancel $17.9 million of our 2023 Notes outstanding at a market price below par, plus accrued interest. The gain of the repurchases of $0.5 million is included in other expense (income), net in our consolidated statements of operations for the nine months ended September 30, 2016.

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

On March 24, 2016, we voluntarily repurchased $0.7 million of our 2023 Notes at a market price below par, plus accrued interest. We canceled the repurchased notes. A gain of $34 thousand is included in other expense (income), net in our consolidated statements of operations for the nine months ended September 30, 2016.

During the three months ended June 30, 2016, we voluntarily repurchased an aggregate of $17.2 million of our 2023 Notes at market prices below par, plus accrued interest. We canceled the repurchased notes. A gain of $0.4 million is included in other expense (income), net in our consolidated statements of operations for the nine months ended September 30, 2016.

During the nine months ended September 30, 2016 we recognized a loss of $0.3 million on the write-off of unamortized deferred financing costs in connection with the voluntary repurchases on our 2023 Notes, which is included in interest expense, net in our consolidated statements of operations for the nine months ended September 30, 2016.

As of September 30, 2016, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.

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

Interest Rate Risk

As of September 30, 2016 we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing 2023 Notes.

As of September 30, 2016 we were subject to market risk from exposure to changes in interest rates on borrowings under our Senior Secured Credit Facility, specifically the impact of LIBOR interest rates on our variable rate borrowings. Based upon our September 30, 2016 outstanding term loan borrowings of $298.5 million under the Senior Secured Credit Facility, an increase in the LIBOR interest rate of 1% would result in an increase in our annual interest expense of approximately $1.2 million. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer
Date: November 8, 2016

EXHIBIT INDEX

Exhibit	Description
10.1	Registration Agreement, dated as of August 16, 2016, by and between Townsquare Media, Inc. and Madison Square Garden Investments, LLC

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document