Form 10-K
period 2016-12-31
Townsquare Media, Inc.
filed 2017-03-13
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-K __________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2016
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number 001-36558
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of March 10, 2017, the registrant had 18,442,550 outstanding shares of common stock consisting of: (i) 13,783,725 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant was $106,721,292 as of June 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of stockholders (the “2017 Proxy Statement”), to be filed with the Securities and Exchange Commission ("SEC"), are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

townsquare

IS A MEDIA, ENTERTAINMENT AND DIGITAL MARKETING SOLUTIONS COMPANY THAT OWNS AND OPERATES MARKET LEADING RADIO STATIONS, LIVE EVENTS AND DIGITAL, MOBILE, VIDEO AND SOCIAL MEDIA PROPERTIES PRINCIPALLY FOCUSED ON SMALL AND MID-SIZED MARKETS

TOWNSQUARE MEDIA, INC.

i

CERTAIN DEFINITIONS
On July 25, 2014 Townsquare Media, LLC, a Delaware limited liability company organized in 2010, converted to Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare").
"Transactions" refers to all material acquisitions and divestitures that were completed from January 1, 2014 to December 31, 2016. The Transactions include, but are not limited to, the acquisition of all of the membership interests of Heartland Group, LLC, and its wholly-owned subsidiary North American Midway Entertainment ("NAME") on September 1, 2015, the sale of 43 towers to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") on September 1, 2015 (the "Tower Sale") and the acquisition of certain assets of FACE, Festivals and Concert Events, Inc. ("WE Fest"), which closed on October 31, 2014. The Transactions are disclosed in more detail in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
MARKET, RANKING AND OTHER INDUSTRY DATA
In this Annual Report we rely on and refer to information and statistics regarding our industry, the size of certain markets and our position within the sectors in which we compete. Some of the market and industry data contained in this Annual Report are based on independent industry publications or other publicly available information, while other information is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources listed in this Annual Report, our management’s knowledge and experience in the markets in which we operate, and information obtained from our customers, suppliers and other contacts in the markets in which we operate. Although we believe that this information is reliable as of its respective dates, it involves uncertainties and is subject to change, including as a result of the factors discussed under "Forward-Looking Statements" and "Risk Factors" in this Annual Report on Form 10-K.
TRADEMARKS, SERVICE MARKS AND TRADE NAMES
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our products. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Annual Report are listed without the ©, ® and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights. This Annual Report may include trademarks, service marks or trade names of other companies. Our use or display of other parties’ trademarks, service marks, trade names or products is not intended to, and does not imply a relationship with, or endorsement or sponsorship of us by, the trademark, service mark or trade name owners.

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY
As a company with less than $1.0 billion in annual gross revenue during our most recently completed fiscal year, we qualify as an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended (the "Securities Act"), as modified by Section 102 of the Jumpstart Our Business Startups Act (the "JOBS Act"). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies that are not emerging growth companies, including:

•	reduced disclosure about our executive compensation arrangements;

•	not being required to conduct non-binding advisory vote of stockholders on executive compensation or golden parachute arrangements; and

•	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.
We may take advantage of these exemptions as long as we qualify as an emerging growth company. We will cease to be an emerging growth company upon the earlier of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering in July 2014 (ii) the last day of the fiscal year in which our annual gross revenue exceeds $1.0 billion, (iii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which would occur on the last day of the fiscal year when the market value of our voting and non-voting common equity held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been subject to the reporting requirements of the Exchange Act for at least 12 months or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period.
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
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "aim," "anticipate," "estimate," "expect," "forecast," "outlook," "potential," "project," "projection," "plan," "intend," "seek," "believe," "may," "could," "would," "will," "should," "can," "can have," "likely," the negatives thereof and other words and terms. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the impact of general economic conditions in the United States or Canada, or in the specific markets in which we currently do business;

•	industry conditions, including existing competition and future competitive technologies;

•	the popularity of radio as a broadcasting and advertising medium;

•	cancellations, disruptions or postponements of advertising schedules in response to national or world events;

•	our dependence on key personnel;

•	our capital expenditure requirements;

•	our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions;

•	legislative or regulatory requirements;

•	risks and uncertainties relating to our leverage and changes in interest rates;

•	our ability to obtain financing at times, in amounts and at rates considered appropriate by us;

•	our ability to access the capital markets as and when needed and on terms that we consider favorable to us; and

•	other factors discussed in the section entitled "Risk Factors."
While we believe that our expectations reflected in forward-looking statements are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors, that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report, as well as other risks discussed from time to time in our filings with the SEC. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the way we expect and you should not rely upon forward-looking statements as a prediction of future events. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.
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

PART I

ITEM 1. BUSINESS
Description of Business
Townsquare is a media, entertainment and digital marketing solutions company principally focused on small and mid-sized markets across the United States. As of December 31, 2016, our assets included 312 radio stations and more than 325 local websites in 66 U.S. markets, a digital marketing solutions company serving approximately 10,700 small to medium sized businesses, approximately 550 live events with nearly 18 million annual attendees in the U.S. and Canada and one of the largest digital advertising networks focused on music and entertainment reaching more than 50 million unique visitors each month. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; music festivals such as Mountain Jam, WE Fest and the Taste of Country Music Festival; touring lifestyle and entertainment events such as the America on Tap craft beer festival series, the Insane Inflatable 5K obstacle race series, and North American Midway Entertainment, North America’s largest mobile amusement company; and tastemaker music and entertainment owned and affiliated websites such as XXLmag.com, TasteofCountry.com, Loudwire.com and BrooklynVegan.com.
Local Marketing Solutions
Our Local Marketing Solutions segment is composed of 312 owned and operated radio stations and over 325 owned and operated local websites in 66 small and mid-sized markets. Our radio stations capture the number one market share of radio revenue in 44 of our 66 markets, with 21 capturing the number two market share. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created and curated by our local media personalities. Nearly all of our radio stations are available to be streamed online via their local companion websites, as well as our proprietary mobile application, radioPup.
We believe that we are the largest and best-capitalized owner and operator of radio stations that focuses solely on serving audiences and advertisers in small and mid-sized markets. These markets have historically exhibited lower volatility in radio advertising spending, unemployment rates and real estate values as compared to U.S. national averages. These markets also typically have fewer media competitors than large markets. Our Local Marketing Solutions operations are organized around a regional strategy with cluster concentrations in and around the Northeast, Upper Midwest, Texas and the Mountain West.
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
Our Local Marketing Solutions segment is also composed of digital marketing solutions and e-commerce products. We offer digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses ("SMBs") in small and mid-sized markets across the United States. Our digital marketing solutions, offered under the brand name Townsquare Interactive, include traditional and mobile-enabled website development and hosting services, search engine and online directory optimization services, online reputation management and social media management.
We offer e-commerce products to consumers and advertisers through Seize the Deal, our proprietary deal and auction platform. Seize the Deal enables small businesses to sell certain of their products and services online through our auction platform. Our auction platform supports approximately 100 local auctions annually, which are often used as a gateway to a broader advertising relationship with Townsquare.

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
Over the twelve months ended December 31, 2016, we produced approximately 550 live events that attracted approximately 18 million attendees in the U.S. and Canada. Approximately 90% of these events are annually recurring branded franchises such as El Paso's Balloonfest, Utica's FrogFest, the Insane Inflatable 5K, and the state and local fairs at which we operate the amusement attractions, including rides, games and concessions such as the Eastern States Exposition and the Calgary Stampede, and multi-day music festivals, such as WE Fest and Mountain Jam. We replicate live events that demonstrate a track record of success in additional markets, many of which are within our local market footprint, where we are able to utilize existing assets and employees. We refer to this templated syndication process as "Events in a Box".
We often customize live events that we operate in our local markets to offer entertainment that complements the formats of our radio stations and local websites, reinforcing our brand integration while allowing us to further monetize our existing audience and advertiser relationships. The live events we produce in our markets are typically executed by our in-market teams, while leveraging centralized underwriting, talent booking and general and administration infrastructure.
Our Entertainment segment also includes our national digital assets. We own and operate a portfolio of 16 music and entertainment focused national websites, including Taste of Country, XXL, PopCrush, ScreenCrush, Ultimate Classic Rock, Loudwire and ComicsAlliance. We employ an advertising sales force dedicated to our national digital assets that is based in New York with a presence in Los Angeles, Chicago, Detroit and Dallas.
We own and operate the nation’s largest digital advertising network focused on music content. This digital advertising network provides services such as advertising sales representation and advertising trafficking to approximately 150 third-party music and entertainment focused affiliate websites, such as, Hype Machine, Brooklyn Vegan and RapUp. In most cases, the digital properties we represent through our digital advertising network do not employ a sales force to pursue advertising revenue. We are compensated for the services we provide to our affiliate websites through revenue-sharing arrangements.
The scale of our national audience reach complements our Local Marketing Solutions assets and allows us to deliver a compelling value proposition to national advertisers, such as Toyota, McDonalds, Mazda and Apple, seeking to reach media and entertainment enthusiasts.
For financial information about our segments see Note 12 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Competitive Strengths
We believe that we are well-positioned to capitalize on the following competitive strengths to achieve growth in our future performance:
National Scale and Media Expertise, on a Local Level, in Small and Mid-Sized Markets.
Our scale, national reach and expertise in media and entertainment provides significant competitive advantages in our small and mid-sized markets.
Large-Market Products, Technology and Practices Deployed in Small and Mid-Sized Markets.
Our flexible and customized content management system, digital advertising products and delivery capabilities, mobile applications, digital marketing solutions capabilities, online video content and repeatable live event templates allow us to deliver world-class products supported by advanced technology in small and mid-sized markets. We believe that with our scale we can offer superior solutions for advertisers and audiences alike as compared to many of our local competitors.

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
Captive Local Audience Drives Superior Opportunity in Small and Mid-Sized Markets.
The competitive and economic environments found in small and mid-sized markets, particularly the markets where we have an established presence, provide significant advantages to us and, we believe, reduce volatility in our financial results.
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
Strategically Assembled Market Portfolio Characterized by Stable, Locally Significant Institutions.
We have assembled our radio station assets and most of our live events operations across a collection of small and mid-sized markets, organized in regional clusters, supported by stable, locally significant institutions such as universities, military bases, state capitals, state fairs, regional medical centers and retail hubs. We believe these stabilizing institutions further reduce the volatility of advertising spending in our markets.
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
Strong Relationships with Local and Regional Advertisers.
In the year ended December 31, 2016, we generated approximately 87% of our revenue across our reportable segments from a broad array of local and regional advertisers in a number of industries, including automotive dealers, banking and mortgage service providers, furniture and home furnishings retailers, food and beverage service providers, healthcare service providers and media and telecommunications service providers. We generate a majority of our Local Marketing Solutions revenue by selling directly to local advertisers, as well as to local and regional advertising agencies which affords us the opportunity to better present our products to advertisers, cross sell products and more directly influence their advertising expenditure decisions.
Geographic Diversification with Strength in Northeast, Upper Midwest, Texas and Mountain West.
Our assets are geographically diversified, which helps to mitigate potential regional economic volatility and inclement weather events. By clustering our markets in certain geographic regions we are able to create compelling audience coverage for regional advertisers and to benefit from scale economies.
Diversified and Integrated Product Offering - Townsquare Everywhere.
Our diversified product offerings substantially differentiate us from our competition. This diversification allows us to provide superior solutions to both our audience and advertisers, underpins our growth strategy and, we believe, helps to mitigate the risks associated with advertising revenue concentration.

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
Diversified Revenue Base.
We generate revenue from a diversified base of products and services, advertisers and markets. In the year ended December 31, 2016, approximately 50% of our net revenue was derived from sources other than the sale of terrestrial radio station advertising. We refer to this revenue as non-spot revenue. For the year ended December 31, 2016, no single advertiser represented more than 1% of our revenue, no advertising category represented more than 20% of our revenue and we did not generate more than 10% of our revenue in any one market or 15% of our revenue in any one state.
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
Original Live Event and Nationally Oriented Digital Brands Delivering Significant Audience Growth.
In addition to our heritage brands, we established several new brands that have experienced significant audience growth since their inception.
Focus On Providing Original Entertainment, Music and Lifestyle Media Experiences to Our Audience.
We believe that our focus on providing original entertainment, music and lifestyle media experiences to our audience is the key driver of our powerful audience reach and engagement metrics.
Market Leadership in High-Quality, Live and Locally-Focused Content.
In our markets, we are among the largest providers of locally-focused content available to consumers, including in-car commuters. The quality and availability of our locally-focused content allows our brands to distinguish themselves from other local advertising offerings, attract larger audiences and build a loyal audience base. Several of our competitors, particularly in print media, are reducing the amount of original local content they are producing or creating pay-walls that restrict access to their digital content. We believe these trends will continue to advantage our offerings as compared to other media offerings.

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
Stable and Engaged Audience Base.
Despite the increased number of alternative mediums, terrestrial radio has experienced negligible audience fragmentation over the past 40 years and remains a significant source of daily media exposure. According to Nielsen Holdings N.V. ("Nielsen"), in the third quarter of 2016 terrestrial radio broadcasts reached approximately 93% of American adults age 18+ each week, approximately unchanged since 1970.
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
Reliable and Substantial Cash Flow Generation.
Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operation. During the year ended December 31, 2016, we recorded $20.9 million of capital expenditures which represented 4.0% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.
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

Operating Strategy
The principal features of our operating strategy are:
Diversify Revenue Mix by Continuing to Grow Digital and Live Events Revenue Streams.
The natural synergies between our products allow us to leverage our operating structure and further monetize existing audience and advertiser relationships. We intend to continue to develop new digital products and offerings, better monetize our digital audience and increase the contribution from the live events we operate, both organically and through acquisitions.
Solidify Our Position in Our Markets.
Our market positioning is supported by the demonstrable and consistent positive results our products produce for advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our markets.
Continue to Develop New Products That Foster Interaction with Our Audience Across Multiple Mediums and Increase Monetization Opportunities.
Our audience reach, combined with our direct relationship with local advertisers in our markets, positions us to launch and monetize new products and services, further diversifying and growing our revenue. In the past, we have introduced a mobile station streaming application (radioPup), an e-commerce product (Seize the Deal), a digital presence and marketing solutions platform (Townsquare Interactive) and mobile applications for individual stations and brands. In addition to delivering non-spot revenue growth, these products and services frequently appeal to advertisers in our markets who may not access our radio products, thereby increasing our overall customer base and advertising market share.
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
Capitalize on Strong Positions and Brands in News/Talk/Sports, Country and Rock Formats.
We own 69 radio stations formatted with News/Talk/Sports content, 67 formatted with Country content and 59 radio stations formatted with Rock content, representing approximately 22%, 21% and 19% of our radio stations, respectively. The majority of our radio stations airing these formats capture the largest audience among radio stations airing similar content in their respective markets, as ranked by Nielsen or other ratings services. We create audio programming, online content and live events which leverage our strength in these formats, together with the strength of our brands. We intend to continue to use our expertise and knowledge in these formats to share best practices and optimize content across our portfolio, in order to maximize audience aggregation within these formats.

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
Add to Our Portfolio of Attractive Radio Station Clusters.
Since our current senior management team founded the Company in 2010, we have expanded our radio station portfolio from 60 to 312 by completing more than 10 radio transactions. Radio station ownership in the United States remains significantly fragmented with over 3,000 owners operating over 10,000 commercial radio stations. While FCC ownership limitations restrict, in some cases, our ability to acquire incremental radio stations in certain of our markets, there remain a large number of markets with characteristics that are consistent with Townsquare’s acquisition criteria, in which we have no presence today. Given our acquisition track record, we are viewed by many sellers of radio stations to be a potential buyer of their stations, which has provided us with the opportunity to review the majority of properties sold in recent years. We expect to remain active and disciplined from a valuation perspective in the radio station marketplace.
Augment the Growth of Our Digital and Live Events Product Offerings Through Acquisitions.
In addition to our radio acquisition activity, since 2010 we have executed more than thirty acquisitions of assets in the digital and live events sectors, which have further extended our multi-product, cross-platform offering and provided geographic and revenue diversification. The acquired assets included certain assets of AOL Music, multi-day music festivals WE Fest, Mountain Jam and Country Jam, various trade shows, NAME, North America's largest mobile amusement company and other live events properties. In these acquisitions, we were able to leverage our existing platform in combination with the acquired assets to drive operating efficiencies and financial performance. In many cases, we are able to template acquired live event properties and syndicate them into additional markets across our footprint. We expect to remain active in the digital and live events acquisition marketplace.
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
Local Marketing Solutions

•	Spot radio advertisements sold to local, regional and national advertisers.

•	Sponsorships, live reads and endorsements sold to local, regional and national advertisers.

•	Remote broadcasts of our radio stations at advertisers’ places of business sold to local and regional advertisers.

•	Barter-based auctions sold to local and regional advertisers.

•
Display, sponsorship and video advertising, including custom developed digital advertisement products, on our affiliated, owned and operated local websites to local, regional and national advertisers. Display and sponsorship advertising on our mobile application, radioPup, and station mobile applications, sold to local, regional and national advertisers.

•
Advertising and sponsorships in our radio stations’ online radio streams accessible on computing devices as well as on mobile devices through our mobile application, radioPup, or station mobile applications, sold to local, regional and national advertisers.

•
Sponsored video content, including branded content series, often featuring musicians or other celebrities, and distributed across our portfolio of local digital properties and social media channels, sold to local, regional and national advertisers.

•
Traditional and mobile-enabled website development and hosting services, search engine and online directory optimization services, online reputation management and social media management sold to local and regional small and mid-sized businesses.

•	E-Commerce offerings, including daily deals, ongoing deals and auctions sold to local and regional advertisers.
Entertainment

•	Tickets, merchandise, rides, food and other concessions and other ancillary products and services sold to our audience.

•	Sponsorships, exhibit space and activations sold to our local, regional and national advertisers.

•	Sponsored events, generally featuring musicians, sponsored by and custom produced on behalf of our advertisers, sold to advertisers.

•
Display, sponsorship and video advertising, including custom developed digital advertisement products, on our owned and operated national websites as well as our affiliate websites sold to local, regional and national advertisers. Display and sponsorship advertising on our brands mobile applications, sold to local, regional and national advertisers.

•
Sponsored video content, including branded content series, often featuring musicians or other celebrities, and distributed across our portfolio of national digital properties and social media channels, sold to local, regional and national advertisers.

We are positioned to generate growth in revenue by increasing audience interaction with our radio stations, local and national websites, online radio streams, mobile applications and live events, which lead to an enhanced share of advertising expenditures, as well as an increased share of consumer spending.
Customers
No single customer accounts for more than 1% of revenue in any of the years ended December 31, 2014, 2015 and 2016.
Our Industry
The local media industry is an important medium for advertisers to reach targeted local consumers and for consumers to engage with relevant local content and events. According to SNL Kagan, in 2016 local advertising spending across all U.S. major media categories totaled $78.6 billion. Since 2011, U.S. local advertising has increased at a 2.3% compound annual growth rate and is projected to grow at a 3.7% compound annual growth rate through 2021. In 2016, local advertising spending on radio and digital, among our target categories, totaled $38.8 billion while consumer spending on live event tickets and advertiser spending on live event sponsorships, event marketing, and activation opportunities were additional substantial and growing markets. Since 2011, U.S. local advertising spending on radio and digital has increased at a 9.9% compound annual growth rate and is projected to grow at a 7.3% compound annual growth rate through 2021.
Radio. The primary source of revenue for radio broadcasting companies is the sale of advertising time to local, regional and national spot advertisers, and national network advertisers. According to SNL Kagan, over the past 10 years radio advertising has generally represented approximately 6.0% to 7.7% of the overall U.S. advertising market, and has typically followed macroeconomic growth trends. In 2016, radio advertising revenue reached $14.3 billion of which $10.6 billion was from local radio advertising. The radio industry has a stable and engaged audience base and continues to be one of the core methods for advertisers to reach their targeted audience. According to the Radio Advertising Bureau, in the second quarter of 2016, terrestrial radio broadcasts reached approximately 93% of American adults age 18+ each week, a level that has remained substantially unchanged since 1970.
Digital. The primary source of revenue for national and local websites, accessed either from a PC, tablet or mobile device, is the sale of search ads, display ads and video advertising directly to advertisers and indirectly through advertising networks and exchanges. According to SNL Kagan, in 2016 digital advertising revenue reached $66.4 billion of which $28.3 billion was local. Since 2011, local digital advertising has represented one of the fastest growing local media advertising categories with a compounded annual growth rate of 17.0%, outpacing national advertising which grew at 14.1%.  Local digital advertising is projected to grow at a compounded annual growth rate of 9.6% through 2021 and continue to gain market share on national advertising which is projected to grow at 3.8%.
Live Events. The primary source of revenue for live events is the sale of tickets to attendees and sponsorships, event marketing, and activation opportunities for local, regional and national advertisers. According to IBIS World, total revenue from the U.S. live event industry, which includes the creation, management and promotion of live performances and events, ranging from concerts and theater performances to state fairs and air shows, grew to $25.5 billion in 2016, up from $19.9 billion in 2011, which represents a 5.1% compounded annual growth rate. For 2016, Pollstar estimates the total size of the North American live concert industry at $7.3 billion, up from $4.4 billion in 2011, which represents a compound annual growth rate of 10.9%. Concert tour attendance increased in 2016 by 3.7% to 43.6 million, as measured by the top 100 grossing North American concert ticket sales, representing a record high.
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
Employees
As of December 31, 2016, we employed approximately 2,950 full and part-time employees. Additionally, we hire approximately 900 seasonal workers between March and November of each year. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.
We employ individuals in a large variety of roles. On occasion, in order to protect our interests, we enter into employment agreements with certain of our employees, including members of senior management, product leaders, local market presidents and selected sales personnel and local media personalities. We do not believe that the loss of any one these individuals, excluding certain key members of our senior management, would have a material adverse effect on our financial condition or results of operations, taken as a whole. Our risks related to losing key members of our senior management are more fully described in the section titled "Risk Factors."
Financial Information About Geographic Areas
See Part II-Item 8. Financial Statements and Supplementary Data, Note 12, "Segment Reporting" for discussion of net revenue, operating income and long-lived assets attributable to Canada and to our country of domicile, the United States.

Federal Regulation of Radio Broadcasting
General
The ownership, operation and sale of radio stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority of the Communications Act of 1934, as amended (the "Communications Act"). The

Telecommunications Act of 1996 amended the Communications Act and directed the FCC to change certain of its broadcast rules. Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of radio station licenses; regulates transmission equipment, operating power and other technical parameters of radio stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of radio stations; regulates the content of some forms of radio broadcast content; and has the authority under the Communications Act to impose penalties for violations of its rules.
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
The area served by an AM radio station is determined by a combination of frequency, transmitter power, antenna orientation and soil conductivity. The effective service area of an AM radio station is determined based on the radio station’s power, operating frequency, antenna patterns and its day/night operating modes. The area served by an FM radio station is determined by a combination of transmitter power and antenna height, with radio stations divided into eight classes according to these technical parameters, as set forth above.
The following table sets forth, as of February 17, 2017, the market, call letters, cities of license, frequencies and FCC license expiration dates and our station clusters’ revenue rankings as reported by Nielsen of all our owned radio stations and all stations operated under Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMAs”).

Owned/Operated Stations

Market (Nielsen Ranking)	Station	City of License	Frequency	License Expiration Date
Abilene, TX (#236)	KEAN-FM	Abilene, TX	105.1	August 1, 2021
	KEYJ-FM	Abilene, TX	107.9	August 1, 2021
	KMWX(FM)	Abilene, TX	92.5	August 1, 2021
	KSLI(AM)	Abilene, TX	1280	August 1, 2021
	KULL(FM)	Abilene, TX	100.7	August 1, 2021
	KYYW(AM)	Abilene, TX	1470	August 1, 2021
Albany-Schenectady-Troy, NY (#66)	WGNA-FM	Albany, NY	107.7	June 1, 2022
	WQBJ(FM)	Cobleskill, NY	103.5	June 1, 2022
	WQBK-FM	Rensselaer, NY	103.9	June 1, 2022
	WQSH(FM)	Malta, NY	105.7	June 1, 2022
	WTMM-FM	Mechanicville, NY	104.5	June 1, 2022
	W256BU(FX)(3)	Albany, NY	99.1	June 1, 2022
Amarillo, TX (#171)	KATP(FM)	Amarillo, TX	101.9	August 1, 2021
	KIXZ(AM)	Amarillo, TX	940	August 1, 2021
	KMXJ-FM	Amarillo, TX	94.1	August 1, 2021
	KPRF(FM)	Amarillo, TX	98.7	August 1, 2021
	KXSS-FM	Amarillo, TX	96.9	August 1, 2021
Atlantic City-Cape May, NJ (#154)	WENJ(FM)	Millville, NJ	97.3	June 1, 2022
	WFPG(FM)	Atlantic City, NJ	96.9	June 1, 2022
	WPGG(AM)	Atlantic City, NJ	1450	June 1, 2022
	WPUR(FM)	Atlantic City, NJ	107.3	June 1, 2022
	WSJO(FM)	Egg Harbor City, NJ	104.9	June 1, 2022
Augusta-Waterville, ME (#260)	WEBB(FM)	Waterville, ME	98.5	April 1, 2022
	WJZN(AM)	Augusta, ME	1400	April 1, 2022
	WMME-FM	Augusta, ME	92.3	April 1, 2022
	WTVL(AM)	Waterville, ME	1490	April 1, 2022
	W240DH(FX)(3)	Augusta, ME	95.9	April 1, 2022
Bangor, ME (#219)	WEZQ(FM)	Bangor, ME	92.9	April 1, 2022
	WBZN(FM)	Old Town, ME	107.3	April 1, 2022
	WDEA(AM)	Ellsworth, ME	1370	April 1, 2022
	WQCB(FM)	Brewer, ME	106.5	April 1, 2022
	WWMJ(FM)	Ellsworth, ME	95.7	April 1, 2022
Battle Creek, MI (#256)	WBCK(FM)	Battle Creek, MI	95.3	October 1, 2020
	WBXX(FM)	Marshall, MI	104.9	October 1, 2020
Billings, MT (#240)	KBUL(AM)	Billings, MT	970	April 1, 2021
	KCHH(FM)	Worden, MT	95.5	April 1, 2021
	KCTR-FM	Billings, MT	102.9	April 1, 2021
	KKBR(FM)	Billings, MT	97.1	April 1, 2021
	KMHK(FM)	Billings, MT	103.7	April 1, 2021
	K236AB(FX)(3)	Billings, MT	95.1	April 1, 2021
Binghamton, NY (#191)	WAAL(FM)	Binghamton, NY	99.1	June 1, 2022
	WHWK(FM)	Binghamton, NY	98.1	June 1, 2022
	WNBF(AM)	Binghamton, NY	1290	June 1, 2022
	WWYL(FM)	Chenango Bridge, NY	104.1	June 1, 2022
	WYOS(AM)	Binghamton, NY	1360	June 1, 2022
Bismarck, ND (#259)	KACL(FM)	Bismarck, ND	98.7	April 1, 2021

	KBYZ(FM)	Bismarck, ND	96.5	April 1, 2021
	KKCT(FM)	Bismarck, ND	97.5	April 1, 2021
	KLXX(AM)	Bismarck-Mandan, ND	1270	April 1, 2021
	KUSB(FM)	Hazelton, ND	103.3	April 1, 2021
Boise, ID (#97)	KAWO(FM)	Boise, ID	104.3	October 1, 2021
	KCIX(FM)	Garden City, ID	105.9	October 1, 2021
	KFXD(AM)	Boise, ID	630	October 1, 2021
	KIDO(AM)	Nampa, ID	580	October 1, 2021
	KSAS-FM	Caldwell, ID	103.5	October 1, 2021
	KXLT-FM	Eagle, ID	107.9	October 1, 2021
Bozeman, MT Not Rated (NR)	KISN(FM)	Belgrade, MT	96.7	April 1, 2021
	KMMS-FM	Bozeman, MT	95.1	April 1, 2021
	KMMS(AM)	Bozeman, MT	1450	April 1, 2021
	KPRK(AM)	Livingston, MT	1340	April 1, 2021
	KXLB(FM)	Livingston, MT	100.7	April 1, 2021
	KZMY(FM)	Bozeman, MT	103.5	April 1, 2021
	K254AL(FX)(3)	Livingston, MT	98.7	April 1, 2021
Buffalo-Niagara Falls, NY (#57)	WBLK(FM)	Depew, NY	93.7	June 1, 2022
	WBUF(FM)	Buffalo, NY	92.9	June 1, 2022
	WMSX(FM)	Buffalo, NY	96.1	June 1, 2022
	WYRK(FM)	Buffalo, NY	106.5	June 1, 2022
Casper, WY (NR)	KKTL(AM)	Casper, WY	1400	October 1, 2021
	KRNK(FM)	Casper, WY	96.7	October 1, 2021
	KRVK(FM)	Vista West, WY	107.9	October 1, 2021
	KTRS-FM	Casper, WY	104.7	October 1, 2021
	KTWO(AM)	Casper, WY	1030	October 1, 2021
	KWYY(FM)	Midwest, WY	95.5	October 1, 2021
Cedar Rapids, IA (#206)	KDAT(FM)	Cedar Rapids, IA	104.5	February 1, 2021
	KHAK(FM)	Cedar Rapids, IA	98.1	February 1, 2021
	KRNA(FM)	Iowa City, IA	94.1	February 1, 2021
	KRQN(FM)(1)(3)	Vinton, IA	107.1	February 1, 2021
Cheyenne, WY (#269)	KGAB(AM)	Orchard Valley, WY	650	October 1, 2021
	KIGN(FM)	Burns, WY	101.9	October 1, 2021
	KLEN(FM)	Cheyenne, WY	106.3	October 1, 2021
Danbury, CT (#201)	WINE(AM)	Brookfield, CT	940	April 1, 2022
	WRKI(FM)	Brookfield, CT	95.1	April 1, 2022
	WDBY(FM)	Patterson, NY	105.5	June 1, 2022
	WDBY-FM1(3)	Brookfield, CT	105.5	June 1, 2022
Dubuque, IA (NR)	KLYV(FM)	Dubuque, IA	105.3	February 1, 2021
	KXGE(FM)	Dubuque, IA	102.3	February 1, 2021
	WDBQ(AM)	Dubuque, IA	1490	February 1, 2021
	WDBQ-FM	Galena, IL	107.5	December 1, 2020
	WJOD(FM)	Asbury, IA	103.3	February 1, 2021
Duluth-Superior, MN, WI (#210)	KKCB(FM)	Duluth, MN	105.1	April 1, 2021
	KLDJ(FM)	Duluth, MN	101.7	April 1, 2021
	WEBC(AM)	Duluth, MN	560	April 1, 2021
	KBMX(FM)	Proctor, MN	107.7	April 1, 2021
	W293CT(FX)(3)	Duluth, MN	106.5	April 1, 2021
El Paso, TX (#77)	KLAQ(FM)	El Paso, TX	95.5	August 1, 2021

	KROD(AM)	El Paso, TX	600	August 1, 2021
	KSII(FM)	El Paso, TX	93.1	August 1, 2021
Evansville, IN (#164)	WDKS(FM)	Newburgh, IN	106.1	August 1, 2020
	WGBF(AM)	Evansville, IN	1280	August 1, 2020
	WGBF-FM	Henderson, KY	103.1	August 1, 2020
	WJLT(FM)	Evansville, IN	105.3	August 1, 2020
	WKDQ(FM)	Henderson, KY	99.5	August 1, 2020
Faribault/Owatonna, MN (NR)	KDHL(AM)	Faribault, MN	920	April 1, 2021
	KQCL(FM)	Faribault, MN	95.9	April 1, 2021
	KRFO(AM)	Owatonna, MN	1390	April 1, 2021
	KRFO-FM	Owatonna, MN	104.9	April 1, 2021
Flint, MI (#137)	WCRZ(FM)	Flint, MI	107.9	October 1, 2020
	WFNT(AM)	Flint, MI	1470	October 1, 2020
	WLCO(AM)	Lapeer, MI	1530	October 1, 2020
	WQUS(FM)	Lapeer, MI	103.1	October 1, 2020
	WRCL(FM)	Frankenmuth, MI	93.7	October 1, 2020
	WWBN(FM)	Tuscola, MI	101.5	October 1, 2020
Ft. Collins-Greeley, CO (#111)	KKPL(FM)	Cheyenne, WY	99.9	October 1, 2021
	KMAX-FM	Wellington, CO	94.3	April 1, 2021
	KTRR(FM)	Loveland, CO	102.5	April 1, 2021
	KUAD-FM	Windsor, CO	99.1	April 1, 2021
Grand Junction, CO (#245)	KEKB(FM)	Fruita, CO	99.9	April 1, 2021
	KBKL(FM)	Grand Junction, CO	107.9	April 1, 2021
	KMXY(FM)	Grand Junction, CO	104.3	April 1, 2021
	KKNN(FM)	Delta, CO	95.1	April 1, 2021
	KEXO(AM)	Grand Junction, CO	1230	April 1, 2021
Grand Rapids, MI (#68)	WFGR(FM)	Grand Rapids, MI	98.7	October 1, 2020
	WGRD-FM	Grand Rapids, MI	97.9	October 1, 2020
	WLHT-FM	Grand Rapids, MI	95.7	October 1, 2020
	WNWZ(AM)	Grand Rapids, MI	1410	October 1, 2020
	WTRV(FM)	Walker, MI	100.5	October 1, 2020
	W285FO(FX)(3)	Grand Rapids, MI	104.9	October 1, 2020
Kalamazoo, MI (#186)	WKFR-FM	Battle Creek, MI	103.3	October 1, 2020
	WKMI(AM)	Kalamazoo, MI	1360	October 1, 2020
	WRKR(FM)	Portage, MI	107.7	October 1, 2020
	W273AR(FX)(3)	Paw Paw, MI	102.5	October 1, 2020
Killeen-Temple, TX (#140)	KSSM(FM)	Copperas Cove, TX	103.1	August 1, 2021
	KUSJ(FM)	Harker Heights, TX	105.5	August 1, 2021
	KLTD(FM)	Temple, TX	101.7	August 1, 2021
	KTEM(AM)	Temple, TX	1400	August 1, 2021
	KOOC(FM)	Belton, TX	106.3	August 1, 2021
Lafayette, LA (#108)	KPEL-FM	Breaux Bridge, LA	96.5	June 1, 2020
	KHXT(FM)	Erath, LA	107.9	June 1, 2020
	KMDL(FM)	Kaplan, LA	97.3	June 1, 2020
	KPEL(AM)	Lafayette, LA	1420	June 1, 2020
	KROF(AM)	Abbeville, LA	960	June 1, 2020
	KTDY(FM)	Lafayette, LA	99.9	June 1, 2020
Lake Charles, LA (#220)	KHLA(FM)	Jennings, LA	92.9	June 1, 2020
	KLCL(AM)	Lake Charles, LA	1470	June 1, 2020

	KJMH(FM)	Lake Arthur, LA	107.5	June 1, 2020
	KNGT(FM)	Lake Charles, LA	99.5	June 1, 2020
	KJEF(AM)	Jennings, LA	1290	June 1, 2020
	KTSR(FM)	De Quincy, LA	92.1	June 1, 2020
Lansing-East Lansing, MI (#128)	WFMK(FM)	East Lansing, MI	99.1	October 1, 2020
	WMMQ(FM)	East Lansing, MI	94.9	October 1, 2020
	WVFN(AM)	East Lansing, MI	730	October 1, 2020
	WITL-FM	Lansing, MI	100.7	October 1, 2020
	WJIM(AM)	Lansing, MI	1240	October 1, 2020
	WJIM-FM	Lansing, MI	97.5	October 1, 2020
Laramie, WY (NR)	KCGY(FM)	Laramie, WY	95.1	October 1, 2021
	KOWB(AM)	Laramie, WY	1290	October 1, 2021
Lawton, OK (NR)	KLAW(FM)	Lawton, OK	101.3	June 1, 2021
	KVRW(FM)	Lawton, OK	107.3	June 1, 2021
	KZCD(FM)	Lawton, OK	94.1	June 1, 2021
Lubbock, TX (#170)	KFMX-FM	Lubbock, TX	94.5	August 1, 2021
	KFYO(AM)	Lubbock, TX	790	August 1, 2021
	KKAM(AM)	Lubbock, TX	1340	August 1, 2021
	KKCL-FM	Lorenzo, TX	98.1	August 1, 2021
	KQBR(FM)	Lubbock, TX	99.5	August 1, 2021
	KZII-FM	Lubbock, TX	102.5	August 1, 2021
Lufkin-Nacogdoches, TX (NR)	KVLL-FM	Wells, TX	94.7	August 1, 2021
	KYKS(FM)	Lufkin, TX	105.1	August 1, 2021
	KAFX-FM	Diboll, TX	95.5	August 1, 2021
	KSFA(AM)	Nacogdoches, TX	860	August 1, 2021
	KTBQ(FM)	Nacogdoches, TX	107.7	August 1, 2021
Missoula, MT (NR)	KYSS-FM	Missoula, MT	94.9	April 1, 2021
	KGVO(AM)	Missoula, MT	1290	April 1, 2021
	KMPT(AM)	East Missoula, MT	930	April 1, 2021
	KBAZ(FM)	Hamilton, MT	96.3	April 1, 2021
	KLYQ(AM)	Hamilton, MT	1240	April 1, 2021
	KAMM-FM	Frenchtown, MT	101.5	April 1, 2021
	KENR(FM)	Superior, MT	107.5	April 1, 2021
	KENR-FM1(3)	Missoula, MT	107.5	April 1, 2021
	K252BM(FX)(3)	Seeley Lake, MT	98.3	April 1, 2021
	K252FP(FX) (3)	Missoula, MT	98.3	April 1, 2021
Monmouth-Ocean, NJ (#53)	WADB(AM)	Asbury Park, NJ	1310	June 1, 2022
	WCHR-FM	Manahawkin, NJ	105.7	June 1, 2022
	WJLK(FM)	Asbury Park, NJ	94.3	June 1, 2022
	WOBM(AM)	Lakewood Township, NJ	1160	June 1, 2022
	WOBM-FM	Toms River, NJ	92.7	June 1, 2022
New Bedford-Fall River, MA (#182)	WBSM(AM)	New Bedford, MA	1420	April 1, 2022
	WFHN(FM)	Fairhaven, MA	107.1	April 1, 2022
Odessa-Midland, TX (#164)	KBAT(FM)	Monahans, TX	99.9	August 1, 2021
	KODM(FM)	Odessa, TX	97.9	August 1, 2021
	KNFM(FM)	Midland, TX	92.3	August 1, 2021
	KZBT(FM)	Midland, TX	93.3	August 1, 2021
	KMND(AM)	Midland, TX	1510	August 1, 2021
Oneonta, NY (NR)	WBKT(FM)	Norwich, NY	95.3	June 1, 2022

	WCHN(AM)	Norwich, NY	970	June 1, 2022
	WDHI(FM)	Delhi, NY	100.3	June 1, 2022
	W232AS(FX)(3)	Oneonta, NY	94.3	June 1, 2022
	WDLA(AM)	Walton, NY	1270	June 1, 2022
	WDLA-FM	Walton, NY	92.1	June 1, 2022
	WDOS(AM)	Oneonta, NY	730	June 1, 2022
	WIYN(FM)	Deposit, NY	94.7	June 1, 2022
	WKXZ(FM)	Norwich, NY	93.9	June 1, 2022
	W232AT(FX)(3)	Norwich, NY	94.3	June 1, 2022
	W257BE(FX)(3)	Hamilton, NY	99.3	June 1, 2022
	WSRK(FM)	Oneonta, NY	103.9	June 1, 2022
	WTBD-FM	Delhi, NY	97.5	June 1, 2022
	WZOZ(FM)	Oneonta, NY	103.1	June 1, 2022
Owensboro, KY (NR)	WBKR(FM)	Owensboro, KY	92.5	August 1, 2020
	WOMI(AM)	Owensboro, KY	1490	August 1, 2020
	W256CF(FX)(3)	Owensboro, KY	99.1	August 1, 2020
Portland, ME (#95)	WBLM(FM)	Portland, ME	102.9	April 1, 2022
	WCYY(FM)	Biddeford, ME	94.3	April 1, 2022
	WHOM(FM)	Mount Washington, NH	94.9	April 1, 2022
	WJBQ(FM)	Portland, ME	97.9	April 1, 2022
Portsmouth-Dover-Rochester, NH (#123)	WSHK(FM)	Kittery, ME	105.3	April 1, 2022
	WOKQ(FM)	Dover, NH	97.5	April 1, 2022
	WSAK(FM)	Hampton, NH	102.1	April 1, 2022
	WPKQ(FM)	North Conway, NH	103.7	April 1, 2022
	W250AB(FX)(3)	Manchester, NH	97.9	April 1, 2022
Poughkeepsie, NY (#169)	WRRB(FM)	Arlington, NY	96.9	June 1, 2022
	WCZX(FM)	Hyde Park, NY	97.7	June 1, 2022
	WPDA(FM)	Jeffersonville, NY	106.1	June 1, 2022
	WKNY(AM)	Kingston, NY	1490	June 1, 2022
	WKXP(FM)	Kingston, NY	94.3	June 1, 2022
	WRRV(FM)	Middletown, NY	92.7	June 1, 2022
	WEOK(AM)	Poughkeepsie, NY	1390	June 1, 2022
	WPDH(FM)	Poughkeepsie, NY	101.5	June 1, 2022
	WZAD(FM)	Wurtsboro, NY	97.3	June 1, 2022
	W239AC(FX)(3)	Middletown, NY	95.7	June 1, 2022
Presque Isle, ME (NR)	WBPW(FM)	Presque Isle, ME	96.9	April 1, 2022
	WOZI(FM)	Presque Isle, ME	101.9	April 1, 2022
	WQHR(FM)	Presque Isle, ME	96.1	April 1, 2022
Quad Cities, IA-IL (#156)	KJOC(FM)	Bettendorf, IA	93.5	February 1, 2021
	KBOB(AM)	Davenport, IA	1170	February 1, 2021
	KIIK-FM	De Witt, IA	104.9	February 1, 2021
	WXLP(FM)	Moline, IL	96.9	December 1, 2020
	KBEA-FM	Muscatine, IA	99.7	February 1, 2021
Quincy, IL-Hannibal, MO (NR)	KHMO(AM)	Hannibal, MO	1070	February 1, 2021
	KICK-FM	Palmyra, MO	97.9	February 1, 2021
	KRRY(FM)	Canton, MO	100.9	February 1, 2021
	WLIQ(AM)	Quincy, IL	1530	December 1, 2020
Richland-Kennewick-Pasco, WA (#181)	KEYW(FM)	Pasco, WA	98.3	February 1, 2022
	KFLD(AM)	Pasco, WA	870	February 1, 2022

	KOLW(FM)	Basin City, WA	97.5	February 1, 2022
	KORD-FM	Richland, WA	102.7	February 1, 2022
	KXRX(FM)	Walla Walla, WA	97.1	February 1, 2022
Rochester, MN (#222)	KFIL-FM	Chatfield, MN	103.1	April 1, 2021
	KFIL(AM)	Preston, MN	1060	April 1, 2021
	KDCZ(FM)	Eyota, MN	103.9	April 1, 2021
	KOLM(AM)	Rochester, MN	1520	April 1, 2021
	KROC(AM)	Rochester, MN	1340	April 1, 2021
	KROC-FM	Rochester, MN	106.9	April 1, 2021
	KWWK(FM)	Rochester, MN	96.5	April 1, 2021
	KDZZ(FM)	St. Charles, MN	107.7	April 1, 2021
	KVGO(FM)	Spring Valley, MN	104.3	April 1, 2021
	KYBA(FM)	Stewartville, MN	105.3	April 1, 2021
	K285EL(FX)(3)	Rochester, MN	104.9	April 1, 2021
	K292EM(FX)(3)	Rochester, MN	106.3	April 1, 2021
Rockford, IL (#161)	WXXQ(FM)	Freeport, IL	98.5	December 1, 2020
	WKGL-FM	Loves Park, IL	96.7	December 1, 2020
	WROK(AM)	Rockford, IL	1440	December 1, 2020
	WZOK(FM)	Rockford, IL	97.5	December 1, 2020
San Angelo, TX (#262)	KELI(FM)	San Angelo, TX	98.7	August 1, 2021
	KGKL(AM)	San Angelo, TX	960	August 1, 2021
	KGKL-FM	San Angelo, TX	97.5	August 1, 2021
	KKCN(FM)	Ballinger, TX	103.1	August 1, 2021
	KKCN-FM1(3)	San Angelo, TX	103.1	August 1, 2021
	KNRX(FM)	Sterling City, TX	96.5	August 1, 2021
	KNRX-FM1(3)	San Angelo, TX	96.5	August 1, 2021
Sedalia, MO (NR)	KSDL(FM)	Sedalia, MO	92.3	February 1, 2021
	KSIS(AM)	Sedalia, MO	1050	February 1, 2021
	KXKX(FM)	Knob Noster, MO	105.7	February 1, 2021
Shelby, MT (NR)	KSEN(AM)	Shelby, MT	1150	April 1, 2021
	KZIN-FM	Shelby, MT	96.7	April 1, 2021
Shreveport, LA (#138)	KEEL(AM)	Shreveport, LA	710	June 1, 2020
	KXKS-FM	Shreveport, LA	93.7	June 1, 2020
	KRUF(FM)	Shreveport, LA	94.5	June 1, 2020
	KVKI-FM	Shreveport, LA	96.5	June 1, 2020
	KWKH(AM)	Shreveport, LA	1130	June 1, 2020
	KTUX(FM)	Carthage, TX	98.9	August 1, 2021
	K269GO(FX)(3)	Shreveport, LA	101.7	June 1, 2020
Sioux Falls, SD (189)	KXRB(AM)	Sioux Falls, SD	1000	April 1, 2021
	KKLS-FM	Sioux Falls, SD	104.7	April 1, 2021
	KIKN-FM	Salem, SD	100.5	April 1, 2021
	KSOO(AM)	Sioux Falls, SD	1140	April 1, 2021
	KMXC(FM)	Sioux Falls, SD	97.3	April 1, 2021
	KYBB(FM)	Canton, SD	102.7	April 1, 2021
	KDEZ(FM)	Brandon, SD	100.1	April 1, 2021
	KSOO-FM	Lennox, SD	99.1	April 1, 2021
St. Cloud, MN (NR)	KLZZ(FM)	Waite Park, MN	103.7	April 1, 2021
	KMXK(FM)	Cold Spring, MN	94.9	April 1, 2021
	KXSS(AM)	Waite Park, MN	1390	April 1, 2021

	KZRV(FM)	Sartell, MN	96.7	April 1, 2021
	WJON(AM)	St. Cloud, MN	1240	April 1, 2021
	WWJO(FM)	St. Cloud, MN	98.1	April 1, 2021
Texarkana, TX-AR (#253)	KKYR-FM	Texarkana, TX	102.5	August 1, 2021
	KOSY(AM)	Texarkana, AR	790	June 1, 2020
	KPWW(FM)	Hooks, TX	95.9	August 1, 2021
	KYGL(FM)	Texarkana, AR	106.3	June 1, 2020
	KMJI(FM)	Ashdown, AR	93.3	June 1, 2020
Trenton, NJ (#152)	WKXW(FM)	Trenton, NJ	101.5	June 1, 2022
Tuscaloosa, AL (#213)	WBEI(FM)	Reform, AL	101.7	April 1, 2020
	WFFN(FM)	Coaling, AL	95.3	April 1, 2020
	WNPT-FM	Marion, AL	102.9	April 1, 2020
	WTBC(AM)	Tuscaloosa, AL	1230	April 1, 2020
	WTSK(AM)	Tuscaloosa, AL	790	April 1, 2020
	WTUG-FM	Northport, AL	92.9	April 1, 2020
	W261BT(FX)(3)	Tuscaloosa, AL	100.1	April 1, 2020
	W265CG(FX)(3)	Tuscaloosa, AL	100.9	April 1, 2020
	W227DD(FX)(3)	Brent, AL	93.3	April 1, 2020
Twin Falls-Sun Valley, ID (#249)	KEZJ-FM	Twin Falls, ID	95.7	October 1, 2021
	KLIX(AM)	Twin Falls, ID	1310	October 1, 2021
	KLIX-FM	Twin Falls, ID	96.5	October 1, 2021
	KSNQ(FM)	Twin Falls, ID	98.3	October 1, 2021
Tyler-Longview, TX (#142)	KISX(FM)	Whitehouse, TX	107.3	August 1, 2021
	KNUE(FM)	Tyler, TX	101.5	August 1, 2021
	KTYL-FM	Tyler, TX	93.1	August 1, 2021
	KKTX-FM	Kilgore, TX	96.1	August 1, 2021
Utica/Rome, NY (#172)	WFRG-FM	Utica, NY	104.3	June 1, 2022
	WIBX(AM)	Utica, NY	950	June 1, 2022
	WLZW(FM)	Utica, NY	98.7	June 1, 2022
	WODZ-FM	Rome, NY	96.1	June 1, 2022
Victoria, TX (NR)	KIXS(FM)	Victoria, TX	107.9	August 1, 2021
	KLUB(FM)	Bloomington, TX	106.9	August 1, 2021
	KQVT(FM)	Victoria, TX	92.3	August 1, 2021
	KTXN-FM(2)(3)	Victoria, TX	98.7	August 1, 2021
Waterloo-Cedar Falls, IA (#239)	KOEL(AM)	Oelwein, IA	950	February 1, 2021
	KOEL-FM	Cedar Falls, IA	98.5	February 1, 2021
	KKHQ-FM	Oelwein, IA	92.3	February 1, 2021
	KCRR(FM)	Grundy Center, IA	97.7	February 1, 2021
Wichita Falls, TX (#250)	KBZS(FM)	Wichita Falls, TX	106.3	August 1, 2021
	KNIN-FM	Wichita Falls, TX	92.9	August 1, 2021
	KWFS(AM)	Wichita Falls, TX	1290	August 1, 2021
	KWFS-FM	Wichita Falls, TX	102.3	August 1, 2021
Yakima, WA (#197)	KATS(FM)	Yakima, WA	94.5	February 1, 2022
	KDBL(FM)	Toppenish, WA	92.9	February 1, 2022
	KFFM(FM)	Yakima, WA	107.3	February 1, 2022
	KIT(AM)	Yakima, WA	1280	February 1, 2022
	KMGW(FM)	Naches, WA	99.3	February 1, 2022
	KUTI(AM)	Yakima, WA	1460	February 1, 2022
	K232CV(FX)(3)	Ellensburg, WA	94.3	February 1, 2022

(1) Townsquare Media Cedar Rapids, LLC programs KRQN(FM) pursuant to a TBA.
(2) Townsquare Media Victoria, LLC programs KTXN-FM pursuant to an LMA.
(3) Our station count of 312 excludes the booster, LMA and TBA stations, as well as FM translators listed above. “(FX)” is used to identify FM translator stations. The “FM1” suffix after a call sign means the station is a booster station, rebroadcasting the programming of the station listed above it with the same four-letter call sign.
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
With respect to a partnership (or limited liability company), only the interest of a general partner (or managing member) is attributable if the entity’s organizational documents include certain terms. With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5.0% or more of the corporation’s voting stock (20.0% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other "passive investors" that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA or a Joint Sales Agreement ("JSA") also may result in an attributable interest. See "Local Marketing Agreements" and "Joint Sales Agreements."
The following interests generally are not attributable:

1.
debt instruments, non-voting stock, and options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; Non-voting equity and debt interests which, in the aggregate, constitute more than 33.0% of a radio station’s "enterprise value" (which consists of the total equity and debt capitalization) are considered attributable in certain circumstances;

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
In August 2016, as part of its periodic review of broadcast ownership rules required by the Communications Act, the FCC adopted a Second Report and Order (“Order”) addressing its multiple ownership rules. The Order retained the current newspaper/broadcast cross-ownership prohibition, including the ban on common ownership of newspapers and radio stations within the same market. The FCC also declined to eliminate its radio/television cross-ownership rule. These and other aspects of the Order are being challenged in federal court. In addition, several broadcast entities have filed petitions seeking to persuade the Commission to reconsider its actions. At this time, we cannot predict the outcome of these proceedings or whether they will have a material adverse effect on us.
Content and Operation
The Communications Act requires broadcasters to serve the "public interest." To satisfy that obligation, broadcasters are required by the Communications Laws to present content that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from audiences concerning a radio station’s content may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. FCC rules also require broadcasters to provide equal employment opportunities ("EEO") in the hiring of new personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their websites (if they have one), and maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee’s failure to abide by the EEO rules and also conducts random audits on broadcast licensees’ compliance with EEO rules. We have been the subject of several EEO audits. To date, none of those audits has disclosed any major violation that would have a material adverse effect on our operations. Radio stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent content, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation).
On May 31, 2007, the FCC proposed the adoption of certain rules and other measures to enhance the ability of radio stations to provide content responsive to the needs and interests of their respective communities. The measures proposed include the establishment of guidelines in FCC rules to evaluate the nature and quantity of non-entertainment content provided by the broadcaster, and the requirement that radio stations make their local public inspection files available over the internet. On January 28, 2016, the FCC adopted certain rules requiring radio stations to make their local public files available over the internet on a system hosted by the FCC. The requirements will be phased in over time, starting with stations in the top 50 Nielsen markets with five or more full-time employees. The rules will apply to other stations two years later, on March 1, 2018. Also on January 28, 2016, the FCC proposed adoption of certain rules to strengthen the Emergency Alert System ("EAS"). Most of our stations do not become subject to these rules until March 1, 2018. The proposals are intended to facilitate involvement on the state and local levels, support greater testing and awareness of the system, leverage technological advances, and enhance EAS security. We cannot predict at this time to what extent, if any, the FCC’s proposals will be adopted or the impact which adoption of any one or more of those proposals will have on our Company.
Local Marketing Agreements
A number of radio stations, including certain of our radio stations, have entered into Local Marketing Agreements ("LMAs") (also known as Time Brokerage Agreements). In a typical LMA, the licensee of a radio station makes available, for a fee, airtime on its radio station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the radio station and, in particular, its personnel, content and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the radio station receiving content from another station maintains ultimate responsibility for, and control over radio station operations and otherwise ensures compliance with the Communications Laws.
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
Antitrust and Market Concentration Considerations
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), by the Department of Justice ("DOJ") or the Federal Trade Commission ("FTC"), either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the radio stations to be acquired is above a certain threshold that increases periodically (presently $80.8 million as of March 10, 2017). Our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire additional radio stations in its existing markets or multiple radio stations in new markets and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain radio stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35.0% of local radio advertising revenue, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35.0% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35.0% share of radio advertising revenue in many of our markets.
The DOJ enforces the antitrust laws in the broadcasting industry and there can be no assurance that one or more of our pending or future acquisitions will not be the subject of an investigation or enforcement action by the DOJ. Similarly, there can be no assurance that the DOJ, the FTC or the FCC will not prohibit such acquisitions, require that they be restructured, or require that we divest radio stations we already own in connection with an acquisition. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition.
As part of its review of certain radio station acquisitions, the DOJ has stated publicly that it believes that commencement of operations under LMAs, JSAs and other similar agreements customarily entered into in connection with radio station ownership assignments and transfers prior to the expiration of the waiting period under the HSR Act could violate the HSR Act. Accordingly, our policy is not to commence operation under an LMA, a JSA, or similar agreement of any affected radio station to be acquired until the waiting period under the HSR Act has expired or been terminated.
Formation and Form of Organization
Townsquare Media, LLC, a Delaware limited liability company, was formed on February 26, 2010. In connection with our initial public offering, on July 25, 2014, Townsquare Media, LLC, converted to Townsquare Media, Inc., a Delaware corporation.

ITEM 1A. RISK FACTORS
An investment in Townsquare involves a variety of risks and uncertainties. The following are some of the more important factors that would affect our business, financial condition and results of operations.
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
In addition, a significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, financial services and retail industries. These industries, among others, have been adversely affected by prior downturns in the economy, and may be adversely affected by any future downturns in the economy, and a significant decrease in advertising revenue from advertisers in these industries in the future could have a material adverse effect on our business, financial condition and results of operations.
A decline in attendance at or reduction in the number of music concerts, multi-day music festivals, fairs, consumer expositions and trade shows, lifestyle events and other forms of entertainment may have an adverse effect on revenue and operating income from our live events business. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending and advertisers have reduced their advertising expenditures. Consumer discretionary spending is sensitive to many factors such as employment, fuel and energy prices, and general economic conditions, and as a result, the risks associated with our live events business may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at our live events. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorships and our ability to generate revenue from live events or grow our live events business.
We may lose audience ratings, market share and advertising revenue to competing radio stations or other types of media competitors.
We operate in a highly competitive industry. Our Local Marketing Solutions business competes for audiences and advertising market share with other radio stations and radio station groups, radio networks, other syndicated content and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, internet radio, the internet, outdoor advertising and hand-held programmable devices such as iPods and cellular phones. Any adverse change in a particular market or in the relative market positions of the radio stations located in a particular market, or any adverse change in audiences’ preferences could have a material adverse effect on our ratings or revenue. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future or offer syndicated content that competes with our content and these companies may be larger and have more financial resources than we do. In addition, from time to time, other radio stations may change their format or content, or a radio station may adopt a format to compete directly with us for audiences and advertisers. These tactics could result in lower ratings, lower market share and lower advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us.
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
Audience preferences as to format or content may also shift due to demographic changes, personnel or other content changes, a decline in broadcast listening trends or other reasons. We may not be able to adapt to these changes or trends, any of which could have a material adverse impact on our business, financial condition and results of operations.

We face intense competition in the live events industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.
The live events industry is highly competitive, and we may not be able to maintain or increase our current revenue due to such competition. The live events industry competes with other forms of music and non-music entertainment for consumers’ discretionary spending and within this industry we compete with other venues to win contracts and book talent, and, in the markets in which we promote music concerts and festivals, we face competition from other promoters and venue operators. Our competitors compete with us for key employees who have existing talent relationships and that have a history of being able to book talent for concerts and tours. Our competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential clients, talent and venues. Our competitors may develop services, advertising options or venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. In addition, although many live events formats are annual in nature, there is risk that they will reach the end of their product cycle lives as consumer tastes evolve and we will not be able to develop new events that cater to new consumer preferences. Finally, it is possible that new competitors may emerge and rapidly acquire significant market share.
Poor weather and personal injuries and accidents may adversely affect expenses and attendance at our live events, which could negatively impact our financial performance from period to period.
We produce, promote and/or ticket many live events. Weather conditions surrounding these events affect sales of tickets, concessions and merchandise, among other things, particularly at our outdoor live events. Poor weather conditions can have a material effect on our results of operations particularly because we produce, promote and/or ticket a finite number of events. Due to weather conditions, we may be required to reschedule an event to another available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as food, beverage, ride and merchandise sales. Poor weather can affect current periods as well as successive events in future periods, any of which could adversely affect our business, financial condition and results of operations.
There are inherent risks involved with producing live events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live events at any of our venues or festival sites that we own or rent, or involving any of our owned or rented equipment could also result in claims, reducing operating income or reducing attendance at our events, which could cause a decrease in our revenue. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or events or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.
Our business, financial condition and results of operations may be adversely affected if our broadcast rights contracts are not renewed on sufficiently favorable terms.
We sometimes enter into broadcast rights contracts in the ordinary course of business for both the acquisition and distribution of media content and products, including contracts for both the acquisition and distribution of content rights for sporting events and other programs, and contracts relating to content produced by third parties on our radio stations. If we are unable to renew these contracts, as they expire, on acceptable terms, we may lose these rights, the related content and the related revenue. Even if these contracts are renewed, the cost of obtaining content rights may increase (or increase at faster rates than in the past) or the revenue from distribution of content may be reduced (or increase at slower rates than in the past). The impact of broadcast rights contracts for the acquisition of content rights on our results over the terms of the contracts will depend on a number of factors beyond our control, including the strength of advertising markets, effectiveness of marketing efforts, the size of audiences, and the related contract expenses and costs. There can be no assurance that revenue from content based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the content.
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
We compete for creative and performing on-air talent with other radio stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, cable television, satellite television, the internet and satellite radio. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons. Any adverse changes in particular programs, formats or on-air talent could have a material adverse effect on our ratings and our ability to attract advertisers, which could negatively impact our business, financial condition or results of operations.
Our results are dependent on radio advertising revenue, which can vary from even to odd-numbered years based on the volatility and unpredictability of political advertising revenue.
Approximately 1.7%, 0.6% and 1.7% of our net revenue, pro forma for the Transactions, for the years ended December 31, 2014, 2015 and 2016, respectively, consisted of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years, has the potential to create fluctuations in our operating results on a year-to-year basis. For example, during 2014, we had political advertising revenue of $8.1 million, compared to $2.9 million in 2015 and $9.0 million in 2016. In addition, political advertising revenue is dependent on the level of political ad spend and competitiveness of elections within each local market.
Our business could be negatively impacted if our ability to hire and retain certain NAME employees through temporary worker programs, including the U.S. H-2B visa program or the Canadian Temporary Foreign Worker Program, are reduced or otherwise limited.
A significant portion of the employees that staff our NAME fairs is composed of foreign nationals whose ability to work for us depends on obtaining the necessary U.S. H-2B visas and Canadian work visas. The H-2B visa category in the U.S., and the Canadian Temporary Foreign Worker Program in Canada, allow employers in the U.S. and Canada, respectively, to hire foreign nationals to perform services on a temporary or seasonal basis, subject to certain qualifications. Our ability to hire and retain these foreign nationals and their ability to remain and work in the United States and Canada are affected by various laws and regulations, including limitations on the number of available H-2B visas and Canadian work visas and our ability to get available visas, which typically changes from one season to the next and could change significantly.   Changes in the laws or regulations affecting the availability, allocation and/or cost of H-2B visas or Canadian work visas, eligibility for H-2B visas or Canadian work visas, or otherwise affecting the admission or retention of foreign nationals for temporary or seasonal employment by U.S. or Canadian employers, or any increase in demand for H-2B visas or Canadian work visas relative to the limited supply of those visas, may adversely affect our ability to hire or retain foreign personnel for our NAME fairs and events and may, as a result, negatively affect our revenue and could have a material adverse effect on our business, financial condition and results of operations.
If fuel prices increase significantly, our results of operations could be adversely affected.
We are subject to risk with respect to purchases of fuel. Prices and availability of petroleum products are subject to political, economic and market factors that are generally outside our control. Political events, weather-related events and natural disasters, and current and future legislation (such as market-based (cap-and-trade) greenhouse gas emissions control mechanisms) may also cause the price of fuel to increase. Because certain of our operations, primarily our live events and logistics related thereto, are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition if we are unable to pass increased costs on to customers through price increases.
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
The ability to grow Townsquare Interactive depends in large part on maintaining and expanding our subscriber base. To do so, we must convince prospective subscribers of the benefits of our technology platform and existing subscribers of the continuing value of our products and services. The digital marketing solutions sector is highly competitive with many competitors in which our customers have many competing alternatives. We believe our solutions are well positioned to serve the SMBs in the small and mid-sized markets we focus upon. However, if our subscribers cancel their subscriptions with us, or if we are unable to attract new subscribers in numbers greater than the number of subscribers that we lose, our subscriber base will decrease and our business, financial condition and operating results will be adversely affected.
Our digital advertising network competes in a rapidly growing and evolving market. If our advertising solutions are not compelling or we falter on execution, we may be unable to attract new affiliates or existing clients may turn to alternative solutions.
Our success in the national digital advertising market is dependent on many factors outside of our control including the quality of content on our affiliates’ websites, the number of visitors they attract and their level of user engagement. The execution of our own business strategy, including the effectiveness of the advertising solutions we provide and the abilities of our national digital sales force, will also impact our level of success. We face a variety of competitors who have greater scale, market share and platforms that could hinder our ability to compete effectively. The success of our strategy will depend on our ability to convince new advertisers of the benefits of our advertising platform and existing clients of the continuing value of our solutions. Failure to deliver on those objectives could significantly affect our business operations and our ability to compete effectively.
Our national digital businesses are dependent on technology and technical and sales talent.
Future success and growth in our national digital business will depend upon our continued ability to develop and maintain technology and identify, hire, develop, motivate and retain highly skilled technical and sales talent. Competition for employees with these skill sets is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. We will also need to be able to balance the costs of recruiting and retaining these employees with profitable growth. If we are unable to do so, our business, financial condition or results of operations may be adversely affected.
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
Various new media technologies and services have been or are being developed or introduced, including:

•	satellite-delivered digital audio radio service, which has resulted in the introduction of subscriber-based satellite radio services with numerous niche formats;

•	audio content by cable systems, direct-broadcast satellite systems, personal communications systems, content available over the internet and other digital audio broadcast formats;

•	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

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
We cannot be certain that we will be able to successfully integrate any acquisitions or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire properties at valuations as favorable as those of previous acquisitions. Depending upon the nature, size and timing of potential future acquisitions, we may be required to raise additional financing in order to consummate additional acquisitions. Our debt agreements, as may be in place at any time, may not permit us to consummate an acquisition or access the necessary additional financing because of certain covenant restrictions. Furthermore, we cannot be certain that additional financing will be available to us or, if available, that financing would be on terms acceptable to our management team.

Due to various market and financial conditions, we may not be able to successfully complete future acquisitions or future dispositions of our radio stations.
We pursue strategic acquisitions when such acquisitions are strategic and financially additive and meet our overall business needs. We engage in strategic sales of our assets from time to time, as it makes financial sense to do so and meets our overall business needs. We have also been required by the FCC to divest radio stations, which radio stations are now held in trust pending sale. However, in light of the current financial and economic market conditions, both in the radio industry and in the overall U.S. economy, our consummation of future acquisitions or dispositions, even those required radio station divestitures, is uncertain and may be difficult.
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
Our live events business depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to perform at certain of our live events, any lack of availability of popular artists could limit our ability to generate revenue. In addition, our live events business typically plans and makes certain commitments to future events up to 18 months in advance of the event, and often agrees to pay an artist or other service providers or venues a fixed guaranteed deposit amount prior to our receiving any revenue as is standard in the live events industry. Therefore, if the public is not receptive to the event, or we or an artist cancel the event, we may incur a loss for the event depending on the amount of the fixed guaranteed or incurred costs relative to any revenue earned, as well as revenue we could have earned at the event. For certain events, we have cancellation insurance policies in place to cover a portion of our losses but this coverage may not be sufficient and is subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our live events, which would adversely affect our business, financial condition and results of operations.
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
The occurrence of extraordinary events, such as terrorist attacks, natural disasters, intentional or unintentional mass casualty incidents or similar events may substantially impact our operations in specific geographic areas, as well as nationally, and it may decrease the use of and demand for advertising, which may decrease our revenue or expose us to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. The occurrence of future terrorist attacks, military actions by the U.S., contagious disease outbreaks or other unforeseen similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies where we do business generally, specifically the market for advertising. In addition, an act of God or a natural disaster could adversely impact any one or more of the markets where we do business, thereby impacting our business, financial condition and results of operations.

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
We have a significant amount of indebtedness. As of December 31, 2016, we had $571.2 million of outstanding indebtedness, net of deferred financing costs of $8.0 million, with annual debt service requirements of approximately $31.1 million, excluding the impact of an excess cash flow payment on our outstanding Term Loans of $6.3 million in the first quarter of 2017. On an as reported basis, debt service for the year ended December 31, 2016 was $32.4 million, which represented 54.1% of cash flow from operating activities. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other significant effects on our business.
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
As of December 31, 2016, our FCC licenses and goodwill comprised approximately 72.1% of our consolidated total assets. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. The fair value measurements for both our goodwill and indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.
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
Our radio stations depend upon maintaining their broadcasting licenses issued by the FCC, which are currently issued for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, the FCC granted nearly all of the license renewal applications that were filed for our radio stations. However, we cannot be certain that our future license renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our business, financial condition and results of operations, result in material impairment and adversely affect our liquidity and financial condition. If any of our FCC licenses are not renewed, it could prevent us from operating the affected radio station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a radio station license while a renewal application for that radio station is pending. In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on our operations and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our business. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our business, financial condition and results of operations. For further details on federal regulation of radio broadcasting, see "Business—Federal Regulation of Radio Broadcasting."
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
Legislation has been introduced that would require radio broadcasters to pay royalties to record labels and performing artists for exhibition or use of the over the air broadcast of their recorded songs. Currently, we pay royalties to song composers and publishers through Broadcast Music, Inc., the American Society of Composers, Authors and Publishers, SESAC, Inc. and Global Music Rights, Inc. The proposed legislation would add an additional layer of royalties to be paid directly to the record labels and artists. It is currently unknown what proposed legislation, if any, will become law, and what significance this royalty would have on our business, financial condition and results of operations.
We are required to obtain prior federal approval for each station acquisition, which approvals may be subject to our compliance with certain conditions, possibly including asset divestitures, which may be material.
Acquisitions have been and may continue to be, a critical component of our overall strategy. The acquisition of a radio station requires the prior approval of the FCC and may require approvals by other governmental agencies, such as the DOJ or the FTC. To obtain that approval, a proposed acquirer is required to file a transfer of control or assignment of license application with the FCC. The Communications Act and FCC rules allow members of the public and other interested parties to file petitions to deny or other objections to the FCC with respect to the grant of any transfer or assignment application. The FCC could rely on those objections or its own initiative to deny a transfer or assignment application or to require changes in the transaction, including the divestiture of radio stations and other assets, as a condition to having the application granted. Although we do not currently expect such divestitures to be material to our financial position or results of operations, no assurances can be provided that we would not be required to divest additional radio stations in connection with obtaining such approval, or that any such required divestitures would not be material to our financial position or results of operations. The FCC could also change its existing rules and policies to reduce the number of radio stations that we would be permitted to acquire in some markets. For these and other reasons, there can be no assurance that the FCC will approve potential future acquisitions that we deem material to our business.
We may be adversely affected by the FCC’s actions with respect to Revitalization of AM Radio.
In October 2015, the FCC released a First Report and Order and Further Notice of Proposed Rulemaking titled "Revitalization of AM Radio Service," enacting several modifications to its technical rules for AM radio stations. Included in the order is the elimination of a rule which requires certain AM stations to reduce nighttime interference when seeking to modify their facilities. Also included is a relaxation of the FCC’s requirements for AM stations to provide their communities of license with a specific level of signal coverage, with the intended purpose of permitting AM stations to change the locations of their transmitting facilities. As a result of these rule changes, it is possible that some of our stations may experience increased nighttime interference from other stations in connection with facility modifications. It is also possible that stations owned by others and not serving our markets could move into our markets and become new competitors. Another aspect of the FCC’s revitalization order is exclusive AM filing windows in 2016 to allow AM stations to move an FM translator up to 250 miles to rebroadcast that AM station’s signal, and windows in 2017 exclusively for AM stations to apply for a new FM translator construction permit.  The first of these windows, for moving FM translators that will rebroadcast lower-power Class C and D AM stations, opened on January 29, 2016 and closed on July 28, 2016.  A second window for moving FM translators rebroadcasting any class of AM station, opened on July 29, 2016 and closed on October 31, 2016.  Although these windows may have the effect of increasing competition from other radio stations in our markets, we cannot predict at this time to what extent, if any, the impact of the FCC's new rules will have on our Company.

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
We are an "emerging growth company," as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote of stockholders on executive compensation and stockholder approval of any golden parachute payments not previously approved. Some investors may find our securities less attractive because we may rely on these exemptions. The result may be a less active trading market for our securities and our security prices may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we irrevocably chose to "opt out" of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.
We will remain an "emerging growth company" until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering in July 2014, (ii) the last day of the first fiscal year in which our annual gross revenue exceed $1 billion, (iii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur on the last day of the fiscal year when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.
We are classified as a "controlled company" and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements of the NYSE. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Certain funds managed by Oaktree continue to control a majority of the voting power of our common stock. As a result, we are a "controlled company" within the meaning of the applicable stock exchange corporate governance standards. Under the rules of the New York Stock Exchange ("NYSE"), a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain stock exchange corporate governance requirements, including:

•	the requirement that the board of directors have a majority of independent directors;

•	the requirement that nominating and corporate governance matters be decided solely by independent directors; and

•	the requirement that employee and officer compensation matters be decided solely by independent directors.
We intend to continue to utilize these exemptions. As a result, we may not have a majority of independent directors and our nominating and corporate governance and compensation functions may not be decided solely by independent directors. Accordingly, you would not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
The public market for our Class A Common Stock may be volatile.
We cannot assure you that the market price of our Class A common stock will not fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under "Risks Related to Our Business" and the following:

•
changes in financial estimates by any securities analysts who follow our Class A common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;

•	downgrades by any securities analysts who follow our Class A common stock;

•	future sales of our common stock;

•	market conditions or trends in our industry or the economy as a whole and, in particular, in the advertising sales environment;

•	investors’ perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

•	changes in key personnel.
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
Certain funds managed by Oaktree beneficially own approximately 1.6 million shares of our Class A common stock, 2.2 million shares of our Class B common stock and approximately 8.8 million shares of our Class A common stock underlying warrants, which together represent approximately 52.6% of the voting power of our common stock. Pursuant to a Stockholders’ Agreement entered into by and between Oaktree, FiveWire Media Ventures LLC ("FiveWire") (an entity formed for the purpose of investing in the Company by certain members of management, including Steven Price, Stuart Rosenstein, Dhruv Prasad and certain other individuals (together, the "FiveWire Holders")) and the FiveWire Holders (the "Stockholders' Agreement"), Oaktree controls approximately 72.6% of the voting power on matters presented to our stockholders. As a result of its ownership, Oaktree, so long as it holds a majority of the voting power on matters presented to our stockholders, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Pursuant to the Stockholders’ Agreement, each FiveWire Holder granted to Oaktree an irrevocable proxy to vote their shares of Class B common stock, which shall remain in effect for so long as Oaktree beneficially owns at least 50% of the number of shares of common stock held immediately following our initial public offering. In addition, pursuant to the Stockholders’ Agreement, until Oaktree ceases to beneficially own at least 33.3% of the number of shares of common stock held immediately following our initial public offering, Oaktree has the right to designate three directors to our board of directors, each of whom will have, until Oaktree ceases to beneficially own at least 70.0% of the number of shares of common stock held immediately following our initial public offering, two votes on each matter. Matters over which Oaktree, directly or indirectly, exercises control include:

•	the election of our board of directors and the appointment and removal of our officers;

•	mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;

•	other acquisitions or dispositions of businesses or assets;

•	incurrence of indebtedness, the issuance of equity securities, and the declaration of dividends;

•	repurchase of stock and payment of dividends; and

•	the issuance of shares to management under our equity incentive plans.
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of March 10, 2017 we have 13,783,725 shares of Class A common stock outstanding, outstanding warrants to purchase 8,977,676 shares of Class A common stock, 3,022,484 shares of Class B common stock outstanding and 1,636,341 shares of Class C common stock outstanding. The shares of Class A common stock are freely tradable without restriction under the Securities Act, except for any shares of our Class A common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.
Holders of approximately 18.8 million shares of our Class A common stock (including shares underlying outstanding warrants and assuming the conversion of all shares of Class B and Class C common stock into shares of Class A common stock, each on a one-for-one basis) have the right to require us to register the sales of their shares under the Securities Act, under the terms of registration agreements between us and the holders of these securities.
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
We are not required to comply with Section 404(b) of the Sarbanes-Oxley Act for the annual reporting period ended December 31, 2016, and therefore our auditors are not required to make a formal assessment of the effectiveness of our internal controls for that purpose. Being a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to accurately report our financial results, fail to meet our reporting obligations on a timely basis, result in material misstatements in our Consolidated Financial Statements and harm our operating results. Testing and maintaining internal controls may also divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act or, if applicable, our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or, if applicable, our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our stock.

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
Because we do not pay cash dividends, you may not receive any return on investment unless you are able to sell your Class A common stock for a price greater than your purchase price.
The continued operation and expansion of our business requires funding. Accordingly, we do not currently pay, any cash dividends on shares of our Class A common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing our indebtedness, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Accordingly, if you purchase shares, realization of a gain on your investment will depend on the appreciation of the price of our Class A common stock, which may never occur. Investors seeking cash dividends should not purchase our common stock.
We are a holding company and rely on dividends, distributions and other payments, advances and transfers of funds from our subsidiaries to meet our obligations.
We are a holding company that does not conduct any business operations of its own. As a result, we are largely dependent upon cash dividends and distributions and other transfers from our subsidiaries to meet our obligations. The deterioration of income from, or other available assets of, our subsidiaries for any reason could limit or impair their ability to pay dividends or other distributions to us.
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
Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties
The types of properties required to support our business include offices, radio station studios as well as transmitter and tower sites. In each of our Local Marketing Solutions markets our radio station studios and offices are generally co-located. Transmitter and tower sites are also generally co-located. The location of our towers is generally chosen so as to provide optimal signal coverage, within the confines of FCC broadcast rules.
As of December 31, 2016, we owned 47 facilities containing broadcast studios and 282 towers in our 66 Local Marketing Solutions markets. Where we do not own studios or towers, we lease these facilities. In addition, we lease various office facilities across the U.S. for our corporate, digital marketing solutions, e-commerce and national digital asset operations, including spaces in Greenwich, Connecticut and White Plains, New York for our principal corporate offices. We also lease venues to host our live events from time to time.
We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment, certain live event production equipment and general office equipment. Where we do not own necessary equipment, we lease that equipment. In some cases, we lease the equipment in addition to our owned equipment.
No single property is material to our operations. We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our operations. We continuously evaluate how to optimize our capital allocation as it relates to our properties.
Item 3. Legal Proceedings
In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our Class A common stock, par value $0.01 per share, commenced trading under the symbol "TSQ" on the NYSE on July 24, 2014. Prior to that date, there was no public trading market for our Class A common stock. There is no established public trading market for our Class B common stock or our Class C common stock. The initial public offering price for our Class A common stock was $11.00 per share. The following table sets forth, for the periods indicated, the high and low sales price per share of our Class A common stock as reported on the NYSE.

	High	Low
2015:
First quarter	$14.35	$11.91
Second quarter	$14.34	$12.13
Third quarter	$14.13	$8.60
Fourth quarter	$12.05	$9.60

2016:
First quarter	$11.95	$8.64
Second quarter	$11.25	$7.30
Third quarter	$9.84	$7.65
Fourth quarter	$10.62	$8.12
Holders
On March 10, 2017 the Company had 197 Class A common stockholders, 8 Class B common stockholders and 2 Class C common stockholders.
Dividend Policy
As of December 31, 2016, we do not pay any cash dividends. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant. Additionally, our ability to pay dividends on our Class A common stock will be limited by restrictions on the ability of our subsidiaries and us to pay dividends or make distributions under the terms of current and any future agreements governing our indebtedness.
In addition, since we are a holding company, substantially all of the assets shown on our Consolidated Balance Sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends largely depend upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us.

Securities Authorized for Issuance Under Equity Compensation Plan
The following table summarizes information, as of December 31, 2016, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	8,653,712	$9.51	3,353,452
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	8,653,712	$9.51	3,353,452

Recent Sale of Unregistered Securities
On January 31, 2017, the Company issued 48,035 shares of Class A common stock as a portion of the consideration in its acquisition of an interest in a joint venture.
Issuer Purchase of Equity Securities
None.

Performance Graph
Our common stock began trading on the NYSE under the symbol "TSQ" on July 24, 2014. Prior to that time, there was no public market for our common stock.
The following graph compares total shareholder returns for the period July 24, 2014 (the date our Class A common stock commenced trading on the New York Stock Exchange) through December 31, 2016, to the Standard & Poor’s 500 Stock Index ("S&P 500"), the Russell 2000 Index ("Russell 2000") and an index ("Radio Index") comprised of radio broadcast and media companies (see note (1) below). The price of the Company’s Class A common stock on July 24, 2014 at its initial public offering (on which the graph is based) was $11.00. The past shareholder return shown on the following graph is not necessarily indicative of future performance.

Comparison of Cumulative Total Return

	July 24, 2014	December 31, 2015	December 31, 2016
Townsquare	100.00	113.90	99.14
S&P 500	100.00	103.32	113.17
Russell 2000	100.00	99.23	118.56
Radio Index(1)	100.00	33.13	43.88
(1) The Radio Index consists of the following companies: Cumulus Media Inc., Beasley Broadcast Group, Inc., iHeartmedia, Inc. (formerly Clear Channel Holdings, Inc.), Emmis Communications Corporation, Entercom Communications Corp., Radio One, Inc. and Saga Communications, Inc.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial information for the five years ended December 31, 2016. The selected historical financial data for the years ended December 31, 2014, 2015 and 2016 and as of December 31, 2015 and 2016 have been derived from our audited Consolidated Financial Statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data for the years ended December 31, 2012 and 2013 and as of December 31, 2012, 2013 and 2014 have been derived from our audited Consolidated Financial Statements not included in this Annual Report on Form 10-K.

The following selected historical financial information should be read in conjunction with the sections titled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2012	2013	2014	2015	2016
(in thousands, except share and per share data)
Net revenue	$222,736	$268,578	$373,892	$441,222	$516,866
Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	154,566	187,148	253,440	317,789	384,711
Depreciation and amortization	14,824	15,189	16,878	17,577	23,976
Corporate expenses	16,287	19,190	24,996	25,458	25,370
Stock-based compensation (1)	—	—	37,739	4,278	4,253
Transaction costs	1,782	2,001	217	1,739	844
Change in fair value of contingent consideration	—	(1,100)	—	—	—
Impairment of FCC licenses	—	—	—	1,680	—
Net loss (gain) on sale of assets	123	(36)	90	(12,029)	282
Total operating costs and expenses	187,582	222,392	333,360	356,492	439,436
Operating income	35,154	46,186	40,532	84,730	77,430

Other expense (income):
Interest expense, net	28,291	35,620	46,502	35,979	34,072
Impairment on investment	—	—	—	—	4,236
Cancellation and (repurchase) of debt	—	—	—	30,305	(546)
Other expense (income), net	123	115	111	276	(665)
Income (loss) before income taxes	6,740	10,451	(6,081)	18,170	40,333
Provision for income taxes	340	340	10,872	7,924	17,040
Net income (loss)	$6,400	$10,111	$(16,953)	$10,246	$23,293
Net income (loss) per share:
Basic	*	*	$(1.41)	$0.58	$1.28
Diluted	*	*	$(1.41)	$0.37	$0.85
Pro forma C Corporation data (unaudited)
Historical income (loss) before income taxes	$6,740	$10,451	$(6,081)	*	*
Pro forma income tax expense (benefit)	2,656	4,118	(2,396)	*	*
Pro forma net income (loss)	$4,084	$6,333	$(3,685)	*	*
Pro forma net income (loss) per share:
Basic	$0.57	$0.84	$(0.31)	*	*
Diluted	$0.25	$0.37	$(0.31)	*	*

Weighted average shares outstanding:	Pro Forma	Pro Forma	Pro Forma	Actual	Actual
Basic	7,132	7,569	12,013	17,537	18,255
Diluted	16,253	17,078	12,013	27,724	27,313

	Years Ended December 31,
(in thousands, except share and per share data)	2012	2013	2014	2015	2016
Selected Balance Sheet Data (at end of period):
Cash	$22,305	$45,467	$24,462	$33,298	$51,540
Working capital	31,440	58,486	39,106	41,123	57,476
Total assets	610,121	939,203	937,312	1,060,711	1,080,705
Total debt, including current maturities	367,447	653,472	530,040	588,828	571,216
Stockholders' and Members' equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized, 9,457,242, 9,946,354 and 13,735,690 shares issued and outstanding at December 31, 2014, 2015 and 2016	*	*	95	100	137
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized, 3,022,484 shares issued and outstanding at December 31, 2014, 2015 and 2016	*	*	30	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized, 4,894,480, 4,894,480 and 1,636,341 shares issued and outstanding at December 31, 2014, 2015 and 2016	*	*	49	49	17
Additional paid-in capital	—	—	351,984	361,186	365,434
Retained earnings (deficit)	207,896	234,039	(8,439)	1,391	24,450
Accumulated other comprehensive income (loss)	—	—	—	44	(722)
Non-controlling interest	442	492	443	640	705

* Does not apply to the period indicated.
(1) In connection with the 2014 conversion from a limited liability company to a Delaware corporation, the Company recorded a one-time charge for share-based compensation of $37.6 million. Refer to Note 8 of the Notes to Consolidated Financial Statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis ("MD&A") is intended to provide the reader with an overall understanding of our financial condition, results of operations, cash flows and sources and uses of cash. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. In addition, we also provide a discussion of accounting policies that require critical judgments and estimates. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements and our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, including those set forth in the sections entitled "Risk Factors" and "Forward-Looking Statements" and elsewhere in this Annual Report on Form 10-K.
We use the term "Transactions" to refer to all material acquisitions and divestitures that were completed from January 1, 2014 to December 31, 2016. The Transactions include, but are not limited to, the acquisition of NAME and the Tower Sale, which closed on September 1, 2015 and the acquisition of WE Fest, which closed on October 31, 2014. The Transactions are described in more detail in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We use the term "pro forma" in this section to refer to results that include the Transactions as if they had been completed on January 1, 2014.
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
Our discussion is presented on both a consolidated and segment basis. We have two reportable segments, Local Marketing Solutions, which provides broadcast and digital products and solutions to advertisers and businesses within our local markets, and Entertainment, which provides live event experiences and music and lifestyle content directly to consumers, and promotion, advertising and product activations to local and national advertisers. Prior to the second quarter of 2016, we reported our results in two reportable segments, Local Advertising and Live Events, and reported the remainder of our business in our Other Media and Entertainment category. The prior Local Advertising segment, together with our digital marketing and e-commerce solutions, which were previously part of the Other Media and Entertainment category, are now reported within Local Marketing Solutions.  The prior Live Events segment, together with our national digital assets which were previously part of the Other Media and Entertainment category, are now reported within Entertainment.  We redefined our reportable segments to more closely align with how our businesses have evolved over time, allocating our locally-focused products and services to our Local Marketing Solutions segment and our events and related production products and services to the Entertainment segment. This reflects how management currently reviews our performance and assesses the allocation of resources. The new segment presentation has been applied retrospectively to our segment financial information but did not impact our Consolidated Financial Statements.
Local Marketing Solutions
Our Local Marketing Solutions segment is composed of 312 owned and operated radio stations and over 325 owned and operated local websites serving 66 small and mid-sized markets, a digital marketing solutions offering and an e-commerce offering. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities.
Our primary source of Local Marketing Solutions net revenue is the sale of advertising on our radio stations, local companion websites, radio stations’ online streams and mobile applications. Our sales of advertisements are primarily affected by the demand for advertising from local, regional and national advertisers and the advertising rates we charge. Advertising demand and rates are based primarily on our ability to attract audiences to our various products in the demographic groups targeted by advertisers, as measured principally by various services on a periodic basis. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations and websites helps to insulate our radio stations and websites from the effects of changes in musical tastes of the public with respect to any particular format. We believe that the sale of our online and mobile advertisements, which currently have rates per advertisement that are less than those of terrestrial radio advertisements, has not negatively impacted our terrestrial radio advertising net revenue. Should a significant and sudden shift in demand for these products toward online and mobile occur, there could be a material adverse impact on our financial condition and results of operations if we are unable to increase rates accordingly. However, we believe that as a result of our strong brands and quality online and mobile offerings we are well positioned to increase rates as demand increases for these products.
Within our Local Marketing Solutions segment we offer digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our digital marketing solutions, offered under the brand name Townsquare Interactive, include traditional and mobile-enabled website development and hosting services, search engine and online directory optimization services, online reputation management and social media management.
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
Our Local Marketing Solutions contracts are generally short-term. In the media industry, companies, including us, sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash. Barter revenue was $13.1 million, $16.4 million and $24.4 million for the years ended December 31, 2014, 2015 and 2016, respectively. Barter expense was $12.0 million, $14.2 million and $14.7 million for the years ended December 31, 2014, 2015 and 2016, respectively.
Other sources of revenue within our Local Marketing Solutions segment include tower and other miscellaneous revenue. We generate revenue from leasing space on our own tower facilities to communications companies and local authorities, as well as from other miscellaneous revenue sources. As a result of the September 1, 2015 sale of 43 towers (see Note 5 of the Notes to the Consolidated Financial Statements), tower lease revenue is no longer a significant contributor to other revenue.
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
Certain expenses in our Entertainment segment are variable, including sales commissions, certain costs related to production and certain revenue sharing agreements with partners. A portion of our revenue and expenses related to our NAME operations are denominated in Canadian dollars and expose us to translational foreign currency risk. We have not historically hedged our exposure to this risk.
Seasonality
Our net revenue varies throughout the year. We expect our first calendar quarter to produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters generally to produce the highest net revenue for the year. In addition to advertising revenue seasonality, our Live Events net revenue exhibits seasonality resulting in the third quarter being the highest revenue period, followed by the second, then fourth, then first quarter. Large drivers of this seasonality are our summertime multi-day music festivals, and NAME's revenue, which is concentrated in the third quarter. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.

Macroeconomic Indicators
Our advertising revenue for our businesses is highly correlated to changes in gross domestic product ("GDP") as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of February 28, 2017, U.S. GDP growth for the year ended December 31, 2016 was 1.6%.
LLC Conversion and Initial Public Offering
On July 25, 2014, Townsquare Media, LLC converted into a Delaware corporation (the "LLC Conversion"), and was renamed Townsquare Media, Inc.
In the LLC Conversion, each unit and warrant to purchase units of Townsquare Media, LLC was exchanged for a number of shares of Class A, Class B or Class C common stock of Townsquare Media Inc. and warrants to purchase shares of Class A common stock of Townsquare Media, Inc. The conversion was structured so as to retain the relative equity interests of each of the respective equity holders of Townsquare Media, LLC in Townsquare Media, Inc. As a result of these exchanges, a one-time charge for share-based compensation of $37.6 million was recorded in 2014 operating results ($24.9 million after the related tax benefit).
On July 24, 2014, our shares began trading on the NYSE in connection with our initial public offering ("IPO"). Our shares are traded under the symbol "TSQ." The IPO consisted of a total of 8,923,333 shares of common stock (including the subsequent exercise of an underwriters' option to purchase additional shares), at an offering price of $11.00 per share. We received total proceeds from the offering, net of underwriting discounts and commissions, of $88.1 million.
See to Note 8 of the Notes to Consolidated Financial Statements for additional information.
Emerging Growth Company
The Company is an "emerging growth company," as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act to hold a non-binding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

Executive Summary
The key developments in our business for the year ended December 31, 2016 as compared to 2015 are summarized below:

▪	Consolidated net revenue for 2016 increased $75.6 million, or 17.1%. Organic growth accounts for $12.5 million of this increase, with $63.1 million relating to the acquisition of NAME.

▪	Local Marketing Solutions net revenue increased $15.5 million, or 4.8%.

▪	Entertainment net revenue increased $60.1 million, or 52.5%.

▪
Pro forma consolidated net revenue increased $14.9 million, or 3.0%. Excluding the impact of political advertising revenue in 2016, an election year, pro forma net revenue increased $8.8 million, or 1.8%.

▪
Pro forma Local Marketing Solutions net revenue increased $16.5 million, or 5.1%. Excluding the impact of political advertising revenue in 2016, an election year, pro forma Local Marketing Solutions net revenue increased $10.4 million or 3.2%.

▪	Pro forma Entertainment net revenue decreased $1.6 million, or 0.9%. On a constant currency basis, pro forma Entertainment net revenue decreased $1.4 million, or 0.8%.

Consolidated Results of Operations
Year Ended December 31, 2015 compared to Year Ended December 31, 2016
The following table summarizes our historical consolidated results of operations:

	Year Ended December 31,
($ in thousands)	2015	2016	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$326,646	$342,191	$15,545	4.8%
Entertainment net revenue	114,576	174,675	60,099	52.5%
Net revenue	441,222	516,866	75,644	17.1%
Operating Costs and Expenses:
Local Marketing Solutions direct operating expenses	212,110	223,286	11,176	5.3%
Entertainment direct operating expenses	105,679	161,425	55,746	52.8%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	317,789	384,711	66,922	21.1%
Depreciation and amortization	17,577	23,976	6,399	36.4%
Corporate expenses	25,458	25,370	(88)	(0.3)%
Stock-based compensation	4,278	4,253	(25)	(0.6)%
Transaction costs	1,739	844	(895)	(51.5)%
Impairment charge, FCC licenses	1,680	—	(1,680)	**
Net (gain) loss on sale of assets	(12,029)	282	12,311	**
Total operating costs and expenses	356,492	439,436	82,944	23.3%
Operating income	84,730	77,430	(7,300)	(8.6)%
Other expense (income):
Interest expense, net	35,979	34,072	(1,907)	(5.3)%
Impairment on investment	—	4,236	4,236	**
Cancellation and (repurchase) of debt	30,305	(546)	(30,851)	**
Other expense (income), net	276	(665)	(941)	**
Total other expense	66,560	37,097	(29,463)	(44.3)%
Income before income taxes	18,170	40,333	22,163	122.0%
Provision for income taxes	7,924	17,040	9,116	115.0%
Net income	$10,246	$23,293	$13,047	127.3%
**Percent change not meaningful.
Net Revenue
Net revenue for the year ended December 31, 2016 increased by $75.6 million, or 17.1%, as compared to 2015. The increase was driven by increases in Local Marketing Solutions net revenue of $15.5 million and Entertainment net revenue of $60.1 million.
Local Marketing Solutions net revenue for the year ended December 31, 2016 increased $15.5 million or 4.8%, as compared to 2015. The increase was driven by an increase in political net revenue of $6.1 million and non-political net revenue of $9.4 million.

Entertainment net revenue for the year ended December 31, 2016 increased $60.1 million or 52.5%, as compared to 2015. The increase was driven by $63.1 million of growth from the acquisition of NAME on September 1, 2015, including its subsequent performance from the date of acquisition, offset by a decrease of $3.0 million from our existing business.
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2016 increased by $66.9 million, or 21.1%, as compared to 2015. The increase was driven by increases in Local Marketing Solutions direct operating expenses of $11.2 million and Entertainment direct operating expenses of $55.7 million.
Local Marketing Solutions direct operating expenses for the year ended December 31, 2016 increased $11.2 million, or 5.3%, as compared to 2015. The increase was primarily a result of (i) higher costs in headcount-related expenses including salaries and benefits, to support the growth of our digital marketing solutions offering and (ii) increases in costs associated with a new product which launched in the second half of 2015.
Entertainment direct operating expenses for the year ended December 31, 2016 increased $55.7 million, or 52.8%, as compared to 2015. The increase in Entertainment direct operating expenses was primarily related to NAME, which we acquired on September 1, 2015.
Depreciation and Amortization
Depreciation and amortization expense for the year ended December 31, 2016 increased $6.4 million, or 36.4%, as compared to 2015 primarily related to depreciation on property and equipment acquired through the acquisition of NAME and amortization of capitalized software development costs.
Corporate Expenses
Corporate expense was approximately flat for the year ended December 31, 2016 as compared to 2015.
Stock-based Compensation
Stock-based compensation expense was approximately flat for the year ended December 31, 2016 as compared to 2015. The stock-based compensation expense in 2016 was related to (i) the grant of stock options in the first quarter that vest over a period of four years and (ii) a one-time $3.4 million stock option repricing expense in the fourth quarter. The stock-based compensation expense in 2015 was related to a stock option grant that provided for immediate vesting.
Transaction Costs
Transaction costs for the year ended December 31, 2016 were $0.8 million as compared to $1.7 million in 2015. The fluctuation in transaction costs primarily relates to costs associated with the NAME acquisition, which closed on September 1, 2015.
Impairment Charge, FCC Licenses
Based on the results of the Company’s 2015 annual impairment evaluations, the Company recorded impairment charges aggregating $1.7 million pertaining to FCC licenses in our Quad Cities and Grand Junction markets in the year ended December 31, 2015. No such impairment was recorded in 2016.
Net (Gain) Loss on Sale of Assets
Net (gain) loss on sale of assets for the year ended December 31, 2016, increased $12.3 million, as compared to 2015. The net gain in 2015 primarily resulted from the Tower Sale. The net loss in 2016 was primarily composed of a $1.0 million loss on the sale of certain live events, which was partially offset by a $0.8 million gain from earn-out payments related to the Tower Sale.
Impairment on Investment
During the year ended December 31, 2016, there was objective evidence to indicate certain events have adversely impacted estimated future cash flows for one of our investments and as a result we recorded a $4.2 million impairment charge for the year ended December 31, 2016. No such impairment was recorded in 2015.

Other Expense (Income)
Interest expense, net is the major recurring component of other expense (income). Interest expense, net decreased $1.9 million, or 5.3%, in the year ended December 31, 2016 as compared to 2015, primarily due to the refinancing of our outstanding indebtedness at more favorable rates on April 1, 2015, and the repayment of debt in 2016.
On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and entered into a Senior Secured Credit Facility, including a seven year, $275.0 million term loan facility (the "Term Loans") and a five year, $50.0 million revolving credit facility (the "Revolver" and together with the Term Loans, the "Senior Secured Credit Facility"). The proceeds from the 2023 Notes and Term Loans were used to repay substantially all of our previous long-term borrowings. We recognized a $30.0 million net loss on debt extinguishment in connection with these repayments. See "Liquidity and Capital Resources" for information on the recent repricing of our Senior Secured Credit Facility.
The following table illustrates the components of our interest expense, net for the periods indicated.

	Year Ended December 31,
(in thousands)	2015	2016
Unsecured Senior Notes	$23,447	$18,836
Term Loans	10,757	13,238
Capital loans and other	55	42
Loan origination cost	1,720	1,956
Interest expense, net	$35,979	$34,072
Provision for income taxes
The income tax provision for the year ended December 31, 2016 was $17.0 million at an effective tax rate of approximately 42.2% compared to $7.9 million at an effective tax rate of approximately 43.6% for the year ended December 31, 2015. Our effective tax rate may vary significantly from year to year, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the year ended December 31, 2016 primarily relates to state, local and foreign income taxes.

Year Ended December 31, 2014 compared to Year Ended December 31, 2015
The following table summarizes our historical consolidated results of operations:

	Year Ended December 31,
($ in thousands)	2014	2015	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$318,658	$326,646	$7,988	2.5%
Entertainment net revenue	55,234	114,576	59,342	107.4%
Net revenue	373,892	441,222	67,330	18.0%
Operating Costs and Expenses:
Local Marketing Solutions direct operating expenses	202,789	212,110	9,321	4.6%
Entertainment direct operating expenses	50,651	105,679	55,028	108.6%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	253,440	317,789	64,349	25.4%
Depreciation and amortization	16,878	17,577	699	4.1%
Corporate expenses	24,996	25,458	462	1.8%
Stock-based compensation	37,739	4,278	(33,461)	**
Transaction costs	217	1,739	1,522	701.4%
Impairment charge, FCC licenses	—	1,680	1,680	**
Net loss (gain) on sale of assets	90	(12,029)	(12,119)	**
Total operating costs and expenses	333,360	356,492	23,132	6.9%
Operating income	40,532	84,730	44,198	109.0%
Other expense:
Interest expense, net	46,502	35,979	(10,523)	(22.6)%
Cancellation of debt	—	30,305	30,305	**
Other expense, net	111	276	165	148.6%
Total other expense	46,613	66,560	19,947	42.8%
(Loss) income before income taxes	(6,081)	18,170	24,251	398.8%
Provision for income taxes	10,872	7,924	(2,948)	(27.1)%
Net (loss) income	$(16,953)	$10,246	$27,199	**
**Percent change not meaningful.
Net Revenue
Net revenue for the year ended December 31, 2015 increased $67.3 million, or 18.0%, as compared to 2014. This was primarily due to an increase in Entertainment net revenue of $59.3 million, or 107.4%. The increase in Entertainment net revenue was composed of $19.5 million of growth from our existing business and $39.8 million of growth from acquisitions made in 2015 and the latter half of 2014, including their subsequent performance from the date of acquisition as further detailed below.
Local Marketing Solutions net revenue for the year ended December 31, 2015 increased $8.0 million, or 2.5%, as compared to the year ended December 31, 2014. The increase in non-political advertising of $13.2 million was offset by the decrease of political advertising of $5.2 million.
Entertainment net revenue for the year ended December 31, 2015 increased $59.3 million, or 107.4%, as compared to the year ended December 31, 2014. The increase was composed of $19.5 million of growth from our existing business and $39.8 million of growth from acquisitions made in 2015 and the latter half of 2014, including their subsequent performance from the date of acquisition. The $39.8 million of growth related to acquisitions is attributable to (i) $10.3 million from the full-year effect of the 2014 acquisition of WE Fest, (ii) $27.8 million from the 2015 acquisition of NAME and (iii) $1.7 million from various live events acquisitions. The $19.5 million of growth from our existing business was primarily attributable to increases in the attendance and revenue per attendee of our live events.
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2015 increased $64.3 million, or 25.4%, as compared to 2014. As further detailed below, this increase was due to higher direct operating expenses in our Local Marketing Solutions and Entertainment segments.
Local Marketing Solutions direct operating expenses for the year ended December 31, 2015 increased $9.3 million, or 4.6%, as compared to 2014. This resulted from increased investment in our digital products as well as slightly increased general and administrative expenses. This was primarily related to increased costs in benefits and other headcount related expenses, as a result of our continued investment in additional headcount to support the growth of our business.
Entertainment direct operating expenses for the year ended December 31, 2015 increased $55.0 million, or 108.6%, as compared to 2014. The increase in direct operating expenses in 2015 offset much of the corresponding increase in related net revenue. This was primarily due to acquisitions made in 2015 and the latter half of 2014, as well as a heightened level of investment in infrastructure and new and existing events.
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
Corporate Expenses
Corporate expense for the year ended December 31, 2015 increased $0.5 million, or 1.8%, as compared to 2014. This increase was primarily driven by increased costs in professional services to support our needs as a public company, as well as increased costs in headcount-related expenses including employee compensation and increased rent expense for office space to support the continued growth of our business.
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
Other Expense
Interest expense, net is the major recurring component of other expense. Interest expense, net for the year ended December 31, 2015 decreased $10.5 million, or 22.6%, as compared to 2014. This decrease was due to a lower overall average interest rate on our debt and a lower level of outstanding indebtedness throughout 2015, as compared to 2014.

The following table illustrates the components of our interest expense, net for the periods indicated.

	Year Ended December 31,
(in thousands)	2014	2015
Unsecured Senior Notes	$35,286	$23,447
Term Loans	6,191	10,757
Subordinated Notes	1,797	—
Capital loans and other	68	55
Loan origination cost	3,160	1,720
Interest expense, net	$46,502	$35,979
During the year ended December 31, 2015, the Company refinanced substantially all of its outstanding indebtedness. The Company paid $27.7 million in redemption premiums to the holders of its then-existing notes as a result of the early redemption. In addition, the Company recognized a loss of $9.1 million and a gain of $6.8 million on the write-off of unamortized deferred financing costs and bond premium, respectively. These costs are reflected as Cancellation of debt in the table above.
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
On September 1, 2015, we acquired all of the membership interests in NAME. As we acquired all of the outstanding equity of NAME, we inherited the tax basis of the acquired assets from the former owners. Therefore, our tax basis in the acquired assets is different from the GAAP basis of the same assets, which reflects estimated fair market value. We recognized an opening deferred tax liability in connection with the acquisition of NAME to reflect this difference between tax basis and GAAP basis.
Prior to our IPO, for income tax purposes we were comprised principally of limited liability entities, which were not subject to federal and certain state income taxes at the entity level, and certain corporations whose operations were subject to income taxes at the company level. Upon completion of our IPO and the LLC Conversion, all of our operations became subject to income taxes at the corporation level.

Supplemental Pro Forma Net Revenue
For comparative purposes and to enable the reader to adequately compare prior year results with current year results, the following discussion and tables present net revenue for Townsquare, pro forma for the Transactions disclosed in more detail in our Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K. The following tables present our pro forma results, which include the results of acquisitions and exclude the results of divestitures prior to the transaction dates. Also provided are constant currency adjustments which aim to normalize the effect of fluctuations in the Canadian-US dollar exchange rate, and its effect on our Canadian-based NAME business over time.
The following table summarizes our pro forma, constant currency net revenue for the years ended December 31, 2015 and 2016:

	Year Ended December 31,		$	%	Constant Currency Year Ended December 31,		$	%
($ in thousands)	2015	2016	Change	Change	2015	2016	Change	Change
Local Marketing Solutions net revenue	$325,685	$342,191	$16,506	5.1%	$325,685	$342,191	$16,506	5.1%
Entertainment net revenue	176,237	174,675	(1,562)	(0.9)%	176,030	174,675	(1,355)	(0.8)%
Net revenue	$501,922	$516,866	$14,944	3.0%	$501,715	$516,866	$15,151	3.0%
On a pro forma consolidated basis, net revenue for the year ended December 31, 2016 increased by $14.9 million, or 3.0%, as compared to 2015. The increase resulted from an increase of $16.5 million, or 5.1%, in Local Marketing Solutions net revenue, offset by a decrease in Entertainment net revenue of $1.6 million or 0.9%. Adjusted for the effects of fluctuations in the Canadian dollar to U.S. dollar exchange rate, net revenue for the year ended December 31, 2016 increased by $15.2 million, or 3.0%.
The increase in Local Marketing Solutions net revenue was driven by an increase in political net revenue of $6.1 million and non-political net revenue of $10.4 million.
The decrease in Entertainment net revenue was primarily the result of inclement weather, specifically for our NAME events, and reduced revenue from our music festivals. On a constant currency basis, Entertainment net revenue decreased by $1.4 million, or 0.8%, the difference attributable to changes in the Canadian dollar to U.S. dollar exchange rate.
Year Ended December 31, 2015

(in thousands)	Townsquare	NAME Jan 1, 2015 - Aug 31, 2015	Tower Sale	Townsquare Pro Forma for the Transactions	Constant Currency Adjustment	Townsquare Pro Forma for Transactions (Constant Currency)
Local Marketing Solutions net revenue	$326,646	$—	$(961)	$325,685	$—	$325,685
Entertainment net revenue	114,576	61,661	—	176,237	(207)	176,030
Net revenue	$441,222	$61,661	$(961)	$501,922	$(207)	$501,715

The following table summarizes our pro forma, constant currency net revenue for the years ended December 31, 2014 and 2015:

	Year Ended December 31,		$	%	Constant Currency Year Ended December 31,		$	%
($ in thousands)	2014	2015	Change	Change	2014	2015	Change	Change
Local Marketing Solutions net revenue	$317,316	$325,685	$8,369	2.6%	$317,316	$325,685	$8,369	2.6%
Entertainment net revenue	159,015	176,237	17,222	10.8%	154,237	176,237	22,000	14.3%
Net revenue	$476,331	$501,922	$25,591	5.4%	$471,553	$501,922	$30,369	6.4%
On a pro forma consolidated basis, net revenue for the year ended December 31, 2015 increased by $25.6 million, or 5.4%, as compared to 2014. The increase was the result of a $17.2 million increase in Entertainment net revenue and a $8.4 million increase in Local Marketing Solutions net revenue as further described below. Adjusted for the effects of fluctuations in the Canadian dollar to U.S. dollar exchange rate, net revenue for the year ended December 31, 2015 increased by $30.4 million, or 6.4%, driven by an increase in constant currency Entertainment net revenue of $22.0 million, or 14.3%.
On a pro forma basis, Entertainment net revenue for the year ended December 31, 2015 increased by $17.2 million, or 10.8%, as compared to 2014. The increase was primarily driven by increases in the attendance and revenue per attendee of our live events. On a constant currency basis, Entertainment net revenue increased by $22.0 million, or 14.3%, the difference attributable to changes in the Canadian dollar to U.S. dollar exchange rate.
On a pro forma basis, Local Marketing Solutions net revenue for the year ended December 31, 2015 increased by $8.4 million, or 2.6%, as compared to 2014. This increase was driven by an increase in non-political net revenue of $13.6 million, partially offset by a $5.2 million decrease in political revenue.
Year Ended December 31, 2014

(in thousands)	Townsquare	Tower Sale	NAME	WE Fest	Townsquare Pro Forma for the Transactions	Constant Currency Adjustment	Townsquare Pro Forma for Transactions (Constant Currency)
Local Marketing Solutions net revenue	$318,658	$(1,342)	$—	$—	$317,316	$—	$317,316
Entertainment net revenue	55,234	—	92,936	10,845	159,015	(4,778)	154,237
Net revenue	$373,892	$(1,342)	$92,936	$10,845	$476,331	$(4,778)	$471,553
Liquidity and Capital Resources

	Year Ended December 31,
(in thousands)	2014	2015	2016
Cash	$24,462	$33,298	$51,540
Cash provided by operating activities	45,262	25,943	59,802
Cash used in investing activities	(39,709)	(71,777)	(20,968)
Cash (used in) provided by financing activities	(26,738)	54,431	(19,715)
Net effect of foreign currency exchange rate changes	—	239	(877)
Net (decrease) increase in cash	$(21,185)	$8,836	$18,242
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least the next twelve months. As of December 31, 2016, we had $571.2 million of outstanding indebtedness, net of deferred financing costs of $8.0 million, and based on interest rates in effect as of that date, we expect our debt service requirements to be approximately $37.4 million over the next twelve months. As a result of our recent repricing on debt, we expect annual interest expense savings of approximately $750.0 thousand based on the current principal balance outstanding as of December 31, 2016. As of December 31, 2016, we will be required to make an excess cash flow payment on the outstanding Term Loans of $6.3 million in the first quarter of 2017.  In addition, as of December 31, 2016, we have $51.5 million of cash, and $59.6 million of receivables from customers, which historically have had an average collection cycle of approximately 45 days and $50.0 million of available borrowing capacity under our revolving credit facility.
Our anticipated uses of cash in the near term include working capital needs, debt payments, other obligations, and capital expenditures. However, our ability to fund our working capital needs, debt payments, other obligations, capital expenditures, and to comply with the financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control.
Additionally, on a continuing basis, we evaluate and consider strategic acquisitions and divestitures to enhance our strategic and competitive position as well as our financial performance. Any future acquisitions, joint ventures or other similar transactions will likely require additional capital, which may not be available to us on acceptable terms, if at all.
We closely monitor the impact of capital and credit market conditions on our liquidity as related to our floating rate debt. We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations.
Operating Activities
Net cash provided by operating activities increased $33.9 million for the year ended December 31, 2016 to $59.8 million. This increase was primarily due to a one-time cash payment of $27.7 million made on April 1, 2015 to lenders for the redemption of the Unsecured Senior Notes due 2019, that was not repeated in 2016. In addition, cash provided by operating activities increased due to lower cash interest expense payments in 2016 as compared to 2015.
Net cash provided by operating activities decreased $19.3 million for the year ended December 31, 2015 to $25.9 million. This decrease was primarily due to a one-time cash payment of $27.7 million on April 1, 2015 to lenders for the redemption of the Unsecured Senior Notes due 2019 issued by our indirect, wholly owned subsidiary. In addition, the company realized a net gain on sale of assets of $12.0 million during 2015 as compared to a use of $0.1 million during 2014. These decreases were partially offset by $9.3 million of deferred financing fees written-off in 2015.
Investing Activities
Our investing activities primarily relate to payments made for capital expenditures and acquisitions consistent with our strategy to prudently invest in market leading properties. Cash used in investing activities for the years ended December 31, 2014, 2015 and 2016 was $39.7 million, $71.8 million and $21.0 million, respectively. Cash used in investing activities relating to capital expenditures for the years ended December 31, 2014, 2015 and 2016 was $13.5 million, $14.7 million and $20.9 million, respectively. Cash used in investing activities relating to acquisitions for the years ended December 31, 2014, 2015 and 2016 was $26.1 million, $76.2 million and $2.2 million, respectively. Cash used in investing activities has been partially offset by proceeds from the sale of assets for the years ended December 31, 2014, 2015 and 2016 of $0.4 million, $19.1 million and $1.7 million, respectively.
Financing Activities
Cash flows used in financing activities in 2016 were $19.7 million and primarily consisted of $19.4 million of voluntarily payments made to repurchase and cancel our 2023 Notes outstanding at a market price below par, plus accrued interest.
Cash flows provided by financing activities in 2015 were $54.4 million and primarily consisted of $620.0 million of proceeds from our new long-term borrowing arrangements, partially offset by $553.6 million of repayments of our existing debt and $11.4 million of costs related to debt financing.

Cash flows used in financing activities in 2014 were $26.7 million, and primarily consisted of (i) $88.1 million of net proceeds from our IPO, including the underwriters' overallotment shares, net of underwriters' fees and offering costs of $10.1 million, (ii) $123.7 million of debt repayments, (iii) $10.0 million of proceeds from the draw-down on our then-existing revolving credit facility to finance the WE Fest acquisition, (iv) $0.4 million in fees relating to debt financing costs, (v) $0.5 million of equity distributions and (v) $0.2 million of repayments for our capitalized lease obligations.
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
Financing Arrangements
On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and entered into a Senior Secured Credit Facility, including a seven year, $275.0 million term loan facility (the "Term Loan") and a five year, $50.0 million revolving credit facility (the "Revolver" and together with the Term Loan, the "Senior Secured Credit Facility"). The Term Loan has an initial interest rate of 4.25% (based on current LIBOR levels, a 1% LIBOR floor and an applicable margin of 325 basis points). The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. The proceeds from the 2023 Notes and Term Loan were used to repay all previous long-term borrowings outstanding at that time.
On September 1, 2015, the Company issued incremental term loans of $45.0 million under the Senior Secured Credit Facility, the proceeds of which were used to partially fund the purchase price of NAME. Further, on September 30, 2015, the Company made a $20.0 million voluntary prepayment of borrowings under the Term Loan. The Company recognized a loss of $0.3 million on the write-off of unamortized deferred financing costs in connection with this voluntary prepayment. The write-off of the unamortized deferred financing costs is included in cancellation of debt in the Company’s Consolidated Statements of Operations for the year ended December 31, 2015.
As of December 31, 2016, the Company had $298.5 million of Term Loan borrowings, and no outstanding borrowings under the Revolver. As of December 31, 2016, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50.0 million of revolving credit availability under the Senior Secured Credit Facility. We expect our debt service requirements to be approximately $37.4 million over the next twelve months based on interest rates in effect as of December 31, 2016.
During the year ended December 31, 2016, the Company voluntarily repurchased $19.9 million of its 2023 Notes at a market price below par, plus accrued interest and recognized a gain of $0.5 million, which is included in other expense (income), net in the Company's Consolidated Statements of Operations. The repurchased notes were canceled by the Company. The Company recognized a loss of $0.4 million on the write-off of unamortized deferred financing costs in connection with the voluntary repurchases of its 2023 Notes, which is included in interest expense, net in the Company's Consolidated Statements of Operations for the year ended December 31, 2016.
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin has been reduced by 25 basis points to 300 basis points. The LIBOR floor of 1.00% remains unchanged and a 1.00% prepayment premium will apply in the event any Term Loans are repriced, repaid or refinanced within six months of the repricing. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged.
We have historically serviced our debt obligations from funds generated by operating activities. We believe that our cash balance, together with our remaining capacity under the Revolver and cash generated by operating activities, will be sufficient to fund our operations, service our debt obligations and pursue our strategy for the next twelve months.

Contractual Obligations and Commitments

The below table reflects our estimated contractual obligations and other commercial commitments as of December 31, 2016.

	Payments due by period
(in thousands)	2017	2018-2019	2020-2021	Thereafter	Total
2023 Notes	$—	$—	$—	$280,079	$280,079
Term Loans(1)	6,285	—	—	292,227	298,512
Capitalized obligations	616	10	5	—	631
Interest payments (2)	31,069	62,136	62,171	30,479	185,855
Significant contracts (3)	12,898	11,511	3,995	5,401	33,805
Operating leases	9,911	16,054	9,532	14,507	50,004
Total contractual cash obligations	$60,779	$89,711	$75,703	$622,693	$848,886

(1) Includes excess cash flow payment on the Term Loans to be paid in the first quarter of 2017.
(2) The interest amounts relate to our 2023 Notes and Senior Secured Credit Facility and represent an annual amount estimated based on interest rates in effect as of December 31, 2016.
(3) Significant contracts relate to our agreements with Nielsen, the radio broadcast industry’s principal ratings service, other broadcast service products and unconditional fee obligations which result from our advance commitments to provide rides, games and concessions at certain fairs.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our financial condition and results of operations.

Critical Accounting Policies and Estimates
The preparation of our Consolidated Financial Statements requires management to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent items. Actual results could differ significantly from those estimates. The following discussion addresses our critical accounting policies. These policies are important to the presentation of our operating results and financial position and require significant judgment or the use of estimates.
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
Acquisitions and Business Combinations
We account for our business acquisitions under the purchase method of accounting in accordance with ASC, Business Combination Topic 805. We allocate the total cost of acquisitions to the underlying identifiable net assets, based on their respective estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amounts assigned to identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, we may establish liabilities in the Company’s Consolidated Balance Sheets related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. We evaluate these reserves on a regular basis to determine the adequacies of the amounts.
ASC, Business Combination Topic 805 requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date’s fair value with limited exceptions and changes in the accounting treatment for certain specific items, including:

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
Stock-based Compensation
We measure and recognize stock-based compensation expense related to stock-based transactions, including employee awards, in the Consolidated Financial Statements based on the fair value of the award on the grant date. We estimate the fair value of option awards using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of our common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest. The calculated compensation expense is adjusted based on an estimate of awards ultimately expected to vest. We have early-adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Refer to Note 2 of the Notes to Consolidated Financial Statements for further information.
Income Taxes
Prior to our IPO, for income tax purposes we were comprised of limited liability entities, which were not subject to federal and certain state income taxes at the entity level, and Townsquare Media, 2010, Inc., formerly known as Townsquare Media, Inc. ("TMI"), a corporation whose operations were subject to income taxes at the company level. Upon completion of the IPO and the LLC Conversion all of our operations became subject to income taxes at the corporation level. Accordingly, the statements of operations for the periods prior to the LLC Conversion only reflect the income tax effect of the operations of TMI. Following the LLC Conversion, as of July 25, 2014, we are a C corporation for federal and state income tax purposes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.
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
As of December 31, 2016 we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing 2023 Notes.
As of December 31, 2016 we were subject to market risk from exposure to changes in interest rates on borrowings under our Senior Secured Credit Facility, specifically the impact of LIBOR interest rates on our variable rate borrowings. Based upon our December 31, 2016 outstanding term loan borrowings of $298.5 million under the Senior Secured Credit Facility, an increase in the LIBOR interest rate of 1% would result in an increase in our annual interest expense of approximately $2.3 million. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Management conducted its evaluation of the effectiveness of our Company’s internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and concluded that our Company’s internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Controls
During 2016, the Company began implementing WideOrbit to replace Marketron as its billing and radio traffic system.  As of December 31, 2016, WideOrbit has been implemented in 14 of the 66 markets.  The Company has enhanced the documentation of internal control processes and procedures relating to the new system to supplement existing internal controls over financial reporting, as appropriate. The system changes were undertaken to increase the efficiency of system integration and information consolidation.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2017 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission within 120 days of our fiscal year end (the "2017 Proxy Statement").

Item 11. Executive Compensation

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our 2017 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our 2017 Proxy Statement.

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

10.1****	Credit Agreement dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the lenders and financial institutions party thereto

10.2****	Guarantee and Security Agreement dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors party thereto and Royal Bank of Canada, as administrative and collateral agent

10.3**	Incremental Amendment Agreement No. 1, dated as of September 1, 2015, among Townsquare Media, Inc. and Royal Bank of Canada as administrative agent and Incremental Term Lender

10.4s
Amendment No. 2, dated as of February 8, 2017, to the Credit Agreement, dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent, and the other parties thereto.

10.5***	Selldown Agreement

10.6***	2014 Omnibus Incentive Plan

10.7***	Form of Option Grant Agreement

10.8***	Form of Option Grant at IPO

10.9***	Form of Indemnification Agreement

10.10*****	Plan of Conversion, dated as of July 25, 2014, by and among Townsquare Media, LLC, OCM POF AIF GAP Holdings, L.P. and OCM PF/FF Radio Holdings PT, L.P.

10.11*****
Second Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto

10.12*****
Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Scott Schatz and Dhruv Prasad.

10.13*	Registration Agreement, dated as of August 16, 2016, by and between Townsquare Media, Inc. and Madison Square Garden Investments, LLC

21s	List of Subsidiaries of Townsquare Media, Inc.

23.1s	Consent of Independent Registered Public Accounting Firm

31.1s	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2s	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1s	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

32.2s	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

101.0‡s
The following materials from Townsquare Media, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements

s Filed herewith.

*Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 8, 2016.

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

‡ The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

(b) Exhibits. See Exhibits above.

(c) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2017.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Steven Price	Chairman and Chief Executive Officer	March 13, 2017
Steven Price	(Principal Executive Officer)

/s/ Stuart Rosenstein	Executive Vice President and Chief Financial Officer	March 13, 2017
Stuart Rosenstein	(Principal Financial Officer)

/s/ Linda Lie	Senior Vice President	March 13, 2017
Linda Lie	and Chief Accounting Officer

/s/ B. James Ford	Director	March 13, 2017
B. James Ford

/s/ Gary Ginsberg	Director	March 13, 2017
Gary Ginsberg

	Director	March 13, 2017
Stephen Kaplan

/s/ David Lebow	Director	March 13, 2017
David Lebow

/s/ David Quick	Director	March 13, 2017
David Quick

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Townsquare Media, Inc., are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Townsquare Media, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Townsquare Media, Inc. and subsidiaries as of December 31, 2015 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule of Townsquare Media, Inc. and subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Townsquare Media, Inc. and subsidiaries as of December 31, 2015 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ RSM US LLP

New York, NY
March 13, 2017

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2015	December 31, 2016
ASSETS
Current assets:
Cash	$33,298	$51,540
Accounts receivable, net of allowance of $2,114 and $1,433, respectively	60,143	59,642
Prepaid expenses and other current assets	9,766	11,445
Total current assets	103,207	122,627

Property and equipment, net	133,943	139,607
Intangible assets, net	517,979	513,915
Goodwill	292,953	292,953
Investments	5,049	4,313
Other assets	7,580	7,290
Total assets	$1,060,711	$1,080,705

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,549	$10,602
Current portion of long-term debt	171	6,901
Deferred revenue	17,496	17,213
Accrued expenses and other current liabilities	29,958	25,813
Accrued interest	4,910	4,622
Total current liabilities	62,084	65,151
Long-term debt, less current portion (net of deferred financing costs of $9,962 and $8,006, respectively)	588,657	564,315
Deferred tax liability	35,233	50,967
Other long-term liabilities	11,297	10,221
Total liabilities	697,271	690,654

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 9,946,354 and 13,735,690 shares issued and outstanding, respectively	100	137
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 shares issued and outstanding, respectively	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 4,894,480 and 1,636,341 shares issued and outstanding, respectively	49	17
Total common stock	179	184
Additional paid-in capital	361,186	365,434
Retained earnings	1,391	24,450
Accumulated other comprehensive income (loss)	44	(722)
Non-controlling interest	640	705
Total stockholders' equity	363,440	390,051
Total liabilities and stockholders’ equity	$1,060,711	$1,080,705

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Years Ended December 31,
	2014	2015	2016

Net revenue	$373,892	$441,222	$516,866

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	253,440	317,789	384,711
Depreciation and amortization	16,878	17,577	23,976
Corporate expenses	24,996	25,458	25,370
Stock-based compensation	37,739	4,278	4,253
Transaction costs	217	1,739	844
Impairment of FCC licenses	—	1,680	—
Net loss (gain) on sale of assets	90	(12,029)	282
Total operating costs and expenses	333,360	356,492	439,436
Operating income	40,532	84,730	77,430

Other expense (income):
Interest expense, net	46,502	35,979	34,072
Impairment on investment	—	—	4,236
Cancellation and (repurchase) of debt	—	30,305	(546)
Other expense (income), net	111	276	(665)
(Loss) income before income taxes	(6,081)	18,170	40,333
Provision for income taxes	10,872	7,924	17,040
Net (loss) income	$(16,953)	$10,246	$23,293

Net (loss) income attributable to:
Controlling interests	$(17,372)	$9,830	$23,059
Non-controlling interests	419	416	234

Net (loss) income per share:
Basic	$(1.41)	$0.58	$1.28
Diluted	$(1.41)	$0.37	$0.85

Pro forma C Corporation data (unaudited):
Historical loss before income taxes	$(6,081)
Pro forma income tax benefit	(2,396)
Pro forma net loss	$(3,685)

Pro forma net loss per share:
Basic and diluted	$(0.31)

Weighted average shares outstanding:	Pro Forma	Actual	Actual
Basic	12,013	17,537	18,255
Diluted	12,013	27,724	27,313
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in Thousands)

	Year Ended December 31,
	2014	2015	2016

Net (loss) income	$(16,953)	$10,246	$23,293
Other comprehensive (loss) income:
Foreign currency translation adjustments	—	44	(766)
Total comprehensive (loss) income	(16,953)	10,290	22,527
Less: Comprehensive income attributable to non-controlling interest	419	416	234
Comprehensive (loss) income attributable to controlling interest	$(17,372)	$9,874	$22,293
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)

	Number of Units Outstanding				Shares of Common Stock
	Class A	Class A	Class B		Class A	Class B	Class C
	Preferred Units	Common Units	Common Units	Warrants	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Controlling Interest in Predecessor LLC	Non-Controlling Interest	Total
Balance at January 1, 2014	41,555,705	41,555,705	9,707,800	16,987,561	—	—	—	—	$—	$—	$—	$—	$234,039	$492	$234,531
Net (loss) income	—	—	—	—	—	—	—	—	—	—	(30,167)	—	12,795	419	(16,953)
Units Issued	—	—	527,500	—	—	—	—	—	—	—	—	—	—	—	—
Units Forfeited	—	—	(102,355)	—	—	—	—	—	—	—	—	—	—	—	—
Conversion from LLC to Corporation	(41,555,705)	(41,555,705)	(10,132,945)	(16,987,561)	433,909	3,022,484	4,894,480	—	84	225,022	21,728	—	(246,834)	—	—
Issuance of warrants to purchase class A shares conversion	—	—	—	—	—	—	—	9,508,878	—	—	—	—	—	—	—
Issuance of common stock in connection with initial public offering, including underwriters' allotment shares	—	—	—	—	8,923,333	—	—	—	89	98,068	—	—	—	—	98,157
Offering costs	—	—	—	—	—	—	—	—	—	(3,219)	—	—	—	—	(3,219)
Underwriters' fees	—	—	—	—	—	—	—	—	—	(6,871)	—	—	—	—	(6,871)
Stock-based compensation	—	—	—	—	—	—	—	—	—	37,739	—	—	—	—	37,739
Cash distribution	—	—	—	—	—	—	—	—	—	—	—	—	—	(468)	(468)
Issuance of common stock in connection with WE Fest acquisition	—	—	—	—	100,000	—	—	—	1	1,245	—	—	—	—	1,246
Balance at December 31, 2014	—	—	—	—	9,457,242	3,022,484	4,894,480	9,508,878	$174	$351,984	$(8,439)	$—	$—	$443	$344,162
Net income	—	—	—	—	—	—	—	—	—	—	9,830	—	—	416	10,246
Offering costs	—	—	—	—	—	—	—	—	—	(92)	—	—	—	—	(92)
Stock-based compensation	—	—	—	—	—	—	—	—	—	4,278	—	—	—	—	4,278
Stock options exercised	—	—	—	—	7,164	—	—	—	—	71	—	—	—	—	71
Issuance of common stock in connection with NAME acquisition	—	—	—	—	481,948	—	—	—	5	4,945	—	—	—	225	5,175
Foreign currency exchange gain	—	—	—	—	—	—	—	—	—	—	—	44	—	—	44
Cash distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(444)	(444)
Balance at December 31, 2015	—	—	—	—	9,946,354	3,022,484	4,894,480	9,508,878	$179	$361,186	$1,391	$44	$—	$640	$363,440
Net income	—	—	—	—	—	—	—	—	—	—	23,059	—	—	234	23,293
Exercise of warrants	—	—	—	—	531,197	—	—	(531,202)	5	(5)	—	—	—	—	—
GE Capital Equity Holdings, LLC conversion	—	—	—	—	3,258,139	—	(3,258,139)	—	—	—	—	—	—	—	—
Proceeds from sale of minority interest in subsidiary	—	—	—	—	—	—	—	—	—	—	—	—	—	50	50
Stock-based compensation	—	—	—	—	—	—	—	—	—	4,253	—	—	—	—	4,253
Foreign currency exchange	—	—	—	—	—	—	—	—	—	—	—	(766)	—	—	(766)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(219)	(219)
Balance at December 31, 2016	—	—	—	—	13,735,690	3,022,484	1,636,341	8,977,676	$184	$365,434	$24,450	$(722)	$—	$705	$390,051
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2014	2015	2016
Cash flows from operating activities:
Net (loss) income attributable to:
Controlling interests	$(17,372)	$9,830	$23,059
Non-controlling interests	419	416	234
Net (loss) income	$(16,953)	$10,246	$23,293
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	16,878	17,577	23,976
Amortization of deferred financing costs	3,161	1,720	1,579
Deferred income tax expense	10,507	7,737	15,889
Provision for doubtful accounts	1,903	1,170	1,921
Stock-based compensation expense	37,739	4,278	4,253
Cancellation and (repurchase) of debt	—	—	(546)
Non-cash interest expense	1,796	—	—
Amortization of bond premium	(1,695)	(424)	—
Write-off deferred financing costs	—	9,348	376
Write-off of bond premium	—	(6,779)	—
Impairment of FCC licenses	—	1,680	—
Impairment on investment	—	—	4,236
Net loss (gain) on sale of assets	90	(12,029)	282
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,757)	(2,015)	(5,806)
Prepaid expenses and other assets	1,747	(6,805)	(896)
Accounts payable	(2,086)	33	(2,463)
Accrued expenses	(941)	1,657	(4,931)
Accrued interest	(166)	(4,335)	(288)
Other long-term liabilities	39	2,884	(1,073)
Net cash provided by operating activities	45,262	25,943	59,802
Cash flows from investing activities:
Payments for acquisitions, net of cash received	(26,076)	(76,213)	(2,160)
Acquisition of intangibles	(510)	(377)	(11)
Purchase of property and equipment	(13,531)	(14,724)	(20,926)
Proceeds from insurance settlement	—	450	451
Proceeds from sale of assets	408	19,087	1,678
Net cash used in investing activities	(39,709)	(71,777)	(20,968)
Cash flows from financing activities:
Proceeds from stock initial public offering and underwriters' overallotment shares	98,157	—	—
Offering costs	(3,219)	(92)	—
Underwriters' fees	(6,871)	—	—
Proceeds from stock offering and option exercises	—	72	—
Repayment of long-term debt	(123,746)	(553,552)	(19,375)
Proceeds from the issuance of long-term debt	10,000	620,000	—
Debt financing costs	(440)	(11,394)	—
Proceeds from sale of minority interest in subsidiary	—	—	50
Cash distributions to non-controlling interests	(468)	(444)	(219)
Repayments of capitalized obligations	(151)	(159)	(171)
Net cash (used in) provided by financing activities	(26,738)	54,431	(19,715)
Net effect of foreign currency exchange rate changes	—	239	(877)
Net (decrease) increase in cash	(21,185)	8,836	18,242
Cash:
Beginning of period	45,647	24,462	33,298
End of period	$24,462	$33,298	$51,540
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)

	Year Ended December 31,
	2014	2015	2016
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Payments to redeem long-term debt prior to contractual maturity	$—	$27,735	$—
Interest	43,361	38,978	32,371
Income taxes	446	622	1,878
Purchase obligations:
Capital lease	—	—	525
Barter transactions:
Barter revenue - included in net revenue	13,065	16,366	24,387
Barter expense - included in direct operating expenses	11,984	14,198	14,656
Equity issued in respect of acquisitions:
Common stock, WE Fest acquisition	1,246	—	—
Common stock, NAME acquisition	—	4,950	—
Allocation of business acquisition to non-controlling interest:
NAME	—	225	—
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of Business
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
In conjunction with the LLC Conversion, the Company's shares began trading on the New York Stock Exchange ("NYSE") in an initial public offering ("IPO") on July 24, 2014. The Company's shares are traded on the NYSE under the symbol "TSQ." See Note 8 for additional information.
Nature of Business
Townsquare is a media, entertainment and digital marketing solutions company principally focused on small and mid-sized markets across the United States. As of December 31, 2016, our assets included 312 radio stations and more than 325 local websites in 66 U.S. markets, a digital marketing solutions company serving approximately 10,700 small to medium sized businesses, approximately 550 live events with nearly 18 million annual attendees in the U.S. and Canada and one of the largest digital advertising networks focused on music and entertainment reaching more than 50 million unique visitors each month. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; music festivals such as Mountain Jam, WE Fest and the Taste of Country Music Festival; touring lifestyle and entertainment events such as the America on Tap craft beer festival series, the Insane Inflatable 5K obstacle race series, and North American Midway Entertainment, North America’s largest mobile amusement company; and tastemaker music and entertainment owned and affiliated websites such as XXLmag.com, TasteofCountry.com, Loudwire.com and BrooklynVegan.com.
Note 2. Summary of Significant Accounting Policies
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
Segment Reporting: Operating segments are organized internally by type of products and services provided. The Company has aggregated similar operating segments into two reportable segments, which are Local Marketing Solutions and Entertainment. The Company's Local Marketing Solutions segment offers broadcast and digital products and solutions to advertisers and businesses within our local markets. The Company's Entertainment segment is composed of a diverse range of live events, which the Company creates, promotes and produces, including music concerts, multi-day music festivals, fairs, consumer expositions and trade shows, athletic events, lifestyle events and other forms of entertainment. Prior to the second quarter of 2016, the Company reported its results in two reportable segments, Local Advertising and Live Events, and reported the remainder of its business in its Other Media and Entertainment category.   The prior Local Advertising segment, together with the Company’s digital marketing and e-commerce solutions, which were previously part of the Other Media and Entertainment category, are now reported within Local Marketing Solutions.  The Live Events segment, together with the Company’s national digital assets which were previously part of the Other Media and Entertainment category, are now reported within Entertainment.  The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measurement of performance.
Use of Estimates: The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Cash: The Company maintains its cash balances principally at large financial institutions throughout the United States. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may at times exceed federally insured limits. The Company has not experienced any losses in such accounts.
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

Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts and any loss or gain is recognized in other expense (income), net in the Consolidated Statements of Operations.
Software Development Costs: As of December 31, 2015 and 2016, the Company had capitalized software development costs of $3.9 million and $4.7 million (net of accumulated amortization of $0.3 million and $0.4 million), respectively, in accordance with Accounting Standards Codification (“ASC”) Topic 350, Internally Developed Software. Costs incurred for software development prior to technological feasibility are expensed in the period incurred. Once technological feasibility is reached, which is generally at the point of time of the completion of a working model, development costs are capitalized until the product is ready for general release. Software development costs consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the development and localization of products and services.
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

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Goodwill: The purchase method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. Under the provisions of ASC Topic 350, Intangibles—Goodwill and Other, goodwill is not amortized, but is reviewed for impairment at least on an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has determined appropriate reporting units. The most material, the Local Marketing Solutions operating segment is comprised of the components representing the local advertising businesses of all geographic markets, which are aggregated into one reporting unit for testing. Other reporting units tested for goodwill impairment within our Entertainment operating segment include in-market and national events. In-market operations constitutes the events that occur within our 65 distinct markets. National events includes music festivals, expos, lifestyle and active events, music and online content that occur outside our 65 distinct markets.
Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. For purposes of testing the carrying value of the Company's goodwill for impairment, the fair value of goodwill for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry information. These variables would include, but are not limited to: (1) forecasted revenue growth rates; (2) profit margin; (3) estimated capital expenditures and working capital requirements during the projection period; (4) risk-adjusted discount rate; and

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(5) expected growth rates in perpetuity to estimate terminal values. These variables are susceptible to changes in estimates, which could result in significant changes to the fair value of the goodwill.
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
The Company has selected December 31st as the annual testing date. The testing conducted as of December 31, 2014, 2015 and 2016 did not result in any goodwill impairment.
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
Deferred Financing Costs: Deferred financing costs related to the issuance of debt are capitalized and are amortized over the life of the notes in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period (the interest method). The amortization of these costs is recorded as interest expense, net in the Consolidated Statements of Operations. The Company has early-adopted ASU 2015-03 in 2015, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, accordingly unamortized deferred financing costs as of December 31, 2015 and 2016 have been deducted from the long-term debt balance in the Consolidated Balance Sheets presented herein.
Impairment of Long-Lived Assets: Long-lived assets (including property, equipment and intangible assets subject to amortization) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset group. If it were determined that the carrying amount of an asset was not recoverable, an impairment loss would be recorded. The Company determines the fair value of its long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. The fair value of assets held for sale is determined in the same manner as described for assets held and used. There was no impairment at December 31, 2014, 2015 and 2016.
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
Asset Retirement Obligations: Under the provisions of ASC 410, Asset Retirement and Environmental Obligations, the Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value can be reasonably estimated. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company settles the obligation for its recorded amount and records a gain or loss upon settlement. The obligation for equipment removal at the end of the lease term as of December 31, 2015 and 2016 was $0.9 million, which is included in other long-term liabilities in the Consolidated Balance Sheets.
Revenue Recognition: Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Net revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Live events revenue and

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Local Marketing Agreements: At times, the Company enters into Local Marketing Agreements (“LMAs”), also known as Time Brokerage Agreements ("TBA"), in connection with the purchase or sale of radio stations. In most cases, an LMA is in effect from the signing of the acquisition agreement or shortly thereafter, through the closing date of the purchase or sale. Generally, under the contractual terms of an LMA, the buyer agrees to furnish the programming content for and provide other services to the radio stations and in return, receives the right to sell and broadcast advertising on the radio station and collect receipts for such advertising. During the period the Company operates radio stations under LMAs for the purchase of a radio station, the Company recognizes revenue and expenses for such radio stations in the same manner as for owned radio stations and includes such revenue and expenses related to such radio stations in operations from the effective dates of the LMAs.
As of December 31, 2016, the Company operated two non-owned radio stations under LMAs. The total net revenue for the contractual portion of the LMA of the radio stations and its total expenses for the contractual portion of the LMA were immaterial.
Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose estimated fair values for its financial instruments. Management has reviewed its cash, accounts receivable, other current assets, accounts payable and accrued expenses and has determined that their carrying values approximate their fair value due to the short maturity of these instruments. The fair value of the Company’s long-term debt is disclosed in Note 7.
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

Advertising and Promotion Costs: Costs of media advertising (including barter) and associated production costs are expensed to direct operating expenses the first time the advertising takes place. The Company recorded advertising expenses of $2.5 million, $5.1 million, and $7.0 million for the years ended December 31, 2014, 2015 and 2016, respectively.
Income Taxes: Prior to the Company’s IPO, for income tax purposes the Company was comprised of limited liability entities, which were not subject to federal and certain state income taxes at the entity level, and Townsquare Media, 2010, Inc., formerly known as Townsquare Media, Inc. ("TMI"), a corporation whose operations were subject to income taxes at the company level. Upon completion of the IPO and the LLC Conversion, all of the Company’s operations became subject to income taxes at the corporation level. Accordingly, the statements of operations for the periods prior to the LLC Conversion reflect only the income tax effect of the operations of TMI. In connection with

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the LLC Conversion as of July 25, 2014, the Company is a C corporation for federal and state income tax purposes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.
The Company early-adopted ASU 2015-17 in 2015, Balance Sheet Classification of Deferred Taxes, accordingly all deferred taxes are classified as long-term in the Consolidated Balance Sheets included herein, for all periods presented.
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
Stock-based compensation: Stock-based compensation expense related to stock-based transactions, including employee awards, is measured and recognized in the Consolidated Financial Statements based on the fair value of the award on the grant date. The fair value of option awards is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest. The calculated compensation expense is adjusted based on an estimate of awards ultimately expected to vest.
Legal Costs: In accordance with ASC Topic 450, Contingencies, the Company accrues for estimated legal costs to be incurred in defending lawsuits and asserted claims. The Company monitors the stage of progress of its litigation matters and relates that to estimated accrual of cost to determine if any adjustments are required.
In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Additionally, from time to time the Company is engaged in various legal proceedings related to its intellectual property, employees or other matters. Although such matters are subject to many uncertainties and outcomes are not predictable with assurance, as of December 31, 2014, 2015 and 2016 management does not believe any such matters are material to the Company's consolidated operations or financial condition.
Foreign Currency: North American Midway Entertainment ("NAME"), acquired by a subsidiary of the Company on September 1, 2015, conducts a portion of its business in Canada. Results of operations for our Canadian entity are translated into U.S. dollars using the average exchange rates during the period.  The assets and liabilities of our Canadian entity are translated into U.S. dollars using the exchange rates at the balance sheet date.  The related translation adjustments are recorded in a separate component of stockholders' equity, “Accumulated other comprehensive (loss) income”.  Foreign currency transaction gains and losses are included in operations in other expense (income), net.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard will replace all current U.S. GAAP related to revenue

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

recognition and will eliminate all industry-specific guidance. The core principle of this new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of this new standard. As a result, public companies will apply the new revenue standard to annual reporting periods beginning after December 15, 2017. From March through December 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. These amendments are intended to improve and clarify the implementation guidance of Topic 606. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU 2014-09.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. The Company has performed a high level analysis of its various revenue streams and expects to complete its contract evaluations in 2017, as well as an evaluation of the impact on its business processes, controls and systems.
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
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 842. The standard is effective for fiscal years beginning after December 15, 2018, and will require measurement of leases at the beginning of the earliest period presented, using a modified retrospective approach. The Company is currently assessing the potential impact ASU 2016-02 will have on its financial statements.
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
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. ASU 2016-18 relates to the classification of restricted cash on the statement of cash flows. ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and end-of period total amounts shown on the statement of cash flows. The standard is

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption of this new standard to have a material impact on our Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 from the goodwill impairment test. The standard is effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this new standard to have a material impact on our Consolidated Financial Statements.
Recently Adopted Accounting Pronouncements
In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 requires a performance target that affects vesting and that can be achieved after the requisite service period to be treated as a performance condition. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 will be effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and can be applied either prospectively to new or modified awards or retrospectively to awards outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Our adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements as it is consistent with our present practice.
In September 2015, the FASB issued ASU 2015-16, Business Combinations. This update amends Topic 805, Business Combinations, and requires that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, the amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Our adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The Company elected to early adopt this standard for the year ended December 31, 2016 retroactively to January 1, 2016. The impact of the early adoption resulted in the following:

•
The Company will record excess tax benefits or expenses on share based awards within income tax expense. Prior to adoption this amount would have been recorded as an increase of capital in excess of par value. This change could create volatility in the Company's effective tax rate.

•
The Company will no longer reflect the cash received from the excess tax benefits within cash flows from financing activities but instead now reflect this benefit within cash flows from operating activities in the Consolidated Statements of Cash Flows. The Company has elected to apply this change in presentation prospectively.

•	The Company elected not to change its policy on accounting for forfeitures and continues to estimate the total number of awards for which the requisite service period will not be rendered.

•
At this time, the Company has not changed its policy on statutory withholding requirements and will continue to allow the employee to withhold up to the Company's minimum statutory withholding requirements.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•
The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the year ended December 31, 2016. The Company has elected to apply this change in presentation prospectively.

Note 3. Significant Acquisitions
WE Fest Acquisition: On October 31, 2014, the Company through a subsidiary of Townsquare Live Events, LLC, purchased substantially all of the assets of FACE, Festivals and Concert Events, Inc. ("WE Fest"), for approximately $21.5 million, net of closing adjustments, and 100,000 of the Company's Class A common shares valued at $1.2 million. Cash consideration was satisfied from cash on hand, a $10.0 million draw-down on the Company's then-existing revolving credit facility and a working capital adjustment of approximately $3.7 million. The Company estimated the fair value of acquired trademarks using the relief from royalty method. This transaction was accounted for as a business combination with $3.4 million allocated to the trademark and $22.2 million allocated to goodwill. The total amount of goodwill deductible for tax purposes is $22.2 million.
The purchase price allocation is as follows (in thousands):

Current assets	$197
Trademark	3,402
Property and Equipment	890
Goodwill	22,208
Deferred revenue	(3,922)
Total purchase price	$22,775

NAME Acquisition: On September 1, 2015, the Company, through a subsidiary of Townsquare Live Events, LLC, purchased all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly-owned subsidiary NAME for approximately $70.0 million in cash, 481,948 unregistered shares of the Company's Class A common stock valued at $4.9 million, and a working capital adjustment of $0.4 million. Cash consideration was satisfied from cash on hand, $45.0 million of incremental term loan borrowings and a working capital adjustment of approximately $0.4 million. The $1.3 million remaining payable balance as of December 31, 2015 was subsequently paid in full in January 2016. The Company estimated the fair value of acquired intangibles using the discounted cash flow method. The purchase price was allocated to the tangible and intangible assets and liabilities at their fair value at the date of acquisition, with any excess of the purchase price over the net assets acquired being reported as goodwill. The Company expects none of this goodwill to be deductible for tax purposes. The Company has recognized an opening deferred tax liability in connection with the acquisition of NAME, as the initial tax basis of the acquired assets differ from their initial basis under GAAP, which reflects estimated fair market value. Refer to Note 9 for more information regarding the income tax effects of the NAME acquisition.
The purchase price allocation is as follows (in thousands):

Current assets	$5,148
Customer relationships	8,700
Trade name	4,600
Other intangibles	1,000
Property and Equipment	42,894
Goodwill	39,866
Non-controlling interest	(225)
Accounts payable and accrued expenses	(9,586)
Deferred tax liabilities	(17,035)
Total purchase price	$75,362

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investments
Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. Management does not exercise significant control over operating and financial policies of the investees, accordingly the investments are reflected under the cost method of accounting. The initial equity valuations were based upon a discounted cash flow analysis, using unobservable inputs categorized as Level 3 within the Accounting Standards Codification Section 820 framework.
The Company determined there was objective evidence to indicate certain events have adversely impacted estimated future cash flows for one of its investments and as a result recorded a $4.2 million impairment charge for the year ended December 31, 2016.
During the year ended December 31, 2016 the Company made a $3.5 million investment in an online services business. The investment represents a minority ownership position and is accounted for under the cost method of accounting. This transaction is recorded as an investment in the Company's Consolidated Balance Sheet as of December 31, 2016.
Note 5. Property and Equipment
Property and equipment consisted of the following:

(in thousands)	December 31, 2015	December 31, 2016
Land and improvements	$20,329	$20,223
Buildings and leasehold improvements	32,997	36,556
Broadcast equipment	70,656	71,159
Rides and related equipment	40,369	45,159
Computer and office equipment	10,742	11,827
Furniture and fixtures	7,428	11,090
Transportation equipment	11,543	14,249
Software development costs	8,056	10,641
Total property and equipment, gross	202,120	220,904
Less: Accumulated depreciation and amortization	(68,177)	(81,297)
Total property and equipment, net	$133,943	$139,607

Depreciation and amortization expense for property and equipment was $14.8 million, $14.7 million and $20.0 million for the years ended December 31, 2014, 2015 and 2016, respectively.
In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") (the "Tower Sale"). The divested towers house antenna that broadcast certain of the Company’s radio stations. The Company also entered into an agreement with Vertical Bridge whereby Vertical Bridge will serve as the exclusive marketing agent for the 282 towers retained by the Company. The Company received total cash proceeds of $21.6 million, net of closing adjustments, in exchange for the sale of the towers and the exclusive marketing arrangement. In addition, the Company has leased a portion of the space of the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of 20 years and three optional 5-year renewal periods. The Company will pay $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers.
The Company has determined that the relative fair value of the towers sold and the exclusive marketing arrangement were $25.8 million and $3.1 million, respectively. The following was recognized in the Company's Consolidated Balance Sheets in connection with the transaction with Vertical Bridge:

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Fair Value	Balance Sheet Location
Long-term prepaid rent asset	$7,311	Other long term assets
Deferred gain on the sale of towers	$7,311	Other long term liabilities
Exclusive marketing arrangement	$3,111	Other long term liabilities

The Company realized an $11.5 million gain in connection with the sale of these towers during the year ended December 31, 2015, which is included in net gain on sale in the Company's Consolidated Statements of Operations. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The exclusive marketing arrangement is being amortized through net revenue over the 5-year term of the arrangement in the Company's Consolidated Statements of Operations.
Note 6. Goodwill and Other Intangible Assets
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
The Company has selected December 31st as the annual testing date. Based on the results of the Company’s 2015 annual impairment evaluations, the Company recorded impairment charges aggregating $1.7 million pertaining to FCC licenses in our Quad Cities and Grand Junction markets within the reportable Local Marketing Solutions segment. All other fair values of the Company’s intangible assets exceeded their carrying value, therefore, no impairment of these assets had occurred as of the date of the annual tests.
If market conditions and operational performance of the Company’s reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would reduce the fair value of its goodwill and intangible assets below the amounts reflected in the balance sheet, the Company may be required to recognize additional impairment charges in future periods. There was no impairment at December 31, 2014 or December 31, 2016.
The following represents the changes in goodwill for the years ended December 31, 2015 and 2016 (in thousands):

Balance at December 31, 2014	$242,300
NAME acquisition	39,866
Entertainment acquisitions	10,674
Local Marketing Solutions acquisitions	113
Balance at December 31, 2015 and 2016	$292,953

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets consist of the following:

(in thousands)	Estimated Useful Life	December 31, 2015	December 31, 2016
Intangible Assets:
FCC licenses	Indefinite	$486,229	$486,525
Trademarks and trade names	Indefinite	4,600	4,600
Customer and advertising relationships	10 years	14,317	14,317
Customer relationships	15 years	8,700	8,700
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademarks	15 years	11,258	10,695
Permits/licenses	1 year	1,000	1,000
Other intangibles	3 years	980	991
Total		529,531	529,275
Less: Accumulated amortization		(11,552)	(15,360)
Net amount		$517,979	$513,915

Amortization expense for definite-lived intangible assets for the years ended December 31, 2014, 2015 and 2016 was $2.0 million, $2.9 million and $4.0 million, respectively.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2016 is as follows (in thousands):

2017	$2,948
2018	2,100
2019	1,978
2020	1,972
2021	1,971
Thereafter	11,821
$22,790

Note 7. Long-Term Debt
Total debt outstanding is summarized as follows:

(in thousands)	December 31, 2015	December 31, 2016
2023 Notes	$300,000	$280,079
Term Loans	298,512	298,512
Capitalized obligations	278	631
Debt before deferred financing costs	598,790	579,222
Deferred financing costs	(9,962)	(8,006)
Total debt	588,828	571,216
Less: current portion of long-term debt	(171)	(6,901)
Total long-term debt	$588,657	$564,315

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and a Senior Secured Credit Facility, which includes a seven year, $275.0 million term loan facility (the "Term Loans") and a five year, $50.0 million revolving credit facility (the "Revolver"). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. The proceeds from the 2023 Notes and Term Loans were used to redeem the 9% Unsecured Senior Notes due 2019 issued by the Company's wholly-owned, indirect subsidiary Townsquare Radio, LLC ("Townsquare Radio") together with Townsquare Radio, Inc., as co-borrowers (the "2019 Notes"), and repay all outstanding borrowings under Townsquare Radio's previously existing senior secured credit facility, including a $10.0 million revolving credit facility.  The Company paid $27.7 million in redemption premiums to holders of the 2019 Notes in connection with the redemption. In addition, the Company had a loss of $9.1 million and a gain of $6.8 million on the write-off of unamortized deferred financing costs and bond premium, respectively in connection with these repayments. The payment to holders of the 2019 Notes and the write-off of the unamortized deferred financing costs and bond premium are included in cancellation and (repurchase) of debt in the Company’s Consolidated Statements of Operations for the year ended December 31, 2015.
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
During the year ended December 31, 2016, the Company voluntarily repurchased $19.9 million of its 2023 Notes at a market price below par, plus accrued interest and recognized a gain of $0.5 million, which is included in other expense (income), net in the Company's Consolidated Statements of Operations. The repurchased notes were canceled by the Company. The Company recognized a loss of $0.4 million on the write-off of unamortized deferred financing costs in connection with the voluntary repurchases of its 2023 Notes, which is included in interest expense, net in the Company's Consolidated Statements of Operations for the year ended December 31, 2016.
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
At December 31, 2016, the Term Loans continued to bear interest at a rate of 4.25% (based on current LIBOR levels, a 1.00% LIBOR floor and an applicable margin of 325 basis points). The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of December 31, 2016, the Company had no outstanding borrowings under the Revolver.
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin has been reduced by 25 basis points to 300 basis points. The LIBOR floor of 1.00% remains unchanged and a 1.00% prepayment premium will apply in the event any Term Loans are repriced, repaid or refinanced within six months of the repricing. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged.
The Term Loans mature on April 1, 2022, and the Revolver matures on April 1, 2020. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess cash flow as defined in the credit agreement

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(subject to certain reductions).  As of December 31, 2016, we will be required to make an excess cash flow payment on the outstanding Term Loans of $6.3 million in the first quarter of 2017. Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries.
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
The Company is in compliance with its covenants under the 2023 Notes and the Senior Secured Credit Facility as of December 31, 2016.
As of December 31, 2015 and 2016, based on available market information, the estimated fair value of the 2023 Notes was $271.8 million and $268.4 million, respectively, and $294.0 million and $299.6 million, respectively, for the Term Loans.
Annual maturities of the Company's long-term debt as of December 31, 2016 are as follows (in thousands):

2017	$6,901
2018	5
2019	5
2020	5
2021	—
Thereafter	572,306
$579,222

Note 8. Stockholders' Equity
The table below presents a summary, as of December 31, 2016, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

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

The foregoing share totals exclude 4,142,476 of Class A common stock and 4,511,236 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $8.96 and $9.63 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 24, 2014, the Company's shares began trading on the NYSE in connection with its IPO, whereby the Company issued and sold 8,333,333 shares of its Class A common stock, at an offering price of $11.00 per share. The Company received net proceeds from the IPO of $82.1 million, net of underwriting discounts and commissions of $6.4 million and offering costs of $3.2 million. Subsequently, on August 15, 2014, the underwriters of the Company's IPO partially exercised their option to purchase additional shares, electing to purchase 590,000 shares of Class A common stock at the offering price of $11.00 per share. The Company recognized net incremental proceeds of approximately $6.0 million, net of underwriting discounts and commissions of $0.5 million. Offering costs incurred as of December 31, 2014 of $3.2 million were recorded as a reduction in paid-in capital. The Company used substantially all of the net proceeds from the IPO, together with approximately $37.0 million of cash on hand, to repay its then-outstanding Senior PIK Notes due in 2019 in their entirety and $90.0 million of the then-outstanding term loans under the Company's Senior Secured Credit Facility.
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

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Stock-based Compensation
The Company's 2014 Omnibus Incentive Plan (the "2014 Incentive Plan") provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of December 31, 2016, 3,353,452 shares were available for grant.
During the year ended December 31, 2014, in connection with our initial public offering, the Company granted 454,546 shares of stock, with a weighted average grant date fair value of $11.00. No restricted stock was granted during the year ended December 31, 2015 and 2016.
On January 26, 2016, the Company granted 1,600,000 options under the 2014 Omnibus Incentive Plan at an exercise price of $8.96 to employees and directors of the Company.
In November 2016, the Board of Directors of the Company and the holders of a majority of the voting power of the Company’s issued and outstanding shares of common stock approved a one-time stock option repricing program (the “Option Repricing”). For each outstanding option to acquire shares of our Class A common stock, and each outstanding stock option to acquire shares of our Class B common stock, granted under the Company’s 2014 Incentive Plan, in each case with an exercise price in excess of $9.00 per share, the Option Repricing authorized a reduction in the exercise price to $9.00 per share or fair market value, whichever was higher, and on January 3, 2017, the exercise price was amended to $9.63. Under ASC Topic 718, the Company recognized a one-time expense relating to the Option Repricing in the fourth quarter of 2016.
The grant date fair value of the equity options is estimated using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company's common stock price, dividend yield and the risk-free rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted:

	2014	2015	2016
Expected volatility	40.0%	30% - 40%	30.0%
Expected term	6.3 years	6.3 years	4.25 - 6.33 years
Risk free interest rate	2.0%	1.8% - 2.1%	1.4% - 1.7%

With the exception of the options that were granted to employees in the first quarter of 2016, the options provide for immediate vesting. The options have an exercise price of between $8.96 and $9.63 per share. The expected term was calculated using the simplified method, defined as the midpoint between the vesting period and the contractual term of each award. The expected volatility was based on market conditions of the Company and comparable companies. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not paid dividends and therefore did not utilize a dividend yield in the calculations.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the years ended December 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	7,329,334	11.20	8.70	6,170
Granted	1,600,000	8.96
Forfeited and expired	(275,622)	11.07
Outstanding at December 31, 2016	8,653,712	9.51	7.06	7,805
Exercisable at December 31, 2016	7,113,712	$9.62	7.71	$5,572

Of the 1,600,000 options granted during 2016, 1,565,000 were granted to employees and 35,000 were granted to directors of the Company. The weighted average grant date fair value of stock options granted was $2.38 and $2.98 for options granted to employees and directors of the Company, respectively. The options granted to directors provide for immediate vesting, whereas the options granted to employees have a five-year term with 50% vesting in year three and 50% vesting in year four. The weighted average grant date fair value of stock options granted during the years ended December 31, 2014 and 2015 was $4.68 and $4.62, respectively. For the years ended December 31, 2014, 2015 and 2016, the Company recognized approximately $32.6 million, $4.3 million and $4.3 million, respectively, of stock-based compensation expense with respect to the options granted. Included within the 2016 stock-based compensation expense was $3.4 million related to the Option Repricing. As of December 31, 2016, total unrecognized stock-based compensation expense is $2.6 million to be recognized over four years.
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

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Income Taxes
Income tax expense for the years ended December 31, 2014, 2015 and 2016 consisted of the following:

(in thousands)	2014	2015	2016
Current income tax expense (benefit)
State	$365	$350	$896
Foreign	—	(163)	255
Total current income tax expense	$365	$187	$1,151

Deferred tax expense (benefit)
Federal	$8,706	$6,402	$13,253
State	1,801	1,377	2,677
Foreign	—	(42)	(41)
Total deferred income tax expense	10,507	7,737	15,889
Total income tax expense	$10,872	$7,924	$17,040

Total income tax expense differed from the amount computed by applying the federal statutory tax rate of 35.0% for the years ended December 31, 2014, 2015 and 2016 due to the following:

(in thousands)	2014	2015	2016
Pretax income (loss) at federal statutory rate	$(2,128)	$6,359	$14,117
Foreign taxes at different rates from the U.S. rate	—	77	(68)
State income tax expense, net federal expense	1,408	1,156	2,322
Non-deductible items	1,821	366	320
Pre-IPO income which had no tax effect	(4,550)	—	—
Stock compensation expense recorded at LLC conversion	11,403	—	—
Deferred federal and state income taxes recorded at LLC conversion	2,728	—	—
Adjustment of prior year deferred taxes	—	(128)	245
Change in valuation allowance	190	94	104
Total provision for income taxes	$10,872	$7,924	$17,040

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2015 and 2016 are presented below:

(in thousands)	2015	2016
Deferred tax assets:
Allowance for doubtful accounts	$668	$402
Accrued expenses and other current liabilities	462	684
Stock-based compensation	14,465	16,194
Prepaid rent	1,486	1,448
Deferred revenue	1,140	899
Noncurrent liabilities	221	337
Net operating loss and credit carryforwards	40,090	45,980
	58,532	65,944
Less: valuation allowance	(13,601)	(13,705)
Deferred tax assets	44,931	52,239
Deferred tax liabilities:
Intangible assets	69,772	91,447
Property and equipment	7,578	7,835
Software development costs	2,814	3,924
Deferred tax liabilities	80,164	103,206
Net deferred tax liabilities	$35,233	$50,967

Net deferred tax liabilities as of December 31, 2016 include $0.9 million pertaining to Canadian operations.
As of December 31, 2016, the Company has federal net operating loss carryforwards of approximately $111.3 million available to offset future income which will expire in the years 2017 through 2036, of which $50.4 million is applicable to Townsquare Radio, Inc. and can only be utilized against its future earnings (subject to further limitations under Section 382 of the Internal Revenue Code) and $61.0 million applicable to post IPO operations of the Company and can be utilized against future earnings without limitation through 2036. Additionally, the Company has net operating loss carry forwards for state purposes aggregating $10.0 million at December 31, 2016 which are subject to the foregoing limitations.
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2015	December 31, 2016
Accrued compensation and benefits	$14,157	$12,468
Accrued professional fees	935	1,172
Accrued commissions	2,252	1,883
Accrued taxes	2,786	2,286
Accrued music and FCC licensing	1,103	338
Accrued publisher fees	1,088	1,593
Accrued national representation fees	1,060	1,265
Due to sellers, business combinations	2,286	—
Deferred rent	1,295	1,694
Accrued other	2,996	3,114
	$29,958	$25,813

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Lease and Other Commitments
Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $16.9 million, $19.2 million and $23.7 million for the years ended December 31, 2014, 2015 and 2016, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.
At December 31, 2016, the total minimum annual rental commitments under non-cancelable operating leases are as follows (in thousands):

2017	$9,911
2018	8,579
2019	7,475
2020	5,613
2021	3,919
Thereafter	14,507
Total minimum payments	$50,004

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of December 31, 2016 is approximately $6.7 million and is expected to be paid in accordance with the agreements through April 2019. In addition, the Company has aggregate commitments of $4.5 million for other broadcasting services through December 2019.
We normally commit one or more years in advance to provide rides, games and concessions at certain fairs. These agreements include an obligation to pay event fees, which may be expressed as a flat fee or as a percentage of revenues. At December 31, 2016, our total minimum fee commitments for contracts with a remaining term in excess of one year are as follows (in thousands):

2017	$5,112
2018	4,795
2019	3,274
2020	2,072
2021	1,923
Thereafter	5,401
Total minimum payments	$22,577

Note 12. Segment Reporting
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

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

has been applied retrospectively to the Company's segment financial information but did not impact the Company's Consolidated Financial Statements.
The following table presents the Company’s reportable segment results for the year ended December 31, 2014:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2014
Net revenue	$318,658	$55,234	$—	$373,892
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	202,789	50,651	—	253,440
Depreciation and amortization	15,219	479	1,180	16,878
Corporate expenses	—	—	24,996	24,996
Stock-based compensation	7,203	3,487	27,049	37,739
Transaction costs	—	—	217	217
Net loss on sale of assets	—	—	90	90
Operating income (loss)	$93,447	$617	$(53,532)	$40,532
Long-lived Assets	$789,503	$49,661	$5,222	$844,386
Capital expenditures	$11,233	$1,274	$1,024	$13,531
Goodwill	$203,343	$38,957	$—	$242,300

The following table presents the Company’s reportable segment results for the year ended December 31, 2015:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2015
Net revenue	$326,646	$114,576	$—	$441,222
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	212,110	105,679	—	317,789
Depreciation and amortization	12,448	3,203	1,926	17,577
Corporate expenses	—	—	25,458	25,458
Stock-based compensation	1,255	653	2,370	4,278
Transaction costs	—	—	1,739	1,739
Impairment charge, FCC licenses	1,680	—	—	1,680
Net (gain) on sale of assets	—	—	(12,029)	(12,029)
Operating income (loss)	$99,153	$5,041	$(19,464)	$84,730
Long-lived Assets	$774,967	$158,080	$11,828	$944,875
Capital expenditures	$9,597	$3,261	$1,866	$14,724
Goodwill	$202,862	$90,091	$—	$292,953

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reportable segment results for the year ended December 31, 2016:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2016
Net revenue	$342,191	$174,675	$—	$516,866
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	223,286	161,425	—	384,711
Depreciation and amortization	12,612	8,550	2,814	23,976
Corporate expenses	—	—	25,370	25,370
Stock-based compensation	863	445	2,945	4,253
Transaction costs	—	—	844	844
Net loss on sale of assets	—	—	282	282
Operating income (loss)	$105,430	$4,255	$(32,255)	$77,430
Long-Lived Assets	$774,908	$156,875	$14,692	$946,475
Capital expenditures	$10,325	$8,224	$2,377	$20,926
Goodwill	$202,862	$90,091	$—	$292,953

NAME, acquired by a subsidiary of the Company on September 1, 2015, conducts a portion of its business in Canada. Consolidated revenue for the years ended December 31, 2015 and 2016 includes $5.1 million and $25.8 million, respectively, of Canadian revenue, and long-lived assets located in Canada aggregated $3.8 million and $3.9 million as of December 31, 2015 and 2016, respectively.
Note 13. Pro Forma C Corporation Tax Data (unaudited)
In connection with the Company’s IPO and the Company’s LLC Conversion, the Company converted to a C corporation for federal and state income tax purposes. Upon conversion, the Company established net current deferred tax assets of $1.6 million, net long-term deferred tax assets of $17.4 million and net long-term deferred tax liabilities of $21.8 million. The pro forma C corporation data for the year ended December 31, 2014 is based on the pre-tax earnings in the historical Consolidated Statements of Operations and gives effect on a pro forma basis to the income tax expense that would have been recorded if the Company had been a C corporation for the entire duration of the period presented. The pro forma income or loss per share information is based on the pro forma net income or loss.
Note 14. Net (Loss) Income Per Common Share
Net (Loss) Income per Common Share
Basic earnings (loss) per common share (“EPS”) is generally calculated as income (loss) available to common shareholders divided by the weighted average number of common shares outstanding. Diluted EPS is generally calculated as income (loss) available to common shareholders divided by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The calculation of basic and diluted EPS for the years ended December 31, 2014, 2015 and 2016 was as follows:

(in thousands, except per share data)	2014	2015	2016
Numerator:
Net (loss) income	$(16,953)	$10,246	$23,293

Denominator:
Weighted average shares of common stock outstanding	12,013	17,537	18,255
Effect of dilutive common stock equivalents	—	10,187	9,058
Weighted average diluted common shares outstanding	12,013	27,724	27,313

Net (loss) income per share:
Basic	$(1.41)	$0.58	$1.28
Diluted	$(1.41)	$0.37	$0.85

The Company had the following dilutive securities for the years ended December 31, that were not included in the computations of net income (loss) per share as they were considered anti-dilutive:

(in thousands)	2014	2015	2016
Warrants	9,509	—	—
Stock options	6,925	167	7,079

Pro Forma Net Loss per Share (unaudited)
Pro forma basic and diluted net loss per common share have been computed to give effect to the assumed conversion of the units and warrants to purchase units of Townsquare Media, LLC into Class A, Class B, and Class C common stock and warrants and options to purchase common stock of Townsquare Media, Inc. upon the completion of the IPO of the Company’s common stock. In addition, the pro forma net income applied in computing the pro forma basic and diluted net income per share is based upon the Company’s historical net income as adjusted to reflect the conversion of the Company from a limited liability company into a Delaware corporation. Prior to such conversion, the Company was treated as a partnership and generally was not subject to income taxes. The pro forma net income, therefore, includes adjustments for income tax expense as if the Company had been a corporation and subject to income taxes at an assumed combined federal, state, and local income tax rate of 39.4%.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted pro forma net loss per share:

(in thousands except per share data)	Year Ended December 31,
2014
Numerator:
Net loss	$(3,685)

Denominator:
Weighted average shares of basic and diluted common stock outstanding	12,013

Pro forma net loss per share:
Basic and Diluted	$(0.31)

The Company had the following dilutive securities that were not included in the computations of pro forma net loss per share as they were considered anti-dilutive:

(in thousands)	Year Ended December 31,
2014
Warrants	9,509
Stock options	6,925

Note 15. Selected Quarterly Financial Data (Unaudited)

	2015 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Net revenue	$81,118	$117,516	$129,568	$113,020
Operating income	10,838	23,454	36,846	13,592
Net income (loss)	$131	$(8,734)	$16,455	$2,394
Net income (loss) per share[1]:
Basic	$0.01	$(0.50)	$0.94	$0.13
Diluted	$—	$(0.50)	$0.60	$0.08

	2016 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Net revenue	$94,432	$137,157	$165,756	$119,521
Operating income	5,792	17,783	38,938	14,917
Net (loss) income	$(1,383)	$5,602	$15,863	$3,211
Net (loss) income per share[1]:
Basic	$(0.08)	$0.31	$0.86	$0.17
Diluted	$(0.08)	$0.20	$0.58	$0.12
1Net income (loss) per share is computed independently for each quarter presented. Therefore, the sum of the quarters may not necessarily equal the total for the year.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Subsequent Events

On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin has been reduced by 25 basis points to 300 basis points. The LIBOR floor of 1.00% remains unchanged and a 1.00% prepayment premium will apply in the event any Term Loans are repriced, repaid or refinanced within six months of the repricing. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged.

SCHEDULE II
TOWNSQUARE MEDIA, INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2014	$2,650	$1,903	$(1,203)	$3,350
2015	$3,350	$1,170	$(2,406)	$2,114
2016	$2,114	$1,921	$(2,602)	$1,433

S-1