Form 10-Q
period 2017-03-31
Townsquare Media, Inc.
filed 2017-05-09
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of May 8, 2017, the registrant had 18,468,938 outstanding shares of common stock consisting of: (i)13,810,113 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	December 31, 2016	March 31, 2017
ASSETS
Current assets:
Cash	$51,540	$40,632
Accounts receivable, net of allowance of $1,433 and $1,491, respectively	59,642	52,363
Prepaid expenses and other current assets	11,445	13,170
Total current assets	122,627	106,165
Property and equipment, net	139,607	140,863
Intangible assets, net	513,915	513,312
Goodwill	292,953	295,266
Investments	4,313	4,313
Other assets	7,290	10,444
Total assets	$1,080,705	$1,070,363
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,602	$8,189
Current portion of long-term debt	6,901	48
Deferred revenue	17,213	23,360
Accrued expenses and other current liabilities	25,813	18,571
Accrued interest	4,622	9,135
Total current liabilities	65,151	59,303
Long-term debt, less current portion (net of deferred finance costs of $8,006 and $7,884, respectively)	564,315	564,060
Deferred tax liability	50,967	48,976
Other long-term liabilities	10,221	10,014
Total liabilities	690,654	682,353
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 13,735,690 and 13,810,113 shares issued and outstanding, respectively	137	138
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 shares issued and outstanding	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	184	185
Additional paid-in capital	365,434	366,388
Retained earnings	24,450	21,399
Accumulated other comprehensive loss	(722)	(665)
Non-controlling interest	705	703
Total stockholders’ equity	390,051	388,010
Total liabilities and stockholders’ equity	$1,080,705	$1,070,363
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2016	2017

Net revenue	$94,432	$88,417

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	76,905	73,011
Depreciation and amortization	6,123	6,390
Corporate expenses	5,557	5,349
Stock-based compensation	252	188
Transaction costs	169	199
Net gain on sale of assets	(366)	(2)
Total operating costs and expenses	88,640	85,135
Operating income	5,792	3,282
Other expense (income):
Interest expense, net	8,565	8,254
Repurchase of debt	(34)	—
Other (income) expense, net	(449)	33
Loss before income taxes	(2,290)	(5,005)
Benefit for income taxes	(907)	(1,997)
Net loss	$(1,383)	$(3,008)

Net (loss) income attributable to:
Controlling interests	$(1,461)	$(3,051)
Non-controlling interests	78	43

Net loss per share:
Basic	$(0.08)	$(0.16)
Diluted	$(0.08)	$(0.16)

Weighted average shares outstanding:
Basic	17,863	18,429
Diluted	17,863	18,429
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2017

Net loss	$(1,383)	$(3,008)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(357)	57
Total comprehensive loss	(1,740)	(2,951)
Less: Comprehensive income attributable to noncontrolling interest	78	43
Comprehensive loss attributable to controlling interest	$(1,818)	$(2,994)
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance at January 1, 2017	13,735,690	3,022,484	1,636,341	8,977,676	$184	$365,434	$24,450	$(722)	$705	$390,051
Net (loss) income	—	—	—	—	—	—	(3,051)	—	43	(3,008)
Joint venture acquisition	48,035	—	—	—	1	512	—	—	—	513
Stock options exercised	26,388	—	—	—	—	254	—	—	—	254
Stock-based compensation	—	—	—	—	—	188	—	—	—	188
Foreign currency exchange	—	—	—	—	—	—	—	57	—	57
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(45)	(45)
Balance at March 31, 2017	13,810,113	3,022,484	1,636,341	8,977,676	$185	$366,388	$21,399	$(665)	$703	$388,010
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2017
Cash flows from operating activities:
Net (loss) income attributable to:
Controlling interests	$(1,461)	$(3,051)
Non-controlling interests	78	43
Net loss	$(1,383)	$(3,008)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,123	6,390
Amortization of deferred financing costs	380	471
Deferred income tax benefit	(907)	(1,997)
Provision for doubtful accounts	610	491
Stock-based compensation expense	252	188
Repurchase of debt	(34)	—
Write-off of deferred financing costs	—	83
Net gain on sale of assets	(366)	(2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6,353	5,602
Prepaid expenses and other assets	(7,332)	(4,903)
Accounts payable	(2,871)	(2,416)
Accrued expenses	(1,460)	(1,277)
Accrued interest	4,853	4,543
Other long-term liabilities	(277)	(208)
Net cash provided by operating activities	3,941	3,957
Cash flows from investing activities:
Purchase of property and equipment	(6,496)	(5,653)
Payments for acquisitions, net of cash received	—	(1,803)
Acquisition of intangibles	—	(150)
Proceeds from insurance settlement	451	—
Proceeds from sale of assets	842	161
Net cash used in investing activities	(5,203)	(7,445)
Cash flows from financing activities:
Repayment of long-term debt	(646)	(6,662)
Debt financing costs	—	(432)
Proceeds from exercise of employee stock options	—	254
Cash distributions to non-controlling interests	(29)	(45)
Repayments of capitalized obligations	(42)	(568)
Net cash used in financing activities	(717)	(7,453)
Net effect of foreign currency exchange rate changes	(499)	33
Net decrease in cash and restricted cash	(2,478)	(10,908)
Cash and restricted cash:
Beginning of period	33,298	51,540
End of period	$30,820	$40,632
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2016	2017
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$3,323	$3,157
Income taxes	435	313

Barter transactions:
Barter revenue – included in net revenue	$5,076	$4,869
Barter expense – included in direct operating expenses	3,080	2,725

Equity issued in respect of acquisitions:
Common stock, joint venture acquisition	$—	$513
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of the Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a media, entertainment and digital marketing solutions company principally focused on small and mid-sized markets across the United States. As of March 31, 2017, our assets included 312 radio stations and more than 325 local websites in 66 U.S. markets, a digital marketing solutions company serving approximately 11,200 small to medium sized businesses, approximately 550 live events with nearly 18 million annual attendees in the U.S. and Canada and one of the largest digital advertising networks focused on music and entertainment reaching more than 50 million unique visitors each month. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; music festivals such as Mountain Jam, WE Fest and the Taste of Country Music Festival; touring lifestyle and entertainment events such as the America on Tap craft beer festival series, the Insane Inflatable 5K obstacle race series, and North American Midway Entertainment ("NAME"), North America’s largest mobile amusement company; and tastemaker music and entertainment owned and affiliated websites such as XXLmag.com, TasteofCountry.com, Loudwire.com and BrooklynVegan.com. Funds managed by Oaktree Capital Management, L.P. ("Oaktree") are the Company’s largest equity holder.
Note 2. Summary of Significant Accounting Policies
Except as stated below, there have been no significant changes in the Company’s accounting policies since December 31, 2016. For the Company's detailed accounting policies please refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report on Form 10-K") filed with the Securities and Exchange Commission ("SEC") on March 13, 2017.
Recently Issued Accounting Standards
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
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). The Company currently anticipates adopting the standard using the modified retrospective method. The Company has performed a high-level analysis of its various revenue streams and expects to complete its contract evaluations in 2017, as well as an evaluation of the impact on its business processes, controls and systems.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall. ASU 2016-01 requires cost-method equity investments to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and a measurement of the investment at fair value only when an impairment is qualitatively identified to exist. Additionally, ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the potential impact ASU 2016-01 will have on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 842. The standard is effective for fiscal years beginning after December 15, 2018, and will require measurement of leases at the beginning of the earliest period presented, using a modified retrospective approach. The Company is currently assessing the potential impact ASU 2016-02 will have on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 from the goodwill impairment test. The standard is effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of this new standard to have a material impact on its Consolidated Financial Statements.
Recently Adopted Accounting Standards
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company early adopted ASU 2016-15 in the first quarter of 2017. Our early adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash. ASU 2016-18 relates to the classification of restricted cash on the statement of cash flows. ASU 2016-18 provides guidance on the classification of restricted cash and cash equivalents in the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning and end-of period total amounts shown on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company early adopted ASU 2016-18 in the first quarter of 2017. Our early adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
Note 3. Interim Financial Data
The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2016 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three months ended March 31, 2017 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2017. The Consolidated Balance Sheet as of December 31, 2016 is derived from the audited financial statements at that date.

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
Note 5. Property and Equipment
Property and equipment consisted of the following:

(in thousands)	December 31, 2016	March 31, 2017
Land and improvements	$20,223	$20,245
Buildings and leasehold improvements	36,556	37,339
Broadcast equipment	71,159	72,031
Rides and related equipment	45,159	46,459
Computer and office equipment	11,827	12,240
Furniture and fixtures	11,090	11,870
Transportation equipment	14,249	15,593
Software development costs	10,641	11,925
Total property and equipment, gross	220,904	227,702
Less accumulated depreciation and amortization	(81,297)	(86,839)
Total property and equipment, net	$139,607	$140,863

Depreciation and amortization expense for property and equipment was $4.9 million and $5.6 million for the three months ended March 31, 2016 and 2017, respectively.
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
The Company has selected December 31st as the annual testing date. All fair values of the Company’s intangibles exceeded their carrying value, therefore, no impairment of these assets had occurred as of the date of the annual tests.

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
The following represents the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2017:

(in thousands)	Local Marketing Solutions	Entertainment	Consolidated
Balance at January 1, 2017	$202,862	$90,091	$292,953
Joint venture acquisition	2,313	—	2,313
Balance at March 31, 2017	$205,175	$90,091	$295,266

Intangible assets consist of the following:

(in thousands)	Estimated Useful Life	December 31, 2016	March 31, 2017
Intangible Assets:
FCC licenses	Indefinite	$486,525	$486,525
Trademarks and trade names	Indefinite	4,600	4,600
Customer and advertising relationships	10 years	14,317	14,317
Customer relationships	15 years	8,700	8,700
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademarks	15 years	10,695	10,695
Permits/licenses	1 year	1,000	1,000
Other intangibles	3 years	991	1,141
Total		529,275	529,425
Less: Accumulated amortization		(15,360)	(16,113)
Net amount		$513,915	$513,312

Amortization expense for definite-lived intangible assets was $1.2 million and $0.8 million for the three months ended March 31, 2016 and 2017.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2017 is as follows (in thousands):

2017 (remainder)	$2,237
2018	2,150
2019	2,028
2020	1,980
2021	1,971
Thereafter	11,821
$22,187

Note 7. Long-Term Debt
Total debt outstanding is summarized as follows:

(in thousands)	December 31, 2016	March 31, 2017
2023 Notes	$280,079	$280,079
Term Loans	298,512	291,851
Capitalized obligations	631	62
Debt before deferred financing costs	579,222	571,992
Deferred financing costs	(8,006)	(7,884)
Total debt	571,216	564,108
Less: current portion of long-term debt	(6,901)	(48)
Total long-term debt	$564,315	$564,060

On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and a Senior Secured Credit Facility, which includes a seven year, $275.0 million term loan facility (the "Term Loans") and a five year, $50.0 million revolving credit facility (the "Revolver"). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. On September 1, 2015, the Company increased its incremental term loans by $45.0 million under the Senior Secured Credit Facility.
In the first three months of 2016, the Company voluntarily repurchased $0.7 million of its 2023 Notes at a market price below par, plus accrued interest. The repurchased notes were canceled by the Company. A gain of $34 thousand is included in other (income) expense, net in the Company's Consolidated Statements of Operations for the three months ended March 31, 2016.
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
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points, bringing the interest rate to 4.00% (based on current LIBOR levels) from 4.25%. The LIBOR floor of 1.00% remained unchanged and a 1.00% prepayment premium will apply in the event any Term Loans are repriced, repaid or refinanced within six months of the repricing. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of March 31, 2017, the Company had no outstanding borrowings under the Revolver. The Company capitalized $0.4 million of deferred financing costs in connection with this repricing.
The Term Loans mature on April 1, 2022, and the Revolver matures on April 1, 2020. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess cash flow as defined in the credit agreement (subject to certain reductions).  At December 31, 2016, we were required to make an excess cash flow payment on the outstanding Term Loans of $6.7 million which was subsequently paid on March 20, 2017. The Company recognized an expense of $0.1 million on the accelerated depreciation of unamortized deferred financing costs in connection with this prepayment in the first quarter of 2017. Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries.
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
The Company is in compliance with its covenants under the 2023 Notes and Senior Secured Credit Facility as of March 31, 2017.
As of March 31, 2017, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $280.1 million and $293.3 million, respectively.
Annual maturities of the Company's long-term debt as of March 31, 2017 are as follows (in thousands):

2017 (remainder)	$47
2018	5
2019	5
2020	5
2021	—
Thereafter	571,930
$571,992

Note 8. Stockholders' Equity
The table below presents a summary, as of March 31, 2017, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	13,810,113	One vote per share.
Class B common stock	$0.01	50,000,000	3,022,484	10 votes per share.[2]
Class C common stock	$0.01	50,000,000	1,636,341	No votes.[2]
Warrants			8,977,676	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $898.[3]
Total		400,000,000	27,446,614
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

The foregoing share totals exclude 4,068,507 of Class A common stock and 4,511,236 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $8.96 and $9.63 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.
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

Stock-based Compensation
The Company's 2014 Omnibus Incentive Plan (the "2014 Incentive Plan") provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of March 31, 2017, 3,386,705 shares were available for grant.
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
The following table summarizes stock option activity for the three months ended March 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	8,653,712	$9.51	7.1	$7,805
Exercised	(26,388)	9.63
Forfeited	(47,581)	9.63
Outstanding at March 31, 2017	8,579,743	$9.51	6.8	$22,934

The total intrinsic value of stock options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) and associated cash proceeds was $0.1 million and $0.3 million, respectively for the three months ended March 31, 2017. Stock-based compensation expense was $0.3 million and $0.2 million, respectively, for the three months ended March 31, 2016 and 2017. As of March 31, 2017, total unrecognized stock-based compensation expense is $2.4 million to be recognized over three years.
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
Note 9. Income Taxes
The Company's effective tax rate for the three months ended March 31, 2016 and 2017 was approximately 39.6% and 39.9%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended March 31, 2017 primarily relates to state, local and foreign income taxes.
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2016	March 31, 2017
Accrued compensation and benefits	$12,468	$5,898
Accrued professional fees	1,172	1,011
Accrued commissions	1,883	1,889
Accrued taxes	2,286	2,253
Accrued music and FCC licensing	338	512
Accrued publisher fees	1,593	1,757
Accrued national representation fees	1,265	746
Deferred rent	1,694	1,871
Accrued other	3,114	2,634
	$25,813	$18,571

Note 11. Lease and Other Commitments
Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $4.9 million and $4.2 million for the three months ended March 31, 2016 and 2017, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.
At March 31, 2017, the total minimum annual rental commitments under non-cancelable operating leases are as follows (in thousands):

2017 (remainder)	$7,616
2018	9,005
2019	7,843
2020	5,934
2021	4,245
Thereafter	16,965
Total minimum payments	$51,608

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of March 31, 2017 is approximately $5.0 million and is expected to be paid in accordance with the agreements through April 2019. In addition, the Company has aggregate commitments of $4.1 million for other broadcasting services through December 2019 and aggregate commitments of $13.3 million for a business management platform through 2023.

We normally commit one or more years in advance to provide rides, games and concessions at certain fairs. These agreements include an obligation to pay event fees, which may be expressed as a flat fee or as a percentage of revenue. At March 31, 2017, our total minimum fee commitments for contracts with a remaining term in excess of one year are as follows (in thousands):

2017 (remainder)	$4,936
2018	4,870
2019	3,349
2020	2,116
2021	1,947
Thereafter	5,426
Total minimum payments	$22,644

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
The following table presents the Company’s reportable segment results for the three months ended March 31, 2016:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2016
Net revenue	$75,207	$19,225	$—	$94,432
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	54,165	22,740	—	76,905
Depreciation and amortization	3,129	2,182	812	6,123
Corporate expenses	—	—	5,557	5,557
Stock-based compensation	27	22	203	252
Transaction costs	—	—	169	169
Net gain on sale of assets	—	—	(366)	(366)
Operating income (loss)	$17,886	$(5,719)	$(6,375)	$5,792
Capital expenditures	$2,381	$3,166	$949	$6,496

The following table presents the Company’s reportable segment results for the three months ended March 31, 2017:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2017
Net revenue	$76,076	$12,341	$—	$88,417
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	55,332	17,679	—	73,011
Depreciation and amortization	3,243	2,053	1,094	6,390
Corporate expenses	—	—	5,349	5,349
Stock-based compensation	34	28	126	188
Transaction costs	—	—	199	199
Net gain on sale of assets	—	—	(2)	(2)
Operating income (loss)	$17,467	$(7,419)	$(6,766)	$3,282
Capital expenditures	$3,166	$2,176	$311	$5,653
The following table contains the long-lived assets for each reportable segment:

(in thousands)	December 31, 2016	March 31, 2017
Local Marketing Solutions	$774,908	$777,387
Entertainment	156,875	156,879
Corporate and other reconciling items	14,692	15,175
Total	$946,475	$949,441

NAME conducts a portion of its business in Canada. Consolidated net revenue for the three months ended March 31, 2016 and 2017 includes $0.1 million Canadian revenue, respectively and long-lived assets located in Canada aggregated $3.9 million as of December 31, 2016 and March 31, 2017.

Note 13. Net Loss Per Common Share
The following table sets forth the computations of basic and diluted net loss per share for the three months ended March 31, 2016 and 2017.

(in thousands, except per share data)	Three Months Ended March 31,
	2016	2017

Numerator:
Net loss	$(1,383)	$(3,008)

Denominator:
Weighted average shares of common stock outstanding	17,863	18,429
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	17,863	18,429

Net loss per share:
Basic	$(0.08)	$(0.16)
Diluted	$(0.08)	$(0.16)

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
Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States or Canada, or in the specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2016 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Our primary source of Local Marketing Solutions net revenue is the sale of advertising on our radio stations, local companion websites, radio stations’ online streams and mobile applications. Our sales of advertisements are primarily affected by the demand for advertising from local, regional and national advertisers and the advertising rates we charge. Advertising demand and rates are based primarily on our ability to attract audiences to our various products in the demographic groups targeted by advertisers, as measured principally by various services on a periodic basis. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations and websites helps to insulate our radio stations and websites from the effects of changes in musical tastes of the public with respect to any particular format. We believe that the sale of our online and mobile advertisements, which currently have rates per advertisement that are less than those of terrestrial radio advertisements, has not negatively impacted our terrestrial radio advertising net revenue. Should a significant and sudden shift in demand for these products toward online and mobile occur, there could be a material adverse impact on our financial condition and results of operations if we are unable to increase rates accordingly. However, we believe that as a result of our strong brands and quality online and mobile offerings, we are well positioned to increase rates as demand increases for these products.
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
Our Local Marketing Solutions contracts are generally short-term. In the media industry, companies, including us, sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash. Barter revenue was $5.1 million and $4.9 million and barter expense was $3.1 million and $2.7 million for the three months ended March 31, 2016 and 2017, respectively.
Other sources of revenue within our Local Marketing Solutions segment include other miscellaneous revenue.
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

Entertainment
Our Entertainment segment is composed of a diverse range of live events, which we create, promote and produce, including festivals, concerts, expositions and other experiential events within and beyond our markets, and music and lifestyle content distributed through our owned, operated and affiliated national websites.
Our primary source of Entertainment net revenue is from ticket sales for our live events. Our live events also generate substantial net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Live event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our Entertainment net revenue. In certain cases, we mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather.
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
Macroeconomic Indicators
Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of April 28, 2017, U.S. GDP grew at an annual rate of 0.7% in the first quarter of 2017.
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
Executive Summary
The key developments in our business for the three months ended March 31, 2017, as compared to the same period in 2016 are summarized below:

•	Net revenue for the three months ended March 31, 2017 decreased $6.0 million, or 6.4%. Excluding political revenue, net revenue decreased 5.4%.

•	Local Marketing Solutions net revenue increased $0.9 million, or 1.2%. Excluding political revenue, Local Marketing Solutions net revenue increased 2.5%.

•	Entertainment net revenue decreased $6.9 million, or 35.8%.

Consolidated Results of Operations
Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2017
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended March 31,
	2016	2017	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$75,207	$76,076	$869	1.2%
Entertainment net revenue	19,225	12,341	(6,884)	(35.8)%
Net revenue	94,432	88,417	(6,015)	(6.4)%
Operating costs and expenses:
Local Marketing Solutions direct operating expenses	54,165	55,332	1,167	2.2%
Entertainment direct operating expenses	22,740	17,679	(5,061)	(22.3)%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	76,905	73,011	(3,894)	(5.1)%
Depreciation and amortization	6,123	6,390	267	4.4%
Corporate expenses	5,557	5,349	(208)	(3.7)%
Stock-based compensation	252	188	(64)	(25.4)%
Transaction costs	169	199	30	17.8%
Net gain on sale of assets	(366)	(2)	364	(99.5)%
Total operating costs and expenses	88,640	85,135	(3,505)	(4.0)%
Operating income	5,792	3,282	(2,510)	(43.3)%
Other expense (income):
Interest expense, net	8,565	8,254	(311)	(3.6)%
Repurchase of debt	(34)	—	34	**
Other (income) expense, net	(449)	33	482	(107.3)%
Total other expense	8,082	8,287	205	2.5%
Loss before income taxes	(2,290)	(5,005)	(2,715)	118.6%
Benefit for income taxes	(907)	(1,997)	(1,090)	120.2%
Net loss	$(1,383)	$(3,008)	$(1,625)	117.5%
**Percent change not meaningful.
Net Revenue
Net revenue for the three months ended March 31, 2017 decreased by $6.0 million, or 6.4%, as compared to the same period in 2016. The decrease was driven by a decline in Entertainment net revenue of $6.9 million partially offset by an increase in Local Marketing Solutions net revenue of $0.9 million.
Entertainment net revenue for the three months ended March 31, 2017 decreased $6.9 million, or 35.8%, as compared to the same period in 2016. The decrease was primarily related to declines within our live events business, in part due to the timing of a live event.
Local Marketing Solutions net revenue for the three months ended March 31, 2017 increased $0.9 million, or 1.2%, as compared to the same period in 2016. The increase was driven by an increase in non-political net revenue of $1.8 million, partially offset by decreases in political net revenue of $0.9 million as 2016 was a political year.
Direct Operating Expenses
Direct operating expenses for the three months ended March 31, 2017 decreased by $3.9 million, or 5.1%, as compared to the same period in 2016. The decrease was driven by the decline of Entertainment direct operating expenses of $5.1 million partially offset by an increase in Local Marketing Solutions direct operating expenses of $1.2 million.

Entertainment direct operating expenses for the three months ended March 31, 2017 decreased $5.1 million, or 22.3%, as compared to the same period in 2016. This decrease was primarily related to declines within our live events business, in part due to the timing of a live event.
Local Marketing Solutions direct operating expenses for the three months ended March 31, 2017 increased $1.2 million, or 2.2%, as compared to the same period in 2016. The increase was primarily a result of higher costs in headcount-related expenses including salaries, sales commissions and benefits, to support the growth within our digital businesses.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2017 increased $0.3 million, or 4.4%, as compared to the same period in 2016, primarily related to amortization of capitalized software development costs.
Corporate Expenses
Corporate expense for the three months ended March 31, 2017 decreased $0.2 million, or 3.7%, as compared to the same period in 2016, primarily as a result of decreased professional fees.
Stock-based Compensation
Stock-based compensation expense for the three months ended March 31, 2017 decreased $0.1 million, or 25.4%, as compared to the same period in 2016. The stock-based compensation expense in 2016 and 2017 was related to the grant of stock options in the first quarter of 2016 that vest over a period of four years.
Net Gain on Sale of Assets
Net gain on sale of assets for the three months ended March 31, 2017, decreased $0.4 million, as compared to the same period in 2016. The net gain in the first quarter of 2016 primarily resulted from a $0.4 million gain from an earnout payment related to the 2015 sale of 43 towers.
Other Expense (Income), Net
Interest expense, net is the major recurring component of other expense (income), net. Interest expense, net decreased $0.3 million, or 3.6%, in the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to the repayment of debt in 2016 and 2017.
The following table illustrates the components of our interest expense, net for the periods indicated.

	Three Months Ended March 31,
	2016	2017
(in thousands)
2023 Notes	$4,874	$4,551
Term Loans	3,299	3,147
Capital loans and other	12	2
Loan origination costs	380	554
Interest expense, net	$8,565	$8,254
Benefit for income taxes
We recognized a benefit for income taxes of $2.0 million for the three months ended March 31, 2017. Our effective tax rate for the period was approximately 39.9%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended March 31, 2017 primarily relates to state, local and foreign income taxes.

Liquidity and Capital Resources

	Three Months Ended March 31,
(in thousands)	2016	2017
Cash provided by operating activities	$3,941	$3,957
Cash used in investing activities	(5,203)	(7,445)
Cash used in financing activities	(717)	(7,453)
Net effect of foreign currency exchange rate changes	(499)	33
Net decrease in cash and restricted cash	$(2,478)	$(10,908)
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least one year from the date of this report. As of March 31, 2017, we had $564.1 million of outstanding indebtedness, net of deferred financing costs of $7.9 million, and based on interest rates in effect as of that date, we expect our debt service requirements to be approximately $30.2 million over the next twelve months. In addition, as of March 31, 2017 we had $40.6 million of cash and restricted cash, $52.4 million of receivables from customers, which historically have had an average collection cycle of approximately 45 days, and $50.0 million of available borrowing capacity under our revolving credit facility. We had restricted cash of $0.9 million at December 31, 2016 and March 31, 2017, respectively, included within cash, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
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
Cash Flows from Operating Activities
Net cash provided by operating activities remained constant for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to the decrease of $2.4 million in prepaid expenses, mainly relating to our live events businesses, being offset by increased net loss and increased deferred taxes.
Cash Flows from Investing Activities
Net cash used in investing activities increased $2.2 million to $7.4 million for the three months ended March 31, 2017 from $5.2 million for the same period in 2016. The increase was primarily driven by a payment made for our joint venture acquisition of $1.8 million and decreased proceeds from the sale of assets of $0.7 million due to a 2016 earnout payment related to the 2015 sale of 43 towers. This was partially offset by decreased spending on capital expenditures of $0.8 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $7.5 million for the three months ended March 31, 2017, as compared to $0.7 million for the same period in 2016. This change was driven by an excess cash flow payment on the outstanding Term Loans of $6.7 million made on March 20, 2017. In addition, we paid $0.4 million of deferred financing fees in the three months ended March 31, 2017 in connection with the amendment to the Senior Secured Credit Facility agreement that reduced the applicable interest rate on our Term Loan.

Financing Arrangements
On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 and entered into a Senior Secured Credit Facility, including a seven year, $275.0 million term loan facility and a five year, $50.0 million revolving credit facility. On September 1, 2015, the Company issued incremental term loans of $45.0 million under the Senior Secured Credit Facility.
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points, bringing the interest rate to 4.00% (based on current LIBOR levels) from 4.25%. The LIBOR floor of 1.00% remained unchanged and a 1.00% prepayment premium will apply in the event any Term Loans are repriced, repaid or refinanced within six months of the repricing. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. The Company paid $0.4 million of deferred financing costs in connection with this repricing.
On March 20, 2017, the Company made an excess cash flow payment on the outstanding Term Loans of $6.7 million and recognized an expense of $0.1 million on the accelerated depreciation of unamortized deferred financing costs in the first quarter of 2017.
As of March 31, 2017, the Company had $291.9 million of Term Loan borrowings, and no outstanding borrowings under the Revolver. As of March 31, 2017, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.
We have historically serviced our debt obligations from funds generated by operating activities. We believe that our cash balance, together with our remaining capacity under the Revolver and cash generated by operating activities, will be sufficient to fund our operations, service our debt obligations and pursue our strategy for one year from the date of this report.
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
We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K reflect our more significant judgments and estimates used in the preparation of the consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.
Recent Accounting Standards
For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2 of the Notes to Unaudited Consolidated Financial Statements included under Item 1.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion should be read together with our unaudited consolidated financial statements and related notes to unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed within our audited consolidated financial statements and related notes to audited consolidated financial statements included in our 2016 Annual Report on Form 10-K.
Interest Rate Risk
As of March 31, 2017, we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing 2023 Notes.

As of March 31, 2017, we were subject to market risk from exposure to changes in interest rates on borrowings under our Senior Secured Credit Facility, specifically the impact of LIBOR interest rates on our variable rate borrowings. Based upon our March 31, 2017 outstanding term loan borrowings of $291.9 million under the Senior Secured Credit Facility, an increase in the LIBOR interest rate of 1% would result in an increase in our annual interest expense of approximately $3.0 million. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
During 2016, the Company began implementing WideOrbit to replace Marketron as its billing and radio traffic system.  As of March 31, 2017, WideOrbit has been implemented in 27 of the 66 markets.  The Company has enhanced the documentation of internal control processes and procedures relating to the new system to supplement existing internal controls over financial reporting, as appropriate. The system changes were undertaken to increase the efficiency of system integration and information consolidation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
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
Item 1A. Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in our 2016 Annual Report on Form 10-K for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 31, 2017, the Company issued 48,035 shares of Class A common stock as a portion of the consideration in its acquisition of an interest in a joint venture.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWNSQUARE MEDIA, INC.

By:	/s/ Steven Price
Name: Steven Price
Title: Chairman & Chief Executive Officer

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer
Date: May 9, 2017

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document