Form 10-Q
period 2017-06-30
Townsquare Media, Inc.
filed 2017-08-09
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

As of August 8, 2017, the registrant had 18,478,464 outstanding shares of common stock consisting of: (i)13,819,639 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	December 31, 2016	June 30, 2017
ASSETS
Current assets:
Cash	$51,540	$31,072
Accounts receivable, net of allowance of $1,433 and $1,468, respectively	59,642	66,536
Prepaid expenses and other current assets	11,445	13,374
Total current assets	122,627	110,982
Property and equipment, net	139,607	142,659
Intangible assets, net	513,915	512,549
Goodwill	292,953	295,266
Investments	4,313	4,563
Other assets	7,290	9,967
Total assets	$1,080,705	$1,075,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,602	$9,357
Current portion of long-term debt	6,901	5
Deferred revenue	17,213	17,721
Accrued expenses and other current liabilities	25,813	23,397
Accrued interest	4,622	4,586
Total current liabilities	65,151	55,066
Long-term debt, less current portion (net of deferred finance costs of $8,006 and $7,504, respectively)	564,315	564,439
Deferred tax liability	50,967	52,814
Other long-term liabilities	10,221	9,804
Total liabilities	690,654	682,123
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 13,735,690 and 13,819,639 shares issued and outstanding, respectively	137	138
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 shares issued and outstanding	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	184	185
Additional paid-in capital	365,434	366,663
Retained earnings	24,450	26,567
Accumulated other comprehensive loss	(722)	(608)
Non-controlling interest	705	1,056
Total stockholders’ equity	390,051	393,863
Total liabilities and stockholders’ equity	$1,080,705	$1,075,986
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Net revenue	$137,157	$140,663	$231,589	$229,080

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	105,594	108,724	182,498	181,735
Depreciation and amortization	6,003	6,836	12,126	13,226
Corporate expenses	6,313	6,635	11,870	11,984
Stock-based compensation	204	183	457	371
Transaction costs	181	190	350	389
Net loss on sale and retirement of assets	1,079	716	713	714
Total operating costs and expenses	119,374	123,284	208,014	208,419
Operating income	17,783	17,379	23,575	20,661
Other expense (income):
Interest expense, net	8,881	7,990	17,446	16,244
Repurchase of debt	(427)	—	(461)	—
Other expense (income), net	44	16	(403)	49
Income before income taxes	9,285	9,373	6,993	4,368
Provision for income taxes	3,683	3,810	2,776	1,813
Net income	$5,602	$5,563	$4,217	$2,555

Net income attributable to:
Controlling interests	$5,451	$5,168	$4,007	$2,117
Non-controlling interests	151	395	210	438

Net income per share:
Basic	$0.31	$0.30	$0.23	$0.14
Diluted	$0.20	$0.20	$0.15	$0.09

Weighted average shares outstanding:
Basic	18,365	18,470	18,114	18,450
Diluted	27,438	28,445	27,238	28,498
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in Thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Net income	$5,602	$5,563	$4,217	$2,555
Other comprehensive income:
Foreign currency translation adjustments	10	57	(347)	114
Total comprehensive income	5,612	5,620	3,870	2,669
Less: Comprehensive income attributable to noncontrolling interest	151	395	210	438
Comprehensive income attributable to controlling interest	$5,461	$5,225	$3,660	$2,231
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance at January 1, 2017	13,735,690	3,022,484	1,636,341	8,977,676	$184	$365,434	$24,450	$(722)	$705	$390,051
Net income	—	—	—	—	—	—	2,117	—	438	2,555
Joint venture acquisition	48,035	—	—	—	1	512	—	—	—	513
Stock options exercised	35,914	—	—	—	—	346	—	—	—	346
Stock-based compensation	—	—	—	—	—	371	—	—	—	371
Foreign currency exchange	—	—	—	—	—	—	—	114	—	114
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(87)	(87)
Balance at June 30, 2017	13,819,639	3,022,484	1,636,341	8,977,676	$185	$366,663	$26,567	$(608)	$1,056	$393,863
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2017
Cash flows from operating activities:
Net income attributable to:
Controlling interests	$4,007	$2,117
Non-controlling interests	210	438
Net income	$4,217	$2,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,126	13,226
Amortization of deferred financing costs	809	851
Deferred income tax expense	2,776	1,813
Provision for doubtful accounts	1,272	1,112
Stock-based compensation expense	457	371
Repurchase of debt	(461)	—
Write-off of deferred financing costs	339	83
Net loss on sale and retirement of assets	713	714
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,050)	(11,041)
Prepaid expenses and other assets	(5,511)	(4,252)
Accounts payable	5,642	(1,497)
Accrued expenses	(3,147)	(2,087)
Accrued interest	(291)	(5)
Other long-term liabilities	(477)	(416)
Net cash provided by operating activities	13,414	1,427
Cash flows from investing activities:
Purchase of property and equipment	(12,416)	(12,352)
Payments for acquisitions, net of cash received	(373)	(2,157)
Acquisition of intangibles	—	(150)
Proceeds from insurance settlement	451	—
Proceeds from sale of assets	1,162	190
Net cash used in investing activities	(11,176)	(14,469)
Cash flows from financing activities:
Repayment of long-term debt	(17,460)	(6,662)
Deferred financing costs	—	(432)
Proceeds from sale of minority interest in subsidiary	50	—
Proceeds from exercise of employee stock options	—	346
Cash distributions to non-controlling interests	(88)	(87)
Repayments of capitalized obligations	(84)	(613)
Net cash used in financing activities	(17,582)	(7,448)
Net effect of foreign currency exchange rate changes	(346)	22
Net decrease in cash and restricted cash	(15,690)	(20,468)
Cash and restricted cash:
Beginning of period	33,298	51,540
End of period	$17,608	$31,072
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2016	2017
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$16,573	$15,314
Income taxes	815	1,341

Purchase obligations:
Capital lease	$525	$—

Barter transactions:
Barter revenue – included in net revenue	$9,732	$11,633
Barter expense – included in direct operating expenses	6,818	6,624

Equity issued in respect of acquisitions:
Common stock, joint venture acquisition	$—	$513
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of the Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a media, entertainment and digital marketing solutions company principally focused on small and mid-sized markets across the United States. As of June 30, 2017, our assets included 312 radio stations and more than 325 local websites in 66 U.S. markets, a digital marketing solutions company serving approximately 11,750 small to medium sized businesses, approximately 550 live events with nearly 18 million annual attendees in the U.S. and Canada and one of the largest digital advertising networks focused on music and entertainment reaching more than 50 million unique visitors each month. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; music festivals such as Mountain Jam, WE Fest and the Taste of Country Music Festival; touring lifestyle and entertainment events such as the America on Tap craft beer festival series, the Insane Inflatable 5K obstacle race series, and North American Midway Entertainment ("NAME"), North America’s largest mobile amusement company; and tastemaker music and entertainment owned and affiliated websites such as XXLmag.com, TasteofCountry.com, Loudwire.com and BrooklynVegan.com. Funds managed by Oaktree Capital Management, L.P. ("Oaktree") are the Company’s largest equity holder.
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
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. We have outlined our testing plan based on our various revenue streams. We will complete our contract evaluations in 2017, as well as an evaluation of the impact on our business processes, controls and systems. We plan on initially testing the broadcast and digital fees earned from our advertising revenue and then the testing of revenue streams within the entertainment revenue segment. We do not expect the application of this ASU to have a material impact on our recognition of revenue.

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
In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this new standard to have a material impact on its Consolidated Financial Statements.
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

Note 3. Interim Financial Data
The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2016 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three and six months ended June 30, 2017 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2017. The Consolidated Balance Sheet as of December 31, 2016 is derived from the audited financial statements at that date.
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
Note 4. Investments
Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. Management does not exercise significant control over operating and financial policies of the investees, accordingly the investments are reflected under the cost method of accounting. The initial equity valuations were based upon a discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the Accounting Standards Codification Section 820 framework. The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”

Note 5. Property and Equipment
Property and equipment consisted of the following:

(in thousands)	December 31, 2016	June 30, 2017
Land and improvements	$20,223	$20,305
Buildings and leasehold improvements	36,556	38,822
Broadcast equipment	71,159	71,994
Rides and related equipment	45,159	48,376
Computer and office equipment	11,827	12,449
Furniture and fixtures	11,090	13,207
Transportation equipment	14,249	16,008
Software development costs	10,641	13,173
Total property and equipment, gross	220,904	234,334
Less accumulated depreciation and amortization	(81,297)	(91,675)
Total property and equipment, net	$139,607	$142,659

Depreciation and amortization expense for property and equipment was $5.0 million and $6.1 million for the three months ended June 30, 2016 and 2017, respectively and $9.8 million and $11.7 million for the six months ended June 30, 2016 and 2017, respectively.
Note 6. Goodwill and Other Intangible Assets
Indefinite-lived assets consist of FCC broadcast licenses, certain trademarks and trade names and goodwill. FCC licenses represent a substantial portion of the Company’s total assets. The FCC licenses are renewable in the ordinary course of business, generally for a maximum of eight years. The fair value of FCC licenses is primarily dependent on the future cash flows of the radio markets and other assumptions, including, but not limited to, forecasted revenue growth rates, profit margins and a risk-adjusted discount rate.
The Company has selected December 31st as the annual testing date. All fair values of the Company’s intangible assets exceeded their carrying value, therefore, no impairment of these assets had occurred as of the date of the annual tests.
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
The following represents the changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2017:

(in thousands)	Local Marketing Solutions	Entertainment	Consolidated
Balance at January 1, 2017	$202,862	$90,091	$292,953
Joint venture acquisition	2,313	—	2,313
Balance at June 30, 2017	$205,175	$90,091	$295,266

Intangible assets consist of the following:

(in thousands)	Estimated Useful Life	December 31, 2016	June 30, 2017
Intangible Assets:
FCC licenses	Indefinite	$486,525	$486,525
Trademarks and trade names	Indefinite	4,600	4,600
Customer and advertising relationships	10 years	14,317	14,317
Customer relationships	15 years	8,700	8,700
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademarks	15 years	10,695	10,695
Permits/licenses	1 year	1,000	1,000
Other intangibles	3 years	991	1,141
Total		529,275	529,425
Less: Accumulated amortization		(15,360)	(16,876)
Net amount		$513,915	$512,549

Amortization expense for definite-lived intangible assets was $1.1 million and $0.7 million for the three months ended June 30, 2016 and 2017, respectively and $2.3 million and $1.5 million for the six months ended June 30, 2016 and 2017, respectively.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2017 is as follows (in thousands):

2017 (remainder)	$1,474
2018	2,150
2019	2,028
2020	1,980
2021	1,971
Thereafter	11,821
$21,424

Note 7. Long-Term Debt
Total debt outstanding is summarized as follows:

(in thousands)	December 31, 2016	June 30, 2017
2023 Notes	$280,079	$280,079
Term Loans	298,512	291,851
Capitalized obligations	631	18
Debt before deferred financing costs	579,222	571,948
Deferred financing costs	(8,006)	(7,504)
Total debt	571,216	564,444
Less: current portion of long-term debt	(6,901)	(5)
Total long-term debt	$564,315	$564,439

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
During the six months ended June 30, 2016, the Company voluntarily repurchased $17.9 million of its 2023 Notes at a market price below par, plus accrued interest. The repurchased notes were canceled by the Company. A gain of $0.4 million and $0.5 million is included in other expense (income), net in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2016, respectively.
During the three and six months ended June 30, 2016, the Company recognized a loss of $0.3 million on the write-off of unamortized deferred financing costs in connection with the voluntary repurchases on its 2023 Notes, which is included in interest expense, net in the Company's Consolidated Statements of Operations for the three and six months ended June 30, 2016.
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
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points, bringing the interest rate to LIBOR plus 3.00% from LIBOR plus 3.25%. The LIBOR floor of 1.00% remained unchanged and a 1.00% prepayment premium will apply in the event any Term Loans are repriced, repaid or refinanced within six months of the repricing. As of June 30, 2017, LIBOR increased to 1.30% bringing the interest rate to 4.30%. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of June 30, 2017, the Company had no outstanding borrowings under the Revolver. The Company capitalized $0.4 million of deferred financing costs in connection with this repricing.
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
The Company is in compliance with its covenants under the 2023 Notes and Senior Secured Credit Facility as of June 30, 2017.
As of June 30, 2017, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $282.6 million and $291.9 million, respectively.

Annual maturities of the Company's long-term debt as of June 30, 2017 are as follows (in thousands):

2017 (remainder)	$3
2018	5
2019	5
2020	5
2021	—
Thereafter	571,930
$571,948

Note 8. Stockholders' Equity
The table below presents a summary, as of June 30, 2017, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	13,819,639	One vote per share.
Class B common stock	$0.01	50,000,000	3,022,484	10 votes per share.[2]
Class C common stock	$0.01	50,000,000	1,636,341	No votes.[2]
Warrants			8,977,676	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $898.[3]
Total		400,000,000	27,456,140
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

The foregoing share totals exclude 3,999,692 of Class A common stock and 4,511,236 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $8.96 and $10.62 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.
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
Stock-based Compensation
The Company's 2014 Omnibus Incentive Plan (the "2014 Incentive Plan") provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of June 30, 2017, 3,440,994 shares were available for grant.
On January 25, 2017, the Company granted 50,000 options. The weighted average grant date fair value of stock options granted was $3.68. The options granted have a five-year term with 50% vesting in year three and 50% vesting in year four.

The grant date fair value of the equity options granted is estimated using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company's common stock price, dividend yield and the risk-free rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted for the six months ended June 30, 2017.

Expected volatility	40.0%
Expected term	4.25 years
Risk free interest rate	1.8%
Expected dividend yield	0.0%

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
With the exception of the options that were granted to employees in the first quarter of 2016 and 2017, the options provide for immediate vesting. The expected term was calculated using the simplified method, defined as the midpoint between the vesting period and the contractual term of each award. The expected volatility was based on market conditions of the Company and comparable companies. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not paid dividends and therefore did not utilize a dividend yield in the calculations.
The following table summarizes stock option activity for the six months ended June 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	8,653,712	$9.51	7.1	$7,805
Granted	50,000	10.62
Exercised	(35,914)	9.63
Forfeited	(156,870)	9.45
Outstanding at June 30, 2017	8,510,928	$9.52	6.6	$6,183

The total intrinsic value of stock options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) and associated cash proceeds was $0.1 million and $0.3 million, respectively for the six months ended June 30, 2017.
As of January 1, 2017 and June 30, 2017, there were 5,000 restricted stock units outstanding with a weighted average grant date fair value per share of $9.16. The fair value of the restricted stock units is equal to the closing share price on the date of the grant. The restricted stock units granted have a five-year vesting term. The Company has aggregate restricted stock units commitments of $0.2 million through 2021.
Stock-based compensation expense was $0.2 million and $0.2 million, respectively, for the three months ended June 30, 2016 and 2017 and $0.5 million and $0.4 million, respectively, for the six months ended June 30, 2016 and 2017. As of June 30, 2017, total unrecognized stock-based compensation expense related to our stock options and restricted stock units was $2.4 million and $35 thousand, respectively, and is expected to be recognized over a weighted average period of 2.6 and 3.6 years, respectively.
The Company has issued stock to employees and independent directors. The shares are subject to a Selldown Agreement, pursuant to which FiveWire Media Ventures LLC ("FiveWire") (an entity formed for the purpose of investing in the Company by certain members of management, (the "FiveWire Holders")) are subject to certain restrictions on sales of the Company's common stock held by them. Pursuant to the terms of the Selldown Agreement, the FiveWire Holders and certain other members of management are generally restricted from transferring a specified percentag

e (which is expected to range between 50% and 100%) of the shares of the Company's common stock held by them at the closing of the July 24, 2014 initial public offering (the "IPO"). If Oaktree sells a portion of the shares of common stock or warrants to purchase common stock that it holds (the percentage of shares and warrants, collectively, held by Oaktree at such time that it sells in such a transaction, referred to as the "Sale Percentage"), those subject to the Selldown Agreement will be permitted to sell a percentage of the shares of common stock and warrants held by them, up to an amount equal to the Sale Percentage. The Selldown Agreement will terminate on the earlier of (i) the date that Oaktree no longer holds at least 10% of the shares of common stock and warrants exercisable for common stock, collectively, held by Oaktree immediately following closing of the IPO, and (ii) the third anniversary of the closing of the IPO. This agreement was terminated on July 24, 2017.
Note 9. Income Taxes
The Company's effective tax rate for the six months ended June 30, 2016 and 2017 was approximately 39.7% and 41.5%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the six months ended June 30, 2017 primarily relates to state, local and foreign income taxes.
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2016	June 30, 2017
Accrued compensation and benefits	$12,468	$8,385
Accrued professional fees	1,172	977
Accrued commissions	1,883	2,204
Accrued taxes	2,286	2,228
Accrued music and FCC licensing	338	578
Accrued publisher fees	1,593	2,121
Accrued national representation fees	1,265	821
Deferred rent	1,694	1,649
Accrued other	3,114	4,434
	$25,813	$23,397

Note 11. Leases and Other Commitments
Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $5.6 million and $5.5 million for the three months ended June 30, 2016 and 2017, respectively and approximately $10.5 million and $9.7 million for the six months ended June 30, 2016 and 2017, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.
At June 30, 2017, the total minimum annual rental commitments under non-cancelable operating leases are as follows (in thousands):

2017 (remainder)	$5,128
2018	9,572
2019	8,472
2020	6,305
2021	4,619
Thereafter	17,203
Total minimum payments	$51,299

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of June 30, 2017 is approximately $3.2 million and is expected to be paid in accordance with the agreements through April 2019. In addition, the Company has aggregate commitments of $3.8 million for other broadcasting services through December 2019 and aggregate commitments of $13.1 million for a business management platform through 2023.
We normally commit one or more years in advance to provide rides, games and concessions at certain fairs. These agreements include an obligation to pay event fees, which may be expressed as a flat fee or as a percentage of revenue. At June 30, 2017, our total minimum fee commitments for contracts with a remaining term in excess of one year are as follows (in thousands):

2017 (remainder)	$4,446
2018	4,871
2019	3,349
2020	2,116
2021	1,947
Thereafter	5,426
Total minimum payments	$22,155

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
The following table presents the Company’s reportable segment results for the three months ended June 30, 2016:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Net revenue	$86,704	$50,453	$—	$137,157
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	54,889	50,705	—	105,594
Depreciation and amortization	2,826	2,126	1,051	6,003
Corporate expenses	—	—	6,313	6,313
Stock-based compensation	36	31	137	204
Transaction costs	—	—	181	181
Net loss on sale and retirement of assets	—	—	1,079	1,079
Operating income (loss)	$28,953	$(2,409)	$(8,761)	$17,783

The following table presents the Company’s reportable segment results for the three months ended June 30, 2017:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Net revenue	$90,458	$50,205	$—	$140,663
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	59,408	49,316	—	108,724
Depreciation and amortization	3,726	2,137	973	6,836
Corporate expenses	—	—	6,635	6,635
Stock-based compensation	24	30	129	183
Transaction costs	—	—	190	190
Net loss on sale and retirement of assets	—	—	716	716
Operating income (loss)	$27,300	$(1,278)	$(8,643)	$17,379
The following table presents the Company’s reportable segment results for the six months ended June 30, 2016:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Net revenue	$161,911	$69,678	$—	$231,589
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	109,053	73,445	—	182,498
Depreciation and amortization	5,659	4,308	2,159	12,126
Corporate expenses	—	—	11,870	11,870
Stock-based compensation	63	53	341	457
Transaction costs	—	—	350	350
Net loss on sale and retirement of assets	—	—	713	713
Operating income (loss)	$47,136	$(8,128)	$(15,433)	$23,575
Capital expenditures	$4,866	$6,077	$1,473	$12,416

The following table presents the Company’s reportable segment results for the six months ended June 30, 2017:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Net revenue	$166,534	$62,546	$—	$229,080
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	114,740	66,995	—	181,735
Depreciation and amortization	6,969	4,190	2,067	13,226
Corporate expenses	—	—	11,984	11,984
Stock-based compensation	58	58	255	371
Transaction costs	—	—	389	389
Net loss on sale and retirement of assets	—	—	714	714
Operating income (loss)	$44,767	$(8,697)	$(15,409)	$20,661
Capital expenditures	$6,975	$4,863	$514	$12,352
The following table contains the long-lived assets for each reportable segment:

(in thousands)	December 31, 2016	June 30, 2017
Local Marketing Solutions	$774,908	$778,234
Entertainment	156,875	157,497
Corporate and other reconciling items	14,692	14,743
Total	$946,475	$950,474

NAME conducts a portion of its business in Canada. Consolidated net revenue for the three months ended June 30, 2016 and 2017 includes $3.1 million and $2.9 million of Canadian revenue, respectively and $3.2 million and $3.0 million for the six months ended June 30, 2016 and 2017, respectively. Long-lived assets located in Canada aggregated $3.9 million and $4.3 million as of December 31, 2016 and June 30, 2017, respectively.
Note 13. Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per share for the three and six months ended June 30, 2016 and 2017.

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017

Numerator:
Net income	$5,602	$5,563	$4,217	$2,555

Denominator:
Weighted average shares of common stock outstanding	18,365	18,470	18,114	18,450
Effect of dilutive common stock equivalents	9,073	9,975	9,124	10,048
Weighted average diluted common shares outstanding	27,438	28,445	27,238	28,498

Net income per share:
Basic	$0.31	$0.30	$0.23	$0.14
Diluted	$0.20	$0.20	$0.15	$0.09

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
Our Local Marketing Solutions contracts are generally short-term. In the media industry, companies, including us, sometimes utilize barter agreements that exchange advertising time for goods or services such as travel, lodging or assets, instead of cash. Barter revenue was $4.6 million and $6.7 million and barter expense was $3.7 million and $3.9 million for the three months ended June 30, 2016 and 2017, respectively. Barter revenue was $9.7 million and $11.6 million and barter expense was $6.8 million and $6.6 million for the six months ended June 30, 2016 and 2017, respectively.
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
Macroeconomic Indicators
Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of July 28, 2017, U.S. GDP grew at an annual rate of 2.6% in the second quarter of 2017.
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

Executive Summary
The key developments in our business for the three months ended June 30, 2017, as compared to the same period in 2016 are summarized below:

•	Net revenue for the three months ended June 30, 2017 increased $3.5 million, or 2.6%. Excluding political revenue, net revenue increased 2.9%.

•	Local Marketing Solutions net revenue increased $3.8 million, or 4.3%. Excluding political revenue, Local Marketing Solutions net revenue increased 4.8%.

•	Entertainment net revenue decreased $0.2 million, or 0.5%.
The key developments in our business for the six months ended June 30, 2017, as compared to the same period in 2016 are summarized below:

•	Net revenue for the six months ended June 30, 2017 decreased $2.5 million, or 1.1%. Excluding political revenue, net revenue decreased 0.5%.

•	Local Marketing Solutions net revenue increased $4.6 million, or 2.9%. Excluding political revenue, Local Marketing Solutions net revenue increased 3.7%.
•Entertainment net revenue decreased $7.1 million, or 10.2%.

Consolidated Results of Operations
Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2017
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended June 30,
	2016	2017	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$86,704	$90,458	$3,754	4.3%
Entertainment net revenue	50,453	50,205	(248)	(0.5)%
Net revenue	137,157	140,663	3,506	2.6%
Operating costs and expenses:
Local Marketing Solutions direct operating expenses	54,889	59,408	4,519	8.2%
Entertainment direct operating expenses	50,705	49,316	(1,389)	(2.7)%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	105,594	108,724	3,130	3.0%
Depreciation and amortization	6,003	6,836	833	13.9%
Corporate expenses	6,313	6,635	322	5.1%
Stock-based compensation	204	183	(21)	(10.3)%
Transaction costs	181	190	9	5.0%
Net loss on sale and retirement of assets	1,079	716	(363)	(33.6)%
Total operating costs and expenses	119,374	123,284	3,910	3.3%
Operating income	17,783	17,379	(404)	(2.3)%
Other expense (income):
Interest expense, net	8,881	7,990	(891)	(10.0)%
Repurchase of debt	(427)	—	427	**
Other expense (income), net	44	16	(28)	(63.6)%
Total other expense	8,498	8,006	(492)	(5.8)%
Income before income taxes	9,285	9,373	88	0.9%
Provision for income taxes	3,683	3,810	127	3.4%
Net income	$5,602	$5,563	$(39)	(0.7)%
**Percent change not meaningful.
Net Revenue
Net revenue for the three months ended June 30, 2017 increased by $3.5 million, or 2.6%, as compared to the same period in 2016. The increase was driven by an increase in Local Marketing Solutions net revenue of $3.8 million partially offset by a decline in Entertainment net revenue of $0.2 million.
Local Marketing Solutions net revenue for the three months ended June 30, 2017 increased $3.8 million, or 4.3%, as compared to the same period in 2016. The increase was driven by an increase in non-political net revenue of $4.2 million, partially offset by decreases in political net revenue of $0.4 million as 2016 was a political year.
Entertainment net revenue for the three months ended June 30, 2017 decreased $0.2 million, or 0.5%, as compared to the same period in 2016. The slight decline was a result of revenue declines in certain live events and in our national digital business.
Direct Operating Expenses
Direct operating expenses for the three months ended June 30, 2017 increased by $3.1 million, or 3.0%, as compared to the same period in 2016. The increase was driven by an increase in Local Marketing Solutions direct operating expenses of $4.5 million partially offset by the decline of Entertainment direct operating expenses of $1.4 million.

Local Marketing Solutions direct operating expenses for the three months ended June 30, 2017 increased $4.5 million, or 8.2%, as compared to the same period in 2016. The increase was primarily a result of higher costs in headcount-related expenses including salaries, sales commissions and benefits, to support the growth within our digital businesses.
Entertainment direct operating expenses for the three months ended June 30, 2017 decreased $1.4 million, or 2.7%, as compared to the same period in 2016. This decrease was primarily related to declines within our national digital business.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2017 increased $0.8 million, or 13.9%, as compared to the same period in 2016, primarily related to amortization of capitalized software development costs.
Corporate Expenses
Corporate expense for the three months ended June 30, 2017 increased $0.3 million, or 5.1%, as compared to the same period in 2016, primarily as a result of increased professional fees and compensation.
Stock-based Compensation
Stock-based compensation expense for the three months ended June 30, 2017 decreased 10.3% as compared to the same period in 2016. The stock-based compensation expense relates to the grant of stock options in the first quarter of 2016 and 2017 that vest over a period of four years.
Transaction Costs
Transaction costs for the three months ended June 30, 2017 increased 5.0% as compared to the same period in 2016.
Net Loss on Sale and Retirement of Assets
Net loss on sale and retirement of assets for the three months ended June 30, 2017, decreased $0.4 million, as compared to the same period in 2016. The net loss in the second quarter of 2017 primarily relates to the retirement of certain assets. The net loss in the second quarter of 2016 was primarily composed of a $1.0 million loss on the sale of certain live events.
Other Expense (Income), Net
Interest expense, net is the major recurring component of other expense (income), net. Interest expense, net decreased $0.9 million, or 10.0%, in the three months ended June 30, 2017, as compared to the same period in 2016. This decrease was primarily due to the repayment of debt in 2016 and 2017 as well as the 2017 repricing of our Term Loans.
The following table illustrates the components of our interest expense, net for the periods indicated.

	Three Months Ended June 30,
	2016	2017
(in thousands)
2023 Notes	$4,804	$4,551
Term Loans	3,299	3,056
Capital loans and other	11	2
Loan origination costs	767	381
Interest expense, net	$8,881	$7,990
Provision for income taxes
We recognized a provision for income taxes of $3.8 million for the three months ended June 30, 2017. Our effective tax rate for the period was approximately 40.6%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended June 30, 2017 primarily relates to state, local and foreign income taxes.

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2017
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Six Months Ended June 30,
	2016	2017	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$161,911	$166,534	$4,623	2.9%
Entertainment net revenue	69,678	62,546	(7,132)	(10.2)%
Net revenue	231,589	229,080	(2,509)	(1.1)%
Operating costs and expenses:
Local Marketing Solutions direct operating expenses	109,053	114,740	5,687	5.2%
Entertainment direct operating expenses	73,445	66,995	(6,450)	(8.8)%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	182,498	181,735	(763)	(0.4)%
Depreciation and amortization	12,126	13,226	1,100	9.1%
Corporate expenses	11,870	11,984	114	1.0%
Stock-based compensation	457	371	(86)	(18.8)%
Transaction costs	350	389	39	11.1%
Net loss on sale and retirement of assets	713	714	1	0.1%
Total operating costs and expenses	208,014	208,419	405	0.2%
Operating income	23,575	20,661	(2,914)	(12.4)%
Other expense (income):
Interest expense, net	17,446	16,244	(1,202)	(6.9)%
Repurchase of debt	(461)	—	461	**
Other (income) expense, net	(403)	49	452	112.2%
Total other expense	16,582	16,293	(289)	(1.7)%
Income before income taxes	6,993	4,368	(2,625)	(37.5)%
Provision for income taxes	2,776	1,813	(963)	(34.7)%
Net income	$4,217	$2,555	$(1,662)	(39.4)%
**Percent change not meaningful.
Net Revenue
Net revenue for the six months ended June 30, 2017 decreased by $2.5 million, or 1.1%, as compared to the same period in 2016. The decrease was driven by a decline in Entertainment net revenue of $7.1 million partially offset by an increase in Local Marketing Solutions net revenue of $4.6 million.
Entertainment net revenue for the six months ended June 30, 2017 decreased $7.1 million, or 10.2%, as compared to the same period in 2016. The decrease was primarily related to revenue declines within our live events business, in part due to the prior year sale of certain live events, in addition to declines within our national digital business.
Local Marketing Solutions net revenue for the six months ended June 30, 2017 increased $4.6 million, or 2.9%, as compared to the same period in 2016. The increase was driven by an increase in non-political net revenue of $5.9 million, partially offset by decreases in political net revenue of $1.3 million as 2016 was a political year.
Direct Operating Expenses
Direct operating expenses for the six months ended June 30, 2017 decreased by $0.8 million, or 0.4%, as compared to the same period in 2016. The decrease was driven by the decline of Entertainment direct operating expenses of $6.5 million partially offset by an increase in Local Marketing Solutions direct operating expenses of $5.7 million.

Entertainment direct operating expenses for the six months ended June 30, 2017 decreased $6.5 million, or 8.8%, as compared to the same period in 2016. This decrease was in line with the aforementioned Entertainment revenue declines.
Local Marketing Solutions direct operating expenses for the six months ended June 30, 2017 increased $5.7 million, or 5.2%, as compared to the same period in 2016. The increase was primarily a result of higher costs in headcount-related expenses including salaries, sales commissions and benefits, to support the growth within our digital businesses.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2017 increased $1.1 million, or 9.1%, as compared to the same period in 2016, primarily related to amortization of capitalized software development costs.
Corporate Expenses
Corporate expense for the six months ended June 30, 2017 increased $0.1 million, or 1.0%, as compared to the same period in 2016, primarily as a result of increased compensation.
Stock-based Compensation
Stock-based compensation expense for the six months ended June 30, 2017 decreased $0.1 million, or 18.8%, as compared to the same period in 2016. The stock-based compensation expense relates to the grant of stock options in the first quarter of 2016 and 2017 that vest over a period of four years.
Transaction Costs
Transaction costs for the six months ended June 30, 2017 increased 11.1% as compared to the same period in 2016.
Net Loss on Sale and Retirement of Assets
Net loss on sale and retirement of assets for the six months ended June 30, 2017 remained constant as compared to the same period in 2016. The net loss in 2017 primarily relates to the retirement of certain assets. The net loss in 2016 was primarily composed of a $1.0 million loss on the sale of certain live events, which was partially offset by a $0.4 million gain from an earnout payment related to the sale of certain towers.
Other Expense (Income), Net
Interest expense, net is the major recurring component of other expense (income), net. Interest expense, net decreased $1.2 million, or 6.9%, in the six months ended June 30, 2017, as compared to the same period in 2016. This decrease was primarily due to the repayment of debt in 2016 and 2017 as well as the 2017 repricing of our Term Loans.
The following table illustrates the components of our interest expense, net for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2016	2017
2023 Notes	$9,679	$9,103
Term Loans	6,598	6,203
Capital loans and other	21	4
Loan origination costs	1,148	934
Interest expense, net	$17,446	$16,244
Provision for income taxes
We recognized a provision for income taxes of $1.8 million for the six months ended June 30, 2017. Our effective tax rate for the period was approximately 41.5%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the six months ended June 30, 2017 primarily relates to state, local and foreign income taxes.

Liquidity and Capital Resources

	Six Months Ended June 30,
(in thousands)	2016	2017
Cash provided by operating activities	$13,414	$1,427
Cash used in investing activities	(11,176)	(14,469)
Cash used in financing activities	(17,582)	(7,448)
Net effect of foreign currency exchange rate changes	(346)	22
Net decrease in cash and restricted cash	$(15,690)	$(20,468)
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least one year from the date of this report. As of June 30, 2017, we had $564.4 million of outstanding indebtedness, net of deferred financing costs of $7.5 million, and based on interest rates in effect as of that date, we expect our debt service requirements to be approximately $30.9 million over the next twelve months. In addition, as of June 30, 2017 we had $31.1 million of cash and restricted cash, $66.5 million of receivables from customers, which historically have had an average collection cycle of approximately 45 days, and $50.0 million of available borrowing capacity under our revolving credit facility. We had restricted cash of $0.9 million at December 31, 2016 and June 30, 2017, respectively, included within cash, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2017 was $1.4 million, as compared to $13.4 million the same period in 2016. This decrease of $12.0 million was primarily due to the increase of $6.0 million in accounts receivable and decrease of $7.1 million in accounts payable, primarily relating to our live events businesses.
Cash Flows from Investing Activities
Net cash used in investing activities increased $3.3 million to $14.5 million for the six months ended June 30, 2017 from $11.2 million for the same period in 2016. The increase was primarily driven by a payment made for our joint venture acquisition of $1.8 million and a decrease of $1.0 million in proceeds received from the sale of assets, primarily due to a 2016 earnout payment related to the 2015 sale of certain towers.
Cash Flows from Financing Activities
Net cash used in financing activities was $7.4 million for the six months ended June 30, 2017, as compared to $17.6 million for the same period in 2016. This change was largely driven by an excess cash flow payment on the outstanding Term Loans of $6.7 million made on March 20, 2017 as compared to 2016 voluntary payments made to repurchase and cancel $17.9 million of our 2023 Notes outstanding at a market price below par, plus accrued interest. In addition, we capitalized $0.4 million in the first quarter of 2017 in connection with the amended Senior Secured Credit Facility agreement to reduce the applicable interest rate on our Term Loan.

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
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points, bringing the interest rate to LIBOR plus 3.00% from LIBOR plus 3.25%. The LIBOR floor of 1.00% remained unchanged and a 1.00% prepayment premium will apply in the event any Term Loans are repriced, repaid or refinanced within six months of the repricing. As of June 30, 2017, LIBOR increased to 1.30% bringing the interest rate to 4.30%. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. The Company paid $0.4 million of deferred financing costs in connection with this repricing.
On March 20, 2017, the Company made an excess cash flow payment on the outstanding Term Loans of $6.7 million and recognized an expense of $0.1 million on the accelerated depreciation of unamortized deferred financing costs in the first quarter of 2017.
As of June 30, 2017, the Company had $291.9 million of Term Loan borrowings, and no outstanding borrowings under the Revolver. As of June 30, 2017, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.
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
Interest Rate Risk
As of June 30, 2017, we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing 2023 Notes.

As of June 30, 2017, we were subject to market risk from exposure to changes in interest rates on borrowings under our Senior Secured Credit Facility, specifically the impact of LIBOR interest rates on our variable rate borrowings. Based upon our June 30, 2017 outstanding term loan borrowings of $291.9 million under the Senior Secured Credit Facility, an increase in the LIBOR interest rate of 1% would result in an increase in our annual interest expense of approximately $3.1 million. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
During 2016, the Company began implementing WideOrbit to replace Marketron as its billing and radio traffic system.  As of June 30, 2017, WideOrbit has been implemented in 41 of the 66 markets.  The Company has enhanced the documentation of internal control processes and procedures relating to the new system to supplement existing internal controls over financial reporting, as appropriate. The system changes were undertaken to increase the efficiency of system integration and information consolidation.

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
Date: August 9, 2017

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