Form 10-Q
period 2017-09-30
Townsquare Media, Inc.
filed 2017-11-07
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
240 Greenwich Avenue Greenwich, Connecticut 06830 (203) 861-0900 (Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices) __________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2017, the registrant had 18,478,464 outstanding shares of common stock consisting of: (i)13,819,639 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	December 31, 2016	September 30, 2017
ASSETS
Current assets:
Cash	$51,540	$53,299
Accounts receivable, net of allowance of $1,433 and $1,658, respectively	59,642	65,710
Prepaid expenses and other current assets	11,445	13,888
Total current assets	122,627	132,897
Property and equipment, net	139,607	146,524
Intangible assets, net	513,915	512,823
Goodwill	292,953	296,081
Investments	4,313	7,470
Other assets	7,290	9,128
Total assets	$1,080,705	$1,104,923
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,602	$12,453
Current portion of long-term debt	6,901	5
Deferred revenue	17,213	14,124
Accrued expenses and other current liabilities	25,813	23,493
Accrued interest	4,622	9,172
Total current liabilities	65,151	59,247
Long-term debt, less current portion (net of deferred finance costs of $8,006 and $7,123, respectively)	564,315	564,818
Deferred tax liability	50,967	62,974
Other long-term liabilities	10,221	9,597
Total liabilities	690,654	696,636
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 13,735,690 and 13,819,639 shares issued and outstanding, respectively	137	138
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 shares issued and outstanding	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	184	185
Additional paid-in capital	365,434	366,863
Retained earnings	24,450	40,759
Accumulated other comprehensive loss	(722)	(415)
Noncontrolling interest	705	895
Total stockholders’ equity	390,051	408,287
Total liabilities and stockholders’ equity	$1,080,705	$1,104,923
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Net revenue	$165,756	$164,112	$397,345	$393,192

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	114,646	118,027	297,144	299,762
Depreciation and amortization	5,686	6,550	17,812	19,776
Corporate expenses	6,450	6,391	18,320	18,375
Stock-based compensation	206	200	663	571
Transaction costs	256	218	606	606
Net (gain) loss on sale and retirement of assets	(426)	(52)	287	662
Total operating costs and expenses	126,818	131,334	334,832	339,752
Operating income	38,938	32,778	62,513	53,440
Other expense (income):
Interest expense, net	8,294	8,230	25,740	24,474
Impairment on investment	4,236	—	4,236	—
Repurchase of debt	—	—	(461)	—
Other expense (income), net	52	139	(351)	189
Income before income taxes	26,356	24,409	33,349	28,777
Provision for income taxes	10,493	10,116	13,269	11,929
Net income	$15,863	$14,293	$20,080	$16,848

Net income attributable to:
Controlling interests	$15,816	$14,192	$19,823	$16,309
Noncontrolling interests	47	101	257	539

Net income per share:
Basic	$0.86	$0.77	$1.10	$0.91
Diluted	$0.58	$0.51	$0.74	$0.60

Weighted average shares outstanding:
Basic	18,395	18,478	18,208	18,459
Diluted	27,372	27,994	27,280	28,221
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in Thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Net income	$15,863	$14,293	$20,080	$16,848
Other comprehensive income:
Foreign currency translation adjustments	(107)	193	(454)	307
Total comprehensive income	15,756	14,486	19,626	17,155
Less: Comprehensive income attributable to noncontrolling interest	47	101	257	539
Comprehensive income attributable to controlling interest	$15,709	$14,385	$19,369	$16,616
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance at January 1, 2017	13,735,690	3,022,484	1,636,341	8,977,676	$184	$365,434	$24,450	$(722)	$705	$390,051
Net income	—	—	—	—	—	—	16,309	—	539	16,848
Joint venture acquisition	48,035	—	—	—	1	512	—	—	—	513
Stock options exercised	35,914	—	—	—	—	346	—	—	—	346
Stock-based compensation	—	—	—	—	—	571	—	—	—	571
Foreign currency exchange	—	—	—	—	—	—	—	307	—	307
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(349)	(349)
Balance at September 30, 2017	13,819,639	3,022,484	1,636,341	8,977,676	$185	$366,863	$40,759	$(415)	$895	$408,287
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2017
Cash flows from operating activities:
Net income attributable to:
Controlling interests	$19,823	$16,309
Noncontrolling interests	257	539
Net income	$20,080	$16,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,812	19,776
Amortization of deferred financing costs	1,203	1,232
Deferred income tax expense	13,269	11,929
Provision for doubtful accounts	1,083	1,744
Stock-based compensation expense	663	571
Trade receivable, net	(6,762)	(7,256)
Repurchase of debt	(461)	—
Write-off of deferred financing costs	338	83
Impairment on investment	4,236	—
Net loss on sale and retirement of assets	287	662
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,668)	(5,094)
Prepaid expenses and other assets	(2,828)	(4,242)
Accounts payable	(887)	(694)
Accrued expenses	(8,821)	(5,749)
Accrued interest	4,293	4,580
Other long-term liabilities	(677)	(622)
Net cash provided by operating activities	40,160	33,768
Cash flows from investing activities:
Purchase of property and equipment	(16,826)	(18,169)
Payments for acquisitions, net of cash received	(1,941)	(5,496)
Payment for investment	—	(807)
Acquisition of intangibles	—	(150)
Proceeds from insurance settlement	451	—
Proceeds from sale of assets	1,626	282
Net cash used in investing activities	(16,690)	(24,340)
Cash flows from financing activities:
Repayment of long-term debt	(17,460)	(6,662)
Deferred financing costs	—	(432)
Proceeds from sale of noncontrolling interest in subsidiary	50	—
Proceeds from exercise of employee stock options	—	346
Cash distributions to noncontrolling interests	(138)	(349)
Repayments of capitalized obligations	(127)	(615)
Net cash used in financing activities	(17,675)	(7,712)
Net effect of foreign currency exchange rate changes	(680)	43
Net increase in cash and restricted cash	5,115	1,759
Cash and restricted cash:
Beginning of period	33,298	51,540
End of period	$38,413	$53,299
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2017
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$19,881	$18,575
Income taxes	1,910	1,924

Purchase obligations:
Capital lease	$525	$—

Equity issued in respect of acquisitions:
Common stock, joint venture acquisition	$—	$513

Non-cash investment:
Investments	$3,500	$2,350
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of the Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as context may otherwise require, “we,” “us,” “our,” “Company,” or “Townsquare”) is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States (“U.S.”). Our assets included 317 radio stations and more than 325 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 12,000 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite) and approximately 550 live events with nearly 18 million annual attendees in the U.S. and Canada. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; music festivals such as Mountain Jam, WE Fest and Taste of Country Music Festival; touring lifestyle and entertainment events such as America on Tap craft beer festival series, and North American Midway Entertainment (“NAME”), North America’s largest mobile amusement company; and tastemaker music and entertainment owned and affiliated websites such as XXLmag.com, TasteofCountry.com, Loudwire.com and BrooklynVegan.com. Funds managed by Oaktree Capital Management, L.P. (“Oaktree”) are the Company’s largest equity holder.
Note 2. Summary of Significant Accounting Policies
Except as stated below, there have been no significant changes in the Company’s accounting policies since December 31, 2016. For the Company’s detailed accounting policies please refer to the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Annual Report on Form 10-K”) filed with the Securities and Exchange Commission (“SEC”) on March 13, 2017.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This new standard will replace all current U.S. GAAP related to revenue recognition and will eliminate all industry-specific guidance. The core principle of this new standard is that a company should recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of this new standard. As a result, public companies will apply the new revenue standard to annual reporting periods beginning after December 15, 2017. From March 2016 through September 2017, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments are intended to improve and clarify implementation guidance of Topic 606. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09.
The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We currently anticipate adopting the standard using the modified retrospective method. We have outlined our testing plan based on our various revenue streams. We will complete our contract evaluations in 2017, as well as an evaluation of the impact on our business processes, controls and systems. We are in the process of testing broadcast and digital fees earned from our advertising revenue and testing revenue streams within the Entertainment segment. We do not expect application of ASU 2014-09 to have a material impact on our recognition of revenue.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (“ASU 2016-01”). ASU 2016-01 requires cost-method equity investments to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer. The ASU simplifies impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and measurement of an investment at fair value only when impairment is qualitatively identified to exist. Additionally, ASU 2016-01 requires public business entities to use an exit price notion when measuring fair value of financial instruments for disclosure purposes. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the potential impact ASU 2016-01 will have on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 requires a lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use asset representing its right to use an underlying asset for the lease term. The liability and asset are initially measured at the present value of lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 842. The standard is effective for fiscal years beginning after December 15, 2018, and will require measurement of leases at the beginning of the earliest period presented, using a modified retrospective approach. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842), which provided additional implementation guidance on the previously issued ASU. The Company is currently assessing the potential impact ASU 2016-02 will have on its Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) (“ASU 2017-04”): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 from the goodwill impairment test. The standard is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect adoption of this new standard to have a material impact on its Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when a change to terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or classification of the award is not the same immediately before and after a change to terms and conditions of an award. The standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect adoption of this new standard to have a material impact on its Consolidated Financial Statements.
Recently Adopted Accounting Standards
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-05”). ASU 2016-15 eliminates diversity in practice related to classification of certain cash receipts and payments for debt prepayment or extinguishment costs, maturing of a zero-coupon bond, settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The retrospective transition method, requiring adjustment to all comparative periods presented, is required unless it is impracticable for some of the amendments, in which case those amendments would be prospectively as of the earliest date practicable. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company early adopted ASU 2016-15 in the first quarter of 2017. Our early adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (“ASU 2016-18”). ASU 2016-18 relates to classification of restricted cash on the statement of cash flows. ASU 2016-18 provides guidance on classification of restricted cash and cash equivalents in the statement of cash flows. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling beginning and end-of period total amounts shown on the statement of cash flows. The standard is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company early adopted ASU 2016-18 in the first quarter of 2017. Our early adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

Note 3. Interim Financial Data
The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company’s 2016 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. Results of operations and cash flows for the three and nine months ended September 30, 2017 and the Company’s financial condition as of such date are not necessarily indicative of results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2017. The Consolidated Balance Sheet as of December 31, 2016 is derived from audited financial statements at that date.
Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following winter holidays, and the second and third calendar quarters will generally produce the highest net revenue for the year. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. In addition to advertising revenue seasonality, our Entertainment net revenue exhibits seasonality resulting in the third quarter being the highest revenue period, followed by the second, then fourth, then first quarter. Large drivers of this seasonality are our summertime multi-day music festivals and NAME’s revenue which is concentrated in the third quarter. Our operating results in any period may be affected by incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.
In the media industry, companies, including us, sometimes utilize barter agreements that exchange advertising time for goods or services such as travel, lodging or assets, instead of cash. Barter revenue was $6.8 million and $6.8 million and barter expense was $3.8 million and $4.5 million for the three months ended September 30, 2016 and 2017, respectively. Barter revenue was $17.4 million and $18.4 million and barter expense was $10.6 million and $11.1 million for the nine months ended September 30, 2016 and 2017, respectively.
Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its significant estimates, including those related to bad debts, intangible assets, income taxes, contingencies and purchase price allocations. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form a basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates under different assumptions or conditions.
Note 4. Investments
Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. Management does not exercise significant control over operating and financial policies of investees, accordingly investments are reflected under the cost method of accounting. Initial equity valuations were based upon a discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the Accounting Standards Codification (“ASC”) Section 820 framework. The Company accounts for its cost investments in accordance with ASC 325, “Investments – Other.”

Note 5. Property and Equipment
Property and equipment consisted of the following:

(in thousands)	December 31, 2016	September 30, 2017
Land and improvements	$20,223	$20,832
Buildings and leasehold improvements	36,556	41,124
Broadcast equipment	71,159	73,478
Rides and related equipment	45,159	50,049
Computer and office equipment	11,827	13,007
Furniture and fixtures	11,090	14,260
Transportation equipment	14,249	16,742
Software development costs	10,641	14,158
Total property and equipment, gross	220,904	243,650
Less accumulated depreciation and amortization	(81,297)	(97,126)
Total property and equipment, net	$139,607	$146,524

Depreciation and amortization expense for property and equipment was $4.8 million and $5.8 million for the three months ended September 30, 2016 and 2017, respectively and $14.6 million and $17.5 million for the nine months ended September 30, 2016 and 2017, respectively.
Note 6. Goodwill and Other Intangible Assets
Indefinite-lived assets consist of FCC broadcast licenses, certain trademarks and trade names and goodwill. FCC licenses represent a substantial portion of the Company’s total assets. FCC licenses are renewable in the ordinary course of business, generally for a maximum of eight years. The fair value of FCC licenses is primarily dependent on future cash flows of radio markets and other assumptions, including, but not limited to, forecasted revenue growth rates, profit margins and a risk-adjusted discount rate.
The Company has selected December 31st as its annual testing date. All fair values of the Company’s intangible assets exceeded their carrying value, therefore, no impairment of these assets had occurred as of the date of the annual tests.
If market conditions and operational performance of the Company’s reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would reduce fair value of its goodwill and intangible assets below amounts reflected in the balance sheet, the Company may be required to recognize additional impairment charges in future periods.
The following represents the changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2017:

(in thousands)	Local Marketing Solutions	Entertainment	Consolidated
Balance at January 1, 2017	$202,862	$90,091	$292,953
Acquisitions	3,014	114	3,128
Balance at September 30, 2017	$205,876	$90,205	$296,081

Intangible assets consist of the following:

(in thousands)	Estimated Useful Life	December 31, 2016	September 30, 2017
Intangible Assets:
FCC licenses	Indefinite	$486,525	$487,450
Trademarks and trade names	Indefinite	4,600	4,600
Customer and advertising relationships	10 years	14,317	14,317
Customer relationships	15 years	8,700	8,700
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademarks	15 years	10,695	10,781
Permits/licenses	1 year	1,000	1,000
Other intangibles	3 years	991	1,141
Total		529,275	530,436
Less: Accumulated amortization		(15,360)	(17,613)
Net amount		$513,915	$512,823

Amortization expense for definite-lived intangible assets was $0.9 million and $0.8 million for the three months ended September 30, 2016 and 2017, respectively and $3.2 million and $2.3 million for the nine months ended September 30, 2016 and 2017, respectively.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2017 is as follows (in thousands):

2017 (remainder)	$738
2018	2,156
2019	2,034
2020	1,986
2021	1,977
Thereafter	11,882
$20,773

Note 7. Long-Term Debt
Total debt outstanding is summarized as follows:

(in thousands)	December 31, 2016	September 30, 2017
2023 Notes	$280,079	$280,079
Term Loans	298,512	291,851
Capitalized obligations	631	16
Debt before deferred financing costs	579,222	571,946
Deferred financing costs	(8,006)	(7,123)
Total debt	571,216	564,823
Less: current portion of long-term debt	(6,901)	(5)
Total long-term debt	$564,315	$564,818

On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the “2023 Notes”) and a Senior Secured Credit Facility, which includes a seven year, $275.0 million term loan facility (the “Term Loans”) and a five year, $50.0 million revolving credit facility (the “Revolver”). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. On September 1, 2015, the Company increased its incremental term loans by $45.0 million under its Senior Secured Credit Facility.
During the nine months ended September 30, 2016, the Company voluntarily repurchased $17.9 million of its 2023 Notes at a market price below par, plus accrued interest. The repurchased notes were canceled by the Company. A gain of $0.5 million is included in other expense (income), net in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2016.
During the nine months ended September 30, 2016, the Company recognized a loss of $0.3 million on the write-off of unamortized deferred financing costs in connection with voluntary repurchases of its 2023 Notes, which is included in interest expense, net in the Company’s Consolidated Statements of Operations for this period.
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
The 2023 Notes rank equally with all of the Company’s existing and future senior debt, are senior to all of the Company’s existing and future subordinated debt, and are guaranteed on a senior basis by certain of the Company’s direct and indirect wholly-owned subsidiaries.
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
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points, bringing the interest rate to LIBOR plus 3.00% from LIBOR plus 3.25%. The LIBOR floor of 1.00% remained unchanged and a 1.00% prepayment premium will apply in the event any Term Loans are repriced, repaid or refinanced within six months of the repricing. As of September 30, 2017, LIBOR increased to 1.27% bringing the interest rate to 4.27%. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of September 30, 2017, the Company had no outstanding borrowings under the Revolver. The Company capitalized $0.4 million of deferred financing costs in connection with this repricing.
The Term Loans mature on April 1, 2022, and the Revolver matures on April 1, 2020. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales subject to certain exceptions, as well as half of the annual excess cash flow as defined in the credit agreement (subject to certain reductions).  At December 31, 2016, we were required to make an excess cash flow payment on the outstanding Term Loans of $6.7 million which was subsequently paid on March 20, 2017. The Company recognized an expense of $0.1 million on accelerated depreciation of unamortized deferred financing costs in connection with this prepayment in the first quarter of 2017. Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries.
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
The Company is in compliance with its covenants under the 2023 Notes and Senior Secured Credit Facility as of September 30, 2017.
As of September 30, 2017, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $282.2 million and $290.4 million, respectively.

Annual maturities of the Company’s long-term debt as of September 30, 2017 are as follows (in thousands):

2017 (remainder)	$1
2018	5
2019	5
2020	5
2021	—
Thereafter	571,930
$571,946

Note 8. Stockholders’ Equity
The table below presents a summary, as of September 30, 2017, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

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

The foregoing share totals exclude 3,988,697 of Class A common stock and 4,511,236 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $8.96 and $10.62 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.
On January 31, 2017, the Company issued 48,035 shares of Class A common stock as a portion of the consideration in its acquisition of an interest in a joint venture.
The Company’s common stock is not entitled to preemptive or other similar subscription rights to purchase any of our securities. Unless the Company’s Board of Directors determines otherwise, we will issue all of our capital stock in uncertificated form.
Stock-based Compensation
The Company’s 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of September 30, 2017, 3,451,989 shares were available for grant.
On January 25, 2017, the Company granted 50,000 options. The weighted average grant date fair value of stock options granted was $3.68. The options granted have a five-year term with 50% vesting in year three and 50% vesting in year four.

The grant date fair value of the equity options granted is estimated using the Black-Scholes option pricing model, which requires estimates of expected term of an option, expected volatility of the Company’s common stock price, dividend yield and a risk-free rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted for the nine months ended September 30, 2017.

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
With the exception of options that were granted to employees in the first quarter of 2016 and 2017, options provide for immediate vesting. The expected term was calculated using the simplified method, defined as the midpoint between vesting period and contractual term of each award. The expected volatility was based on market conditions of the Company and comparable companies. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on date of grant which most closely corresponds to the expected term of the option. The Company historically has not paid dividends and therefore did not utilize a dividend yield in the calculations.
The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2017	8,653,712	$9.51	7.1	$7,805
Granted	50,000	10.62
Exercised	(35,914)	9.63
Forfeited	(167,865)	9.44
Outstanding at September 30, 2017	8,499,933	$9.52	6.4	$4,148

The total intrinsic value of stock options exercised (which is the amount by which the stock price exceeded exercise price of options on the date of exercise) and associated cash proceeds was $0.1 million and $0.3 million, respectively for the nine months ended September 30, 2017.
As of January 1, 2017 and September 30, 2017, there were 5,000 restricted stock units outstanding with a weighted average grant date fair value per share of $9.16. The fair value of the restricted stock units is equal to the closing share price on the date of grant. The restricted stock units granted have a five-year vesting term.
Stock-based compensation expense was $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2016 and 2017 and $0.7 million and $0.6 million, respectively, for the nine months ended September 30, 2016 and 2017. As of September 30, 2017, total unrecognized stock-based compensation expense related to our stock options and restricted stock units was $2.2 million and $34 thousand, respectively, and is expected to be recognized over a weighted average period of 2.4 and 3.3 years, respectively.
The Company has issued stock to employees and independent directors. Certain of the shares were subject to a Selldown Agreement, pursuant to which certain restrictions on sales of the Company’s common stock. Pursuant to the terms of the Selldown Agreement, FiveWire Media Ventures LLC (“FiveWire”) (an entity formed for the purpose of investing in the Company by certain members of management)) and certain other members of management were generally restricted from transferring a specified percentage (which is expected to range between 50% and 100%) of the shares of the Company’s common stock held by them at the closing of the July 24, 2014 initial public offering (the “IPO”). If Oaktree sold a portion of the shares of common stock or warrants to purchase common stock that it holds

(the percentage of shares and warrants, collectively, held by Oaktree at such time that it sells in such a transaction, referred to as the “Sale Percentage”), those subject to the Selldown Agreement were permitted to sell a percentage of the shares of common stock and warrants held by them, up to an amount equal to the Sale Percentage. The Selldown Agreement would terminate on the earlier of (i) the date that Oaktree no longer holds at least 10% of the shares of common stock and warrants exercisable for common stock, collectively, held by Oaktree immediately following closing of the IPO, and (ii) the third anniversary of the closing of the IPO. This agreement was terminated on the third anniversary of the IPO, July 24, 2017.
Note 9. Income Taxes
The Company’s effective tax rate for the nine months ended September 30, 2016 and 2017 was approximately 39.8% and 41.5%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to statutory rates in jurisdictions where the Company has operations and changes in valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 35% for the nine months ended September 30, 2017 primarily relates to state, local and foreign income taxes.
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2016	September 30, 2017
Accrued compensation and benefits	$12,468	$9,438
Accrued professional fees	1,172	958
Accrued commissions	1,883	2,084
Accrued taxes	2,286	2,578
Accrued music and FCC licensing	338	—
Accrued publisher fees	1,593	1,956
Accrued national representation fees	1,265	882
Deferred rent	1,694	1,828
Accrued other	3,114	3,769
	$25,813	$23,493

Note 11. Leases and Other Commitments
Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $8.1 million and $8.3 million for the three months ended September 30, 2016 and 2017, respectively and approximately $18.6 million and $18.0 million for the nine months ended September 30, 2016 and 2017, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.
At September 30, 2017, the total minimum annual rental commitments under non-cancelable operating leases are as follows (in thousands):

2017 (remainder)	$2,448
2018	9,703
2019	8,649
2020	6,522
2021	4,766
Thereafter	16,283
Total minimum payments	$48,371

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. (“Nielsen”), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under agreements with Nielsen as of September 30, 2017 is approximately $1.5 million and is expected to be paid in accordance with the agreements through April 2019. In addition, the Company has aggregate commitments of $3.4 million for other broadcasting services through December 2019 and aggregate commitments of $12.8 million for a business management platform through 2023.
We normally commit one or more years in advance to provide rides, games and concessions at certain fairs. These agreements include an obligation to pay event fees, which may be expressed as a flat fee or as a percentage of revenue. At September 30, 2017, our total minimum fee commitments for contracts with a remaining term in excess of one year are as follows (in thousands):

2017 (remainder)	$2,206
2018	5,127
2019	3,610
2020	2,303
2021	2,137
Thereafter	5,615
Total minimum payments	$20,998

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
The following table presents the Company’s reportable segment results for the three months ended September 30, 2016:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Net revenue	$89,003	$76,753	$—	$165,756
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	55,773	58,873	—	114,646
Depreciation and amortization	2,854	2,152	680	5,686
Corporate expenses	—	—	6,450	6,450
Stock-based compensation	37	31	138	206
Transaction costs	—	—	256	256
Net gain on sale and retirement of assets	—	—	(426)	(426)
Operating income (loss)	$30,339	$15,697	$(7,098)	$38,938

The following table presents the Company’s reportable segment results for the three months ended September 30, 2017:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Net revenue	$90,478	$73,634	$—	$164,112
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	58,001	60,026	—	118,027
Depreciation and amortization	3,481	2,142	927	6,550
Corporate expenses	—	—	6,391	6,391
Stock-based compensation	38	33	129	200
Transaction costs	—	—	218	218
Net gain on sale and retirement of assets	—	—	(52)	(52)
Operating income (loss)	$28,958	$11,433	$(7,613)	$32,778
The following table presents the Company’s reportable segment results for the nine months ended September 30, 2016:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Net revenue	$250,914	$146,431	$—	$397,345
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	164,826	132,318	—	297,144
Depreciation and amortization	8,513	6,460	2,839	17,812
Corporate expenses	—	—	18,320	18,320
Stock-based compensation	100	84	479	663
Transaction costs	—	—	606	606
Net loss on sale and retirement of assets	—	—	287	287
Operating income (loss)	$77,475	$7,569	$(22,531)	$62,513
Capital expenditures	$7,276	$7,582	$1,968	$16,826

The following table presents the Company’s reportable segment results for the nine months ended September 30, 2017:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Net revenue	$257,012	$136,180	$—	$393,192
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	172,741	127,021	—	299,762
Depreciation and amortization	10,450	6,332	2,994	19,776
Corporate expenses	—	—	18,375	18,375
Stock-based compensation	96	91	384	571
Transaction costs	—	—	606	606
Net loss on sale and retirement of assets	—	—	662	662
Operating income (loss)	$73,725	$2,736	$(23,021)	$53,440
Capital expenditures	$10,161	$7,193	$815	$18,169
The following table contains the long-lived assets for each reportable segment:

(in thousands)	December 31, 2016	September 30, 2017
Local Marketing Solutions	$774,908	$782,720
Entertainment	156,875	158,072
Corporate and other reconciling items	14,692	14,636
Total	$946,475	$955,428

NAME conducts a portion of its business in Canada. Consolidated net revenue for the three months ended September 30, 2016 and 2017 includes $22.2 million and $24.3 million of Canadian revenue, respectively and $25.4 million and $27.3 million for the nine months ended September 30, 2016 and 2017, respectively. Long-lived assets located in Canada aggregated $3.9 million and $4.5 million as of December 31, 2016 and September 30, 2017, respectively.

Note 13. Net Income Per Common Share
The following table sets forth the computations of basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2017.

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017

Numerator:
Net income	$15,863	$14,293	$20,080	$16,848

Denominator:
Weighted average shares of common stock outstanding	18,395	18,478	18,208	18,459
Effect of dilutive common stock equivalents	8,977	9,516	9,072	9,762
Weighted average diluted common shares outstanding	27,372	27,994	27,280	28,221

Net income per share:
Basic	$0.86	$0.77	$1.10	$0.91
Diluted	$0.58	$0.51	$0.74	$0.60

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
Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States or Canada, or in the specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies, popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2016 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
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
Local Marketing Solutions
Our Local Marketing Solutions segment is composed of 317 owned and operated radio stations and over 325 owned and operated local websites serving 67 small and mid-sized markets, a digital marketing solutions offering (Townsquare Interactive), a digital programmatic advertising platform (Townsquare Ignite) and an e-commerce offering. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities.
Our primary source of Local Marketing Solutions net revenue is the sale of advertising on our radio stations, local companion websites, radio stations’ online streams and mobile applications. Our sales of advertisements are primarily affected by demand for advertising from local, regional and national advertisers and the advertising rates we charge. Advertising demand and rates are based primarily on our ability to attract audiences to our various products in demographic groups targeted by advertisers, as measured principally by various services on a periodic basis. We endeavor to develop strong audience loyalty and believe that diversification of formats on our radio stations and websites helps to insulate our radio stations and websites from the effects of changes in musical tastes of the public with respect to any particular format. We believe that the sale of our online and mobile advertisements, which currently have rates per advertisement that are less than those of terrestrial radio advertisements, has not negatively impacted our terrestrial radio advertising net revenue. Should a significant and sudden shift in demand for these products toward online and mobile occur, there could be a material adverse impact on our financial condition and results of operations if we are unable to increase rates accordingly. However, we believe that as a result of our strong brands and quality online and mobile offerings, we are well positioned to increase rates as demand increases for these products.
Within our Local Marketing Solutions segment we offer digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses (“SMBs”) in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our digital marketing solutions, offered under the brand name Townsquare Interactive, include traditional and mobile-enabled website development and hosting services, search engine and online directory optimization services, online reputation management and social media management.
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
Our Local Marketing Solutions contracts are generally short-term. In the media industry, companies, including us, sometimes utilize barter agreements that exchange advertising time for goods or services such as travel, lodging or assets, instead of cash. Net barter revenue was $3.0 million and $2.3 million for the three months ended September 30, 2016 and 2017, respectively. Net barter revenue was $6.8 million and $7.3 million for the nine months ended September 30, 2016 and 2017, respectively.
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
Entertainment
Our Entertainment segment is composed of a diverse range of live events, which we create, promote and produce, including festivals, fairs, concerts, expositions and other experiential events within and beyond our markets, and music and lifestyle content distributed through our owned, operated and affiliated national websites.
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
Seasonality
Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters will generally produce the highest net revenue for the year. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. In addition to advertising revenue seasonality, our Entertainment net revenue exhibits seasonality resulting in the third quarter being the highest revenue period, followed by the second, then fourth, then first quarter. Large drivers of this seasonality are our summertime multi-day music festivals and NAME’s revenue which is concentrated in the third quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.
Macroeconomic Indicators
Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of October 27, 2017, U.S. GDP grew at an annual rate of 3.0% in the third quarter of 2017.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and exemptions from requirements of Sections 14A(a) and (b) of the Securities Exchange Act to hold a non-binding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

Recent Management Changes
On October 16, 2017, the Company’s Board of Directors appointed Bill Wilson, the Company’s Executive Vice President and Chief Content & Digital Officer, and Dhruv Prasad, the Company’s Executive Vice President, Live Events, as Co-Chief Executive Officers. Steven Price, one of the Company’s co-founders and then-current Chief Executive Officer, transitioned to a new role as Executive Chairman of the Board. In his role as Executive Chairman, in addition to the normal responsibilities of the Chairman of the Board, Mr. Price will support the CEO transition, direct the long-term strategy of the Company and oversee other strategic business matters. In connection with these management changes, Messrs. Prasad and Wilson, and Stuart Rosenstein, the Company’s Chief Financial Officer, entered into employment agreements with the Company, and Mr. Price entered into a letter agreement with the Company with respect to his new duties. For further information on these management changes, see the Company’s Current Report on Form 8-K, filed with the Commission on October 19, 2017.
Executive Summary
The key developments in our business for the three months ended September 30, 2017, as compared to the same period in 2016 are summarized below:

•	Net revenue for the three months ended September 30, 2017 decreased $1.6 million, or 1.0%. Excluding political revenue, net revenue decreased 0.3%.

•	Local Marketing Solutions net revenue increased $1.5 million, or 1.7%. Excluding political revenue, Local Marketing Solutions net revenue increased 3.0%.

•	Entertainment net revenue decreased $3.1 million, or 4.1%.
The key developments in our business for the nine months ended September 30, 2017, as compared to the same period in 2016 are summarized below:

•	Net revenue for the nine months ended September 30, 2017 decreased $4.2 million, or 1.0%. Excluding political revenue, net revenue decreased 0.4%.

•	Local Marketing Solutions net revenue increased $6.1 million, or 2.4%. Excluding political revenue, Local Marketing Solutions net revenue increased 3.5%.

•	Entertainment net revenue decreased $10.3 million, or 7.0%.

Consolidated Results of Operations
Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2017
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended September 30,
	2016	2017	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$89,003	$90,478	$1,475	1.7%
Entertainment net revenue	76,753	73,634	(3,119)	(4.1)%
Net revenue	165,756	164,112	(1,644)	(1.0)%
Operating costs and expenses:
Local Marketing Solutions direct operating expenses	55,773	58,001	2,228	4.0%
Entertainment direct operating expenses	58,873	60,026	1,153	2.0%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	114,646	118,027	3,381	2.9%
Depreciation and amortization	5,686	6,550	864	15.2%
Corporate expenses	6,450	6,391	(59)	(0.9)%
Stock-based compensation	206	200	(6)	(2.9)%
Transaction costs	256	218	(38)	(14.8)%
Net gain on sale and retirement of assets	(426)	(52)	374	(87.8)%
Total operating costs and expenses	126,818	131,334	4,516	3.6%
Operating income	38,938	32,778	(6,160)	(15.8)%
Other expense:
Interest expense, net	8,294	8,230	(64)	(0.8)%
Impairment on investment	4,236	—	(4,236)	(100.0)%
Other expense, net	52	139	87	167.3%
Total other expense	12,582	8,369	(4,213)	(33.5)%
Income before income taxes	26,356	24,409	(1,947)	(7.4)%
Provision for income taxes	10,493	10,116	(377)	(3.6)%
Net income	$15,863	$14,293	$(1,570)	(9.9)%
**Percent change not meaningful.
Net Revenue
Net revenue for the three months ended September 30, 2017 decreased by $1.6 million, or 1.0%, as compared to the same period in 2016. The decrease was driven by a decline in Entertainment net revenue of $3.1 million partially offset by an increase in Local Marketing Solutions net revenue of $1.5 million.
Local Marketing Solutions net revenue for the three months ended September 30, 2017 increased $1.5 million, or 1.7%, as compared to the same period in 2016. The increase was driven by an increase in non-political net revenue of $2.6 million, partially offset by decreases in political net revenue of $1.1 million, as 2016 was a political year.
Entertainment net revenue for the three months ended September 30, 2017 decreased $3.1 million, or 4.1%, as compared to the same period in 2016. The decline was a result of revenue declines in our national digital business and certain live events.
Direct Operating Expenses
Direct operating expenses for the three months ended September 30, 2017 increased by $3.4 million, or 2.9%, as compared to the same period in 2016. The increase was driven by an increase in Local Marketing Solutions direct operating expenses of $2.2 million and an increase in Entertainment direct operating expenses of $1.2 million.

Local Marketing Solutions direct operating expenses for the three months ended September 30, 2017 increased $2.2 million, or 4.0%, as compared to the same period in 2016. The increase was primarily a result of higher costs in headcount-related expenses including salaries, sales commissions and benefits, to support growth within our digital businesses.
Entertainment direct operating expenses for the three months ended September 30, 2017 increased $1.2 million, or 2.0%, as compared to the same period in 2016. This increase was primarily related to higher costs at our NAME business.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2017 increased $0.9 million, or 15.2%, as compared to the same period in 2016, primarily related to amortization of capitalized software development costs.
Corporate Expenses
Corporate expense for the three months ended September 30, 2017 decreased insignificantly as compared to the same period in 2016.
Stock-based Compensation
Stock-based compensation expense for the three months ended September 30, 2017 decreased 2.9% as compared to the same period in 2016. Stock-based compensation expense relates to stock option grants in the first quarter of 2016 and 2017 that vest over a period of four years.
Transaction Costs
Transaction costs for the three months ended September 30, 2017 decreased insignificantly as compared to the same period in 2016.
Net Gain on Sale and Retirement of Assets
Net gain on sale and retirement of assets for the three months ended September 30, 2017, decreased $0.4 million, as compared to the same period in 2016. The net gain in the third quarter of 2016 was primarily composed of a $0.4 million gain from an earnout payment related to the sale of certain towers.
Impairment on Investment
During the three months ended September 30, 2016, there was objective evidence to indicate certain events had adversely impacted estimated future cash flows for one of our investments and as a result we recorded a $4.2 million impairment charge for the three months ended September 30, 2016. There was no impairment on investment for the three months ended September 30, 2017.
Other Expense
Interest expense, net is the major recurring component of other expense, net. Interest expense, net decreased $0.1 million, or 0.8%, in the three months ended September 30, 2017, as compared to the same period in 2016. This decrease was primarily due to repayment of debt in 2016 and 2017 as well as repricing of our Term Loans in 2017.
The following table illustrates the components of our interest expense, net for the periods indicated.

	Three Months Ended September 30,
	2016	2017
(in thousands)
2023 Notes	$4,584	$4,551
Term Loans	3,306	3,296
Capital loans and other	10	2
Loan origination costs	394	381
Interest expense, net	$8,294	$8,230

Provision for income taxes
We recognized a provision for income taxes of $10.1 million for the three months ended September 30, 2017. Our effective tax rate for the period was approximately 41.4%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to statutory rates in jurisdictions where we have operations and changes in valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 35% for the three months ended September 30, 2017 primarily relates to state, local and foreign income taxes.
Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2017
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Nine Months Ended September 30,
	2016	2017	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$250,914	$257,012	$6,098	2.4%
Entertainment net revenue	146,431	136,180	(10,251)	(7.0)%
Net revenue	397,345	393,192	(4,153)	(1.0)%
Operating costs and expenses:
Local Marketing Solutions direct operating expenses	164,826	172,741	7,915	4.8%
Entertainment direct operating expenses	132,318	127,021	(5,297)	(4.0)%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	297,144	299,762	2,618	0.9%
Depreciation and amortization	17,812	19,776	1,964	11.0%
Corporate expenses	18,320	18,375	55	0.3%
Stock-based compensation	663	571	(92)	(13.9)%
Transaction costs	606	606	—	—%
Net loss on sale and retirement of assets	287	662	375	130.7%
Total operating costs and expenses	334,832	339,752	4,920	1.5%
Operating income	62,513	53,440	(9,073)	(14.5)%
Other expense (income):
Interest expense, net	25,740	24,474	(1,266)	(4.9)%
Impairment on investment	4,236	—	(4,236)	(100.0)%
Repurchase of debt	(461)	—	461	100.0%
Other (income) expense, net	(351)	189	540	153.8%
Total other expense	29,164	24,663	(4,501)	(15.4)%
Income before income taxes	33,349	28,777	(4,572)	(13.7)%
Provision for income taxes	13,269	11,929	(1,340)	(10.1)%
Net income	$20,080	$16,848	$(3,232)	(16.1)%
**Percent change not meaningful.
Net Revenue
Net revenue for the nine months ended September 30, 2017 decreased by $4.2 million, or 1.0%, as compared to the same period in 2016. The decrease was driven by a decline in Entertainment net revenue of $10.3 million partially offset by an increase in Local Marketing Solutions net revenue of $6.1 million.
Entertainment net revenue for the nine months ended September 30, 2017 decreased $10.3 million, or 7.0%, as compared to the same period in 2016. The decrease was primarily related to revenue declines within our live events business, in part due to the prior year sale of certain live events, in addition to declines within our national digital business.
Local Marketing Solutions net revenue for the nine months ended September 30, 2017 increased $6.1 million, or 2.4%,

as compared to the same period in 2016. The increase was driven by an increase in non-political net revenue of $8.6 million, partially offset by decreases in political net revenue of $2.5 million, as 2016 was a political year.
Direct Operating Expenses
Direct operating expenses for the nine months ended September 30, 2017 increased by $2.6 million, or 0.9%, as compared to the same period in 2016. The increase was driven by an increase in Local Marketing Solutions direct operating expenses of $7.9 million partially offset by a decline of $5.3 million in Entertainment direct operating expenses.
Local Marketing Solutions direct operating expenses for the nine months ended September 30, 2017 increased $7.9 million, or 4.8%, as compared to the same period in 2016. The increase was primarily a result of higher costs in headcount-related expenses including salaries, sales commissions and benefits, to support growth within our digital businesses.
Entertainment direct operating expenses for the nine months ended September 30, 2017 decreased $5.3 million, or 4.0%, as compared to the same period in 2016. This decrease correlated with the aforementioned Entertainment revenue declines, partially offset by higher costs at our NAME business.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2017 increased $2.0 million, or 11.0%, as compared to the same period in 2016, primarily related to amortization of capitalized software development costs.
Corporate Expenses
Corporate expense for the nine months ended September 30, 2017 increased insignificantly as compared to the same period in 2016.
Stock-based Compensation
Stock-based compensation expense for the nine months ended September 30, 2017 decreased $0.1 million, or 13.9%, as compared to the same period in 2016. Stock-based compensation expense relates to stock option grants in the first quarter of 2016 and 2017 that vest over a period of four years.
Transaction Costs
Transaction costs for the nine months ended September 30, 2017 did not change compared to the same period in 2016.
Net Loss on Sale and Retirement of Assets
Net loss on sale and retirement of assets for the nine months ended September 30, 2017 increased $0.4 million when compared to the same period in 2016. The net loss in 2017 primarily relates to retirement of certain assets. The net loss in 2016 was primarily composed of a $1.0 million loss on the sale of certain live events, which was partially offset by a $0.8 million gain from an earnout payment related to the sale of certain towers.
Impairment on Investment
During the nine months ended September 30, 2016, there was objective evidence to indicate certain events have adversely impacted estimated future cash flows for one of our investments and as a result we recorded a $4.2 million impairment charge for the nine months ended September 30, 2016. There was no impairment on investment for the nine months ended September 30, 2017.
Other Expense (Income), Net
Interest expense, net is the major recurring component of other expense (income), net. Interest expense, net decreased $1.3 million, or 4.9%, in the nine months ended September 30, 2017, as compared to the same period in 2016. This decrease was primarily due to repayment of debt in 2016 and 2017 as well as repricing of our Term Loans in 2017.

The following table illustrates the components of our interest expense, net for the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2016	2017
2023 Notes	$14,262	$13,653
Term Loans	9,904	9,499
Capital loans and other	33	7
Loan origination costs	1,541	1,315
Interest expense, net	$25,740	$24,474
Provision for income taxes
We recognized a provision for income taxes of $11.9 million for the nine months ended September 30, 2017. Our effective tax rate for the period was approximately 41.5%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to statutory rates in jurisdictions where we have operations and changes in valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 35% for the nine months ended September 30, 2017 primarily relates to state, local and foreign income taxes.
Liquidity and Capital Resources

	Nine Months Ended September 30,
(in thousands)	2016	2017
Cash provided by operating activities	$40,160	$33,768
Cash used in investing activities	(16,690)	(24,340)
Cash used in financing activities	(17,675)	(7,712)
Net effect of foreign currency exchange rate changes	(680)	43
Net increase in cash and restricted cash	$5,115	$1,759
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least one year from the date of this report. As of September 30, 2017, we had $564.8 million of outstanding indebtedness, net of deferred financing costs of $7.1 million, and based on interest rates in effect as of that date, we expect our debt service requirements to be approximately $30.8 million over the next twelve months. In addition, as of September 30, 2017 we had $53.3 million of cash and restricted cash, $65.7 million of receivables from customers, which historically have had an average collection cycle of approximately 45 days, and $50.0 million of available borrowing capacity under our revolving credit facility. We had restricted cash of $0.9 million at December 31, 2016 and September 30, 2017, respectively, included within cash, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
Our anticipated uses of cash in the near term include working capital needs, debt payments, other obligations, and capital expenditures. However, our ability to fund our working capital needs, debt payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control.
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
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2017 was $33.8 million, as compared to $40.2 million the same period in 2016. This decrease of $6.4 million was primarily due to lower net income during the current year period.
Cash Flows from Investing Activities
Net cash used in investing activities increased $7.7 million to $24.3 million for the nine months ended September 30, 2017 from $16.7 million for the same period in 2016. The increase was primarily driven by an increase in cash paid for acquisitions of $3.6 million, capital expenditures of $1.3 million and a decrease in proceeds from the sale of assets of $1.3 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $7.7 million for the nine months ended September 30, 2017, as compared to $17.7 million for the same period in 2016. This change was largely driven by a decrease in the repayment of debt of $10.8 million. In addition, we capitalized $0.4 million in the first quarter of 2017 in connection with the amended Senior Secured Credit Facility agreement to reduce the applicable interest rate on our Term Loan.
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
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points, bringing the interest rate to LIBOR plus 3.00% from LIBOR plus 3.25%. The LIBOR floor of 1.00% remained unchanged and a 1.00% prepayment premium will apply in the event any Term Loans are repriced, repaid or refinanced within six months of the repricing. As of September 30, 2017, LIBOR increased to 1.27% bringing the interest rate to 4.27%. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. The Company paid $0.4 million of deferred financing costs in connection with this repricing.
On March 20, 2017, the Company made an excess cash flow payment on the outstanding Term Loans of $6.7 million and recognized an expense of $0.1 million on the accelerated depreciation of unamortized deferred financing costs in the first quarter of 2017.
As of September 30, 2017, the Company had $291.9 million of Term Loan borrowings, and no outstanding borrowings under the Revolver. As of September 30, 2017, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our significant estimates, including those related to bad debts, intangible assets, income taxes, contingencies and purchase price allocations. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form a basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual amounts and results may differ materially from these estimates under different assumptions or conditions.

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K reflect our more significant judgments and estimates used in preparation of the consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.
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
Interest Rate Risk
As of September 30, 2017, we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing 2023 Notes.
As of September 30, 2017, we were subject to market risk from exposure to changes in interest rates on borrowings under our Senior Secured Credit Facility, specifically the impact of LIBOR interest rates on our variable rate borrowings. Based upon our September 30, 2017 outstanding term loan borrowings of $291.9 million under the Senior Secured Credit Facility, an increase in the LIBOR interest rate of 1% would result in an increase in our annual interest expense of approximately $2.9 million. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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
Our management, with the participation of our Co-Chief Executive Officer's and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Co-Chief Executive Officer's and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
During 2016, the Company began implementing WideOrbit to replace Marketron as its billing and radio traffic system. As of September 30, 2017, WideOrbit has been implemented in 56 of the 67 markets. The Company has enhanced documentation of internal control processes and procedures relating to the new system to supplement existing internal controls over financial reporting, as appropriate. The system changes were undertaken to increase efficiency of system integration and information consolidation.

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

TOWNSQUARE MEDIA, INC.

By:	/s/ Dhruv Prasad
Name: Dhruv Prasad
Title: Co-Chief Executive Officer

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer
Date: November 7, 2017

EXHIBIT INDEX

Exhibit	Description
10.1	Employment Agreement, between Townsquare Media, Inc. and Bill Wilson, dated October 16, 2017. ***†

10.2	Employment Agreement, between Townsquare Media, Inc. and Dhruv Prasad, dated October 16, 2017. ***†

10.3	Letter Agreement, between Townsquare Media, Inc. and Steven Price, dated October 16, 2017. ***†

10.4	Employment Agreement, between Townsquare Media, Inc. and Stuart Rosenstein, dated October 16, 2017. ***†

10.5
Amendment No. 3, dated October 20, 2017, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015 and Amendment No. 2 dated as of February 8, 2017) (the “Credit Agreement”), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent. *

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350. **

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350. **

32.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350. **

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Exhibit filed with this document.
** Exhibit furnished with this document.
*** Denotes a management contract or compensatory plan or arrangement.
† Incorporated by reference to Exhibits 10.1, 10.2, 10.3 and 10.4 of Form 8-K Current Report, Commission File No. 001-36558, dated October 16, 2017 and filed with the Commission on October 19, 2017.