Form 10-K
period 2017-12-31
Townsquare Media, Inc.
filed 2018-03-13
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-K __________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of March 10, 2018, the registrant had 18,496,501 outstanding shares of common stock consisting of: (i) 13,837,676 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $138,855,373 as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders (the “2018 Proxy Statement”), to be filed with the Securities and Exchange Commission (“SEC”), are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

TOWNSQUARE MEDIA, INC.

i

CERTAIN DEFINITIONS
On July 25, 2014 Townsquare Media, LLC, a Delaware limited liability company organized in 2010, converted to Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, “we,” “us,” “our,” “Company,” or “Townsquare”).
“Transactions” refers to all material acquisitions and divestitures that were completed from January 1, 2015 to December 31, 2017. The Transactions include, but are not limited to, the acquisition of all of the membership interests of Heartland Group, LLC, and its wholly-owned subsidiary North American Midway Entertainment (“NAME”) on September 1, 2015, and the sale of 43 towers to a subsidiary of Vertical Bridge, LLC (“Vertical Bridge”) on September 1, 2015 (the “Tower Sale”). The Transactions are disclosed in more detail in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
MARKET, RANKING AND OTHER INDUSTRY DATA
In this Annual Report we rely on and refer to information and statistics regarding our industry, the size of certain markets and our position within the sectors in which we compete. Some of the market and industry data contained in this Annual Report are based on independent industry publications or other publicly available information, while other information is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources listed in this Annual Report, our management’s knowledge and experience in the markets in which we operate, and information obtained from our customers, suppliers and other contacts in the markets in which we operate. Although we believe that this information is reliable as of its respective dates, it involves uncertainties and is subject to change, including as a result of the factors discussed under “Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.
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

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY
As a company with less than $1.07 billion in annual gross revenue during our most recently completed fiscal year, we qualify as an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by Section 102 of the Jumpstart Our Business Startups Act (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies that are not emerging growth companies, including:

•	reduced disclosure about our executive compensation arrangements;

•	not being required to conduct non-binding advisory vote of stockholders on executive compensation or golden parachute arrangements; and

•	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.
We may take advantage of these exemptions as long as we qualify as an emerging growth company. We will cease to be an emerging growth company upon the earlier of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering in July 2014 (ii) the last day of the fiscal year in which our annual gross revenue exceeds $1.07 billion, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur on the last day of the fiscal year when the market value of our voting and non-voting common equity held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter and we have been subject to the reporting requirements of the Exchange Act for at least 12 months or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt during the preceding three-year period. Assuming we do not surpass one of the financial thresholds in clauses (ii) through (iv) above, our status as an “emerging growth company” will end on December 31, 2019.
The JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to “opt out” of this provision and, as a result, we will comply with new or revised accounting standards by no later than the relevant dates on which adoption of such standards is required for non-emerging growth companies. This decision to opt out of the extended transition period under the JOBS Act is irrevocable.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the impact of general economic conditions in the United States or Canada, or in the specific markets in which we currently do business;

•	industry conditions, including existing competition and future competitive technologies;

•	the popularity of radio as a broadcasting and advertising medium;

•	cancellations, disruptions or postponements of advertising schedules in response to national or world events;

•	our dependence on key personnel;

•	our capital expenditure requirements;

•	our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions;

•	legislative or regulatory requirements;

•	risks and uncertainties relating to our leverage and changes in interest rates;

•	our ability to obtain financing at times, in amounts and at rates considered appropriate by us;

•	our ability to access the capital markets as and when needed and on terms that we consider favorable to us; and

•	other factors discussed in the section entitled “Risk Factors.”
While we believe that our expectations reflected in forward-looking statements are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors, that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, as well as other risks discussed from time to time in our filings with the SEC. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the way we expect and you should not rely upon forward-looking statements as a prediction of future events. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.
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
ELECTRONIC ACCESS TO COMPANY REPORTS
Our investor website can be accessed at www.townsquaremedia.com under the “Equity Investors” section. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our investor website promptly after we electronically file those materials with, or furnish those materials to, the SEC.  We also use the “Equity Investors” section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.  Investors are urged to monitor our investor website for announcements of material information relating to us.  No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS
Description of Business
Townsquare is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States. Our assets include 317 radio stations and more than 325 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 12,400 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite) and approximately 350 live events with nearly 18 million annual attendees in the U.S. and Canada. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; music festivals such as Mountain Jam, WE Fest and the Taste of Country Music Festival; touring lifestyle and entertainment events such as the America on Tap craft beer festival series and North American Midway Entertainment, North America’s largest mobile amusement company; and tastemaker music and entertainment owned and affiliated websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.
Local Marketing Solutions
Our Local Marketing Solutions segment is composed of 317 owned and operated radio stations and over 325 owned and operated local websites in 67 small and mid-sized markets, a digital marketing solutions company, a proprietary digital programmatic advertising platform and an e-commerce product offering.
During 2017, our radio stations captured the number one market share of radio revenue in 44 of our 67 markets, with 21 capturing the number two market share. Almost all of our radio stations have local companion websites that utilize the station’s brand and are populated with original content created and curated by our local media personalities. Nearly all of our radio stations are available to be streamed online via their local companion websites and standalone local station mobile applications, as well as our proprietary streaming aggregator mobile application, radioPup.
We believe that we are the largest and best-capitalized owner and operator of radio stations focused solely on serving audiences and advertisers in small and mid-sized markets. These markets have historically exhibited lower volatility in radio advertising spending, unemployment rates and real estate values as compared to U.S. national averages. These markets also typically have fewer media competitors than large markets. Our Local Marketing Solutions operations are organized around a regional strategy with cluster concentrations in and around the Northeast, Upper Midwest, Texas and the Mountain West.
Our radio stations, local websites and mobile applications are broadly diversified in terms of brand, music format and target demographics. Many of our brands enjoy a long, often multi-decade, heritage in our markets, increasing their relevance and resonance with our audience. The strength of our brands, combined with the size and targeted nature of our audience, enables us to compete for advertising expenditures against television and print media as well as other radio operators and digital media companies. Our local websites leverage our radio brands extensive and integrated on-air promotion and the relevant, often local, content to drive audience engagement. We also use our brands’ social media channels to drive traffic to our local websites where we are able to monetize the resulting audience engagement. All of our local websites are search engine and mobile optimized.
We offer precision customer targeting solutions to advertisers through Townsquare Ignite, our digital programmatic advertising platform. Combining first and third party audience and geographic location data, Ignite is able to hyper-target audiences for our local, regional and national advertisers, providing them the ability to reach a high percentage of their online audience. Ignite delivers these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions.
We offer digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses (“SMBs”) in markets across the United States. Our digital marketing solutions, offered under the brand name Townsquare Interactive, include traditional and mobile-enabled website development and hosting services, search engine and online directory optimization services, online reputation management and social media management.

We offer e-commerce products to consumers and advertisers through Seize the Deal, our proprietary deal and auction platform. Seize the Deal enables small businesses to sell certain of their products and services through our online auction platform. Our auction platform is often used as a gateway to a broader advertising relationship with Townsquare.
Entertainment
    Our Entertainment segment is composed of a diverse range of live events, which we create, promote and produce. This includes festivals, fairs, concerts, expositions and other experiential events within and beyond our markets. It is also composed of music and lifestyle content that is distributed through our owned, operated and affiliated national websites.
Our live events are local, family oriented and community-based in nature and offer unique, out-of-home experiences for our audience as well as sponsorship, exhibit space and activation opportunities for our advertisers. We also offer event production services to third parties and own a proprietary ticketing platform.
In the next twelve months, we plan to produce approximately 350 live events that we expect will attract approximately 18 million attendees in the U.S. and Canada. Approximately 90% of these events are annually recurring branded franchises such as the Red Dirt BBQ and Music Festival (Tyler, TX), the WYRK Taste of Country (Buffalo, NY), and the state and local fairs at which we operate the amusement attractions, including rides, games and concessions, such as the Eastern States Exposition and the Calgary Stampede, and multi-day music festivals, such as WE Fest and Mountain Jam. We replicate live events that demonstrate a track record of success in additional markets, many of which are within our local market footprint, where we are able to utilize existing assets and employees. We refer to this templated syndication process as “Events in a Box.”
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
Our Entertainment segment also includes our national digital assets. We own and operate a portfolio of 9 music and entertainment focused national websites, including Taste of Country, XXL, Loudwire, Ultimate Classic Rock, PopCrush, The Boot, The Boombox, Diffuser and ScreenCrush.
For financial information about our segments see Note 12 of our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
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
Large-Market Products, Technology and Practices Deployed in Small and Mid-Sized Markets.
Our flexible and customized content management system, digital advertising products and delivery capabilities, mobile applications, digital marketing solutions capabilities, digital programmatic advertising platform, online video content and repeatable live event templates allow us to deliver world-class products supported by advanced technology in small and mid-sized markets. We believe that with our scale we can offer superior solutions for advertisers and audiences alike as compared to many of our local competitors.
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
Attractive Competitive Landscapes.
There are fewer and less well-capitalized, local media competitors across our small and mid-sized markets relative to larger markets. In 43 of our 67 local markets, we do not compete against any of the five largest English language national radio competitors, as measured by number of radio stations owned. We believe this competitive landscape allows our brands to gain a greater share of both audience and advertising expenditures in our markets than what is generally achieved by peers operating in large markets.
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
#1 or #2 Revenue Market Share in Nearly All of Our Markets.
Our brands, in the aggregate, capture the largest or the second largest radio revenue share in 65 of our 67 markets, and in 44 markets we are ranked number one. This leading market share position is indicative of our audience reach and engagement as well as our relevance to advertisers in our markets.
Strong Relationships with Local and Regional Advertisers.
In the year ended December 31, 2017, we generated approximately 88% of our revenue across our reportable segments from a broad array of local and regional advertisers in a number of industries, including automotive dealers, banking and mortgage service providers, furniture and home furnishings retailers, food and beverage service providers, healthcare service providers and media and telecommunications service providers. We generate a majority of our Local Marketing Solutions revenue by selling directly to local advertisers, as well as to local and regional advertising agencies which affords us the opportunity to better present our products to advertisers, cross sell products and more directly influence their advertising expenditure decisions.
Geographic Diversification with Strength in Regional Clusters.
Our assets are geographically diversified, which helps to mitigate potential regional economic volatility and inclement weather events. By clustering our markets in the Northeast, Upper Midwest, Texas and Mountain West regions we are able to create compelling audience coverage for regional advertisers and benefit from scale economies.
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
Diversified Revenue Base.
We generate revenue from a diversified base of products and services, advertisers and markets. In the year ended December 31, 2017, approximately 50% of our net revenue was derived from sources other than the sale of terrestrial radio station advertising. We refer to this revenue as non-spot revenue. For the year ended December 31, 2017, no single advertiser represented more than 1% of our revenue, no advertising category represented more than 20% of our revenue and we did not generate more than 5% of our revenue in any one market or 15% of our revenue in any one state.
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
Influential Local and National Brands.
Strong Brand Recognition with Deep Local Heritage.
We believe our brands are well positioned, both to defend their competitive position in the radio medium and to expand their competitive position online, on social media platforms, mobile devices, voice activated smart speakers, and in live events, which will allow for greater audience reach and deeper, more frequent interaction with our audience.
Original Live Event and Nationally Oriented Digital Brands Attract Significant Audience.
In addition to our heritage brands, we established several new original brands that experienced significant audience growth since their inception and attract a large, stable and engaged audience.
Focus On Providing Original Entertainment, Music and Lifestyle Media Experiences to Our Audience.
We believe that our focus on providing original entertainment, music and lifestyle media experiences to our audience is a key driver of our powerful audience reach and engagement metrics.
Market Leadership in High-Quality, Live and Locally-Focused Content.
In our markets, we are among the largest providers of locally-focused content available to consumers, including in-car commuters. The quality and availability of our locally-focused content allows our brands to distinguish themselves from other local advertising offerings, attract larger audiences and build a loyal audience base. Several of our competitors, particularly in print media, are reducing the amount of original local content they are producing or creating pay-walls that restrict access to their digital content. We believe these trends will continue and will provide an advantage to our offerings as compared to other media offerings.
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
Stable and Engaged Audience Base.
Despite the increased number of alternative media, terrestrial radio has experienced negligible audience fragmentation over the past 40 years and remains a significant source of daily media exposure. According to Nielsen Holdings N.V. (“Nielsen”), terrestrial radio broadcasts reached approximately 90% of American adults age 18+ each week as of December 2017, approximately unchanged since 1970.
Cost-Effective Value Proposition to Advertisers.
Given the stability of its audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers.
Trusted and Socially-Influential Local Media Personalities.
Research suggests that radio personalities are trusted by their audience and are socially influential. Six out of ten listeners in a joint Clear Channel/University of Southern California study, released in April 2014, stated that radio on-air personalities are “like a friend,” whose opinions they trust. Additionally, more than half of the study participants agreed that they trust brands, products and services recommended by their favorite on-air personality.
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
Reliable and Substantial Cash Flow Generation.
Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2017, we recorded $23.5 million of capital expenditures, including $0.7 million of capital expenditures related to our discontinued operations, which represented 4.6% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.
Strong, Experienced and Incentivized Management Team and Committed, Well-Capitalized Sponsors.
We have an experienced senior management team with a proven, multi-disciplinary track record of delivering results for stakeholders. Further, certain funds managed by Oaktree Capital Management, L.P. (“Oaktree”) own a majority of our equity. Oaktree is a leading global investment management firm focused on alternative markets and provides strong sponsorship and strategic support for our continued growth.

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
Diversify Revenue Mix by Continuing to Grow Digital Revenue Streams.
The natural synergies between our products allow us to leverage our operating structure and further monetize existing audience and advertiser relationships. We intend to continue to develop new digital products and offerings and to better monetize our digital audience.
Continue to Develop New Products That Foster Interaction with Our Audience Across Multiple Mediums and Increase Monetization Opportunities.
Our audience reach, combined with our direct relationship with local advertisers in our markets, positions us to launch and monetize new products and services, further diversifying and growing our revenue. In the past, we have introduced a mobile station streaming application (radioPup), an e-commerce product (Seize the Deal), a digital presence and marketing solutions platform (Townsquare Interactive), a programmatic digital advertising platform (Townsquare Ignite), mobile applications for individual stations and brands and new events (including the Taste of Country Music Festival). In addition to delivering non-spot revenue growth, these products and services which we continue to develop, frequently appeal to advertisers in our markets who may not access our radio products, thereby increasing our overall customer base and advertising market share.
Focus on Differentiated Live and Local Content.
We generally provide a larger proportion of live and local content relative to other local media companies in our markets. We believe such live and local content is more engaging to our audience and differentiates our offerings in an increasingly crowded media landscape, mitigating the threat of audience attrition. Many competing audio media offerings, including Spotify, Pandora and SiriusXM, do not offer local content in our markets. We intend to continue providing audiences with this differentiated content and enjoy the advantages it provides us with our audience and our advertisers.
Capitalize on Strong Positions and Brands in News/Talk/Sports, Country and Rock Formats.
We own 71 radio stations formatted with News/Talk/Sports content, 70 formatted with Country content and 57 formatted with Rock content, representing approximately 22%, 22% and 18% of our radio stations, respectively. The majority of our radio stations airing these formats capture the largest audience among radio stations airing similar content in their respective markets, as ranked by Nielsen or other ratings services. We create audio programming, online content and live events which leverage our strength in these formats, together with the strength of our brands. We intend to continue to use our expertise and knowledge in these formats to share best practices and optimize content across our portfolio in order to maximize audience aggregation within these formats.

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
Add to Our Portfolio of Attractive Radio Station Clusters.
Since our Company’s founding by the current senior management team in 2010, we have expanded our radio station portfolio from 60 to 317 by completing more than 10 radio transactions. Radio station ownership in the United States remains significantly fragmented with over 3,000 owners operating over 10,000 commercial radio stations. While current FCC ownership limitations restrict our ability to acquire incremental radio stations in many of our markets, there remain a large number of markets with characteristics that are consistent with Townsquare’s acquisition criteria, in which we have no presence today. Given our acquisition track record, we are viewed by many sellers of radio stations to be a potential buyer of their stations, which has provided us with the opportunity to review the majority of properties sold in recent years. We expect to remain active and disciplined from a valuation perspective in the radio station marketplace.
Augment the Growth of Our Digital and Live Events Product Offerings Through Acquisitions.
In addition to our radio acquisition activity, since 2010 we have executed more than thirty acquisitions of assets in the digital and live events sectors, which have further extended our multi-product, cross-platform offering and provided geographic and revenue diversification. The acquired assets included certain assets of AOL Music, XXL, multi-day music festivals, various trade shows, NAME, North America’s largest mobile amusement company, and other live events properties. We strive to leverage our existing platform in combination with the acquired assets to drive operating efficiencies and financial performance. In many cases, we are able to template acquired live event properties and syndicate them into additional markets across our footprint. We expect to continue to consider opportunities in the digital and live events acquisition marketplace.
Evaluate New Product Opportunities.
We have evaluated a number of acquisition opportunities in other sectors that we view as adjacent and complementary to our existing asset portfolio. We expect to continue to consider such opportunities and potentially take action, in the event that we find an opportunity that provides a natural extension to our core competencies, further diversify our revenue and demonstrate a risk-reward profile that meets our stringent requirements.
Sources of Revenue
We generate revenue by selling multiple products and services across a range of media platforms. We approach our media products holistically, maximizing our revenue potential by pursuing integrated cross-platform sales and solutions for our advertising clients. Specifically, we offer advertisers cross-platform packages that incorporate our audience reach across radio, websites, social media, online video, mobile, voice activated smart speakers, digital marketing solutions, e-commerce and live events.

Our revenue is generated primarily through the integrated sale of the following solutions:
Local Marketing Solutions

•
Spot radio advertisements that air on our radio stations via terrestrial radios, computers, mobile devices, connected devices such as cars and TVs, and voice activated smart speakers sold to local, regional and national advertisers.

•	Sponsorships, live reads and endorsements in our radio programming, website content, video channels and social media sold to local, regional and national advertisers.

•	Remote broadcasts of our radio stations at advertisers’ places of business sold to local and regional advertisers.

•	Barter-based auctions sold to local and regional advertisers.

•
Display, sponsorship and video advertising (including custom developed digital advertisement products) on our radio station websites, mobile apps, social media platforms, YouTube Channels, email newsletters and digital programmatic advertising platform, to local, regional and national advertisers. Display and sponsorship advertising on our mobile streaming application, radioPup, and our individual stations’ mobile applications, sold to local, regional and national advertisers.

•
Advertising and sponsorships in our radio stations’ online radio streams accessible on computing devices as well as on mobile devices through our mobile streaming application, radioPup, or individual station mobile applications, sold to local, regional and national advertisers.

•
Sponsored video content, including branded content series, often featuring musicians or other celebrities, and distributed across our portfolio of local digital properties and social media channels, sold to local, regional and national advertisers.

•
Portfolio of digital marketing services including both traditional and mobile enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation management and social media management sold to local and regional small and mid-sized businesses.

•	E-Commerce offerings, including daily deals, ongoing deals and auctions sold to local and regional advertisers.
Entertainment

•	Admission and ride tickets, merchandise, food and other concessions, other ancillary products and services sold to our audience.

•	Sponsorships, exhibit space and activations sold to our local, regional and national advertisers.

•
Display, sponsorship and video advertising, including custom developed digital advertisement products, on our owned and operated national websites and mobile applications as well as our affiliate websites sold to local, regional and national advertisers.

•
Sponsored video content, including branded content series, often featuring musicians or other celebrities, and distributed across our portfolio of national digital properties and social media channels, sold to local, regional and national advertisers.

•	Licenses of our brands and content, sold to other media companies.
We believe we are positioned to generate growth in revenue by increasing audience interaction with our radio stations, local and national websites, online radio streams, social media platforms, YouTube Channels, mobile applications and live events, as well as utilizing our digital programmatic advertising platform, which leads to an enhanced share of advertising expenditures, as well as an increased share of consumer spending.
Customers
No single customer accounts for more than 1% of revenue in any of the years ended December 31, 2015, 2016 and 2017. A significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, financial services and retail industries.

Our Industry
The local media industry is an important medium for advertisers to reach targeted local consumers and for consumers to engage with relevant local content and events. According to SNL Kagan, in 2017 local advertising spending across all U.S. major media categories totaled $81.3 billion. Since 2012, U.S. local advertising has increased at a 2.9% compound annual growth rate and is projected to grow at a 4.3% compound annual growth rate through 2022. In 2017, local advertising spending on radio and digital, among our target categories, totaled $44.3 billion while consumer spending on live event tickets and advertiser spending on live event sponsorships, event marketing, and activation opportunities were also substantial and growing markets. Since 2012, U.S. local advertising spending on radio and digital has increased at an 8.1% compound annual growth rate and is projected to grow at a 7.5% compound annual growth rate through 2022.
Radio. The primary source of revenue for radio broadcasting companies is the sale of advertising time to local, regional and national spot advertisers, and national network advertisers. According to SNL Kagan, over the past 10 years radio advertising has generally represented approximately 5.8% to 7.4% of the overall U.S. advertising market, and has typically followed macroeconomic growth trends. In 2017, radio advertising revenue reached $14.1 billion of which $10.4 billion was from local radio advertising. The radio industry has a stable and engaged audience base and continues to be one of the core methods for advertisers to reach their targeted audience. According to the Radio Advertising Bureau, terrestrial radio broadcasts reached approximately 90% of American adults age 18+ each week as of December 2017, a level that has remained substantially unchanged since 1970.
Digital. The primary source of revenue for national and local websites, accessed either from a PC, tablet or mobile device, is the sale of search ads, display ads and video advertising directly to advertisers and indirectly through advertising networks and exchanges. According to SNL Kagan, in 2017 digital advertising revenue reached $76.7 billion of which $33.9 billion was local. Since 2012, local digital advertising has represented one of the fastest growing local media advertising categories with a compound annual growth rate of 18.7%, outpacing national advertising which grew at 13.5%.  Local digital advertising is projected to grow at a compound annual growth rate of 9.4% through 2022 and continue to gain market share on national advertising which is projected to grow at 3.2%.
Live Events. The primary source of revenue for live events is the sale of tickets to attendees and sponsorships, event marketing, and activation opportunities for local, regional and national advertisers. According to IBIS World, total revenue from the U.S. live event industry, which includes the creation, management and promotion of live performances and events, ranging from concerts and theater performances to state fairs and air shows, grew to $28.4 billion in 2017, up from $22.2 billion in 2012, which represents a 5.1% compound annual growth rate. For 2017, Pollstar estimates the total size of the North American live concert industry at $8.0 billion, up from $4.7 billion in 2012, which represents a compound annual growth rate of 11.2%. Concert tour attendance increased in 2017 by 6.0% to 46.2 million, as measured by the top 100 grossing North American concert ticket sales, representing a record high.
Competition
The local media industry is very competitive. The success of each of our radio stations, digital properties and live events depends largely upon each product’s ability to attract audiences, pricing, the number of local media competitors and the overall demand for advertising within individual markets. We mitigate these competitive pressures by focusing on small to mid-sized markets, where there are fewer and less well-capitalized local media competitors across all mediums, including radio stations, broadcast television stations, pay television networks, locally-focused websites, live events, outdoor advertising, newspapers, magazines and directories. The lack of competition often allows our brands to garner a greater share of both the local audience and advertising expenditures in our markets.
Radio
Our radio stations compete directly for audiences and advertising revenue with other radio stations within their respective markets as well as with other alternative mediums including satellite radio, television, print and digital media. Additionally, online music services have begun to sell advertising locally, creating additional competition for both audience and advertisers. By building strong brands with a targeted audience consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those particular audiences.
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
National Digital Content
Our national digital assets compete for audience and advertisers with a diverse and large pool of advertising, media and internet companies. We expect that this competition will persist in the future as a result of the continuing maturation of the industry and a lack of significant barriers to entry. Our success will depend upon a number of factors, including the quality of content on our owned and operated websites, the ability to manage search engine optimization efforts to direct traffic to these websites, our sales efforts and the ability to remain price competitive.
Employees
As of December 31, 2017, we employed approximately 2,900 full and part-time employees. Additionally, we hire approximately 900 seasonal workers between March and November of each year. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.
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
Financial Information About Geographic Areas
See Part II-Item 8. Financial Statements and Supplementary Data, Note 12, “Segment Reporting” for discussion of net revenue, operating income and long-lived assets attributable to Canada and to our country of domicile, the United States.
Federal Regulation of Radio Broadcasting
General

The ownership, operation and sale of radio stations, including those licensed to us, are subject to the jurisdiction of the FCC, which acts under authority of the Communications Act of 1934, as amended (the “Communications Act”). The Telecommunications Act of 1996 amended the Communications Act and directed the FCC to change certain of its broadcast rules. Among its other regulatory responsibilities, the FCC issues permits and licenses to construct and operate radio stations; assigns broadcast frequencies; determines whether to approve changes in ownership or control of radio station licenses; regulates transmission equipment, operating power and other technical parameters of radio stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of radio stations; regulates some forms of radio broadcast content; and has the authority under the Communications Act to impose penalties for violations of its rules.
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
License Grant and Renewal
Radio broadcast licenses are generally granted and renewed for terms of eight years. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. While we are not currently aware of any facts that would prevent the renewal of our licenses to operate our radio stations, there can be no assurance that any of our licenses will be renewed for a full term.
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
The area served by an AM radio station is determined by a combination of frequency, transmitter power, antenna orientation and soil conductivity. The effective service area of an AM radio station is determined based on the radio station’s power, operating frequency, antenna patterns and its day/night operating modes. The area served by a FM radio station is determined by a combination of transmitter power and antenna height, with radio stations divided into eight classes according to these technical parameters, as set forth above.
The following table sets forth, as of February 17, 2018, the market, call letters, cities of license, frequencies, FCC license expiration dates, and our markets’ population rankings as reported by Nielsen, of all our owned radio stations and all stations operated under Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMAs”).

Owned/Operated Stations

Market (Nielsen Fall 2017 Ranking)	Station	City of License	Frequency	License Expiration Date
Abilene, TX (#234)	KEAN-FM	Abilene, TX	105.1	August 1, 2021
	KEYJ-FM	Abilene, TX	107.9	August 1, 2021
	KMWX(FM)	Abilene, TX	92.5	August 1, 2021
	KSLI(AM)	Abilene, TX	1280	August 1, 2021
	KULL(FM)	Abilene, TX	100.7	August 1, 2021
	KYYW(AM)	Abilene, TX	1470	August 1, 2021
Albany-Schenectady-Troy, NY (#66)	WGNA-FM	Albany, NY	107.7	June 1, 2022
	WQBJ(FM)	Cobleskill, NY	103.5	June 1, 2022
	WQBK-FM	Rensselaer, NY	103.9	June 1, 2022
	WQSH(FM)	Malta, NY	105.7	June 1, 2022
	WTMM-FM	Mechanicville, NY	104.5	June 1, 2022
	W256BU(FX)(3)	Albany, NY	99.1	June 1, 2022
Amarillo, TX (#170)	KATP(FM)	Amarillo, TX	101.9	August 1, 2021
	KIXZ(AM)	Amarillo, TX	940	August 1, 2021
	KMXJ-FM	Amarillo, TX	94.1	August 1, 2021
	KPRF(FM)	Amarillo, TX	98.7	August 1, 2021
	KXSS-FM	Amarillo, TX	96.9	August 1, 2021
Atlantic City-Cape May, NJ (#154)	WENJ(FM)	Millville, NJ	97.3	June 1, 2022
	WFPG(FM)	Atlantic City, NJ	96.9	June 1, 2022
	WPGG(AM)	Atlantic City, NJ	1450	June 1, 2022
	WPUR(FM)	Atlantic City, NJ	107.3	June 1, 2022
	WSJO(FM)	Egg Harbor City, NJ	104.9	June 1, 2022
Augusta-Waterville, ME (#257)	WEBB(FM)	Waterville, ME	98.5	April 1, 2022
	WJZN(AM)	Augusta, ME	1400	April 1, 2022
	WMME-FM	Augusta, ME	92.3	April 1, 2022
	WTVL(AM)	Waterville, ME	1490	April 1, 2022
	W240DH(FX)(3)	Augusta, ME	95.9	April 1, 2022
Bangor, ME (#219)	WEZQ(FM)	Bangor, ME	92.9	April 1, 2022
	WBZN(FM)	Old Town, ME	107.3	April 1, 2022
	WDEA(AM)	Ellsworth, ME	1370	April 1, 2022
	WQCB(FM)	Brewer, ME	106.5	April 1, 2022
	WWMJ(FM)	Ellsworth, ME	95.7	April 1, 2022
Battle Creek, MI (#254)	WBCK(FM)	Battle Creek, MI	95.3	October 1, 2020
	WBXX(FM)	Marshall, MI	104.9	October 1, 2020
Billings, MT (#237)	KBUL(AM)	Billings, MT	970	April 1, 2021
	KCHH(FM)	Worden, MT	95.5	April 1, 2021
	KCTR-FM	Billings, MT	102.9	April 1, 2021
	KKBR(FM)	Billings, MT	97.1	April 1, 2021
	KMHK(FM)	Billings, MT	103.7	April 1, 2021
	K236AB(FX)(3)	Billings, MT	95.1	April 1, 2021
Binghamton, NY (#194)	WAAL(FM)	Binghamton, NY	99.1	June 1, 2022
	WHWK(FM)	Binghamton, NY	98.1	June 1, 2022
	WNBF(AM)	Binghamton, NY	1290	June 1, 2022
	WWYL(FM)	Chenango Bridge, NY	104.1	June 1, 2022
	WYOS(AM)	Binghamton, NY	1360	June 1, 2022
Bismarck, ND (#255)	KACL(FM)	Bismarck, ND	98.7	April 1, 2021

	KBYZ(FM)	Bismarck, ND	96.5	April 1, 2021
	KKCT(FM)	Bismarck, ND	97.5	April 1, 2021
	KLXX(AM)	Bismarck-Mandan, ND	1270	April 1, 2021
	KUSB(FM)	Hazelton, ND	103.3	April 1, 2021
Boise, ID (#95)	KAWO(FM)	Boise, ID	104.3	October 1, 2021
	KCIX(FM)	Garden City, ID	105.9	October 1, 2021
	KFXD(AM)	Boise, ID	630	October 1, 2021
	KIDO(AM)	Nampa, ID	580	October 1, 2021
	KSAS-FM	Caldwell, ID	103.5	October 1, 2021
	KXLT-FM	Eagle, ID	107.9	October 1, 2021
	K298CN(FX)(3)	Boise, ID	107.5	October 1, 2021
Bozeman, MT Not Rated (NR)	KISN(FM)	Belgrade, MT	96.7	April 1, 2021
	KMMS-FM	Bozeman, MT	95.1	April 1, 2021
	KMMS(AM)	Bozeman, MT	1450	April 1, 2021
	KPRK(AM)	Livingston, MT	1340	April 1, 2021
	KXLB(FM)	Livingston, MT	100.7	April 1, 2021
	KZMY(FM)	Bozeman, MT	103.5	April 1, 2021
	K254AL(FX)(3)	Livingston, MT	98.7	April 1, 2021
Buffalo-Niagara Falls, NY (#58)	WBLK(FM)	Depew, NY	93.7	June 1, 2022
	WBUF(FM)	Buffalo, NY	92.9	June 1, 2022
	WMSX(FM)	Buffalo, NY	96.1	June 1, 2022
	WYRK(FM)	Buffalo, NY	106.5	June 1, 2022
Casper, WY (NR)	KKTL(AM)	Casper, WY	1400	October 1, 2021
	KRNK(FM)	Casper, WY	96.7	October 1, 2021
	KRVK(FM)	Vista West, WY	107.9	October 1, 2021
	KTRS-FM	Casper, WY	104.7	October 1, 2021
	KTWO(AM)	Casper, WY	1030	October 1, 2021
	KWYY(FM)	Midwest, WY	95.5	October 1, 2021
Cedar Rapids, IA (#206)	KDAT(FM)	Cedar Rapids, IA	104.5	February 1, 2021
	KHAK(FM)	Cedar Rapids, IA	98.1	February 1, 2021
	KRNA(FM)	Iowa City, IA	94.1	February 1, 2021
	KRQN(FM)(1)(3)	Vinton, IA	107.1	February 1, 2021
Cheyenne, WY (#266)	KGAB(AM)	Orchard Valley, WY	650	October 1, 2021
	KIGN(FM)	Burns, WY	101.9	October 1, 2021
	KLEN(FM)	Cheyenne, WY	106.3	October 1, 2021
Danbury, CT (#201)	WINE(AM)	Brookfield, CT	940	April 1, 2022
	WRKI(FM)	Brookfield, CT	95.1	April 1, 2022
	WDBY(FM)	Patterson, NY	105.5	June 1, 2022
	WDBY-FM1(3)	Brookfield, CT	105.5	June 1, 2022
Dubuque, IA (NR)	KLYV(FM)	Dubuque, IA	105.3	February 1, 2021
	KXGE(FM)	Dubuque, IA	102.3	February 1, 2021
	WDBQ(AM)	Dubuque, IA	1490	February 1, 2021
	WDBQ-FM	Galena, IL	107.5	December 1, 2020
	WJOD(FM)	Asbury, IA	103.3	February 1, 2021
Duluth-Superior, MN, WI (#212)	KKCB(FM)	Duluth, MN	105.1	April 1, 2021
	KLDJ(FM)	Duluth, MN	101.7	April 1, 2021
	WEBC(AM)	Duluth, MN	560	April 1, 2021
	KBMX(FM)	Proctor, MN	107.7	April 1, 2021
	W293CT(FX)(3)	Duluth, MN	106.5	April 1, 2021

El Paso, TX (#76)	KLAQ(FM)	El Paso, TX	95.5	August 1, 2021
	KROD(AM)	El Paso, TX	600	August 1, 2021
	KSII(FM)	El Paso, TX	93.1	August 1, 2021
Evansville, IN (#163)	WDKS(FM)	Newburgh, IN	106.1	August 1, 2020
	WGBF(AM)	Evansville, IN	1280	August 1, 2020
	WGBF-FM	Henderson, KY	103.1	August 1, 2020
	WJLT(FM)	Evansville, IN	105.3	August 1, 2020
	WKDQ(FM)	Henderson, KY	99.5	August 1, 2020
Faribault/Owatonna, MN (NR)	KDHL(AM)	Faribault, MN	920	April 1, 2021
	KQCL(FM)	Faribault, MN	95.9	April 1, 2021
	KRFO(AM)	Owatonna, MN	1390	April 1, 2021
	KRFO-FM	Owatonna, MN	104.9	April 1, 2021
Flint, MI (#138)	WCRZ(FM)	Flint, MI	107.9	October 1, 2020
	WFNT(AM)	Flint, MI	1470	October 1, 2020
	WLCO(AM)	Lapeer, MI	1530	October 1, 2020
	WQUS(FM)	Lapeer, MI	103.1	October 1, 2020
	WRCL(FM)	Frankenmuth, MI	93.7	October 1, 2020
	WWBN(FM)	Tuscola, MI	101.5	October 1, 2020
Ft. Collins-Greeley, CO (#108)	KKPL(FM)	Cheyenne, WY	99.9	October 1, 2021
	KMAX-FM	Wellington, CO	94.3	April 1, 2021
	KTRR(FM)	Loveland, CO	102.5	April 1, 2021
	KUAD-FM	Windsor, CO	99.1	April 1, 2021
Grand Junction, CO (#241)	KEKB(FM)	Fruita, CO	99.9	April 1, 2021
	KBKL(FM)	Grand Junction, CO	107.9	April 1, 2021
	KMXY(FM)	Grand Junction, CO	104.3	April 1, 2021
	KKNN(FM)	Delta, CO	95.1	April 1, 2021
	KEXO(AM)	Grand Junction, CO	1230	April 1, 2021
Grand Rapids, MI (#68)	WFGR(FM)	Grand Rapids, MI	98.7	October 1, 2020
	WGRD-FM	Grand Rapids, MI	97.9	October 1, 2020
	WLHT-FM	Grand Rapids, MI	95.7	October 1, 2020
	WNWZ(AM)	Grand Rapids, MI	1410	October 1, 2020
	WTRV(FM)	Walker, MI	100.5	October 1, 2020
	W285FO(FX)(3)	Grand Rapids, MI	104.9	October 1, 2020
Kalamazoo, MI (#185)	WKFR-FM	Battle Creek, MI	103.3	October 1, 2020
	WKMI(AM)	Kalamazoo, MI	1360	October 1, 2020
	WRKR(FM)	Portage, MI	107.7	October 1, 2020
	W273AR(FX)(3)	Paw Paw, MI	102.5	October 1, 2020
Killeen-Temple, TX (#141)	KSSM(FM)	Copperas Cove, TX	103.1	August 1, 2021
	KUSJ(FM)	Harker Heights, TX	105.5	August 1, 2021
	KLTD(FM)	Temple, TX	101.7	August 1, 2021
	KTEM(AM)	Temple, TX	1400	August 1, 2021
	KOOC(FM)	Belton, TX	106.3	August 1, 2021
Lafayette, LA (#110)	KPEL-FM	Breaux Bridge, LA	96.5	June 1, 2020
	KHXT(FM)	Erath, LA	107.9	June 1, 2020
	KMDL(FM)	Kaplan, LA	97.3	June 1, 2020
	KPEL(AM)	Lafayette, LA	1420	June 1, 2020
	KROF(AM)	Abbeville, LA	960	June 1, 2020
	KTDY(FM)	Lafayette, LA	99.9	June 1, 2020
Lake Charles, LA (#217)	KHLA(FM)	Jennings, LA	92.9	June 1, 2020

	KLCL(AM)	Lake Charles, LA	1470	June 1, 2020
	KJMH(FM)	Lake Arthur, LA	107.5	June 1, 2020
	KNGT(FM)	Lake Charles, LA	99.5	June 1, 2020
	KJEF(AM)	Jennings, LA	1290	June 1, 2020
	KTSR(FM)	De Quincy, LA	92.1	June 1, 2020
Lansing-East Lansing, MI (#128)	WFMK(FM)	East Lansing, MI	99.1	October 1, 2020
	WMMQ(FM)	East Lansing, MI	94.9	October 1, 2020
	WVFN(AM)	East Lansing, MI	730	October 1, 2020
	WITL-FM	Lansing, MI	100.7	October 1, 2020
	WJIM(AM)	Lansing, MI	1240	October 1, 2020
	WJIM-FM	Lansing, MI	97.5	October 1, 2020
Laramie, WY (NR)	KCGY(FM)	Laramie, WY	95.1	October 1, 2021
	KOWB(AM)	Laramie, WY	1290	October 1, 2021
Lawton, OK (NR)	KLAW(FM)	Lawton, OK	101.3	June 1, 2021
	KVRW(FM)	Lawton, OK	107.3	June 1, 2021
	KZCD(FM)	Lawton, OK	94.1	June 1, 2021
Lubbock, TX (#168)	KFMX-FM	Lubbock, TX	94.5	August 1, 2021
	KFYO(AM)	Lubbock, TX	790	August 1, 2021
	KKAM(AM)	Lubbock, TX	1340	August 1, 2021
	KKCL-FM	Lorenzo, TX	98.1	August 1, 2021
	KQBR(FM)	Lubbock, TX	99.5	August 1, 2021
	KZII-FM	Lubbock, TX	102.5	August 1, 2021
Lufkin-Nacogdoches, TX (NR)	KVLL-FM	Wells, TX	94.7	August 1, 2021
	KYKS(FM)	Lufkin, TX	105.1	August 1, 2021
	KAFX-FM	Diboll, TX	95.5	August 1, 2021
	KSFA(AM)	Nacogdoches, TX	860	August 1, 2021
	KTBQ(FM)	Nacogdoches, TX	107.7	August 1, 2021
Missoula, MT (NR)	KYSS-FM	Missoula, MT	94.9	April 1, 2021
	KGVO(AM)	Missoula, MT	1290	April 1, 2021
	KMPT(AM)	East Missoula, MT	930	April 1, 2021
	KBAZ(FM)	Hamilton, MT	96.3	April 1, 2021
	KLYQ(AM)	Hamilton, MT	1240	April 1, 2021
	KAMM-FM	Frenchtown, MT	101.5	April 1, 2021
	KENR(FM)	Superior, MT	107.5	April 1, 2021
	KENR-FM1(3)	Missoula, MT	107.5	April 1, 2021
	K251CH(FX)(3)	Seeley Lake, MT	98.1	April 1, 2021
	K252FP(FX)(3)	Missoula, MT	98.3	April 1, 2021
Monmouth-Ocean, NJ (#54)	WADB(AM)	Asbury Park, NJ	1310	June 1, 2022
	WCHR-FM	Manahawkin, NJ	105.7	June 1, 2022
	WJLK(FM)	Asbury Park, NJ	94.3	June 1, 2022
	WOBM(AM)	Lakewood Township, NJ	1160	June 1, 2022
	WOBM-FM	Toms River, NJ	92.7	June 1, 2022
New Bedford-Fall River, MA (#182)	WBSM(AM)	New Bedford, MA	1420	April 1, 2022
	WFHN(FM)	Fairhaven, MA	107.1	April 1, 2022
Odessa-Midland, TX (#164)	KBAT(FM)	Monahans, TX	99.9	August 1, 2021
	KODM(FM)	Odessa, TX	97.9	August 1, 2021
	KNFM(FM)	Midland, TX	92.3	August 1, 2021
	KZBT(FM)	Midland, TX	93.3	August 1, 2021
	KMND(AM)	Midland, TX	1510	August 1, 2021

	K236CP(FX)(3)	Lubbock, TX	95.1	August 1, 2021
Oneonta, NY (NR)	WBKT(FM)	Norwich, NY	95.3	June 1, 2022
	WCHN(AM)	Norwich, NY	970	June 1, 2022
	WDHI(FM)	Delhi, NY	100.3	June 1, 2022
	W232AS(FX)(3)	Oneonta, NY	94.3	June 1, 2022
	WDLA(AM)	Walton, NY	1270	June 1, 2022
	WDLA-FM	Walton, NY	92.1	June 1, 2022
	WDOS(AM)	Oneonta, NY	730	June 1, 2022
	WIYN(FM)	Deposit, NY	94.7	June 1, 2022
	WKXZ(FM)	Norwich, NY	93.9	June 1, 2022
	W232AT(FX)(3)	Norwich, NY	94.3	June 1, 2022
	W257BE(FX)(3)	Hamilton, NY	99.3	June 1, 2022
	WSRK(FM)	Oneonta, NY	103.9	June 1, 2022
	WTBD-FM	Delhi, NY	97.5	June 1, 2022
	WZOZ(FM)	Oneonta, NY	103.1	June 1, 2022
Owensboro, KY (NR)	WBKR(FM)	Owensboro, KY	92.5	August 1, 2020
	WOMI(AM)	Owensboro, KY	1490	August 1, 2020
	W256CF(FX)(3)	Owensboro, KY	99.1	August 1, 2020
Pittsfield, MA (NR)	WBEC(AM)	Pittsfield, MA	1420	April 1, 2022
	WBEC-FM	Pittsfield, MA	95.9	April 1, 2022
	WNAW(AM)	North Adams, MA	1230	April 1, 2022
	WSBS(AM)	Great Barrington, MA	860	April 1, 2022
	WUPE(AM)	Pittsfield, MA	1110	April 1, 2022
	WUPE-FM	North Adams, MA	100.1	April 1, 2022
	W231AK(FX)(3)	Great Barrington, MA	94.1	April 1, 2022
	W277CJ(FX)(3)	Pittsfield, MA	103.3	April 1, 2022
Portland, ME (#96)	WBLM(FM)	Portland, ME	102.9	April 1, 2022
	WCYY(FM)	Biddeford, ME	94.3	April 1, 2022
	WHOM(FM)	Mount Washington, NH	94.9	April 1, 2022
	WJBQ(FM)	Portland, ME	97.9	April 1, 2022
Portsmouth-Dover-Rochester, NH (#122)	WSHK(FM)	Kittery, ME	105.3	April 1, 2022
	WOKQ(FM)	Dover, NH	97.5	April 1, 2022
	WSAK(FM)	Hampton, NH	102.1	April 1, 2022
	WPKQ(FM)	North Conway, NH	103.7	April 1, 2022
	W250AB(FX)(3)	Manchester, NH	97.9	April 1, 2022
Poughkeepsie, NY (#169)	WRRB(FM)	Arlington, NY	96.9	June 1, 2022
	WCZX(FM)	Hyde Park, NY	97.7	June 1, 2022
	WPDA(FM)	Jeffersonville, NY	106.1	June 1, 2022
	WKXP(FM)	Kingston, NY	94.3	June 1, 2022
	WRRV(FM)	Middletown, NY	92.7	June 1, 2022
	WEOK(AM)	Poughkeepsie, NY	1390	June 1, 2022
	WPDH(FM)	Poughkeepsie, NY	101.5	June 1, 2022
	WZAD(FM)	Wurtsboro, NY	97.3	June 1, 2022
	W239AC(FX)(3)	Middletown, NY	95.7	June 1, 2022
Presque Isle, ME (NR)	WBPW(FM)	Presque Isle, ME	96.9	April 1, 2022
	WOZI(FM)	Presque Isle, ME	101.9	April 1, 2022
	WQHR(FM)	Presque Isle, ME	96.1	April 1, 2022
Quad Cities, IA-IL (#155)	KJOC(FM)	Bettendorf, IA	93.5	February 1, 2021
	KBOB(AM)	Davenport, IA	1170	February 1, 2021

	KIIK-FM	De Witt, IA	104.9	February 1, 2021
	WXLP(FM)	Moline, IL	96.9	December 1, 2020
	KBEA-FM	Muscatine, IA	99.7	February 1, 2021
Quincy, IL-Hannibal, MO (NR)	KHMO(AM)	Hannibal, MO	1070	February 1, 2021
	KICK-FM	Palmyra, MO	97.9	February 1, 2021
	KRRY(FM)	Canton, MO	100.9	February 1, 2021
	WLIQ(AM)	Quincy, IL	1530	December 1, 2020
Richland-Kennewick-Pasco, WA (#179)	KEYW(FM)	Pasco, WA	98.3	February 1, 2022
	KFLD(AM)	Pasco, WA	870	February 1, 2022
	KOLW(FM)	Basin City, WA	97.5	February 1, 2022
	KORD-FM	Richland, WA	102.7	February 1, 2022
	KXRX(FM)	Walla Walla, WA	97.1	February 1, 2022
Rochester, MN (#221)	KFIL-FM	Chatfield, MN	103.1	April 1, 2021
	KFIL(AM)	Preston, MN	1060	April 1, 2021
	KDOC-FM	Eyota, MN	103.9	April 1, 2021
	KOLM(AM)	Rochester, MN	1520	April 1, 2021
	KROC(AM)	Rochester, MN	1340	April 1, 2021
	KROC-FM	Rochester, MN	106.9	April 1, 2021
	KWWK(FM)	Rochester, MN	96.5	April 1, 2021
	KDCZ(FM)	St. Charles, MN	107.7	April 1, 2021
	KVGO(FM)	Spring Valley, MN	104.3	April 1, 2021
	KYBA(FM)	Stewartville, MN	105.3	April 1, 2021
	K285EL(FX)(3)	Rochester, MN	104.9	April 1, 2021
	K292EM(FX)(3)	Rochester, MN	106.3	April 1, 2021
Rockford, IL (#160)	WXXQ(FM)	Freeport, IL	98.5	December 1, 2020
	WKGL-FM	Loves Park, IL	96.7	December 1, 2020
	WROK(AM)	Rockford, IL	1440	December 1, 2020
	WZOK(FM)	Rockford, IL	97.5	December 1, 2020
San Angelo, TX (#258)	KELI(FM)	San Angelo, TX	98.7	August 1, 2021
	KGKL(AM)	San Angelo, TX	960	August 1, 2021
	KGKL-FM	San Angelo, TX	97.5	August 1, 2021
	KKCN(FM)	Ballinger, TX	103.1	August 1, 2021
	KKCN-FM1(3)	San Angelo, TX	103.1	August 1, 2021
	KNRX(FM)	Sterling City, TX	96.5	August 1, 2021
	KNRX-FM1(3)	San Angelo, TX	96.5	August 1, 2021
Sedalia, MO (NR)	KSDL(FM)	Sedalia, MO	92.3	February 1, 2021
	KSIS(AM)	Sedalia, MO	1050	February 1, 2021
	KXKX(FM)	Knob Noster, MO	105.7	February 1, 2021
Shelby, MT (NR)	KSEN(AM)	Shelby, MT	1150	April 1, 2021
	KZIN-FM	Shelby, MT	96.7	April 1, 2021
Shreveport, LA (#140)	KEEL(AM)	Shreveport, LA	710	June 1, 2020
	KXKS-FM	Shreveport, LA	93.7	June 1, 2020
	KRUF(FM)	Shreveport, LA	94.5	June 1, 2020
	KVKI-FM	Shreveport, LA	96.5	June 1, 2020
	KWKH(AM)	Shreveport, LA	1130	June 1, 2020
	KTUX(FM)	Carthage, TX	98.9	August 1, 2021
	K269GO(FX)(3)	Shreveport, LA	101.7	June 1, 2020
Sioux Falls, SD (#188)	KSOO(AM)	Sioux Falls, SD	1000	April 1, 2021
	KKLS-FM	Sioux Falls, SD	104.7	April 1, 2021

	KIKN-FM	Salem, SD	100.5	April 1, 2021
	KXRB(AM)	Sioux Falls, SD	1140	April 1, 2021
	KMXC(FM)	Sioux Falls, SD	97.3	April 1, 2021
	KYBB(FM)	Canton, SD	102.7	April 1, 2021
	KXRB-FM	Brandon, SD	100.1	April 1, 2021
	KSOO-FM	Lennox, SD	99.1	April 1, 2021
St. Cloud, MN (NR)	KLZZ(FM)	Waite Park, MN	103.7	April 1, 2021
	KMXK(FM)	Cold Spring, MN	94.9	April 1, 2021
	KXSS(AM)	Waite Park, MN	1390	April 1, 2021
	KZRV(FM)	Sartell, MN	96.7	April 1, 2021
	WJON(AM)	St. Cloud, MN	1240	April 1, 2021
	WWJO(FM)	St. Cloud, MN	98.1	April 1, 2021
Texarkana, TX-AR (#242)	KKYR-FM	Texarkana, TX	102.5	August 1, 2021
	KOSY(AM)	Texarkana, AR	790	June 1, 2020
	KPWW(FM)	Hooks, TX	95.9	August 1, 2021
	KYGL(FM)	Texarkana, AR	106.3	June 1, 2020
	KMJI(FM)	Ashdown, AR	93.3	June 1, 2020
Trenton, NJ (#152)	WKXW(FM)	Trenton, NJ	101.5	June 1, 2022
Tuscaloosa, AL (#211)	WBEI(FM)	Reform, AL	101.7	April 1, 2020
	WFFN(FM)	Coaling, AL	95.3	April 1, 2020
	WNPT-FM	Marion, AL	102.9	April 1, 2020
	WTBC(AM)	Tuscaloosa, AL	1230	April 1, 2020
	WTSK(AM)	Tuscaloosa, AL	790	April 1, 2020
	WTUG-FM	Northport, AL	92.9	April 1, 2020
	W261BT(FX)(3)	Tuscaloosa, AL	100.1	April 1, 2020
	W265CG(FX)(3)	Tuscaloosa, AL	100.9	April 1, 2020
	W227DD(FX)(3)	Brent, AL	93.3	April 1, 2020
Twin Falls-Sun Valley, ID (#248)	KEZJ-FM	Twin Falls, ID	95.7	October 1, 2021
	KLIX(AM)	Twin Falls, ID	1310	October 1, 2021
	KLIX-FM	Twin Falls, ID	96.5	October 1, 2021
	KSNQ(FM)	Twin Falls, ID	98.3	October 1, 2021
Tyler-Longview, TX (#142)	KISX(FM)	Whitehouse, TX	107.3	August 1, 2021
	KNUE(FM)	Tyler, TX	101.5	August 1, 2021
	KTYL-FM	Tyler, TX	93.1	August 1, 2021
	KKTX-FM	Kilgore, TX	96.1	August 1, 2021
Utica/Rome, NY (#171)	WFRG-FM	Utica, NY	104.3	June 1, 2022
	WIBX(AM)	Utica, NY	950	June 1, 2022
	WLZW(FM)	Utica, NY	98.7	June 1, 2022
	WODZ-FM	Rome, NY	96.1	June 1, 2022
Victoria, TX (NR)	KIXS(FM)	Victoria, TX	107.9	August 1, 2021
	KLUB(FM)	Bloomington, TX	106.9	August 1, 2021
	KQVT(FM)	Victoria, TX	92.3	August 1, 2021
	KTXN-FM (2)(3)	Victoria, TX	98.7	August 1, 2021
Waterloo-Cedar Falls, IA (#238)	KOEL(AM)	Oelwein, IA	950	February 1, 2021
	KOEL-FM	Cedar Falls, IA	98.5	February 1, 2021
	KKHQ-FM	Oelwein, IA	92.3	February 1, 2021
	KCRR(FM)	Grundy Center, IA	97.7	February 1, 2021
Wichita Falls, TX (#251)	KBZS(FM)	Wichita Falls, TX	106.3	August 1, 2021
	KNIN-FM	Wichita Falls, TX	92.9	August 1, 2021

	KWFS(AM)	Wichita Falls, TX	1290	August 1, 2021
	KWFS-FM	Wichita Falls, TX	102.3	August 1, 2021
Yakima, WA (#198)	KATS(FM)	Yakima, WA	94.5	February 1, 2022
	KDBL(FM)	Toppenish, WA	92.9	February 1, 2022
	KFFM(FM)	Yakima, WA	107.3	February 1, 2022
	KIT(AM)	Yakima, WA	1280	February 1, 2022
	KMGW(FM)	Naches, WA	99.3	February 1, 2022
	KUTI(AM)	Yakima, WA	1460	February 1, 2022
	K232CV(FX)(3)	Ellensburg, WA	94.3	February 1, 2022
(1) Townsquare Media Cedar Rapids, LLC programs KRQN(FM) pursuant to a TBA.
(2) Townsquare Media Victoria, LLC programs KTXN-FM pursuant to an LMA.
(3) Our station count of 317 excludes the booster, LMA and TBA stations, as well as FM translators listed above. “(FX)” is used to identify FM translator stations. The “FM1” suffix after a call sign means the station is a booster station, rebroadcasting the programming of the station listed above it with the same four-letter call sign.
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
As discussed in greater detail below, the FCC may also review the effect of proposed assignments and transfers of broadcast licenses on economic competition and diversity. See “Antitrust and Market Concentration Considerations.”
Ownership Matters
The Communications Act restricts us from having more than one-fourth of our equity owned or voted by non-U.S. persons, foreign governments or non-U.S. entities, without prior approval from the FCC.
The Communications Laws also restrict the number of radio stations one person or entity may own, operate or control in a local market.
None of these rules requires any change in our current ownership of radio stations. The Communications Laws could limit the number of additional radio stations that we may acquire in the future in our existing markets as well as new markets.
The FCC generally applies its rules and its broadcast multiple ownership rules by considering the “attributable” or cognizable interests held by a person or entity. With some exceptions, a person or entity will be deemed to hold an attributable interest in a radio station if the person or entity serves as an officer, director, partner, stockholder, member, or, in certain cases, a debt holder of a company that owns that station. Whether that interest is attributable and thus subject to the FCC’s multiple ownership rules is determined by the FCC’s attribution rules. If an interest is attributable, the FCC treats the person or entity who holds that interest as an “owner” of the radio station in question, and that interest thus counts against the person in determining compliance with the FCC’s ownership rules.
With respect to a partnership (or limited liability company), only the interest of a general partner (or managing member) is attributable if the entity’s organizational documents include certain terms. With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5.0% or more of the corporation’s voting stock (20.0% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA or a Joint Sales Agreement (“JSA”) also may result in an attributable interest. See “Local Marketing Agreements” and “Joint Sales Agreements.”

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
In November 2017, as part of its periodic review of broadcast ownership rules required by the Communications Act, the FCC adopted an Order on Reconsideration and Notice of Proposed Rulemaking (“Order”) addressing its ownership rules. The Order eliminated the newspaper/broadcast cross-ownership prohibition, including the ban on common ownership of newspapers and radio stations within the same market. The Order also eliminated the radio/television cross-ownership rule. These and other aspects of the Order are being challenged in federal court. At this time, we cannot predict the outcome of this appeal or whether it will have a material adverse effect on us.
Content and Operation
The Communications Act requires broadcasters to serve the “public interest.” To satisfy that obligation, broadcasters are required by the Communications Laws to present content that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from audiences concerning a radio station’s content may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. FCC rules also require broadcasters to provide equal employment opportunities (“EEO”) in the hiring of new personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their websites (if they have one), and to maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee’s failure to abide by the EEO rules and also conducts random audits on broadcast licensees’ compliance with EEO rules. We have been the subject of several EEO audits. To date, none of those audits has disclosed any major violation that would have a material adverse effect on our operations. Radio stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent content, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation).
On January 28, 2016, the FCC adopted certain rules requiring radio stations to make their local public files available over the internet on a system hosted by the FCC. The requirements were phased in over time, starting with stations in the top 50 Nielsen markets with five or more full-time employees. These rules apply to all our stations as of March 1, 2018.
Local Marketing Agreements
A number of radio stations, including certain of our radio stations, have entered into Local Marketing Agreements (“LMAs”) (also known as Time Brokerage Agreements). In a typical LMA, the licensee of a radio station makes available, for a fee, airtime on its radio station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the radio station and, in particular, its personnel, content and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the radio station receiving content from another station maintains ultimate responsibility for, and control over radio station operations and otherwise ensures compliance with the Communications Laws.
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
Under the Communications Laws, a radio station owner that sells more than 15.0% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. In that situation, a station cannot have a JSA with another station in the same market if the FCC’s ownership rules would otherwise prohibit that common ownership.
Antitrust and Market Concentration Considerations
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”), either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the radio stations to be acquired is above a certain threshold that increases periodically (presently $84.4 million as of March 10, 2018). Our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire additional radio stations in its existing markets or multiple radio stations in new markets and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain radio stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35.0% of local radio advertising revenue, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35.0% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35.0% share of radio advertising revenue in many of our markets.
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
A decline in attendance at or reduction in the number of concerts, festivals, fairs, consumer expositions and other experiential events and other forms of entertainment may have an adverse effect on revenue and operating income from our live events business. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending and advertisers have reduced their advertising expenditures. Consumer discretionary spending is sensitive to many factors such as employment, fuel and energy prices, and general economic conditions, and as a result, the risks associated with our live events business may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at our live events. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorships and our ability to generate revenue from live events or grow our live events business.
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
We produce, promote and/or ticket many live events. Weather conditions surrounding these events affect sales of tickets, concessions and merchandise, among other things, particularly at our outdoor live events. Poor weather conditions can have a material effect on our results of operations particularly because we produce, promote and/or ticket a finite number of events. Due to weather conditions, we may be required to cancel or reschedule an event to another available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as food, beverage, ride and merchandise sales. Poor weather can affect current periods as well as successive events in future periods, any of which could adversely affect our business, financial condition and results of operations. For certain events, we have cancellation insurance policies in place to cover a portion of our losses but this coverage may not be sufficient and is subject to deductibles.
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
A significant portion of the employees that staff our NAME fairs is composed of foreign nationals whose ability to work for us depends on obtaining the necessary U.S. H-2B visas and Canadian work visas. The H-2B visa category in the U.S., and the Canadian Temporary Foreign Worker Program in Canada, allow employers in the U.S. and Canada, respectively, to hire foreign nationals to perform services on a temporary or seasonal basis, subject to certain qualifications. Our ability to hire and retain these foreign nationals and their ability to remain and work in the United States and Canada are affected by various laws and regulations, including limitations on the number of available H-2B visas and Canadian work visas and our ability to get available visas, which typically changes from one season to the next and could change significantly.  Changes in the laws or regulations affecting the availability, allocation and/or cost of H-2B visas or Canadian work visas, eligibility for H-2B visas or Canadian work visas, or otherwise affecting the admission or retention of foreign nationals for temporary or seasonal employment by U.S. or Canadian employers, or any increase in demand for H-2B visas or Canadian work visas relative to the limited supply of those visas, may adversely affect our ability to hire or retain foreign personnel for our NAME fairs and events and may, as a result, negatively affect our revenue and/or expenses and could have a material adverse effect on our business, financial condition and results of operations.

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
Approximately 0.6%, 1.7% and 0.5% of our net revenue, pro forma for the Transactions, for the years ended December 31, 2015, 2016 and 2017, respectively, consisted of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years, has the potential to create fluctuations in our operating results on a year-to-year basis. For example, during 2015, we had political advertising revenue of $2.9 million, compared to $9.0 million in 2016 and $2.4 million in 2017. In addition, political advertising revenue is dependent on the level of political ad spend and competitiveness of elections within each local market.
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
If we are unable to retain our digital audience, our business will be adversely affected.
The increasing number of digital media options available on the internet, through social networking tools and through mobile and other devices distributing news and other content is expanding consumer choice significantly. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content than they do on the source or reliability of such content. The increasing popularity of news aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by creating a disincentive for the audience to visit our websites or use our mobile applications. In addition, the undifferentiated presentation of some of our content in aggregation with other content may lead audiences to fail to distinguish our content from the content of other providers. Our reputation for quality journalism and content are important in competing for revenue in this environment and are based on consumer and advertiser perceptions. If consumers fail to differentiate our content from other content providers in digital media, or if the quality of our journalism or content is perceived as less reliable, we may not be able to increase our online traffic sufficiently or retain a base of frequent visitors to our local and national digital properties.
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
If we fail to increase the number of subscribers or retain existing subscribers at Townsquare Interactive, our revenue and business will be harmed.
The ability to grow Townsquare Interactive depends in large part on maintaining and expanding our subscriber base. To do so, we must convince prospective subscribers of the benefits of our technology platform and existing subscribers of the continuing value of our products and services. The digital marketing solutions sector is highly competitive with many competitors in which our customers have many competing alternatives. We believe our solutions are well positioned to serve the SMBs in the small and mid-sized markets we upon which we focus. However, if our subscribers cancel their subscriptions with us, or if we are unable to attract new subscribers in numbers greater than the number of subscribers that we lose, our subscriber base will decrease and our business, financial condition and operating results will be adversely affected.
Our digital businesses are dependent on technology and technical and sales talent.
Future success and growth in our digital businesses will depend upon our continued ability to develop and maintain technology and identify, hire, develop, motivate and retain highly skilled technical and sales talent. Competition for employees with these skill sets is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. We will also need to be able to balance the costs of recruiting and retaining these employees with profitable growth. If we are unable to do so, our business, financial condition or results of operations may be adversely affected.
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

•
the FCC has authorized many new Low-Power FM radio stations which have resulted in additional FM radio broadcast outlets, although such radio stations are required to operate with very low power and on a non-commercial basis;

•	iPhone/iPod/iPad and similar mobile devices;

•	voice activated smart speakers; and

•	streaming internet services such as Spotify and Pandora.
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
Ratings for broadcast radio stations and traffic or visitors to a particular website are also factors that are weighed when advertisers determine which outlets to use and in determining the advertising rates that the outlet receives. Poor ratings or traffic levels can lead to a reduction in pricing and advertising revenue. For example, if there is an event causing a change of programming at one of our radio stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenue or profitability as the previous programming. In addition, changes in ratings methodology and technology could adversely impact our ratings and negatively affect our advertising revenue. Nielsen, the leading supplier of ratings data for U.S. radio markets, developed technology to passively collect data for its ratings service. The Portable People Meter™ (“PPM™”) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. While our ratings are primarily measured by the traditional diary method (which involves individual surveys), certain of our market ratings are being measured by PPM™. In each market, there has been a compression in the relative ratings of all radio stations in the market, enhancing the competitive pressure within the market for advertising dollars. In addition, ratings for certain radio stations when measured by PPM™ as opposed to the traditional diary methodology can be materially different. PPM™ based ratings may be scheduled to be introduced in some of our other markets. Because of the competitive factors we face and the introduction of PPM™, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue, which could have an adverse impact on our business, financial condition and results of operations.
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

Certain components of our online business depend on continued and unimpeded access to the internet by us and our audience. Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of our audience and advertisers.
Certain of our products and services depend on the ability of our audience to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers may take measures that could degrade, disrupt, or increase the cost of, access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our audience to provide our offerings. Such interference could result in a loss of existing audience and advertisers, and increased costs, and could impair our ability to attract new audience and advertisers, thereby harming our revenue and growth.
A security breach or a cyber-attack could adversely affect our business.
A security breach or cyber-attack of our computer systems could interrupt or damage our operations or harm our reputation. If third parties or our employees are able to penetrate our network security or otherwise misappropriate personal information or contact information of our customers, listeners, business partners or advertisers, or if we give third parties or our employees improper access to our customers’ personal information or contract information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices. We could also be subject to regulatory action in certain jurisdictions.
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
The occurrence of extraordinary events, such as terrorist attacks, natural disasters, intentional or unintentional mass casualty incidents or similar events may substantially impact our operations in specific geographic areas, as well as nationally, and it may decrease the use of and demand for advertising, and the attendance at our live events, which may decrease our revenue or expose us to substantial liability. The September 11, 2001 terrorist attacks, for example, caused a nationwide disruption of commercial activities. The occurrence of future terrorist attacks, military actions by the U.S., contagious disease outbreaks or other unforeseen similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies where we do business in general and specifically in the market for advertising. In addition, an act of God or a natural disaster could adversely impact any one or more of the markets where we do business, thereby impacting our business, financial condition and results of operations.
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
We have a significant amount of indebtedness. As of December 31, 2017, we had $565.1 million of outstanding indebtedness, net of deferred financing costs of $6.8 million, with annual interest expense requirements of approximately $31.0 million. On an as reported basis, interest expense for the year ended December 31, 2017 was $29.9 million, which represented 59.0% of cash flow from operating activities. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other significant effects on our business.
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
As of December 31, 2017, our FCC licenses and goodwill comprised approximately 68.9% of our consolidated total assets. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. The fair value measurements for both our goodwill and indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.
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
At December 31, 2017 the Company performed its annual impairment test which resulted in impairment charges of $2.9 million on its FCC licenses and $48.9 million on goodwill. Refer to Note 6 for additional information.
Our business depends upon licenses issued by the FCC, and if licenses were not renewed or we were to be out of compliance with FCC regulations and policies, our business could be materially impaired.
Our radio stations depend upon maintaining their broadcasting licenses issued by the FCC, which are currently issued for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, the FCC granted all of the license renewal applications that were filed for our radio stations. However, we cannot be certain that our future license renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our business, financial condition and results of operations, result in material impairment and adversely affect our liquidity and financial condition. If any of our FCC licenses are not renewed, it would prevent us from operating the affected radio station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a radio station license while a renewal application for that radio station is pending. In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on our operations and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our business. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our business, financial condition and results of operations. For further details on federal regulation of radio broadcasting, see “Business—Federal Regulation of Radio Broadcasting.”
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
The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live content. The FCC vigorously enforces its indecency rules against the broadcasting industry as a whole and violations of these rules may result in fines or, in some instances, revocation of an FCC license. The FCC also can impose separate fines for each allegedly indecent “utterance” within radio content. In addition, in 2006 Congress increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act. We cannot predict whether Congress will consider or adopt further legislation in this area. In the ordinary course of business, we or the FCC may receive complaints about whether certain of our radio stations have broadcast indecent content. To the extent these complaints or other proceedings by the FCC result in the imposition of fines, a settlement with the FCC, revocation of any of our radio station licenses or denials of license renewal applications, our business, financial condition and results of operations could be materially adversely affected.

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
In October 2015, the FCC released a First Report and Order and Further Notice of Proposed Rulemaking titled “Revitalization of AM Radio Service,” enacting several modifications to its technical rules for AM radio stations. Included in the order is the elimination of a rule which requires certain AM stations to reduce nighttime interference when seeking to modify their facilities. Also included is a relaxation of the FCC’s requirements for AM stations to provide their communities of license with a specific level of signal coverage, with the intended purpose of permitting AM stations to change the locations of their transmitting facilities. As a result of these rule changes, it is possible that some of our stations may experience increased nighttime interference from other stations in connection with facility modifications. It is also possible that stations owned by others and not serving our markets could move into our markets and become new competitors and cause interference to our stations or translators. Another aspect of the FCC’s revitalization order is exclusive AM filing windows in 2016 to allow AM stations to move a FM translator up to 250 miles to rebroadcast that AM station’s signal, and windows in 2017 and 2018 exclusively for AM stations to apply for a new FM translator construction permit.  The filing windows for applications for new FM translators to operate as companions to AM stations were July 26 through August 2, 2017 for certain AM stations and January 18 through January 31, 2018, for certain other AM stations. Although these windows may have the effect of increasing competition from other radio stations in our markets, we cannot predict at this time to what extent, if any, the impact of the new FM translator stations will have on our Company.
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
We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering in July 2014, (ii) the last day of the first fiscal year in which our annual gross revenue exceed $1.07 billion, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur on the last day of the fiscal year when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Assuming we do not surpass one of the financial thresholds in clauses (ii) through (iv) above, our status as an “emerging growth company” will end on December 31, 2019.
We are classified as a “controlled company” and, as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements of the New York Stock Exchange. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Certain funds managed by Oaktree continue to control a majority of the voting power of our common stock. As a result, we are a “controlled company” within the meaning of the applicable stock exchange corporate governance standards. Under the rules of the New York Stock Exchange (“NYSE”), a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

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
We cannot assure you that the market price of our Class A common stock will not fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under “Risks Related to Our Business” and the following:

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
Certain funds managed by Oaktree beneficially own approximately 1.6 million shares of our Class A common stock, 2.2 million shares of our Class B common stock and approximately 8.8 million shares of our Class A common stock underlying warrants, which together represent approximately 52.5% of the voting power of our common stock. Pursuant to a Stockholders’ Agreement entered into by and between Oaktree, FiveWire Media Ventures LLC (“FiveWire”) (an entity formed for the purpose of investing in the Company by certain members of management, including Dhruv Prasad, Steven Price, Stuart Rosenstein and certain other individuals (together, the “FiveWire Holders”)) and the FiveWire Holders (the “Stockholders’ Agreement”), Oaktree controls approximately 72.4% of the voting power on matters presented to our stockholders. As a result of its ownership, Oaktree, so long as it holds a majority of the voting power on matters presented to our stockholders, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Pursuant to the Stockholders’ Agreement, each FiveWire Holder granted to Oaktree an irrevocable proxy to vote their shares of Class B common stock, which shall remain in effect for so long as Oaktree beneficially owns at least 50% of the number of shares of common stock held immediately following our initial public offering. In addition, pursuant to the Stockholders’ Agreement, until Oaktree ceases to beneficially own at least 33.3% of the number of shares of common stock held immediately following our initial public offering, Oaktree has the right to designate three directors to our board of directors, each of whom will have, until Oaktree ceases to beneficially own at least 70.0% of the number of shares of common stock held immediately following our initial public offering, two votes on each matter. Matters over which Oaktree, directly or indirectly, exercises control include:

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of March 10, 2018 we have 13,837,676 shares of Class A common stock outstanding, outstanding warrants to purchase 8,977,676 shares of Class A common stock, 3,022,484 shares of Class B common stock outstanding and 1,636,341 shares of Class C common stock outstanding. The shares of Class A common stock are freely tradable without restriction under the Securities Act, except for any shares of our Class A common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.
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
We are not required to comply with Section 404(b) of the Sarbanes-Oxley Act for the annual reporting period ended December 31, 2017, and therefore our auditors are not required to make a formal assessment of the effectiveness of our internal controls for that purpose. Being a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to accurately report our financial results, fail to meet our reporting obligations on a timely basis, result in material misstatements in our Consolidated Financial Statements and harm our operating results. Testing and maintaining internal controls may also divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act or, if applicable, our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or, if applicable, our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could have a material adverse effect on the trading price of our stock.
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
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our Class A common stock or publishes inaccurate or unfavorable research about our business or industry, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our Class A common stock could decrease, which could cause our stock price and trading volume to decline.
We have not historically paid any cash dividends, and you may not receive any return on investment unless you are able to sell your Class A common stock for a price greater than your purchase price.
On March 12, 2018 the Board of Directors approved a dividend of $0.075 per share. We have not historically paid any cash dividends on shares of our Class A common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing our indebtedness, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Accordingly, if you purchase shares, realization of a gain on your investment may depend on the appreciation of the price of our Class A common stock, which may never occur.
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
As of December 31, 2017, we owned 46 facilities containing broadcast studios and 283 towers in our 67 Local Marketing Solutions markets. Where we do not own studios or towers, we lease these facilities. In addition, we lease various office facilities across the U.S. for our corporate, digital marketing solutions, and e-commerce operations, including spaces in Greenwich, Connecticut and White Plains, New York for our principal corporate offices. We also lease venues to host our live events from time to time.
We do not anticipate any difficulties in renewing any facility leases or in leasing alternative or additional space, if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment, ride equipment, certain live event production equipment and general office equipment. Where we do not own necessary equipment, we lease that equipment. In some cases, we lease the equipment in addition to our owned equipment.
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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Shares of our Class A common stock, par value $0.01 per share, trade under the symbol “TSQ” on the NYSE. There is no established public trading market for our Class B common stock or our Class C common stock. The initial public offering price for our Class A common stock was $11.00 per share. The following table sets forth, for the periods indicated, the high and low sales price per share of our Class A common stock as reported on the NYSE.

	High	Low
2016:
First quarter	$11.95	$8.64
Second quarter	$11.25	$7.30
Third quarter	$9.84	$7.65
Fourth quarter	$10.62	$8.12

2017:
First quarter	$13.01	$9.48
Second quarter	$12.24	$9.69
Third quarter	$11.63	$9.49
Fourth quarter	$10.50	$7.00
Holders
On March 1, 2018 the Company had 170 Class A common stockholders, 8 Class B common stockholders and 2 Class C common stockholders.
Dividend Policy
As of December 31, 2017, we did not pay any cash dividends. On March 12, 2018 the Board of Directors approved a dividend of $0.075 per share. The dividend will be paid to holders of record of our common stock and warrants as of April 2, 2018. The estimated $2.1 million dividend will be paid on May 15, 2018. Any future determination to pay dividends will be at the discretion of our Board of Directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our Board of Directors deems relevant.
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

Securities Authorized for Issuance Under Equity Compensation Plan
The following table summarizes information, as of December 31, 2017, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	8,544,225	$9.50	3,407,697
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	8,544,225	$9.50	3,407,697

Recent Sale of Unregistered Securities
None.

Issuer Purchase of Equity Securities
None.

Performance Graph
Our common stock began trading on the NYSE under the symbol “TSQ” on July 24, 2014. Prior to that time, there was no public market for our common stock.
The following graph compares total shareholder returns for the period July 24, 2014 (the date our Class A common stock commenced trading on the New York Stock Exchange) through December 31, 2017, to the Standard & Poor’s 500 Stock Index (“S&P 500”), the Russell 2000 Index (“Russell 2000”) and a peer group (“Peer Group”) comprised of radio broadcast and media companies (see note (1) below). The price of the Company’s Class A common stock on July 24, 2014 at its initial public offering (on which the graph is based) was $11.00. The total return calculation set forth below assumes $100 invested on July 24, 2014, with reinvestment of dividends into additional shares of the same class of securities at the frequency with, and in the amounts on, which dividends were paid on such securities through December 31, 2017. The past shareholder return shown on the following graph is not necessarily indicative of future performance.
Comparison of Cumulative Total Return

	July 24, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Townsquare	100.00	108.73	94.64	69.82
S&P 500	100.00	105.98	118.65	144.55
Russell 2000	100.00	100.21	121.56	139.36
Peer Group (1)	100.00	55.89	75.90	59.05
(1) The Peer Group consists of the following companies: Cumulus Media Inc., Beasley Broadcast Group, Inc., iHeartmedia, Inc. (formerly Clear Channel Holdings, Inc.), Emmis Communications Corporation, Entercom Communications Corp., Radio One, Inc. and Saga Communications, Inc.

Item 6. Selected Financial Data

The following tables set forth our selected historical consolidated financial information for the five years ended December 31, 2017. The selected historical financial data for the years ended December 31, 2015, 2016 and 2017 and as of December 31, 2016 and 2017 have been derived from our audited Consolidated Financial Statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data for the years ended December 31, 2013 and 2014 and as of December 31, 2013, 2014 and 2015 have been derived from our audited Consolidated Financial Statements not included in this Annual Report on Form 10-K.
The following selected historical financial information should be read in conjunction with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2013	2014	2015	2016	2017
(in thousands, except per share data)
Net revenue	$268,578	$373,892	$441,222	$515,995	$507,434
Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	187,148	253,440	317,789	383,994	384,412
Depreciation and amortization	15,189	16,878	17,577	23,971	25,683
Corporate expenses	19,190	24,996	25,458	25,370	25,828
Stock-based compensation (1)	—	37,739	4,278	4,253	748
Transaction costs	2,001	217	1,739	844	1,175
Business realignment costs	—	—	—	—	6,204
Goodwill and other intangible impairment charges	—	—	1,680	—	51,848
Change in fair value of contingent consideration	(1,100)	—	—	—	—
Net (gain) loss on sale and retirement of assets	(36)	90	(12,029)	282	397
Total operating costs and expenses	222,392	333,360	356,492	438,714	496,295
Operating income	46,186	40,532	84,730	77,281	11,139

Other expense (income):
Interest expense, net	35,620	46,502	35,979	34,072	32,753
Impairment on investment	—	—	—	4,236	—
Cancellation and (repurchase) of debt	—	—	30,305	(546)	—
Other expense (income), net	115	111	276	(665)	288
Income (loss) from continuing operations before income taxes	10,451	(6,081)	18,170	40,184	(21,902)
Provision (benefit) from income taxes	340	10,872	7,924	16,982	(13,027)
Net income (loss) from continuing operations	10,111	(16,953)	10,246	23,202	(8,875)
Net income (loss) from discontinued operations, net of income taxes	—	—	—	91	(1,398)
Net income (loss)	$10,111	$(16,953)	$10,246	$23,293	$(10,273)
Basic income (loss) per share:
Continuing operations	*	$(1.41)	$0.58	$1.28	$(0.48)
Discontinued operations	*	—	—	—	(0.08)
		$(1.41)	$0.58	$1.28	$(0.56)
Diluted income (loss) per share:
Continuing operations	*	$(1.41)	$0.37	$0.85	$(0.48)
Discontinued operations	*	—	—	—	(0.08)
		$(1.41)	$0.37	$0.85	(0.56)
Pro forma C Corporation data (unaudited)
Historical income (loss) before income taxes	$10,451	$(6,081)	*	*	*
Pro forma income tax expense (benefit)	4,118	(2,396)	*	*	*
Pro forma net income (loss)	$6,333	$(3,685)	*	*	*
Pro forma net income (loss) per share:
Basic	$0.84	$(0.31)	*	*	*
Diluted	$0.37	$(0.31)	*	*	*

Weighted average shares outstanding:	Pro Forma	Pro Forma	Actual	Actual	Actual
Basic	7,569	12,013	17,537	18,255	18,459
Diluted	17,078	12,013	27,724	27,313	18,459
(1) In connection with the 2014 conversion from a limited liability company to a Delaware corporation, the Company recorded a one-time charge for share-based compensation of $37.6 million.

	Years Ended December 31,
(in thousands, except share and per share data)	2013	2014	2015	2016	2017
Selected Balance Sheet Data (at end of period):
Cash	$45,467	$24,462	$33,298	$51,540	$65,295
Working capital	58,486	39,106	41,123	57,475	65,099
Total assets	939,203	937,312	1,060,711	1,080,705	1,056,358
Total debt, including current maturities	653,472	530,040	588,828	571,216	565,142
Stockholders’ and Members’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized, 9,946,354, 13,735,690 and 13,819,639 shares issued and outstanding at December 31, 2015, 2016 and 2017	*	95	100	137	138
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized, 3,022,484 shares issued and outstanding at December 31, 2015, 2016 and 2017	*	30	30	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized, 4,894,480, 1,636,341 and 1,636,341 shares issued and outstanding at December 31, 2015, 2016 and 2017	*	49	49	17	17
Additional paid-in capital	—	351,984	361,186	365,434	367,041
Retained earnings (deficit)	234,039	(8,439)	1,391	24,450	13,265
Accumulated other comprehensive income (loss)	—	—	44	(722)	(532)
Noncontrolling interest	492	443	640	705	1,121

* Does not apply to the period indicated.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis (“MD&A”) is intended to provide the reader with an overall understanding of our financial condition, results of operations, cash flows and sources and uses of cash. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. In addition, we also provide a discussion of accounting policies that require critical judgments and estimates. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements and our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, including those set forth in the sections entitled “Risk Factors” and “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.
We use the term “Transactions” to refer to all material acquisitions and divestitures that were completed from January 1, 2015 to December 31, 2017. The Transactions are described in more detail in our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We use the term “pro forma” in this section to refer to results that include the Transactions as if they had been completed on January 1, 2015.
Discontinued Operations
During the fourth quarter of 2017, we undertook a corporate strategic review of the Company’s operations and concluded the Company should exit certain Entertainment businesses and that two live event verticals, Premium Music and Holiday, would be discontinued. The assets, liabilities and results of operations of these businesses have been reclassified as discontinued operations. Refer to Note 13 in the accompanying Consolidated Financial Statements for additional information.
Format of Presentation
Townsquare is a radio, digital media, entertainment and digital marketing solutions company, principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States. Our assets include market leading radio stations, live events, and digital, mobile, video and social media properties. Our integrated and diversified product and service offerings, which we refer to as Townsquare Everywhere, enable local, regional and national advertisers to target audience engagement across multiple platforms, including on-air, online and at live events. We believe our Townsquare Everywhere capabilities, combined with our leading market position in small and mid-sized markets, enable us to generate higher total net revenue per audience member than radio station owners focused on larger markets.
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
Local Marketing Solutions
Our Local Marketing Solutions segment is composed of 317 owned and operated radio stations and over 325 owned and operated local websites serving 67 small and mid-sized markets, a digital marketing solutions company, a digital programmatic advertising platform and an e-commerce product offering. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with original content created or curated by our local media personalities.
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
Within our Local Marketing Solutions segment we offer digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our digital marketing solutions, offered under the brand name Townsquare Interactive, include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation management and social media management.
We strive to maximize Local Marketing Solutions net revenue by managing our advertising inventory time and adjusting prices based on supply and demand and by broadening our base of advertisers and subscribers. Our selling and pricing activity is based on demand for our advertising inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory levels. The optimal number of advertisements available for sale depends on the platform and in the case of our radio stations, their online streams, mobile applications and the programming format of a particular radio station. Each of our advertising products has a general target level of available inventory. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our platforms, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group.
In addition, we offer precision customer targeting solutions to advertisers through Townsquare Ignite, our digital programmatic advertising platform. Combining first and third party audience and geographic location data, Ignite is able to hyper-target audiences for our local, regional and national advertisers, providing them the ability to reach a high percentage of their online audience. Ignite delivers these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions.
Our Local Marketing Solutions contracts are generally short-term. In the media industry, companies, including ours, sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash. Barter revenue was $16.4 million, $24.4 million and $27.7 million for the years ended December 31, 2015, 2016 and 2017, respectively. Barter expense was $14.2 million, $14.7 million and $15.9 million for the years ended December 31, 2015, 2016 and 2017, respectively.
Other sources of revenue within our Local Marketing Solutions segment include tower and other miscellaneous revenue. We generate revenue from leasing space on our owned tower facilities to communications companies and local authorities, as well as from other miscellaneous revenue sources. As a result of the September 1, 2015 sale of 43 towers (see Note 5 of the Notes to the Consolidated Financial Statements), tower lease revenue is no longer a significant contributor to other revenue.
Our most significant Local Marketing Solutions expenses are sales, programming, digital, marketing and promotional, engineering, and general and administrative expenses. We strive to control these expenses by closely monitoring and managing each of our local markets and through efficiencies gained from the centralization of finance, accounting, legal and human resources functions and management information systems. We also use our scale and diversified geographic portfolio to negotiate favorable rates with vendors where feasible.
A portion of our Local Marketing Solutions expenses are variable. These variable expenses primarily relate to sales costs, such as commissions, as well as certain programming costs, such as music license fees. Marketing and promotions expenses are discretionary and are primarily incurred in an effort to maintain and/or increase our audience share. Other programming, digital, engineering and general and administrative expenses are primarily fixed costs.
Entertainment
Our Entertainment segment is composed of a diverse range of live events, which we create, promote and produce. This includes festivals, fairs, concerts, expositions and other experiential events within and beyond our markets. It is also composed of music and lifestyle content that is distributed through our owned, operated and affiliated national websites.
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
Another source of Entertainment net revenue is national digital advertising, primarily display advertisements on our owned and operated music and entertainment websites. Our national digital assets are subject to general advertising trends as well as advertisers’ perception and demand for our products. A downturn in advertising spending or the economy could have an adverse effect on this net revenue.
Certain expenses in our Entertainment segment are variable, including sales commissions, certain costs related to production and certain revenue sharing agreements with partners. A portion of our revenue and expenses related to our NAME operations are denominated in Canadian dollars and expose us to translational foreign currency risk. We have not historically hedged our exposure to this risk.
Seasonality
Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters will generally produce the highest net revenue for the year. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. In addition to advertising revenue seasonality, our Entertainment net revenue exhibits seasonality resulting in the third quarter being the highest revenue period, followed by the second, then fourth, then first quarter. Large drivers of this seasonality are our multi-day music festivals and NAME’s revenue which is concentrated in the third quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.
Macroeconomic Indicators
Our advertising revenue for our businesses is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of February 28, 2018, U.S. GDP growth for the year ended December 31, 2017 was 2.3%.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in the JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act to hold a non-binding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved.

Executive Summary
The key developments in our business for the year ended December 31, 2017 as compared to 2016 are summarized below:

▪	2017 net revenue decreased $8.6 million, or 1.7%.

▪	Local Marketing Solutions net revenue increased $6.5 million, or 1.9%.

▪	Entertainment net revenue decreased $15.0 million, or 8.6%.

Consolidated Results of Operations
Year Ended December 31, 2016 compared to Year Ended December 31, 2017
The following table summarizes our historical consolidated results of operations:

	Year Ended December 31,
($ in thousands)	2016	2017	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$342,191	$348,660	$6,469	1.9%
Entertainment net revenue	173,804	158,774	(15,030)	(8.6)%
Net revenue	515,995	507,434	(8,561)	(1.7)%
Operating costs and expenses:
Local Marketing Solutions direct operating expenses	223,286	234,524	11,238	5.0%
Entertainment direct operating expenses	160,708	149,888	(10,820)	(6.7)%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	383,994	384,412	418	0.1%
Depreciation and amortization	23,971	25,683	1,712	7.1%
Corporate expenses	25,370	25,828	458	1.8%
Stock-based compensation	4,253	748	(3,505)	(82.4)%
Transaction costs	844	1,175	331	39.2%
Business realignment costs	—	6,204	6,204	100%
Goodwill and other intangible impairment charges	—	51,848	51,848	100%
Net loss on sale and retirement of assets	282	397	115	40.8%
Total operating costs and expenses	438,714	496,295	57,581	13.1%
Operating income	77,281	11,139	(66,142)	(85.6)%
Other expense (income):
Interest expense, net	34,072	32,753	(1,319)	(3.9)%
Impairment on investment	4,236	—	(4,236)	(100)%
Repurchase of debt	(546)	—	546	100%
Other (income) expense, net	(665)	288	953	(143.3)%
Total other expense	37,097	33,041	(4,056)	(10.9)%
Income (loss) from continuing operations before income taxes	40,184	(21,902)	(62,086)	(154.5)%
Provision (benefit) from income taxes	16,982	(13,027)	(30,009)	(176.7)%
Net income (loss) from continuing operations	23,202	(8,875)	(32,077)	(138.3)%
Net income (loss) from discontinued operations, net of income taxes	91	(1,398)	(1,489)	**
Net income (loss)	$23,293	$(10,273)	$(33,566)	(144.1)%
**Percent change not meaningful.
Net Revenue
Net revenue for the year ended December 31, 2017 decreased by $8.6 million, or 1.7%, as compared to 2016. The decrease was driven primarily by a decrease in Entertainment net revenue of $15.0 million partially offset by an increase in Local Marketing Solutions net revenue of $6.5 million.
Local Marketing Solutions net revenue for the year ended December 31, 2017 increased $6.5 million or 1.9%, as compared to 2016. The increase was driven by an increase in non-political net revenue of $13.1 million partially offset by a decrease in political net revenue of $6.6 million.
Entertainment net revenue for the year ended December 31, 2017 decreased $15.0 million or 8.6%, as compared to 2016. The decrease was a result of revenue declines in our national digital business and certain live events.

Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2017 increased by $0.4 million, or 0.1%, as compared to 2016. The increase was driven by an increase in Local Marketing Solutions direct operating expenses of $11.2 million, partially offset by a decrease in Entertainment direct operating expenses of $10.8 million.
Local Marketing Solutions direct operating expenses for the year ended December 31, 2017 increased $11.2 million, or 5.0%, as compared to 2016. The increase was primarily a result of higher costs in headcount-related expenses including salaries, sales commissions and benefits, to support growth within our digital businesses.
Entertainment direct operating expenses for the year ended December 31, 2017 decreased $10.8 million, or 6.7%, as compared to 2016. This decrease was primarily related to a decrease in variable costs associated with the aforementioned revenue declines, partially offset by higher costs at our NAME business.
Depreciation and Amortization
Depreciation and amortization expense for the year ended December 31, 2017 increased $1.7 million, or 7.1%, as compared to 2016 primarily related to an increase in amortization of capitalized software development costs.
Corporate Expenses
Corporate expenses for the year ended December 31, 2017 increased $0.5 million, or 1.8%, as compared to 2016 primarily related to additional installation and training costs related to the transition of our local traffic and billing system.
Stock-based Compensation
Stock-based compensation expense for the year ended December 31, 2017 decreased $3.5 million as compared to 2016. The decrease primarily relates to a one-time $3.4 million stock option repricing expense in the fourth quarter of 2016 that was not repeated in 2017.
Transaction Costs
Transaction costs for the year ended December 31, 2017 were $1.2 million as compared to $0.8 million in 2016.
Business Realignment Costs
Business realignment costs of $6.2 million in 2017 represent the costs associated with discontinuing two music festivals and streamlining the operations of our national digital business and certain live event verticals.
Goodwill and Other Intangible Impairment Charges
Based on the results of the Company’s 2017 annual impairment evaluations, the Company recorded impairment charges aggregating $51.8 million. For the year ended December 31, 2017, $48.9 million of the impairment pertained to goodwill in our Entertainment segment, which was recorded in connection with our strategic review and restructuring of that segment, and $2.9 million of the impairment pertained to FCC licenses in our Rochester and Wichita Falls markets. No such impairment was recorded in 2016.
Net Loss on Sale and Retirement of Assets
Net loss on sale and retirement of assets for the year ended December 31, 2017, increased $0.1 million, as compared to 2016. The net loss in 2017 primarily relates to retirement of certain assets. The net loss in 2016 was primarily comprised of a $1.0 million loss on the sale of certain live events, which was partially offset by a $0.8 million gain from an earnout payment related to the sale of certain towers.
Impairment on Investment
During the year ended December 31, 2016, there was objective evidence to indicate certain events had adversely impacted estimated future cash flows for one of our investments and as a result we recorded a $4.2 million impairment charge for the year ended December 31, 2016. No such impairment was recorded in 2017.
Other Expense (Income)
Interest expense, net is the major recurring component of other expense (income). Interest expense, net decreased $1.3 million, or 3.9%, in the year ended December 31, 2017 as compared to 2016. This decrease was primarily due to the repayment of debt in 2016 and 2017, and a decrease in interest rate as a result of the repricing of our Term Loans in 2017.

The following table illustrates the components of our interest expense, net for the periods indicated.

	Year Ended December 31,
(in thousands)	2016	2017
Unsecured Senior Notes	$18,836	$18,199
Term Loans	13,238	12,816
Capital leases and other	42	9
Loan origination cost	1,956	1,729
Interest expense, net	$34,072	$32,753
Provision (Benefit) from Income Taxes
The income tax benefit for the year ended December 31, 2017 was $13.0 million at an effective tax rate of approximately 59.5% compared to an income tax provision of $17.0 million at an effective tax rate of approximately 42.2% for the year ended December 31, 2016. Our effective tax rate may vary significantly from year to year and can be influenced by many factors. These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations, certain expenses that are not deductible for tax purposes and changes in the valuation of deferred tax assets and liabilities. The effective tax rate for the year ended December 31, 2017 reflects a $19.1 million benefit primarily due to a change in the federal tax rate from 35% to 21% under the Tax Cuts and Jobs Act and a $13.9 million expense for nondeductible goodwill impairment. The difference between the effective tax rate and the federal statutory rate of 35% for the year ended December 31, 2017 primarily relates to state, local and foreign income taxes.
Net income (loss) from Discontinued Operations, net of income taxes
During the year ended December 31, 2017, we discontinued the operations of two live event verticals, Premium Music and Holiday. The operations and related expenses of these verticals are presented as net income (loss) from discontinued operations. Net income from discontinued operations was $0.1 million for the year ended December 31, 2016 and a net loss of $1.4 million for the year ended December 31, 2017.

Year Ended December 31, 2015 compared to Year Ended December 31, 2016
The following table summarizes our historical consolidated results of operations:

	Year Ended December 31,
($ in thousands)	2015	2016	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$326,646	$342,191	$15,545	4.8%
Entertainment net revenue	114,576	173,804	59,228	51.7%
Net revenue	441,222	515,995	74,773	16.9%
Operating costs and expenses:
Local Marketing Solutions direct operating expenses	212,110	223,286	11,176	5.3%
Entertainment direct operating expenses	105,679	160,708	55,029	52.1%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	317,789	383,994	66,205	20.8%
Depreciation and amortization	17,577	23,971	6,394	36.4%
Corporate expenses	25,458	25,370	(88)	(0.3)%
Stock-based compensation	4,278	4,253	(25)	(0.6)%
Transaction costs	1,739	844	(895)	(51.5)%
Goodwill and other intangible impairment charges	1,680	—	(1,680)	(100)%
Net (gain) loss on sale and retirement of assets	(12,029)	282	12,311	**
Total operating costs and expenses	356,492	438,714	82,222	23.1%
Operating income	84,730	77,281	(7,449)	(8.8)%
Other expense (income):
Interest expense, net	35,979	34,072	(1,907)	(5.3)%
Impairment on investment	—	4,236	4,236	**
Cancellation and (repurchase) of debt	30,305	(546)	(30,851)	**
Other expense (income), net	276	(665)	(941)	**
Total other expense	66,560	37,097	(29,463)	(44.3)%
Income from continuing operations before income taxes	18,170	40,184	22,014	121.2%
Provision for income taxes	7,924	16,982	9,058	114.3%
Net income from continuing operations	10,246	23,202	12,956	126.4%
Net income from discontinued operations, net of income taxes	—	91	91	**
Net income	$10,246	$23,293	$13,047	127.3%
**Percent change not meaningful.
Net Revenue
Net revenue for the year ended December 31, 2016 increased by $74.8 million, or 16.9%, as compared to 2015. The increase was driven by increases in Local Marketing Solutions net revenue of $15.5 million and Entertainment net revenue of $59.2 million.
Local Marketing Solutions net revenue for the year ended December 31, 2016 increased $15.5 million or 4.8%, as compared to 2015. The increase was driven by an increase in political net revenue of $6.1 million and non-political net revenue of $9.4 million.
Entertainment net revenue for the year ended December 31, 2016 increased $59.2 million or 51.7%, as compared to 2015. The increase was driven by $63.1 million of growth from the acquisition of NAME on September 1, 2015, including its subsequent performance from the date of acquisition, offset by a decrease of $3.9 million from our existing business.

Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2016 increased by $66.2 million, or 20.8%, as compared to 2015. The increase was driven by increases in Local Marketing Solutions direct operating expenses of $11.2 million and Entertainment direct operating expenses of $55.0 million.
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
Entertainment direct operating expenses for the year ended December 31, 2016 increased $55.0 million, or 52.1%, as compared to 2015. The increase in Entertainment direct operating expenses was primarily related to NAME, which we acquired on September 1, 2015.
Depreciation and Amortization
Depreciation and amortization expense for the year ended December 31, 2016 increased $6.4 million, or 36.4%, as compared to 2015 primarily related to depreciation on property and equipment acquired through the acquisition of NAME and amortization of capitalized software development costs.
Corporate Expenses
Corporate expenses were approximately flat for the year ended December 31, 2016 as compared to 2015.
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
Goodwill and Other Intangible Impairment Charges
Based on the results of the Company’s 2015 annual impairment evaluations, the Company recorded impairment charges aggregating $1.7 million pertaining to FCC licenses in our Quad Cities and Grand Junction markets in the year ended December 31, 2015. No such impairment was recorded in 2016.
Net (Gain) Loss on Sale and Retirement of Assets
Net (gain) loss on sale and retirement of assets for the year ended December 31, 2016, increased $12.3 million, as compared to 2015. The net gain in 2015 primarily resulted from the Tower Sale. The net loss in 2016 was primarily composed of a $1.0 million loss on the sale of certain live events, which was partially offset by a $0.8 million gain from earn-out payments related to the Tower Sale.
Impairment on Investment
During the year ended December 31, 2016, there was objective evidence to indicate certain events had adversely impacted estimated future cash flows for one of our investments and as a result we recorded a $4.2 million impairment charge for the year ended December 31, 2016. No such impairment was recorded in 2015.
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

The following table illustrates the components of our interest expense, net for the periods indicated.

	Year Ended December 31,
(in thousands)	2015	2016
Unsecured Senior Notes	$23,447	$18,836
Term Loans	10,757	13,238
Capital leases and other	55	42
Loan origination cost	1,720	1,956
Interest expense, net	$35,979	$34,072
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
Net Income from Discontinued Operations, net of income taxes
During the year ended December 31, 2017, we discontinued the operations of Premium Music and Holiday. The operations and related expenses of these verticals are presented as net income (loss) from discontinued operations. Net income from discontinued operations was $0.1 million during the year ended December 31, 2016. There were no discontinued operations in 2015.

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
The following table summarizes our pro forma, constant currency net revenue for the years ended December 31, 2016 and 2017:

	Year Ended December 31,		$	%	Constant Currency Year Ended December 31,		$	%
($ in thousands)	2016	2017	Change	Change	2016(1)	2017	Change	Change
Local Marketing Solutions net revenue	$342,191	$348,660	$6,469	1.9%	$342,191	$348,660	$6,469	1.9%
Entertainment net revenue	173,804	158,774	(15,030)	(8.6)%	174,497	158,774	(15,723)	(9.0)%
Net revenue	$515,995	$507,434	$(8,561)	(1.7)%	$516,688	$507,434	$(9,254)	(1.8)%
(1) 2016 constant currency adjustment was calculated using prevailing 2017 rates.
On a pro forma consolidated basis, net revenue for the year ended December 31, 2017 decreased by $8.6 million, or 1.7%, as compared to 2016. The decrease resulted from a decrease in Entertainment net revenue of $15.0 million or 8.6%, offset by an increase of $6.5 million, or 1.9%, in Local Marketing Solutions net revenue. Adjusted for the effects of fluctuations in the Canadian dollar to U.S. dollar exchange rate, net revenue for the year ended December 31, 2016 decreased by $9.3 million, or 1.8%.
The increase in Local Marketing Solutions net revenue was driven by an increase in non-political net revenue of $13.1 million partially offset by a decrease in political net revenue of $6.6 million.
The decrease in Entertainment net revenue was primarily the result of declines in revenue in our national digital business and certain live events. On a constant currency basis, Entertainment net revenue decreased by $15.7 million, or 9.0%, as compared to $15 million, the difference attributable to changes in the Canadian dollar to U.S. dollar exchange rate.

The following table summarizes our pro forma, constant currency net revenue for the years ended December 31, 2015 and 2016:

	Year Ended December 31,		$	%	Constant Currency Year Ended December 31,		$	%
($ in thousands)	2015	2016	Change	Change	2015(1)	2016(1)	Change	Change
Local Marketing Solutions net revenue	$325,685	$342,191	$16,506	5.1%	$325,685	$342,191	$16,506	5.1%
Entertainment net revenue	176,237	173,804	(2,433)	(1.4)%	176,783	174,497	(2,286)	(1.3)%
Net revenue	$501,922	$515,995	$14,073	2.8%	$502,468	$516,688	$14,220	2.8%
(1) 2015 and 2016 constant currency adjustments were calculated using prevailing 2017 rates.
On a pro forma consolidated basis, net revenue for the year ended December 31, 2016 increased by $14.1 million, or 2.8%, as compared to 2015. The increase resulted from an increase of $16.5 million, or 5.1%, in Local Marketing Solutions net revenue, offset by a decrease in Entertainment net revenue of $2.4 million or 1.4%. Adjusted for the effects of fluctuations in the Canadian dollar to U.S. dollar exchange rate, net revenue for the year ended December 31, 2016 increased by $14.2 million, or 2.8%.
The increase in Local Marketing Solutions net revenue was driven by an increase in political net revenue of $6.1 million and non-political net revenue of $10.4 million.
The decrease in Entertainment net revenue was primarily the result of inclement weather, specifically for our NAME events, and reduced revenue from our music festivals. On a constant currency basis, Entertainment net revenue decreased by $2.3 million, or 1.3%, the difference attributable to changes in the Canadian dollar to U.S. dollar exchange rate.
Liquidity and Capital Resources

	Year Ended December 31,
(in thousands)	2015	2016	2017
Cash	$33,298	$51,540	$65,295
Cash provided by operating activities	25,943	59,797	50,684
Cash used in investing activities	(71,777)	(20,963)	(28,930)
Cash provided by (used in) financing activities	54,431	(19,715)	(7,954)
Net effect of foreign currency exchange rate changes	239	(877)	(45)
Net increase in cash and restricted cash	$8,836	$18,242	$13,755
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service, dividend and other funding requirements for at least one year from the date of this report. As of December 31, 2017, we had $565.1 million of outstanding indebtedness, net of deferred financing costs of $6.8 million, and based on interest rates in effect as of that date, we expect our debt service requirements to be approximately $40.5 million including the required excess cash flow payment, over the next twelve months. As of December 31, 2017, we will be required to make an excess cash flow payment on the outstanding Term Loans of $9.5 million in the first quarter of 2018.  In addition, as of December 31, 2017, we had $65.3 million of cash and restricted cash, $61.7 million of receivables from customers, which historically have had an average collection cycle of approximately 45 days and $50.0 million of available borrowing capacity under our revolving credit facility. We had restricted cash of $0.9 million as of December 31, 2016 and 2017, respectively, included within cash, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

Our anticipated uses of cash in the near term include working capital needs, debt payments, dividend payments, other obligations, and capital expenditures. However, our ability to fund our working capital needs, debt payments, dividend payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control.
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
Operating Activities
Net cash provided by operating activities decreased $9.1 million for the year ended December 31, 2017 to $50.7 million. This decrease was primarily due to a decrease in net revenue and an increase in benefit from income taxes partially offset by impairment of goodwill and FCC licenses.
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
Investing Activities
Our investing activities primarily relate to payments made for capital expenditures and acquisitions consistent with our strategy to prudently invest in market leading properties. Cash used in investing activities for the years ended December 31, 2015, 2016 and 2017 was $71.8 million, $21.0 million and $28.9 million, respectively. Cash used in investing activities related to capital expenditures for the years ended December 31, 2015, 2016 and 2017 was $14.7 million, $20.7 million and $22.8 million, respectively. Cash used in investing activities related to acquisitions for the years ended December 31, 2015, 2016 and 2017 was $76.2 million, $2.2 million and $5.5 million, respectively. Cash used in investing activities has been partially offset by proceeds from the sale of assets for the years ended December 31, 2015, 2016 and 2017 of $19.1 million, $1.7 million and $1.1 million, respectively.
Financing Activities
Cash flows used in financing activities in 2017 were $8.0 million and primarily consisted of a $6.7 million excess cash flow payment on Term Loans.
Cash flows used in financing activities in 2016 were $19.7 million and primarily consisted of $19.4 million of voluntary payments made to repurchase and cancel our 2023 Notes outstanding at a market price below par, plus accrued interest.
Cash flows provided by financing activities in 2015 were $54.4 million, and primarily consisted of $620.0 million of proceeds from our new long-term borrowing arrangements, partially offset by $553.6 million of repayments of our existing debt and $11.4 million of costs related to debt financing.
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

On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points, bringing the interest rate to LIBOR plus 3.00% from LIBOR plus 3.25%. The LIBOR floor of 1.00% remained unchanged. As of December 31, 2017, LIBOR increased to 1.42% bringing the interest rate to 4.42%. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. The Company paid $0.4 million of deferred financing costs in connection with this repricing.
On March 20, 2017, the Company made an excess cash flow payment on the outstanding Term Loans of $6.7 million and recognized an expense of $0.1 million on the accelerated depreciation of unamortized deferred financing costs in the first quarter of 2017.
As of December 31, 2017, the Company had $291.9 million of Term Loan borrowings, and no outstanding borrowings under the Revolver. As of December 31, 2017, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.
We have historically serviced our debt obligations from funds generated by operating activities. We believe that our cash balance, together with our remaining capacity under the Revolver and cash generated by operating activities, will be sufficient to fund our operations, service our debt obligations and pursue our strategy for one year from the date of this report.

Contractual Obligations and Commitments

The below table reflects our estimated contractual obligations and other commercial commitments as of December 31, 2017.

	Payments due by period
(in thousands)	2018	2019-2020	2021-2022	Thereafter	Total
2023 Notes	$—	$—	$—	$280,079	$280,079
Term Loans(1)	9,519	—	282,332	—	291,851
Capitalized obligations	5	10	—	—	15
Interest payments (2)	30,971	61,765	52,192	9,103	154,031
Significant contracts (3)	14,381	26,759	11,841	3,859	56,840
Operating leases	10,185	15,369	8,907	14,310	48,771
Total contractual cash obligations	$65,061	$103,903	$355,272	$307,351	$831,587

(1) Includes excess cash flow payment on the Term Loans to be paid in the first quarter of 2018.
(2) The interest amounts relate to our 2023 Notes and Senior Secured Credit Facility and represent an annual amount estimated based on interest rates in effect as of December 31, 2017.
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
Revenue Recognition
We recognize broadcast revenue for commercial broadcasting advertisements when the commercial is broadcast. We report revenue net of agency commissions. We calculate agency commissions based on a stated percentage applied to gross billing revenue for advertisers that use agencies. We recognize live event revenue and other non-broadcast advertising revenue as events are conducted. We derive internet revenue primarily from the sale of internet-based advertising campaigns to local and national advertisers and we recognize it over the duration of the campaigns.
We adopted the new accounting guidance regarding revenue from contracts with customers on January 1, 2018 using the modified retrospective approach (refer to Note 2). Adoption of the guidance will not have a material impact on our financial statements.

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
ASC, Business Combination Topic 805 requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date’s fair value with limited exceptions and changes in the accounting treatment for certain specific items, including:

•	acquisition costs are generally expensed as incurred;

•	noncontrolling interests (previously referred to as “minority interests”) are valued at fair value at the acquisition date; and

•	restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date.
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
We evaluate our goodwill for impairment at least on an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During our evaluation we determined that there were indicators of impairment present, see Footnote 6.
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
Income Taxes
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
As of December 31, 2017 we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing 2023 Notes.
As of December 31, 2017 we were subject to market risk from exposure to changes in interest rates on borrowings under our Senior Secured Credit Facility, specifically the impact of LIBOR interest rates on our variable rate borrowings. Based upon our December 31, 2017 outstanding term loan borrowings of $291.9 million under the Senior Secured Credit Facility, an increase in the LIBOR interest rate of 1% would result in an increase in our annual interest expense of approximately $2.9 million. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

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
Our management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Management conducted its evaluation of the effectiveness of our Company’s internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and concluded that our Company’s internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Controls
During 2016, the Company began implementing WideOrbit to replace Marketron as its local billing and traffic system.  As of December 31, 2017, WideOrbit has been implemented in all of the Company’s 67 markets.  The Company has enhanced the documentation of internal control processes and procedures relating to the new system to supplement existing internal controls over financial reporting, as appropriate. The system changes were undertaken to increase the efficiency of system integration and information consolidation.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated in this report by reference to the applicable information set forth in our proxy statement for the 2018 Annual Meeting of Shareholders, which we expect to file with the Securities and Exchange Commission within 120 days of our fiscal year end (the “2018 Proxy Statement”).

Item 11. Executive Compensation

The information required by this Item 11 is incorporated in this report by reference to the applicable information set forth in our 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated in this report by reference to the applicable information set forth in our 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated in this report by reference to the applicable information set forth in our 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated in this report by reference to the applicable information set forth in our 2018 Proxy Statement.

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

2.4**	Securities Purchase Agreement by and among Townsquare Live Events, LLC, Townsquare Media, Inc., Heartland Group, LLC, Danny Huston and Jeffrey Blomsness Dated as of August 14, 2015

3.1***	Certificate of Incorporation of Townsquare Media, Inc.

3.2***	Bylaws of Townsquare Media, Inc.

4.1****	Indenture dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee

4.2****	Form of 6.500% Senior Note due 2023

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

10.4******
Amendment No. 2, dated as of February 8, 2017, to the Credit Agreement, dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent, and the other parties thereto.

10.5ss
Amendment No. 3, dated October 20, 2017, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015 and Amendment No. 2 dated as of February 8, 2017) (the “Credit Agreement”), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.

10.6sss	Employment Agreement, between Townsquare Media, Inc. and Bill Wilson, dated October 16, 2017.

10.7sss	Employment Agreement, between Townsquare Media, Inc. and Dhruv Prasad, dated October 16, 2017.

10.8sss	Letter Agreement, between Townsquare Media, Inc. and Steven Price, dated October 16, 2017.

10.9sss	Employment Agreement, between Townsquare Media, Inc. and Stuart Rosenstein, dated October 16, 2017.

10.10**	Selldown Agreement

10.11***	2014 Omnibus Incentive Plan

10.12***	Form of Option Grant Agreement

10.13***	Form of Option Grant at IPO

10.14***	Form of Indemnification Agreement

10.15*****	Plan of Conversion, dated as of July 25, 2014, by and among Townsquare Media, LLC, OCM POF AIF GAP Holdings, L.P. and OCM PF/FF Radio Holdings PT, L.P.

10.16*****
Second Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto

10.17*****
Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Scott Schatz and Dhruv Prasad.

10.18*	Registration Agreement, dated as of August 16, 2016, by and between Townsquare Media, Inc. and Madison Square Garden Investments, LLC

21.1s	List of Subsidiaries of Townsquare Media, Inc.

23.1s	Consent of Independent Registered Public Accounting Firm

31.1s	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2s	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3s	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1s	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

32.2s	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.3s	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

101.0‡s
The following materials from Townsquare Media, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements

101.INS s	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH s	XBRL Taxonomy Extension Schema Document

101.CAL s	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF s	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB s	XBRL Taxonomy Extension Label Linkbase Document

101.PRE s	XBRL Taxonomy Extension Presentation Linkbase Document

s Filed herewith.

ssPreviously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 7, 2017.

sssPreviously filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2017

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

******Previously filed as an exhibit to our Form 10-K filed on March 13, 2017.
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

(b) Exhibits. See Exhibits above.

(c) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March 2018.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Dhruv Prasad	Co-Chief Executive Officer and Director	March 13, 2018
Dhruv Prasad	(Principal Executive Officer)

/s/ Bill Wilson	Co-Chief Executive Officer and Director	March 13, 2018
Bill Wilson	(Principal Executive Officer)

/s/ Stuart Rosenstein	Executive Vice President and Chief Financial Officer	March 13, 2018
Stuart Rosenstein	(Principal Financial Officer)

/s/ Linda Lie	Senior Vice President	March 13, 2018
Linda Lie	and Chief Accounting Officer

/s/ Steven Price	Executive Chairman and Director	March 13, 2018
Steven Price

/s/ B. James Ford	Director	March 13, 2018
B. James Ford

/s/ Gary Ginsberg	Director	March 13, 2018
Gary Ginsberg

/s/ Stephen Kaplan	Director	March 13, 2018
Stephen Kaplan

/s/ David Lebow	Director	March 13, 2018
David Lebow

/s/ David Quick	Director	March 13, 2018
David Quick

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Townsquare Media, Inc., are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Townsquare Media, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Townsquare Media, Inc. and its subsidiaries as of December 31, 2016 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2010.

New York, NY
March 13, 2018

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2016	December 31, 2017
ASSETS
Current assets:
Cash	$51,540	$65,295
Accounts receivable, net of allowance of $1,433 and $1,079, respectively	59,580	61,659
Prepaid expenses and other current assets	11,253	10,471
Current assets held for sale	—	879
Current assets of discontinued operations	254	100
Total current assets	122,627	138,404

Property and equipment, net	139,408	146,992
Intangible assets, net	513,915	508,399
Goodwill	292,953	243,042
Investments	4,313	8,092
Other assets	7,290	10,998
Long-term assets of discontinued operations	—	431
Long-term assets held for sale	199	—
Total assets	$1,080,705	$1,056,358

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,602	$14,559
Current portion of long-term debt	6,901	9,524
Deferred revenue	17,208	17,683
Accrued expenses and other current liabilities	25,748	25,160
Accrued interest	4,622	5,699
Current liabilities of discontinued operations	71	680
Total current liabilities	65,152	73,305
Long-term debt, less current portion (net of deferred financing costs of $8,006 and $6,803, respectively)	564,315	555,618
Deferred tax liability	50,907	36,965
Other long-term liabilities	10,221	9,390
Long-term liabilities of discontinued operations	59	—
Total liabilities	690,654	675,278

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 13,735,690 and 13,819,639 shares issued and outstanding, respectively	137	138
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 shares issued and outstanding	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	184	185
Additional paid-in capital	365,434	367,041
Retained earnings	24,450	13,265
Accumulated other comprehensive loss	(722)	(532)
Noncontrolling interest	705	1,121
Total stockholders’ equity	390,051	381,080
Total liabilities and stockholders’ equity	$1,080,705	$1,056,358
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Years Ended December 31,
	2015	2016	2017

Net revenue	$441,222	$515,995	$507,434

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	317,789	383,994	384,412
Depreciation and amortization	17,577	23,971	25,683
Corporate expenses	25,458	25,370	25,828
Stock-based compensation	4,278	4,253	748
Transaction costs	1,739	844	1,175
Business realignment costs	—	—	6,204
Goodwill and other intangible impairment charges	1,680	—	51,848
Net (gain) loss on sale and retirement of assets	(12,029)	282	397
Total operating costs and expenses	356,492	438,714	496,295
Operating income	84,730	77,281	11,139

Other expense (income):
Interest expense, net	35,979	34,072	32,753
Impairment on investment	—	4,236	—
Cancellation and (repurchase) of debt	30,305	(546)	—
Other expense (income), net	276	(665)	288
Income (loss) from continuing operations before income taxes	18,170	40,184	(21,902)
Provision (benefit) from income taxes	7,924	16,982	(13,027)
Net income (loss) from continuing operations	10,246	23,202	(8,875)
Net income (loss) from discontinued operations, net of income taxes	—	91	(1,398)
Net income (loss)	$10,246	$23,293	$(10,273)

Net income (loss) attributable to:
Controlling interests	$9,830	$23,059	$(11,185)
Noncontrolling interests	416	234	912

Basic income (loss) per share:
Continuing operations	$0.58	$1.28	$(0.48)
Discontinued operations	—	—	(0.08)
	$0.58	$1.28	$(0.56)
Diluted income (loss) per share:
Continuing operations	$0.37	$0.85	$(0.48)
Discontinued operations	—	—	(0.08)
	$0.37	$0.85	$(0.56)
Weighted average shares outstanding:
Basic	17,537	18,255	18,459
Diluted	27,724	27,313	18,459
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)

	Year Ended December 31,
	2015	2016	2017

Net income (loss)	$10,246	$23,293	$(10,273)
Other comprehensive income:
Foreign currency translation adjustments	44	(766)	190
Total comprehensive income (loss)	10,290	22,527	(10,083)
Less: comprehensive income attributable to noncontrolling interest	416	234	912
Comprehensive income (loss) attributable to controlling interest	$9,874	$22,293	$(10,995)
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2015	9,457,242	3,022,484	4,894,480	9,508,878	$174	$351,984	$(8,439)	$—	$443	$344,162
Net income	—	—	—	—	—	—	9,830	—	416	10,246
Offering costs	—	—	—	—	—	(92)	—	—	—	(92)
Stock-based compensation	—	—	—	—	—	4,278	—	—	—	4,278
Stock options exercised	7,164	—	—	—	—	71	—	—	—	71
Issuance of common stock in connection with NAME acquisition	481,948	—	—	—	5	4,945	—	—	225	5,175
Foreign currency translation adjustment	—	—	—	—	—	—	—	44	—	44
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(444)	(444)
Balance at December 31, 2015	9,946,354	3,022,484	4,894,480	9,508,878	$179	$361,186	$1,391	$44	$640	$363,440
Net income	—	—	—	—	—	—	23,059	—	234	23,293
Exercise of warrants	531,197	—	—	(531,202)	5	(5)	—	—	—	—
GE Capital Equity Holdings, LLC conversion	3,258,139	—	(3,258,139)	—	—	—	—	—	—	—
Proceeds from sale of minority interest in subsidiary	—	—	—	—	—	—	—	—	50	50
Stock-based compensation	—	—	—	—	—	4,253	—	—	—	4,253
Foreign currency translation adjustment	—	—	—	—	—	—	—	(766)	—	(766)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(219)	(219)
Balance at December 31, 2016	13,735,690	3,022,484	1,636,341	8,977,676	$184	$365,434	$24,450	$(722)	$705	$390,051
Net (loss) income	—	—	—	—	—	—	(11,185)	—	912	(10,273)
Joint venture acquisition	48,035	—	—	—	1	513	—	—	—	514
Stock-based compensation	—	—	—	—	—	748	—	—	—	748
Stock options exercised	35,914	—	—	—	—	346	—	—	—	346
Foreign currency translation adjustment	—	—	—	—	—	—	—	190	—	190
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(496)	(496)
Balance at December 31, 2017	13,819,639	3,022,484	1,636,341	8,977,676	$185	$367,041	$13,265	$(532)	$1,121	$381,080
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2015	2016	2017
Cash flows from operating activities:
Net income (loss) attributable to:
Controlling interests	$9,830	$23,059	$(11,185)
Noncontrolling interests	416	234	912
Net income (loss)	$10,246	$23,293	$(10,273)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	17,577	23,971	25,683
Amortization of deferred financing costs	1,720	1,579	1,646
Deferred income tax expense (benefit)	7,737	15,831	(13,806)
Provision for doubtful accounts	1,170	1,921	2,186
Stock-based compensation expense	4,278	4,253	748
Trade activity, net	(5,357)	(9,731)	(11,754)
Repurchase of debt	—	(546)	—
Amortization of bond premium	(424)	—	—
Write-off deferred financing costs	9,348	376	83
Write-off of bond premium	(6,779)	—	—
Impairment of goodwill	—	—	48,933
Impairment of FCC licenses	1,680	—	2,915
Write-off of goodwill	—	—	4,105
Write-off of trademark	—	—	771
Impairment on investment	—	4,236	—
Net (gain) loss on sale and retirement of assets	(12,029)	282	397
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3,342	3,987	(864)
Prepaid expenses and other assets	(6,805)	(704)	(676)
Accounts payable	33	(2,463)	669
Accrued expenses	1,657	(5,002)	(625)
Accrued interest	(4,335)	(288)	1,107
Other long-term liabilities	2,884	(1,074)	(835)
Net cash provided by operating activities - continuing operations	25,943	59,921	50,410
Net cash (used in) provided by operating activities - discontinued operations	—	(124)	274
Net cash provided by operating activities	25,943	59,797	50,684
Cash flows from investing activities:
Payments for acquisitions, net of cash received	(76,213)	(2,160)	(5,511)
Payment for investment	—	—	(857)
Acquisition of intangibles	(377)	(11)	(150)
Purchase of property and equipment	(14,724)	(20,722)	(22,824)
Proceeds from insurance settlement	450	451	—
Proceeds from sale of assets	19,087	1,678	1,092
Net cash used in investing activities - continuing operations	(71,777)	(20,764)	(28,250)
Net cash used in investing activities - discontinued operations	—	(199)	(680)
Net cash used in investing activities	(71,777)	(20,963)	(28,930)
Cash flows from financing activities:
Offering costs	(92)	—	—
Proceeds from exercise of employee stock options	72	—	346
Repayment of long-term debt	(553,552)	(19,375)	(6,662)
Proceeds from the issuance of long-term debt	620,000	—	—
Debt financing costs	(11,394)	—	(526)
Proceeds from sale of noncontrolling interest in subsidiary	—	50	—
Cash distributions to noncontrolling interests	(444)	(219)	(496)
Repayments of capitalized obligations	(159)	(171)	(616)
Net cash provided by (used in) financing activities	54,431	(19,715)	(7,954)
Net effect of foreign currency exchange rate changes	239	(877)	(45)
Net increase in cash and restricted cash	8,836	18,242	13,755
Cash and restricted cash:
Beginning of period	24,462	33,298	51,540
End of period	$33,298	$51,540	$65,295
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)

	Year Ended December 31,
	2015	2016	2017
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Payments to redeem long-term debt prior to contractual maturity	$27,735	$—	$—
Interest	38,978	32,371	29,917
Income taxes	622	1,878	3,170
Purchase obligations:
Capital lease	$—	$525	$—
Equity issued in respect of acquisitions:
Common stock, NAME acquisition	$4,950	$—	$—
Common stock, joint venture acquisition	—	—	513
Allocation of business acquisition to noncontrolling interest:
NAME	$225	$—	$—
Non-cash investment:
Investments	$—	$3,500	$2,972
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of Business
On July 25, 2014, Townsquare Media, LLC converted into a Delaware corporation (the “LLC Conversion”), and was renamed Townsquare Media, Inc. The accompanying Consolidated Financial Statements are presented post-conversion as Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, “we,” “us,” “our,” “Company,” or “Townsquare”).
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
In conjunction with the LLC Conversion, the Company’s shares began trading on the New York Stock Exchange (“NYSE”) in an initial public offering (“IPO”) on July 24, 2014. The Company’s shares are traded on the NYSE under the symbol “TSQ.” See Note 8 for additional information.
Nature of Business
Townsquare is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States. Our assets include 317 radio stations and more than 325 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 12,400 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite) and approximately 350 live events with nearly 18 million annual attendees in the U.S. and Canada. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; music festivals such as Mountain Jam, WE Fest and the Taste of Country Music Festival; touring lifestyle and entertainment events such as the America on Tap craft beer festival series and North American Midway Entertainment, North America’s largest mobile amusement company; and tastemaker music and entertainment owned and affiliated websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.
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
Segment Reporting: Operating segments are organized internally by type of products and services provided. The Company has aggregated similar operating segments into two reportable segments, which are Local Marketing Solutions and Entertainment. The Company’s Local Marketing Solutions segment provides broadcast and digital products and solutions to advertisers and businesses within our local markets. The Company’s Entertainment segment provides live event experiences and music and lifestyle content directly to consumers and promotion, advertising and product activations to local and national advertisers. Prior to the second quarter of 2016, the Company reported its results in two reportable segments, Local Advertising and Live Events, and reported the remainder of its business in its Other Media and Entertainment category.  The prior Local Advertising segment, together with the Company’s digital marketing and e-commerce solutions, which were previously part of the Other Media and Entertainment category, are now reported within Local Marketing Solutions.  The prior Live Events segment, together with the Company’s national digital assets which were previously part of the Other Media and Entertainment category, are now reported within Entertainment.  The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measurement of performance.
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
Property and Equipment: Property and equipment are stated at cost. Property and equipment acquired in a business combination are recorded at their estimated fair value at the date of acquisition under the acquisition method of accounting. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense.
Depreciation expense on property and equipment is determined on a straight-line basis. The estimated useful lives for depreciation are as follows:

Property Type	Depreciation Period in Years
Buildings and improvements	10 to 39 years
Broadcasting equipment	3 to 20 years
Rides and related equipment	10 to 20 years
Computer and office equipment	3 to 5 years
Furniture and fixtures	5 to 10 years
Transportation equipment	5 to 10 years
Software development costs	1 to 2 years
Leasehold improvements	Shorter of their useful life or remaining term

Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts and any loss or gain is recognized in net (gain) loss on sale and retirement of assets in the Consolidated Statements of Operations.
Software Development Costs: During the years ending December 31, 2016 and 2017, the Company had capitalized software development costs of $4.7 million and $5.6 million (net of write downs of $0.4 million and $0.3 million), respectively, in accordance with Accounting Standards Codification (“ASC”) Topic 350, Internally Developed Software. Costs incurred for software development prior to technological feasibility are expensed in the period incurred. Once technological feasibility is reached, which is generally at the point of time of the completion of a working model, development costs are capitalized until the product is ready for general release. Software development costs consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the development and localization of products and services.
Acquisitions and Business Combinations: The Company accounts for its business acquisitions under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The total cost of acquisitions is allocated to the underlying identifiable net assets, based on their respective estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amounts assigned to identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

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
Intangible Assets: Intangible assets consist principally of FCC broadcast licenses, which have been recorded at their estimated fair value as of the date of acquisition.
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
For purposes of testing the carrying value of the Company’s FCC licenses for impairment, the fair value of FCC licenses for each geographic market contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry information within each market. These variables would include, but are not limited to: (1) forecasted revenue growth rates for each geographic market; (2) profit margin for the market; (3) estimated capital expenditures and working capital requirements during the projection period; (4) risk-adjusted discount rate; and (5) expected growth rates in perpetuity to estimate terminal values. These variables are susceptible to changes in estimates, which could result in significant changes to the fair value of the FCC licenses. If the carrying amount of the FCC licenses is greater than its estimated fair value in a given geographic market, the carrying amount of the FCC license is reduced to its estimated fair value and this reduction may have a material impact on the Company’s consolidated financial condition and results of operations. An impairment loss is recognized if the carrying value amount of the FCC license is not recoverable and exceeds its fair value, as noted above.
Goodwill: The acquisition method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. Under the provisions of ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, goodwill is not amortized, but is reviewed for impairment at least on an annual basis at December 31, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has determined appropriate reporting units. The most material, the Local Marketing Solutions operating segment, is comprised of the components representing the local advertising businesses of all geographic markets, which are aggregated into one reporting unit for testing. Other reporting units tested for goodwill impairment come from within our Entertainment operating segment and include in-market operations, NAME, Music Festivals, national digital assets, and other national events. In-market operations comprise the events that occur within our 67 distinct markets, NAME consists of the operations of North American Midway Entertainment, Music Festivals consists of the operations of our multi-day music festivals and other national events include other expos, lifestyle and active events which occur outside of our 67 distinct markets.
Recoverability of goodwill is evaluated by comparison of the fair value of a reporting unit with its carrying value. For purposes of testing the carrying value of the Company's goodwill for impairment, the fair value of goodwill for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

judgments about future performance using industry information. These variables would include, but are not limited to: (1) forecasted revenue growth rates; (2) profit margin; (3) estimated capital expenditures and working capital requirements during the projection period; (4) risk-adjusted discount rate; and (5) expected growth rates in perpetuity to estimate terminal values. These variables are susceptible to changes in estimates, which could result in significant changes to the fair value of the goodwill. Impairment of goodwill is calculated by comparing the fair value as described above to the carrying value of goodwill.
The Company also performed a reasonableness test on the fair value results for goodwill by comparing the carrying value of the Company’s assets to the Company’s enterprise value based on its market capitalization. The Company determined the results were reasonable.
Investments: Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. Management does not exercise significant control over operating and financial policies of the investees, accordingly the investments are reflected under the cost method of accounting. The initial equity valuations were based upon a combination of valuation analysis using observable inputs categorized as Level 2 and performing discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. Management periodically reviews the carrying values of the investments initially valued using a discounted cash flows analysis during the year and determined that there were no indicators of impairment present during the year. The valuation analysis using observable inputs were performed near year end and believes that current market value is not materially different from carrying value.
Deferred Financing Costs: Deferred financing costs related to the issuance of debt are capitalized and are amortized over the life of the notes in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period (the interest method). The amortization of these costs is recorded as interest expense, net in the Consolidated Statements of Operations. The Company has early-adopted ASU 2015-03 in 2015, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, accordingly unamortized deferred financing costs as of December 31, 2016 and 2017 have been deducted from the long-term debt balance in the Consolidated Balance Sheets presented herein.
Impairment of Long-Lived Assets: Long-lived assets (including property, equipment and intangible assets subject to amortization) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset group. If it were determined that the carrying amount of an asset was not recoverable, an impairment loss would be recorded. The Company determines the fair value of its long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. The fair value of assets held for sale is determined in the same manner as described for assets held and used. There was no impairment at December 31, 2015, 2016 and 2017.
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
Asset Retirement Obligations: Under the provisions of ASC 410, Asset Retirement and Environmental Obligations, the Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value can be reasonably estimated. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company settles the obligation for its recorded amount and records a gain or loss upon settlement. The obligation for equipment removal at the end of the lease term as of December 31, 2016 and 2017 was $0.9 million, which is included in other long-term liabilities in the Consolidated Balance Sheets.
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

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Local Marketing Agreements: At times, the Company enters into Local Marketing Agreements (“LMAs”), also known as Time Brokerage Agreements (“TBA”). In a typical LMA, the licensee of a radio station makes available, for a fee, airtime on its radio station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the radio station and, in particular, its personnel, content and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the radio station receiving content from another station maintains ultimate responsibility for, and control over radio station operations and otherwise ensures compliance with the Communications Laws.
As of December 31, 2017, the Company operated two non-owned radio stations under LMAs. The total net revenue for the contractual portion of the LMA of the radio stations and its total expenses for the contractual portion of the LMA were immaterial.
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

Advertising and Promotion Costs: Costs of media advertising (including barter) and associated production costs are expensed to direct operating expenses the first time the advertising takes place. The Company recorded advertising expenses of $5.1 million, $7.0 million, and $5.4 million for the years ended December 31, 2015, 2016 and 2017, respectively.
Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Company follows the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The Company’s Federal income tax returns and various state tax returns remain subject to examination by taxing authorities for all years after 2013.
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
In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Additionally, from time to time the Company is engaged in various legal proceedings related to its intellectual property, employees or other matters. Although such matters are subject to many uncertainties and outcomes are not predictable with assurance, as of December 31, 2015, 2016 and 2017 management does not believe any such matters are material to the Company’s consolidated operations or financial condition.
Foreign Currency: North American Midway Entertainment (“NAME”), acquired by a subsidiary of the Company on September 1, 2015, conducts a portion of its business in Canada. Results of operations for our Canadian entity are translated into U.S. dollars using the average exchange rates during the period.  The assets and liabilities of our Canadian entity are translated into U.S. dollars using the exchange rates at the balance sheet date.  The related translation adjustments are recorded in a separate component of stockholders’ equity, “Accumulated other comprehensive income.”  Foreign currency transaction gains and losses are included in operations in other expense (income), net.
Recently Issued Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments - Overall. ASU 2016-01 requires cost-method equity investments to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and a measurement of the investment at fair value only when an impairment is qualitatively identified to exist. Additionally, ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is not permitted. The Company is currently assessing the potential impact ASU 2016-01 will have on its Consolidated Financial Statements.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 842. The standard is effective for fiscal years beginning after December 15, 2018, and will require measurement of leases at the beginning of the earliest period presented, using a modified retrospective approach. The Company is currently assessing the potential impact ASU 2016-02 will have on its Consolidated Financial Statements and has begun the process of implementing new policies and procedures.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The Company does not expect the adoption of this new standard to have a material impact on its Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the adoption of this new standard to have a material impact on its Consolidated Financial Statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). This new standard will replace all current U.S. GAAP related to revenue recognition and will eliminate all industry-specific guidance. The core principle of this new standard is that a company should recognize revenue to depict transfer of promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB affirmed its proposal to defer the effective date of this new standard. As a result, public companies will apply the new revenue standard to annual reporting periods beginning after December 15, 2017. From March 2016 through September 2017, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers and ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments are intended to improve and clarify implementation guidance of Topic 606. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09.
To assess the impact of the standard, the Company dedicated management personnel to lead the implementation effort and supplemented them with additional external resources. These personnel reviewed the amended guidance and subsequent clarifications, consulted with relevant leadership to obtain a detailed understanding of contracts with customers within operating segments of the business, and reviewed a sample of contracts judgmentally selected based on the size and complexity of all major revenue streams and assessed the standard requirements against the current revenue recognition practice. The Company has completed its review and analysis and effective January 1, 2018, we will adopt FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. ASC 606 will be applied using the modified retrospective method, where the cumulative effect of the initial application is recognized as an adjustment to opening retained earnings at January 1, 2018 and is not expected to have a material impact on our financial position. ASC 606 provides a five-step model where revenue is recognized when the customer obtains control of the promised goods or services in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. The Company has determined that there will not be a material impact as of the date of adoption between the new revenue standard and how we previously recognized revenue, and will not have a material effect on our consolidated results of operations, balance sheets, and cash flows in future periods. However, additional disclosures will be included in future reporting periods in accordance with requirements of the new guidance.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result of adoption of ASC 606 we will recognize an asset for the incremental costs of obtaining a contract if we expect the benefit of those costs to be longer than one year. We have determined that certain sales commissions will meet the requirements to be capitalized, and expenses incurred under these programs will therefore be capitalized and amortized over the estimated customer contract life, whereas our current policy is to expense these costs as incurred. We do not expect the new guidance to have a material impact on the financial statements in future periods.
Recently Adopted Accounting Pronouncements
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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 removes Step 2 from the goodwill impairment test. The standard is effective for annual reporting periods beginning after December 15, 2021. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The early adoption of ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) for the year ended December 31, 2017 impacted the Company’s calculation of impairment. Refer to Note 6, for a description of the Company’s processes and results of its impairment testing.
Note 3. Significant Acquisitions
NAME Acquisition: On September 1, 2015, the Company, through a subsidiary of Townsquare Live Events, LLC, purchased all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly-owned subsidiary NAME for approximately $70.0 million in cash, 481,948 unregistered shares of the Company’s Class A common stock valued at $4.9 million, and a working capital adjustment of $0.4 million. Cash consideration was satisfied from cash on hand, $45.0 million of incremental term loan borrowings and a working capital adjustment of approximately $0.4 million. The $1.3 million remaining payable balance as of December 31, 2015 was subsequently paid in full in January 2016. The Company estimated the fair value of acquired intangibles using the discounted cash flow method. The purchase price was allocated to the tangible and intangible assets and liabilities at their fair value at the date of acquisition, with any excess of the purchase price over the net assets acquired being reported as goodwill. None of this goodwill was deductible for tax purposes. The Company has recognized an opening deferred tax liability in connection with the acquisition of NAME, as the initial tax basis of the acquired assets differed from their initial basis under GAAP, which reflected estimated fair market value. Refer to Note 9 for more information regarding the income tax effects of the NAME acquisition.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The purchase price allocation is as follows (in thousands):

Current assets	$5,148
Customer relationships	8,700
Trade name	4,600
Other intangibles	1,000
Property and Equipment	42,894
Goodwill	39,866
Noncontrolling interest	(225)
Accounts payable and accrued expenses	(9,586)
Deferred tax liabilities	(17,035)
Total purchase price	$75,362

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
The Company determined there was objective evidence to indicate certain events had adversely impacted estimated future cash flows for one of its investments and as a result recorded a $4.2 million impairment charge for the year ended December 31, 2016. There was no impairment for the year ended December 31, 2017.
During the year ended December 31, 2017 the Company made certain investments in several small businesses totaling $3.8 million. The investments represent minority ownership positions and are accounted for under the cost method of accounting. These transactions are recorded as investments in the Company’s Consolidated Balance Sheet as of December 31, 2017.
During the year ended December 31, 2016 the Company made a $3.5 million investment in an online services business. The investment represents a minority ownership position and is accounted for under the cost method of accounting. This transaction is recorded as an investment in the Company’s Consolidated Balance Sheet as of December 31, 2016.
Note 5. Property and Equipment
Property and equipment consisted of the following:

(in thousands)	December 31, 2016	December 31, 2017
Land and improvements	$20,223	$20,870
Buildings and leasehold improvements	36,556	41,890
Broadcast equipment	71,159	74,851
Rides and related equipment	45,159	50,558
Computer and office equipment	11,827	13,331
Furniture and fixtures	10,886	13,936
Transportation equipment	14,249	17,504
Software development costs	10,641	15,943
Total property and equipment, gross	220,700	248,883
Less: Accumulated depreciation and amortization	(81,292)	(101,891)
Total property and equipment, net	$139,408	$146,992

Depreciation and amortization expense for property and equipment was $14.7 million, $20.0 million and $22.7 million for the years ended December 31, 2015, 2016 and 2017, respectively.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC (“Vertical Bridge”) (the “Tower Sale”). The divested towers house antennae that broadcast certain of the Company’s radio stations. The Company also entered into an agreement with Vertical Bridge whereby Vertical Bridge will serve as the exclusive marketing agent for the 283 towers retained by the Company. The Company received total cash proceeds of $21.6 million, net of closing adjustments, in exchange for the sale of the towers and the exclusive marketing arrangement. In addition, the Company has leased a portion of the space of the sold towers that house certain of the Company’s antennae. The lease is for a period of 35 years, including an initial term of 20 years and three optional 5-year renewal periods. The Company will pay $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antennae on the divested towers.
The Company has determined that the relative fair value of the towers sold and the exclusive marketing arrangement were $25.8 million and $3.1 million, respectively. The following was recognized in the Company’s Consolidated Balance Sheets during 2015 in connection with the transaction with Vertical Bridge:

(in thousands)	Fair Value	Balance Sheet Location
Long-term prepaid rent asset	$7,311	Other long term assets
Deferred gain on the sale of towers	$7,311	Other long term liabilities
Exclusive marketing arrangement	$3,111	Other long term liabilities

The Company realized an $11.5 million gain in connection with the sale of these towers during the year ended December 31, 2015, which is included in net gain on sale in the Company’s Consolidated Statements of Operations. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The exclusive marketing arrangement is being amortized through net revenue over the 5-year term of the arrangement in the Company’s Consolidated Statements of Operations.
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
The Company has selected December 31st as the annual testing date. Based on the results of the Company’s annual impairment evaluations of its FCC licenses, the Company recorded $1.7 million of impairment charges pertaining to FCC licenses in our Quad Cities and Grand Junction markets for the year ended December 31, 2015, and $2.9 million of impairment charges in our Rochester and Wichita Falls markets for the year ended December 31, 2017. These impairment charges pertain to our Local Marketing Solutions segment. There was no impairment for the year ended December 31, 2016. All other fair values of the Company’s other intangible assets exceeded their carrying value, therefore, no impairment of these assets had occurred as of the date of the annual tests.
If market conditions and operational performance of the Company’s reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time or if an event occurs or circumstances change that would reduce the fair value of its goodwill and intangible assets below the amounts reflected in the balance sheet, the Company may be required to recognize additional impairment charges in future periods. Goodwill impairment testing conducted as of December 31, 2015 and 2016 did not result in any goodwill impairment. The testing conducted as of December 31, 2017 resulted in a goodwill impairment charge of $48.9 million in our Entertainment segment.
During the fourth quarter of 2017 Management undertook a corporate strategic review and concluded the Company would exit certain Entertainment businesses. These businesses represent components within the Entertainment business and not an exit from this line of business as other similar events will continue to be held. In connection with this realignment the Company wrote off $4.1 million of goodwill and $0.8 million of trademarks, respectively as of December 31, 2017. These charges are included on the Consolidated Statement of Operations in Business Realignment Costs.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following represents the changes in goodwill (in thousands):

Balance at December 31, 2016 and 2015	$292,953
Local Marketing Solutions acquisitions	3,014
Entertainment acquisitions	114
Write-off of goodwill related to Entertainment businesses discontinued operations	(4,105)
Impairment of goodwill	(48,934)
Balance at December 31, 2017	$243,042

Intangible assets consist of the following:

(in thousands)	Estimated Useful Life	December 31, 2016	December 31, 2017
Intangible Assets:
FCC licenses	Indefinite	$486,525	$484,535
Trademarks and trade names	Indefinite	4,600	4,600
Customer and advertising relationships	10 years	14,317	14,317
Customer relationships	15 years	8,700	8,700
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademarks	15 years	10,695	9,815
Permits/licenses	1 year	1,000	1,000
Other intangibles	3 years	991	1,141
Total		529,275	526,555
Less: Accumulated amortization		(15,360)	(18,156)
Net amount		$513,915	$508,399

Amortization expense for definite-lived intangible assets for the years ended December 31, 2015, 2016 and 2017 was $2.9 million, $4.0 million and $3.0 million, respectively.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2017 is as follows (in thousands):

2018	$2,092
2019	1,969
2020	1,921
2021	1,912
2022	1,909
Thereafter	9,461
$19,264

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Long-Term Debt
Total debt outstanding is summarized as follows:

(in thousands)	December 31, 2016	December 31, 2017
2023 Notes	$280,079	$280,079
Term Loans	298,512	291,851
Capitalized leases	631	15
Debt before deferred financing costs	579,222	571,945
Deferred financing costs	(8,006)	(6,803)
Total debt	571,216	565,142
Less: current portion of long-term debt	(6,901)	(9,524)
Total long-term debt	$564,315	$555,618

On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the “2023 Notes”) and a Senior Secured Credit Facility, which includes a seven year, $275.0 million term loan facility (the “Term Loans”) and a five year, $50.0 million revolving credit facility (the “Revolver”). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. The proceeds from the 2023 Notes and Term Loans were used to redeem the 9% Unsecured Senior Notes due 2019 issued by the Company’s wholly-owned, indirect subsidiary Townsquare Radio, LLC (“Townsquare Radio”) together with Townsquare Radio, Inc., as co-borrowers (the “2019 Notes”), and repay all outstanding borrowings under Townsquare Radio’s previously existing senior secured credit facility, including a $10.0 million revolving credit facility.  The Company paid $27.7 million in redemption premiums to holders of the 2019 Notes in connection with the redemption. In addition, the Company had a loss of $9.1 million and a gain of $6.8 million on the write-off of unamortized deferred financing costs and bond premium, respectively in connection with these repayments. The payment to holders of the 2019 Notes and the write-off of the unamortized deferred financing costs and bond premium are included in cancellation and (repurchase) of debt in the Company’s Consolidated Statements of Operations for the year ended December 31, 2015.
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
During the year ended December 31, 2016, the Company voluntarily repurchased $19.9 million of its 2023 Notes at a market price below par, plus accrued interest and recognized a gain of $0.5 million, which is included in other expense (income), net in the Company’s Consolidated Statements of Operations. The repurchased notes were canceled by the Company. The Company recognized a loss of $0.4 million on the write-off of unamortized deferred financing costs in connection with the voluntary repurchases of its 2023 Notes, which is included in interest expense, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2016.
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin has been reduced by 25 basis points to 300 basis points. The LIBOR floor of 1% remains unchanged. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged. The Company capitalized $0.4 million of deferred financing costs in connection with this repricing. As of December 31, 2017, the interest rate on the Term Loans was 4.42%. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of December 31, 2017, the Company had no outstanding borrowings under the Revolver.
The 2023 Notes mature on April 1, 2023, with interest payable on April 1 and October 1 of each year. Prior to maturity, the Company may redeem all or part of the 2023 Notes at specified redemption premiums as set forth in the indenture, together with any accrued and unpaid interest thereon. Additionally, if the Company experiences certain

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Term Loans mature on April 1, 2022, and the Revolver matures on April 1, 2020. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess cash flow as defined in the credit agreement (subject to certain reductions).  As of December 31, 2016, we were required to make an excess cash flow payment on the outstanding Term Loans of $6.7 million, which was subsequently paid on March 20, 2017. As of December 31, 2017, we will be required to make an excess cash flow payment on the outstanding Term Loans of $9.5 million in the first quarter of 2018. Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries.
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
The Company is in compliance with its covenants under the 2023 Notes and the Senior Secured Credit Facility as of December 31, 2017.
As of December 31, 2016 and 2017, based on available market information, the estimated fair value of the 2023 Notes was $268.4 million and $275.8 million, respectively, and $299.6 million and $288.9 million, respectively, for the Term Loans. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).
Annual maturities of the Company's long-term debt as of December 31, 2017 are as follows (in thousands):

2018	$9,524
2019	5
2020	5
2021	—
2022	282,332
Thereafter	280,079
$571,945

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Stockholders’ Equity
The table below presents a summary, as of December 31, 2017, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

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

The foregoing share totals exclude 4,032,989 of Class A common stock and 4,511,236 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $8.24 and $10.62 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.
Holders of shares of Class A common stock, Class B common stock and Class C common stock vote together as a single class on all matters presented to the Company's stockholders for their vote or approval, except as otherwise required by applicable law. Each holder of the Company's Class A common stock is entitled to one vote per share on each matter submitted to a vote of stockholders. The Company's Class A common stock is neither convertible nor redeemable. Each holder of the Company's Class B common stock is entitled to ten votes per share on each matter submitted to a vote of stockholders. The Company's Class B common stock is not redeemable, but is convertible 1:1 (including automatically upon certain transfers) into Class A common stock. Holders of shares of Class C common stock are not entitled to any voting rights with respect to such shares. The Company’s Class C common stock is not redeemable, but is convertible 1:1 (including automatically upon certain transfers) into Class A common stock.
On September 1, 2015, in connection with the purchase of NAME, the Company issued 481,948 shares of Class A common stock. These transactions are more fully described in Note 3.
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

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Also on August 16, 2016, Steven Price, Executive Chairman of the Company’s Board of Directors, entered into a purchase agreement with GE Capital Equity Holdings, LLC pursuant to which he agreed to acquire a total of 50,000 shares of Class C common stock from GE Capital Equity Holdings, LLC. In accordance with their terms, the shares of Class C common stock acquired by Mr. Price converted into shares of Class A common stock upon completion of the transaction.
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
Stock-based Compensation
The Company’s 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of December 31, 2017, 3,407,697 shares were available for grant.
No restricted stock was granted during the years ended December 31, 2015 and 2016. 5,000 restricted stock shares were issued during the year ended December 31, 2017. The Company has aggregate commitments for restricted stock units of $0.2 million through 2021.
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

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On January 25, 2017, the Company granted 50,000 options. The weighted average grant date fair value of stock options granted was $3.68. The options granted have a five-year term with 50% vesting in year three and 50% vesting in year four.
On December 21, 2017, the Company granted 100,000 options. The weighted average grant date fair value of stock options granted was $2.89. The options granted have a five-year term with 50% vesting in year three and 50% vesting in year four.
The grant date fair value of the equity options is estimated using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company’s common stock price, dividend yield and the risk-free rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted:

	2015	2016	2017
Expected volatility	30% - 40%	30.0%	40.0%
Expected term	6.3 years	4.25 - 6.33 years	4.25 years
Risk free interest rate	1.8% - 2.1%	1.4% - 1.7%	2.1%
Expected dividend yield	0.0%	0.0%	0.0%

With the exception of the options that were granted to employees in the first quarter of 2016 and all of 2017, the options provide for immediate vesting. The options have an exercise price of between $8.24 and $10.62 per share. The expected term was calculated using the simplified method, defined as the midpoint between the vesting period and the contractual term of each award. The expected volatility was based on market conditions of the Company and comparable companies. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically has not paid dividends and therefore did not utilize a dividend yield in the calculations.
The following table summarizes stock option activity for the year ended December 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	8,653,712	$9.51	7.06	$7,805
Granted	150,000	9.03
Exercised	(35,914)	9.63
Forfeited and expired	(223,573)	9.45
Outstanding at December 31, 2017	8,544,225	9.50	6.11	—
Exercisable at December 31, 2017	6,914,225	$9.63	6.63	$—

During 2017, 50,000 and 100,000 options were granted to officers of the Company. The weighted average grant date fair value of stock options granted were $3.68 and $2.86, respectively. Of the 1,600,000 options granted during 2016, 1,565,000 were granted to employees and 35,000 were granted to directors of the Company. The weighted average grant date fair value of stock options granted was $2.38 and $2.98 for options granted to employees and independent directors of the Company, respectively. The options granted to directors provide for immediate vesting, whereas the options granted to employees have a five-year term with 50% vesting in year three and 50% vesting in year four. The weighted average grant date fair value of stock options granted during the year ended December 31, 2015 was $4.62.
As of December 31, 2017, there were 5,000 restricted stock units outstanding with a weighted average grant date fair value per share of $9.16. The fair value of the restricted stock units is equal to the closing share price on the date of grant. The restricted stock units granted have a five-year vesting term.
For the years ended December 31, 2015, 2016 and 2017, the Company recognized approximately $4.3 million, $4.3 million and $0.7 million, respectively, of stock-based compensation expense with respect to the options and

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

restricted stock units granted. Included within the 2016 stock-based compensation expense was $3.4 million related to the Option Repricing. As of December 31, 2017, total unrecognized stock-based compensation expense related to our stock options and restricted stock units was $2.3 million and $27 thousand, respectively, and is expected to be recognized over a weighted average period of 2.3 and 3.1 years, respectively.
The Company has issued stock to employees and independent directors. Certain of the shares were subject to a Selldown Agreement, pursuant to which the holders are subject to certain restrictions on sales of the Company’s common stock held by them. Pursuant to the terms of the Selldown Agreement, FiveWire Media Ventures LLC (“FiveWire”) (an entity formed for the purpose of investing in the Company by certain members of management) and certain other members of management were generally restricted from transferring a specified percentage (which is expected to range between 50% and 100%) of the shares of the Company’s common stock held by them at the closing of the July 24, 2014 initial public offering (the “IPO”). If Oaktree sold a portion of the shares of common stock or warrants to purchase common stock that it holds (the percentage of shares and warrants, collectively, held by Oaktree at such time that it sells in such a transaction, referred to as the “Sale Percentage”), those subject to the Selldown Agreement were permitted to sell a percentage of the shares of common stock and warrants held by them, up to an amount equal to the Sale Percentage. The Selldown Agreement would terminate on the earlier of (i) the date that Oaktree no longer holds at least 10% of the shares of common stock and warrants exercisable for common stock, collectively, held by Oaktree immediately following closing of the IPO, and (ii) the third anniversary of the closing of the IPO. This agreement was terminated on the third anniversary of the IPO, July 24, 2017.
Note 9. Income Taxes
Income tax expense (benefit) from continuing operations for the years ended December 31, 2015, 2016 and 2017 consisted of the following:

(in thousands)	2015	2016	2017
Current income tax expense (benefit)
State	$350	$896	$683
Foreign	(163)	255	96
Total current income tax expense	$187	$1,151	$779

Deferred tax expense (benefit)
Federal	$6,402	$13,195	$(14,813)
State	1,377	2,677	1,063
Foreign	(42)	(41)	(56)
Total deferred income tax expense (benefit)	7,737	15,831	(13,806)
Total income tax expense (benefit)	$7,924	$16,982	$(13,027)

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total income tax expense (benefit) from continuing operations differed from the amount computed by applying the federal statutory tax rate of 35.0% for the years ended December 31, 2015, 2016 and 2017 due to the following:

(in thousands)	2015	2016	2017
Pretax income (loss) at federal statutory rate	$6,359	$14,064	$(7,666)
Foreign taxes at different rates from the U.S. rate	77	(68)	11
State income tax expense, net federal expense	1,156	2,315	1,135
Non-deductible items	366	318	424
Goodwill impairment	—	—	13,953
Purchase price adjustments	—	—	(819)
Federal tax rate change adjustments	—	—	(19,157)
Adjustment of prior year deferred taxes	(128)	257	(832)
Change in valuation allowance	94	106	(76)
Other items	—	(10)	—
Total provision (benefit) for income taxes	$7,924	$16,982	$(13,027)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2017 are presented below:

(in thousands)	2016	2017
Deferred tax assets:
Allowance for doubtful accounts	$402	$119
Accrued expenses and other current liabilities	684	330
Stock-based compensation	16,194	10,877
Prepaid rent	1,448	1,326
Deferred revenue	899	433
Noncurrent liabilities	337	94
Net operating loss and credit carryforwards	46,030	38,705
	65,994	51,884
Less: valuation allowance	(13,705)	(10,190)
Deferred tax assets	52,289	41,694
Deferred tax liabilities:
Intangible assets	91,447	69,943
Property and equipment	7,825	5,465
Software development costs	3,924	3,251
Deferred tax liabilities	103,196	78,659
Net deferred tax liabilities	$50,907	$36,965

Net deferred tax liabilities as of December 31, 2017 include $0.9 million pertaining to Canadian operations.
As of December 31, 2017, the Company has federal net operating loss carryforwards of approximately $136.8 million available to offset future income which will expire in the years 2018 through 2037, of which $50.4 million is applicable to Townsquare Radio, Inc. and can only be utilized against its future earnings (subject to further limitations under Section 382 of the Internal Revenue Code) and $86.4 million applicable to post IPO operations of the Company and can be utilized against future earnings without limitation through 2037. Additionally, the Company has net operating loss carry forwards for state purposes aggregating $10.7 million as of December 31, 2017, which are subject to the foregoing limitations. The valuation allowance decrease of $3.5 million as of December 31, 2017, was primarily due to the Federal tax rate change on certain of the Company’s net operating losses.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

New Tax Reform Legislation
In December 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted. The Tax Act makes significant changes in U.S. tax law including a reduction in the corporate income tax rate, repeal of the alternative minimum tax, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and changes to net operating loss carryforwards and carry backs. The Tax Act reduced the U.S. corporate income tax rate from the current rate of 35% to 21%. As a result of the Tax Act, the Company was required to revalue its deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a benefit of $19.2 million to income tax expense and a corresponding reduction in the net deferred tax liability. The Company also computed an estimate of approximately $0.3 million of the deemed mandatory repatriation as of December 31, 2017.
The SEC issued guidance on accounting for the tax effects of the Tax Act. The Company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is known. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements and the Tax Act provides a measurement period that should not extend beyond one year from the Tax Act enactment date. The Company has determined a reasonable estimate for these amounts, and based on a continued analysis of the estimates and further guidance and interpretations on the application of the law, additional revisions may occur, however the Company does not expect any material adjustments.
Note 10. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2016	December 31, 2017
Accrued compensation and benefits	$12,468	$11,519
Accrued professional fees	1,172	1,057
Accrued commissions	1,883	2,010
Accrued taxes	2,230	2,017
Accrued music and FCC licensing	338	291
Accrued publisher fees	1,593	2,752
Accrued national representation fees	1,265	947
Deferred rent	1,694	1,951
Accrued other	3,105	2,616
	$25,748	$25,160

Note 11. Lease and Other Commitments
Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $19.2 million, $23.7 million and $22.6 million for the years ended December 31, 2015, 2016 and 2017, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the total minimum annual rental commitments under non-cancelable operating leases are as follows (in thousands):

2018	$10,185
2019	8,775
2020	6,594
2021	4,951
2022	3,956
Thereafter	14,310
Total minimum payments	$48,771

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. (“Nielsen”), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of December 31, 2017 is approximately $23.9 million and is expected to be paid in accordance with the agreements through September 2021. In addition, the Company has aggregate commitments of $3.0 million for other broadcasting services through December 2019 and aggregate commitments of $12.5 million for a business management platform through 2023.
We normally commit one or more years in advance to provide rides, games and concessions at certain fairs. These agreements include an obligation to pay event fees, which may be expressed as a flat fee or as a percentage of revenue. As of December 31, 2017, our total minimum fee commitments for contracts with a remaining term in excess of one year are as follows (in thousands):

2018	$3,662
2019	3,670
2020	2,363
2021	2,138
2022	3,932
Thereafter	1,684
Total minimum payments	$17,449

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

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reportable segment results for the year ended December 31, 2015:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2015
Net revenue	$326,646	$114,576	$—	$441,222
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	212,110	105,679	—	317,789
Depreciation and amortization	12,448	3,203	1,926	17,577
Corporate expenses	—	—	25,458	25,458
Stock-based compensation	1,255	653	2,370	4,278
Transaction costs	—	—	1,739	1,739
Goodwill and other intangible impairment charges	1,680	—	—	1,680
Net (gain) on sale and retirement of assets	—	—	(12,029)	(12,029)
Operating income (loss)	$99,153	$5,041	$(19,464)	$84,730
Long-lived Assets	$774,967	$158,080	$11,828	$944,875
Capital expenditures	$9,597	$3,261	$1,866	$14,724
Goodwill	$202,862	$90,091	$—	$292,953
The following table presents the Company’s reportable segment results for the year ended December 31, 2016:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2016
Net revenue	$342,191	$173,804	$—	$515,995
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	223,286	160,708	—	383,994
Depreciation and amortization	12,612	8,545	2,814	23,971
Corporate expenses	—	—	25,370	25,370
Stock-based compensation	863	445	2,945	4,253
Transaction costs	—	—	844	844
Net loss on sale and retirement of assets	—	—	282	282
Operating income (loss)	$105,430	$4,106	$(32,255)	$77,281
Long-lived Assets	$774,908	$156,676	$14,692	$946,276
Capital expenditures	$10,325	$8,020	$2,377	$20,722
Goodwill	$202,862	$90,091	$—	$292,953

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s reportable segment results for the year ended December 31, 2017:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Year Ended December 31, 2017
Net revenue	$348,660	$158,774	$—	$507,434
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	234,524	149,888	—	384,412
Depreciation and amortization	14,458	9,043	2,182	25,683
Corporate expenses	—	—	25,828	25,828
Stock-based compensation	132	101	515	748
Transaction costs	—	—	1,175	1,175
Business realignment costs	—	6,204	—	6,204
Goodwill and other intangible impairment charges	2,915	48,933	—	51,848
Net loss on sale and retirement of assets	—	—	397	397
Operating income (loss)	$96,631	$(55,395)	$(30,097)	$11,139
Long-Lived Assets	$779,464	$102,074	$16,895	$898,433
Capital expenditures	$13,969	$7,737	$1,118	$22,824
Goodwill	$205,876	$37,166	$—	$243,042

NAME, acquired by a subsidiary of the Company on September 1, 2015, conducts a portion of its business in Canada. Consolidated revenue for the years ended December 31, 2015, 2016 and 2017 includes $5.1 million, $25.8 million and $27.7 million, respectively, of Canadian revenue, and long-lived assets located in Canada aggregated $3.9 million and $4.4 million as of December 31, 2016 and 2017, respectively.
Note 13. Discontinued Operations and Business Realignment Costs
Discontinued Operations
During the fourth quarter of 2017, Management undertook a corporate strategic review of the Company’s operations and concluded the Company should exit certain Entertainment businesses. These businesses are classified as discontinued operations as they represent separate lines of business and the discontinuation thereof represents a strategic shift towards core business offerings. The Company commenced a search for a buyer for these businesses.
As part of this strategic review, Management determined that following the completion of contractually committed 2017 events, the live event verticals, Premium Music and Holiday, would be discontinued.
The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets:

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	December 31, 2016	December 31, 2017
Accounts receivable	$62	$81
Prepaid expenses and other current assets	192	19
Current assets of discontinued operations	$254	$100
Current assets held for sale	—	879
Long term assets of discontinued operations	—	431
Long term assets held for sale	199	—
Accrued expenses and other current liabilities	(71)	(680)
Long term liabilities of discontinued operations	(59)	—
Net assets	$324	$730

Summarized operating results related to these entities are included in discontinued operations in the accompanying Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income (Loss) for the years ended:

(in thousands)	December 31, 2015	December 31, 2016	December 31, 2017
Revenues	$—	$871	$3,002
Costs and expenses	—	(721)	(4,890)
Income tax (expense) benefit	—	(59)	490
Net income (loss) from discontinued operations, net of tax	$—	$91	$(1,398)

Summarized supplemental cash flow changes from discontinued operations in the accompanying Consolidated Statements of Cash Flows for the years ended:

(in thousands)	December 31, 2015	December 31, 2016	December 31, 2017
Net cash provided by operating activities - discontinued operations	$—	$(124)	$274

Net cash used in investing activities - discontinued operations	$—	$(199)	$(680)

Business Realignment Costs
During Management’s strategic review it was also decided that two musical festivals would be terminated following the 2017 music festival season and that other expo, active, lifestyle and direct national digital sales operations would be streamlined. These terminated events represent components within the Entertainment business and not an exit from this line of business as other similar events will continue to be held. These terminated events have been effectively abandoned with any assets transfered to other components within the segment. In connection with this restructuring, the Company recorded the following business realignment costs for the year ended December 31, 2017:
(in thousands)

Compensation costs	$798
Contract termination costs	510
Goodwill	4,105
Trademarks	771
Other	20
$6,204

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Net Income (loss) Per Common Share
Net Income (loss) per Common Share
Basic earnings (loss) per common share (“EPS”) is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted EPS is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents.
The calculation of basic and diluted EPS for the years ended December 31, 2015, 2016 and 2017 was as follows:

(in thousands, except per share data)	2015	2016	2017
Numerator:
Net income (loss) from continuing operations	$10,246	$23,202	$(8,875)
Net income (loss) from discontinued operations, net of income taxes	—	91	(1,398)
Net income (loss)	$10,246	$23,293	$(10,273)

Denominator:
Weighted average shares of common stock outstanding	17,537	18,255	18,459
Effect of dilutive common stock equivalents	10,187	9,058	—
Weighted average diluted common shares outstanding	27,724	27,313	18,459

Basic income (loss) per share:
Continuing operations	$0.58	$1.28	$(0.48)
Discontinued operations	—	—	(0.08)
	$0.58	$1.28	$(0.56)
Diluted income (loss) per share:
Continuing operations	$0.37	$0.85	$(0.48)
Discontinued operations	—	—	(0.08)
	$0.37	$0.85	$(0.56)

The Company had the following dilutive securities for the years ended December 31, that were not included in the computations of net income per share as they were considered anti-dilutive:

(in thousands)	2015	2016	2017
Warrants	—	—	8,978
Stock options	167	7,079	8,544
Restricted Stock	—	—	5

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Selected Quarterly Financial Data (Unaudited)

	2016 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Net revenue	$94,432	$137,157	$165,756	$118,650
Operating income	5,792	17,783	38,938	14,768
Net (loss) income from continuing operations	(1,383)	5,602	15,863	3,120
Net income from discontinued operations, net of income taxes	—	—	—	91
Net (loss) income	$(1,383)	$5,602	$15,863	$3,211
Basic (loss) income per share[1]:
Continuing operations	$(0.08)	$0.31	$0.86	$0.17
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.08)	$0.31	$0.86	$0.17
Diluted (loss) income per share[1]:
Continuing operations	$(0.08)	$0.20	$0.58	$0.12
Discontinued operations	0.00	0.00	0.00	0.00
	$(0.08)	$0.20	$0.58	$0.12

	2017 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Net revenue	$88,404	$140,663	$164,112	$114,255
Operating income (loss)	3,447	17,561	32,980	(42,849)
Net (loss) income from continuing operations	(2,843)	5,743	14,495	(26,271)
Net income from discontinued operations, net of income taxes	(165)	(181)	(202)	(850)
Net (loss) income	$(3,008)	$5,563	$14,293	$(27,121)
Basic (loss) income per share[1]:
Continuing operations	$(0.15)	$0.31	$0.78	$(1.42)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.05)
	$(0.16)	$0.30	$0.77	$(1.47)
Diluted (loss) income per share[1]:
Continuing operations	$(0.15)	$0.20	$0.51	$(1.42)
Discontinued operations	(0.01)	0.00	0.00	(0.05)
	$(0.16)	$0.20	$0.51	$(1.47)
1 Basic and Diluted (loss) income per share is computed independently for each quarter presented. Therefore, the sum of the quarters may not necessarily equal the total for the year.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Subsequent Events
Acquisitions
On February 15, 2018, the Company announced that it had entered into an agreement to acquire classic rock station WOUR-FM 96.9 in Utica, NY from Galaxy Communications, LLC for $4.0 million. In addition, pursuant to a Joint Sales Agreement, the Company took over all sales efforts for the station effective immediately. The Company expects the acquisition to close in the second quarter of 2018, subject to closing conditions and customary regulatory approvals.
Dividend
On March 12, 2018 the Board of Directors approved a dividend of $0.075 per share. The dividend will be paid to holders of record as of April 2, 2018. The estimated $2.1 million dividend will be paid on May 15, 2018. The Company expects to also pay a similar dividend in each of the succeeding three quarters.

SCHEDULE II
TOWNSQUARE MEDIA, INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2015	$3,350	$1,170	$(2,406)	$2,114
2016	$2,114	$1,921	$(2,602)	$1,433
2017	$1,433	$2,186	$(2,540)	$1,079

S-1