Form 10-Q
period 2018-03-31
Townsquare Media, Inc.
filed 2018-05-08
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

As of May 7, 2018, the registrant had 18,496,501 outstanding shares of common stock consisting of: (i)13,837,676 shares of Class A common stock, par value $0.01 per share; (ii) 3,022,484 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	December 31, 2017	March 31, 2018
ASSETS
Current assets:
Cash	$65,295	$49,080
Accounts receivable, net of allowance of $1,079 and $1,212, respectively	61,659	53,848
Prepaid expenses and other current assets	10,471	16,740
Current assets held for sale	879	—
Current assets of discontinued operations	100	5
Total current assets	138,404	119,673
Property and equipment, net	146,992	123,986
Intangible assets, net	508,399	495,435
Goodwill	243,042	243,042
Investments	8,092	8,092
Other assets	10,998	13,059
Long-term assets of discontinued operations	431	—
Total assets	$1,056,358	$1,003,287
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,559	$10,384
Current portion of long-term debt	9,524	5
Deferred revenue	17,683	21,525
Accrued expenses and other current liabilities	25,160	20,097
Accrued interest	5,699	9,217
Current liabilities of discontinued operations	680	248
Total current liabilities	73,305	61,476
Long-term debt, less current portion (net of deferred finance costs of $6,803 and $6,324, respectively)	555,618	556,096
Deferred tax liability	36,965	21,790
Other long-term liabilities	9,390	9,182
Total liabilities	675,278	648,544
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 13,819,639 and 13,837,676 shares issued and outstanding, respectively	138	138
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 shares issued and outstanding	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	185	185
Additional paid-in capital	367,041	367,238
Retained earnings (deficit)	13,265	(13,353)
Accumulated other comprehensive loss	(532)	(658)
Non-controlling interest	1,121	1,331
Total stockholders’ equity	381,080	354,743
Total liabilities and stockholders’ equity	$1,056,358	$1,003,287
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2017	2018

Net revenue	$88,404	$94,226

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	72,840	77,066
Depreciation and amortization	6,383	6,340
Corporate expenses	5,349	5,649
Stock-based compensation	188	197
Transaction costs	199	159
Impairment of long lived and intangible assets	—	37,973
Net gain on sale and retirement of assets	(2)	(321)
Total operating costs and expenses	84,957	127,063
Operating income (loss)	3,447	(32,837)
Other expense:
Interest expense, net	8,254	8,427
Other expense, net	33	44
Loss from continuing operations before income taxes	(4,840)	(41,308)
Benefit from income taxes	(1,930)	(14,717)
Net loss from continuing operations	(2,910)	(26,591)
Net loss from discontinued operations, net of income taxes	(98)	—
Net loss	$(3,008)	$(26,591)

Net (loss) income attributable to:
Controlling interests	$(3,051)	$(26,828)
Non-controlling interests	43	237

Basic loss per share:
Continuing operations	$(0.16)	$(1.44)
Discontinued operations	$—	$—

Diluted loss per share:
Continuing operations	$(0.16)	$(1.44)
Discontinued operations	$—	$—

Weighted average shares outstanding:
Basic	18,429	18,478
Diluted	18,429	18,478

Cash dividend declared per share	$—	$0.075
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2018

Net loss	$(3,008)	$(26,591)
Other comprehensive income (loss):
Foreign currency translation adjustments	57	(126)
Total comprehensive loss	(2,951)	(26,717)
Less: Comprehensive income attributable to noncontrolling interest	43	237
Comprehensive loss attributable to controlling interest	$(2,994)	$(26,954)
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance at January 1, 2018, as previously reported	13,819,639	3,022,484	1,636,341	8,977,676	$185	$367,041	$13,265	$(532)	$1,121	$381,080
Impact of change in accounting policy*	—	—	—	—	—	—	2,271	—	—	2,271
Adjusted balance at January 1, 2018	13,819,639	3,022,484	1,636,341	8,977,676	185	367,041	15,536	(532)	1,121	383,351
Net (loss) income	—	—	—	—	—	—	(26,828)	—	237	(26,591)
Dividends declared	—	—	—	—	—	—	(2,061)	—	—	(2,061)
Stock-based compensation	—	—	—	—	—	197	—	—	—	197
Issuance of restricted stock	18,037	—	—	—	—	—	—	—	—	—
Foreign currency exchange	—	—	—	—	—	—	—	(126)	—	(126)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(27)	(27)
Balance at March 31, 2018	13,837,676	3,022,484	1,636,341	8,977,676	$185	$367,238	$(13,353)	$(658)	$1,331	$354,743
* See Note 2
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2018
Cash flows from operating activities:
Net (loss) income attributable to:
Controlling interests	$(3,051)	$(26,828)
Non-controlling interests	43	237
Net loss	$(3,008)	$(26,591)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,383	6,340
Amortization of deferred financing costs	471	479
Deferred income tax benefit	(1,930)	(14,983)
Provision for doubtful accounts	491	533
Stock-based compensation expense	188	197
Trade activity, net	(2,144)	(3,835)
Write-off of deferred financing costs	83	—
Impairment of long lived and intangible assets	—	37,973
Net gain on sale and retirements of assets	(2)	(321)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7,689	9,258
Prepaid expenses and other assets	(4,694)	(5,815)
Accounts payable	(2,416)	(4,173)
Accrued expenses	(1,346)	(3,287)
Accrued interest	4,543	3,549
Other long-term liabilities	(208)	(208)
Net cash provided by (used in) operating activities - continuing operations	4,100	(884)
Net cash (used in) provided by operating activities - discontinued operations	(143)	93
Net cash provided by (used in) operating activities	3,957	(791)
Cash flows from investing activities:
Purchase of property and equipment	(5,653)	(7,130)
Payments for acquisitions, net of cash received	(1,803)	—
Acquisition of intangibles	(150)	—
Proceeds from sale of assets	161	1,250
Net cash used in investing activities	(7,445)	(5,880)
Cash flows from financing activities:
Repayment of long-term debt	(6,662)	(9,519)
Debt financing costs	(432)	—
Proceeds from exercise of employee stock options	254	—
Cash distributions to non-controlling interests	(45)	(27)
Repayments of capitalized obligations	(568)	(1)
Net cash used in financing activities	(7,453)	(9,547)
Net effect of foreign currency exchange rate changes	33	3
Net decrease in cash and restricted cash	(10,908)	(16,215)
Cash and restricted cash:
Beginning of period	51,540	65,295
End of period	$40,632	$49,080
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2018
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$3,157	$4,434
Income taxes	313	130

Equity issued in respect of acquisitions:
Common stock, joint venture acquisition	$513	$—

Supplemental Disclosure of Non-cash Activities:
Dividends declared during the period	$—	$2,061
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of the Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States. As of March 31, 2018, our assets included 317 radio stations and more than 325 local websites in 67 U.S. markets, a digital marketing solutions company serving approximately 12,800 small to medium sized businesses, approximately 350 live events with nearly 18 million annual attendees in the U.S. and Canada and one of the largest digital advertising networks focused on music and entertainment reaching more than 50 million unique visitors each month. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; music festivals such as Mountain Jam, WE Fest and the Taste of Country Music Festival; touring lifestyle and entertainment events such as the America on Tap craft beer festival series and North American Midway Entertainment, North America’s largest mobile amusement company; and tastemaker music and entertainment owned and affiliated websites such as XXLmag.com, TasteofCountry.com and Loudwire.com. Funds managed by Oaktree Capital Management, L.P. ("Oaktree") are the Company’s largest equity holder.
Note 2. Summary of Significant Accounting Policies
Except as stated below, there have been no significant changes in the Company’s accounting policies since December 31, 2017. For the Company's detailed accounting policies please refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report on Form 10-K") filed with the Securities and Exchange Commission ("SEC") on March 13, 2018.
Impairment of Long Lived and Intangible Assets

We evaluate the recoverability of the carrying amount of long lived and intangible assets, which include property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Our review for impairment of these long lived and intangible assets takes into account estimates of future undiscounted cash flows and the fair market value based on market indicators. An impairment loss is recognized if the future undiscounted cash flows associated with the assets or the fair market value of the assets are less than their carrying value. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair market values. During the three months ended March 31, 2018, the Company determined that the carrying value of certain long lived and intangible assets exceeded their fair market value and an impairment charge of $38.0 million was recorded.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under Accounting Standards Codification ("ASC") Topic 842. The standard is effective for fiscal years beginning after December 15, 2018, and will require measurement of leases at the beginning of the earliest period presented, using a modified retrospective approach. The Company is currently assessing the potential impact ASU 2016-02 will have on its Consolidated Financial Statements and has begun the process of implementing new policies and procedures.
Recently Adopted Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This new standard replaced all prior U.S. GAAP related to revenue recognition and eliminated all industry-specific guidance. The core principle of this new standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the company expects to be entitled in exchange for those goods or services. On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers and all the related amendments to all contracts using the modified retrospective method.
We recognized the cumulative effect of adopting Topic 606 as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income or loss, as applicable, on an ongoing basis.
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Topic 606 were as follows (in thousands):

	As Reported December 31, 2017	Adjustment due to ASC 606	Balance at January 1, 2018

Assets
Prepaid expenses and other current assets	$10,471	$2,271	$12,742
Total Current Assets	138,404	2,271	140,675
Total Assets	$1,056,358	$2,271	$1,058,629

Total Liabilities	$675,278	$—	$675,278

Equity
Retained earnings	$13,265	$2,271	$15,536
Total stockholders' equity	381,080	2,271	383,351
Total liabilities and stockholders' equity	$1,056,358	$2,271	$1,058,629

As a part of Topic 606 adoption, we reclassified costs associated with sales commissions related to obtaining certain customer contracts. In accordance with the new revenue standard's requirements, for the three months ended March 31, 2018, the impact of adoption of Topic 606 on our consolidated financial statements was an increase to operating expenses and net loss of approximately $15 thousand as a result of the amortization of expenses deferred at adoption.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  The adoption of this new guidance did not have a material impact on our consolidated financial statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The standard is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Note 3. Revenue Recognition
The following tables disaggregates our revenue by major product / solution (in thousands):

	Three Months Ended March 31, 2017
	Local Marketing Solutions	Entertainment	Consolidated

Local	$69,583	$2,616	$72,199
National	6,044	9,712	15,756
Political	449	—	449
Total	$76,076	$12,328	$88,404

	Three Months Ended March 31, 2018
	Local Marketing Solutions	Entertainment	Consolidated

Local	$73,877	$2,849	$76,726
National	5,984	10,816	16,800
Political	700	—	700
Total	$80,561	$13,665	$94,226

Revenue from contracts with customers is recognized as an obligation until the terms of a customer contract are satisfied; generally this occurs with the transfer of control as we satisfy contractual performance obligations over time. Our contractual performance obligations include the broadcast of commercials on our owned and operated radio stations, digital sales of internet based advertising campaigns, digital marketing solutions, and the operation of live events. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are at a fixed price at inception and do not include any variable consideration or financing components by normal course of business practice. Sales, value add, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.
Local Marketing Solutions:
The primary source of local net revenue in our Local Marketing Solutions segment is the sale of advertising on our radio stations, local companion websites, radio stations’ online streams and mobile applications. We also offer precision customer targeting solutions to advertisers through Townsquare Ignite, our digital programmatic advertising platform. In addition, we offer digital marketing solutions under the brand name Townsquare Interactive, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations.
National net revenue in our Local Marketing Solutions segment includes the sale of advertising on our owned and operated radio stations from contracts with national advertisers and advertising agencies. Our national broadcast revenue is handled by a third party industry rep firm. Performance obligations under national contracts consist of the broadcast of advertisements across our locally owned and operated radio stations.
Political net revenue in our Local Marketing Solutions segment includes the sale of advertising on our owned and operated radio stations from contracts with political advertisers.  Contracted performance obligations under political contracts consist of the broadcast of advertisements across our locally owned and operated radio stations. Political revenue is both local and national but, since it is episodic based on the election cycle and local issues calendars, management views it separately.

Net revenue for broadcast commercials and digital advertisements are recognized as the commercials are broadcast and digital advertisements are placed and the contractual performance obligations for Townsquare services are satisfied. We measure progress towards the satisfaction of our contractual performance obligations via the output produced in accordance with the contractual arrangement (the broadcast of commercials or the placement of digital advertisements). We recognize the associated contractual revenue as the delivery takes place and the right to invoice for services performed is met.
Net revenue from digital subscription-based contractual performance obligations is recognized ratably over time as our performance obligations are satisfied. Subscription-based service fees are typically billed in advance of the month of service at a fixed monthly fee that is contractually agreed upon at contract inception. The measure of progress in such arrangements is the number of days of successful delivery of the contracted service.
Our Local Marketing Solutions contracts are short-term (less than one year) and payment terms are generally net 30-60 days for traditional customer contracts and net 60-90 days for national agency customer contracts. Our billing practice is to invoice customers on a monthly basis for services delivered to date (representing the right to invoice). Our contractual arrangements do not include rights of return and do not include any significant judgments by nature of the products and services.
Entertainment:
The primary source of net revenue in our Entertainment segment is derived from ticket sales to a diverse range of live events which we create, promote and produce, This includes festivals, fairs, concerts, expositions and other experiential events within and beyond our markets. Our live events also generate substantial net revenue through the sale of sponsorships, ride tickets, food and other concessions, merchandise and other ancillary products and services.
Local net revenue includes revenue from the live events we operate within our local markets. National net revenue includes revenue from the live events that are created and produced by our corporate team and routed within our markets, as well as live events that are outside of our markets. National net revenue also includes revenue generated from the sale of advertising on our owned and operated national websites and mobile applications.
Live events revenue is recognized as events are conducted and our contractual performance obligations are satisfied. Our live events include single day and multi-day events, ranging from one day to three weeks in duration. We measure progress towards the satisfaction of contractual performance obligations on a daily basis, measured by the successful delivery of the event and honoring customer admissions and vendor event commitments. Live event ticket purchase prices are due at the point of purchase and are nonrefundable. Live event tickets are often sold in advance of the events; in the case of advanced ticket sales, we defer the recognition of consideration received until we satisfy the future performance obligation. Live event contractual arrangements do not include any variable consideration, financing components, or significant judgments.
For all customer contracts, we evaluate whether we are the principal (i.e., report revenue on a gross basis) or the agent (i.e., report revenue on a net basis). Generally, we report revenue for advertising placed on Townsquare properties on a gross basis (the amount billed to our customers is recorded as revenue, and the amount paid to our publishers is recorded as a cost of revenue). We are the principal because we control the advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the advertising inventory, being primarily responsible to our customers, having discretion in establishing pricing, or a combination of these factors. We also generate revenue through agency relationships in which revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies.
No impairment losses have arisen from any Townsquare contracts with customers during the three months ended March 31, 2018.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	At Adoption January 1, 2018	March 31, 2018
Receivables	$61,659	$53,848

Short-term contract liabilities (deferred revenue)	$17,683	$21,525

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days. The term between invoicing and when payment is due is not significant. The Company had no material bad debt expense recorded during the three months ended March 31, 2018.
We record contract liabilities when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance related to event ticket sales for events scheduled to take place over the course of the current year and digital subscriptions in which payment is received in advance of the service month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. The increase in the contract liabilities balance for the three months ended March 31, 2018 is primarily driven by the cash payments received or due in advance of satisfying our performance obligations, offset by $5.4 million of recognized revenue that was included in the deferred revenue balance at the beginning of the period. No significant changes in the timeframe of the satisfaction of contract liabilities have occured during the three months ended March 31, 2018.
In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed (previously such costs were expensed as incurred). Our capitalized contract acquisition costs include amounts related to sales commissions paid for contract acquisition costs related to signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense consistent with how the related revenue is recognized over the duration of the contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. For contracts with a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs when incurred. As of January 1, 2018, we had a balance of $2.3 million in deferred costs and have recognized $0.6 million of amortization for the three months ended March 31, 2018. No impairment losses have been recognized or changes made to the timeframe for performance of the obligations related to deferred contract assets during the three months ended March 31, 2018.
Arrangements with Multiple Performance Obligations
In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. When multiple performance obligations are identified, we identify how control transfers to the customer for each distinct contract obligation and determine the period when the obligations are satisfied. If obligations are satisfied in the same period, no allocation of revenue is deemed to be necessary. In the event performance obligations within a bundled contract do not run concurrently, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or by using expected cost-plus margins. Performance obligations that are not distinct at contract inception are combined.
Practical Expedients and Exemptions
We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within direct operating expenses.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed as amounts related to those performance obligations with expected durations of greater than one year are at a fixed price per unit and do not include any upfront or minimum payments requiring any estimation or allocation of revenue.

Note 4. Interim Financial Data
The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2017 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three months ended March 31, 2018 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2018. The Consolidated Balance Sheet as of December 31, 2017 is derived from the audited financial statements at that date.
Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters will generally produce the highest net revenue for the year. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. In addition to advertising revenue seasonality, our Entertainment net revenue exhibits seasonality resulting in the third quarter being the highest revenue period, followed by the second, then fourth, then first quarter. Large drivers of this seasonality are our multi-day music festivals and NAME's revenue which is concentrated in the third quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.
In the media industry, companies, including us, sometimes utilize barter agreements that exchange advertising time for goods or services such as travel, lodging or assets, instead of cash. Barter revenue was $4.8 million and $7.2 million and barter expense was $2.7 million and $3.4 million for the three months ended March 31, 2017 and 2018, respectively.
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
Note 5. Investments
Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. Management does not exercise significant control over operating and financial policies of the investees; accordingly, the investments are reflected under the cost method of accounting. The initial equity valuations were based upon a combination of valuation analysis using observable inputs categorized as Level 2 and performing discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework.
There were no investments made during the three months ended March 31, 2017 and 2018, respectively.

Note 6. Property and Equipment
Property and equipment consisted of the following:

(in thousands)	December 31, 2017	March 31, 2018
Land and improvements	$20,870	$20,975
Buildings and leasehold improvements	41,890	42,074
Broadcast equipment	74,851	76,459
Rides and related equipment	50,558	28,907
Computer and office equipment	13,331	13,775
Furniture and fixtures	13,936	15,008
Transportation equipment	17,504	17,005
Software development costs	15,943	17,182
Total property and equipment, gross	248,883	231,385
Less accumulated depreciation and amortization	(101,891)	(107,399)
Total property and equipment, net	$146,992	$123,986

Depreciation and amortization expense for property and equipment was $5.6 million and $5.8 million for the three months ended March 31, 2017 and 2018, respectively.
During the three months ended March 31, 2018 the Company determined that the carrying value of certain property and equipment assets in our Entertainment segment exceeded their fair market value based on market indicators and recorded an impairment charge on these assets of $25.6 million.
Note 7. Goodwill and Other Intangible Assets
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
The Company has selected December 31st as the annual testing date. The testing conducted as of December 31, 2017 resulted in a goodwill impairment charge of $48.9 million in our Entertainment segment and an impairment charge related to our FCC licenses of $2.9 million in our Local Marketing Solutions segment.
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
There were no the changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2018.
Goodwill consists of the following:

(in thousands)	Local Marketing Solutions	Entertainment	Consolidated
Balance at March 31, 2018	$205,876	$37,166	$243,042

Intangible assets consist of the following:

(in thousands)	Estimated Useful Life	December 31, 2017	March 31, 2018
Intangible Assets:
FCC licenses	Indefinite	$484,535	$484,535
Trademarks and trade names	Indefinite	4,600	—
Customer and advertising relationships	10 years	14,317	14,317
Customer relationships	15 years	8,700	—
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademarks	15 years	9,815	9,165
Permits/licenses	1 year	1,000	—
Other intangibles	3 years	1,141	1,141
Total		526,555	511,605
Less: Accumulated amortization		(18,156)	(16,170)
Net amount		$508,399	$495,435

Amortization expense for definite-lived intangible assets was $0.8 million and $0.6 million for the three months ended March 31, 2017 and 2018, respectively.
During the three months ended March 31, 2018 the Company determined that the carrying value of certain intangible assets in our Entertainment segment exceeded their fair market value based on market indicators and recorded an impairment charge on these assets of $12.4 million.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2018 is as follows (in thousands):

2018 (remainder)	$1,044
2019	1,346
2020	1,298
2021	1,289
2022	1,286
Thereafter	4,637
$10,900

Note 8. Long-Term Debt
Total debt outstanding is summarized as follows:

(in thousands)	December 31, 2017	March 31, 2018
2023 Notes	$280,079	$280,079
Term Loans	291,851	282,332
Capitalized obligations	15	14
Debt before deferred financing costs	571,945	562,425
Deferred financing costs	(6,803)	(6,324)
Total debt	565,142	556,101
Less: current portion of long-term debt	(9,524)	(5)
Total long-term debt	$555,618	$556,096

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
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points. The LIBOR floor of 1.00% remained unchanged. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged. The Company capitalized $0.4 million of deferred financing costs in connection with this repricing. As of March 31, 2018, the interest rate on the Term Loans was 4.88%. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of March 31, 2018, the Company had no outstanding borrowings under the Revolver.
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
The 2023 Notes rank equally with all of the Company's existing and future senior debt, are senior to all of the Company's existing and future subordinated debt and are guaranteed on a senior basis by certain of the Company’s direct and indirect wholly-owned subsidiaries.
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
The Term Loans mature on April 1, 2022, and the Revolver matures on April 1, 2020. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess cash flow as defined in the credit agreement (subject to certain reductions).  At December 31, 2017, we were required to make an excess cash flow payment on the outstanding Term Loans of $9.5 million which was subsequently paid on March 20, 2018. Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries.

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
The Company is in compliance with its covenants under the 2023 Notes and Senior Secured Credit Facility as of March 31, 2018.
As of March 31, 2018, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $264.8 million and $282.7 million, respectively.
Annual maturities of the Company's long-term debt as of March 31, 2018 are as follows (in thousands):

2018 (remainder)	$5
2019	5
2020	4
2021	—
2022	282,332
Thereafter	280,079
$562,425

Note 9. Stockholders' Equity
The table below presents a summary, as of March 31, 2018, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	13,837,676	One vote per share.
Class B common stock	$0.01	50,000,000	3,022,484	10 votes per share.[2]
Class C common stock	$0.01	50,000,000	1,636,341	No votes.[2]
Warrants			8,977,676	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $898.[3]
Total		400,000,000	27,474,177
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

The foregoing share totals exclude 4,021,032 of Class A common stock and 4,511,236 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $7.60 and $10.62 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.
The Company's common stock is not entitled to preemptive or other similar subscription rights to purchase any of our securities. Unless the Company's Board of Directors determines otherwise, we will issue all of our capital stock in uncertificated form.
On March 12, 2018 the Board of Directors approved a dividend of $0.075 per share. The $2.1 million dividend will be paid to holders of record as of April 2, 2018 on May 15, 2018.

Stock-based Compensation
The Company's 2014 Omnibus Incentive Plan (the "2014 Incentive Plan") provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of March 31, 2018, 3,406,617 shares were available for grant.
Options granted prior to 2016 vested immediately. Options granted in 2016 and later vest 50% after three years and 50% after four years. The options have an exercise price of between $7.60 and $10.62 per share. The expected term was calculated using the simplified method, defined as the midpoint between the vesting period and the contractual term of each award. The expected volatility was based on market conditions of the Company and comparable companies. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically had not paid dividends and therefore did not utilize a dividend yield in the calculations.
The following table summarizes stock option activity for the three months ended March 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	8,544,225	$9.50	6.11	$—
Granted	72,000	7.62
Exercised	—	—
Forfeited	(83,957)	9.47
Outstanding at March 31, 2018	8,532,268	$9.49	5.82	$22,000

Stock-based compensation expense was $0.2 million for the three months ended March 31, 2017 and 2018. As of March 31, 2018, total unrecognized stock-based compensation expense is $2.7 million, including $0.2 million related to restricted stock awards, to be recognized over three years.
As of December 31, 2017, and March 31, 2018, respectively, there were 5,000 and 18,037 restricted stock shares outstanding with a weighted average grant date fair value per share of $8.08. The fair value of the restricted stock shares is equal to the closing share price on the date of grant. The restricted stock shares granted have a five-year vesting term. The Company has aggregate restricted stock share commitments of $0.1 million through 2021.
Note 10. Income Taxes
The provision for income taxes includes effects from the Tax Cuts and Jobs Act (“TCJA”) for changes that became effective January 1, 2018. We have incorporated provisional estimates for these new TCJA provisions as part of our forecasted annual effective tax rate.  For the period ended March 31, 2018, we have not recorded any adjusted tax impacts with respect to provisional amounts previously recorded at December 31, 2017 for deferred tax balances and the one-time transition tax. We are still refining our calculations and interpreting recent guidance on both the federal and state level which could change these provisional tax amounts. No material changes are anticipated.
The Company's effective tax rate for the three months ended March 31, 2017 and 2018 was approximately 39.9% and 35.6%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the three months ended March 31, 2018 primarily relates to certain non-deductible items under the TCJA provisions and state, local and foreign income taxes.
Note 11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2017	March 31, 2018
Accrued compensation and benefits	$11,519	$4,988
Accrued professional fees	1,057	989
Accrued commissions	2,010	1,970
Accrued taxes	2,017	2,085
Accrued music and FCC licensing	291	669
Accrued publisher fees	2,752	1,435
Accrued national representation fees	947	754
Deferred rent	1,951	2,091
Dividends payable	—	2,061
Accrued other	2,616	3,055
	$25,160	$20,097

Note 12. Lease and Other Commitments
Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $4.2 million and $4.1 million for the three months ended March 31, 2017 and 2018, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.
At March 31, 2018, the total minimum annual rental commitments under non-cancelable operating leases are as follows (in thousands):

2018 (remainder)	$7,753
2019	8,935
2020	6,754
2021	5,114
2022	4,119
Thereafter	14,324
Total minimum payments	$46,999

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of March 31, 2018 is approximately $22.2 million and is expected to be paid in accordance with the agreements through September 2021. In addition, the Company has aggregate commitments of $2.6 million for other broadcasting services through December 2019 and aggregate commitments of $12.0 million for a business management platform through 2023.

We normally commit one or more years in advance to provide rides, games and concessions at certain fairs. These agreements include an obligation to pay event fees, which may be expressed as a flat fee or as a percentage of revenue. At March 31, 2018, our total minimum fee commitments for contracts with a remaining term in excess of one year are as follows (in thousands):

2018 (remainder)	$11,876
2019	14,754
2020	12,134
2021	5,826
2022	6,066
Thereafter	3,859
Total minimum payments	$54,515

Note 13. Segment Reporting
The Company has two reportable segments, Local Marketing Solutions, which provides broadcast and digital products and solutions to advertisers and businesses within our local markets, and Entertainment, which provides live event experiences and music and lifestyle content directly to consumers, and promotion, advertising and product activations to local and national advertisers.
The following table presents the Company’s reportable segment results for the three months ended March 31, 2017:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2017
Net revenue	$76,076	$12,328	$—	$88,404
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	55,332	17,508	—	72,840
Depreciation and amortization	3,243	2,046	1,094	6,383
Corporate expenses	—	—	5,349	5,349
Stock-based compensation	34	28	126	188
Transaction costs	—	—	199	199
Net gain on sale and retirement of assets	—	—	(2)	(2)
Operating income (loss)	$17,467	$(7,254)	$(6,766)	$3,447
Capital expenditures	$3,166	$2,176	$311	$5,653

The following table presents the Company’s reportable segment results for the three months ended March 31, 2018:

(in thousands)	Local Marketing Solutions	Entertainment	Corporate and other reconciling items	Consolidated
Three Months Ended March 31, 2018
Net revenue	$80,561	$13,665	$—	$94,226
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	59,001	18,065	—	77,066
Depreciation and amortization	3,637	2,168	535	6,340
Corporate expenses	—	—	5,649	5,649
Stock-based compensation	36	8	153	197
Transaction costs	—	—	159	159
Impairment of long lived and intangible assets	—	37,973	—	37,973
Net gain on sale and retirement of assets	—	—	(321)	(321)
Operating income (loss)	$17,887	$(44,549)	$(6,175)	$(32,837)
Capital expenditures	$4,531	$2,236	$363	$7,130
The following table contains the long-lived assets for each reportable segment:

(in thousands)	December 31, 2017	March 31, 2018
Local Marketing Solutions	$777,372	$779,335
Entertainment	104,166	66,184
Corporate and other reconciling items	16,895	16,944
Total	$898,433	$862,463

NAME conducts a portion of its business in Canada. Consolidated net revenue for the three months ended March 31, 2017 includes $0.1 million of Canadian revenue. There was no Canadian revenue in the three months ended March 31, 2018. Long-lived assets located in Canada aggregated $4.4 million and $2.5 million as of December 31, 2017 and March 31, 2018, respectively.

Note 14. Discontinued Operations
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

The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets:

(in thousands)	December 31, 2017	March 31, 2018
Accounts receivable	$81	$5
Prepaid expenses and other current assets	19	—
Current assets of discontinued operations	$100	$5
Current assets held for sale	879	—
Long term assets of discontinued operations	431	—
Accrued expenses and other current liabilities	(680)	(248)
Net assets	$730	$(243)

Note 15. Net Loss Per Common Share
The following table sets forth the computations of basic and diluted net loss per share for the three months ended March 31, 2017 and 2018.

(in thousands, except per share data)	Three Months Ended March 31,
	2017	2018

Numerator:
Net loss from continuing operations	(2,910)	(26,591)
Net loss from discontinued operations, net of income taxes	(98)	—
Net loss	$(3,008)	$(26,591)

Denominator:
Weighted average shares of common stock outstanding	18,429	18,478
Weighted average diluted common shares outstanding	18,429	18,478

Basic loss per share:
Continuing operations	$(0.16)	$(1.44)
Discontinued operations	—	—

Diluted loss per share:
Continuing operations	$(0.16)	$(1.44)
Discontinued operations	—	—

Note 16. Subsequent Events
Dividend
On May 7, 2018 the Board of Directors approved a dividend of $0.075 per share. The dividend will be paid to holders of record as of June 28, 2018. The estimated $2.1 million dividend will be paid on August 15, 2018.
Acquisitions
On March 21, 2018, the Company entered into an asset purchase agreement to acquire 3 radio stations in Trenton, NJ from Connoisseur Media, LLC for $17.3 million. The acquired assets include WPST-FM, WNJE-AM and WCHR-AM. The consideration is expected to be paid with cash on hand. The Company expects the acquisition to close late in the second quarter or early in the third quarter of 2018, subject to closing conditions and customary regulatory approvals.

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
Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States or Canada, or in the specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2017 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Discontinued Operations
During the fourth quarter of 2017, we undertook a corporate strategic review of the Company’s operations and concluded the Company should exit certain Entertainment businesses and that two live event verticals, Premium Music and Holiday, would be discontinued. The assets, liabilities and results of operations of these businesses have been reclassified as discontinued operations. Refer to Note 14 in the accompanying Consolidated Financial Statements for additional information.
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
Local Marketing Solutions
Our Local Marketing Solutions segment is composed of 317 owned and operated radio stations and over 325 owned and operated local websites serving 67 small and mid-sized markets, a digital marketing solutions company, a digital programmatic advertising platform and an e-commerce offering. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities.
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
Entertainment
Our Entertainment segment is composed of a diverse range of live events which we create, promote and produce. This includes festivals, fairs, concerts, expositions and other experiential events within and beyond our markets. It is also composed of music and lifestyle content that is distributed through our owned and operated national websites.
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

Macroeconomic Indicators
Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of April 27, 2018, U.S. GDP grew at an annual rate of 2.3% in the first quarter of 2018.
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
Executive Summary
The key developments in our business for the three months ended March 31, 2018, as compared to the same period in 2017 are summarized below:

•	Net revenue for the three months ended March 31, 2018 increased $5.8 million, or 6.6%. Excluding political revenue, net revenue increased 6.3%.

•	Local Marketing Solutions net revenue increased $4.5 million, or 5.9%. Excluding political revenue, Local Marketing Solutions net revenue increased 5.6%.

•	Entertainment net revenue increased $1.3 million, or 10.8%.

Consolidated Results of Operations
Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2018
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended March 31,
	2017	2018	$ Change	% Change
Statement of Operations Data:
Local Marketing Solutions net revenue	$76,076	$80,561	$4,485	5.9%
Entertainment net revenue	12,328	13,665	1,337	10.8%
Net revenue	88,404	94,226	5,822	6.6%
Operating costs and expenses:
Local Marketing Solutions direct operating expenses	55,332	59,001	3,669	6.6%
Entertainment direct operating expenses	17,508	18,065	557	3.2%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	72,840	77,066	4,226	5.8%
Depreciation and amortization	6,383	6,340	(43)	(0.7)%
Corporate expenses	5,349	5,649	300	5.6%
Stock-based compensation	188	197	9	4.8%
Transaction costs	199	159	(40)	(20.1)%
Impairment of long lived and intangible assets	—	37,973	37,973	**
Net gain on sale and retirement of assets	(2)	(321)	(319)	**
Total operating costs and expenses	84,957	127,063	42,106	49.6%
Operating income (loss)	3,447	(32,837)	(36,284)	(1,052.6)%
Other expense:
Interest expense, net	8,254	8,427	173	2.1%
Other expense, net	33	44	11	33.3%
Total other expense	8,287	8,471	184	2.2%
Loss from continuing operations before income taxes	(4,840)	(41,308)	(36,468)	(753.5)%
Benefit from income taxes	(1,930)	(14,717)	(12,787)	(662.5)%
Net loss from continuing operations	(2,910)	(26,591)	(23,681)	(813.8)%
Net loss from discontinued operations, net of income taxes	(98)	—	98	100.0%
Net loss	$(3,008)	$(26,591)	$(23,583)	(784.0)%
**Percent change not meaningful.
Net Revenue
Net revenue for the three months ended March 31, 2018 increased by $5.8 million, or 6.6%, as compared to the same period in 2017. The increase was driven by increases in Local Marketing Solutions net revenue of $4.5 million and Entertainment net revenue of $1.3 million.
Local Marketing Solutions net revenue for the three months ended March 31, 2018 increased $4.5 million, or 5.9%, as compared to the same period in 2017. The increase was driven by an increase in non-political net revenue of $4.2 million, and an increase in political net revenue of $0.3 million.
Entertainment net revenue for the three months ended March 31, 2018 increased $1.3 million, or 10.8%, as compared to the same period in 2017. The increase was primarily related to the timing of a live event.
Direct Operating Expenses
Direct operating expenses for the three months ended March 31, 2018 increased by $4.2 million, or 5.8%, as compared to the same period in 2017. The increase was driven by an increase in Local Marketing Solutions direct operating expenses of $3.7 million and an increase in Entertainment direct operating expenses of $0.6 million.
Local Marketing Solutions direct operating expenses for the three months ended March 31, 2018 increased $3.7 million, or 6.6%, as compared to the same period in 2017. The increase was primarily a result of higher costs in headcount-related expenses including salaries, sales commissions, and benefits, to support the growth within our local digital business.
Entertainment direct operating expenses for the three months ended March 31, 2018 increased $0.6 million, or 3.2%, as compared to the same period in 2017. The increase was primarily the result of the timing of a live event, partially offset by expense reductions in our national digital business.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2018 decreased $0.1 million, or 0.7%, as compared to the same period in 2017, primarily related to amortization of capitalized software development costs.
Corporate Expenses
Corporate expense for the three months ended March 31, 2018 increased $0.3 million, or 5.6%, as compared to the same period in 2017, primarily as a result of increases in headcount-related expenses.
Stock-based Compensation
Stock-based compensation expense was $0.2 million for the three months ended March 31, 2017 and 2018, respectively. The stock-based compensation relates to the grant of stock options in the first quarter of 2017 and 2018 that vest over a period of four years.
Transaction Costs
Transaction costs for the three months ended March 31, 2018 decreased insignificantly as compared to the same period in 2017.
Impairment of long lived and intangible assets
For the three months ended March 31, 2018 we determined that the carrying value of long lived and intangible assets in our Entertainment segment exceeded their fair market value and a impairment charge of $38.0 million was recorded based on the difference between the carrying value and the estimated fair market value of these assets.
Net Gain on Sale and Retirement of Assets
Net gain on sale of assets for the three months ended March 31, 2018 increased $0.3 million, as compared to the same period in 2017. The net gain in the first quarter of 2018 primarily resulted from the sale of certain live events assets that had been categorized as held for sale at December 31, 2017.
Other Expense
Interest expense, net is the major recurring component of other expense. Interest expense, net increased $0.2 million, or 2.1%, in the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to an increase in LIBOR rates, partially offset by a lower term loan balance.

The following table illustrates the components of our interest expense, net for the periods indicated.

	Three Months Ended March 31,
	2017	2018
(in thousands)
2023 Notes	$4,551	$4,551
Term Loans	3,147	3,401
Capital loans and other	2	2
Loan origination costs	554	479
Interest income	0	(6)
Interest expense, net	$8,254	$8,427
Benefit for income taxes
We recognized a benefit for income taxes of $14.7 million for the three months ended March 31, 2018. Our effective tax rate for the period was approximately 35.6%. Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the three months ended March 31, 2018 primarily relates to certain non-deductible items under the TCJA provisions and state, local and foreign income taxes.
Liquidity and Capital Resources

	Three Months Ended March 31,
(in thousands)	2017	2018
Cash provided by (used in) operating activities	$3,957	$(791)
Cash used in investing activities	(7,445)	(5,880)
Cash used in financing activities	(7,453)	(9,547)
Net effect of foreign currency exchange rate changes	33	3
Net decrease in cash and restricted cash	$(10,908)	$(16,215)
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service, dividend and other funding requirements for at least one year from the date of this report. As of March 31, 2018, we had $556.1 million of outstanding indebtedness, net of deferred financing costs of $6.3 million. Based on interest rates in effect as of March 31, 2018, we expect our debt service requirements to be approximately $32.2 million over the next twelve months. In addition, as of March 31, 2018 we had $49.1 million of cash and restricted cash, $53.8 million of receivables from customers, which historically have had an average collection cycle of approximately 61 days, and $50.0 million of available borrowing capacity under our revolving credit facility. We had restricted cash of $0.9 million at December 31, 2017 and March 31, 2018, respectively, included within cash, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
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

Additionally, on a continuing basis, we evaluate and consider strategic acquisitions and divestitures to enhance our strategic and competitive position as well as our financial performance. Any future acquisitions, joint ventures or other similar transactions may require additional capital, which may not be available to us on acceptable terms, if at all.
We closely monitor the impact of capital and credit market conditions on our liquidity as related to our floating rate debt. We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations.
Cash Flows from Operating Activities
Net cash provided by operating activities decreased $4.7 million from $4.0 million for the three months ended March 31, 2017 to $0.8 million of cash used in operating activities for the three months ended March 31, 2018, primarily due to reductions in accounts payable and accrued expenses.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $1.5 million to $5.9 million for the three months ended March 31, 2018 from $7.4 million for the same period in 2017, primarily due to payments made for acquisitions of $1.8 million in the first quarter of 2017.
Cash Flows from Financing Activities
Net cash used in financing activities increased $2.1 million to $9.5 million for the three months ended March 31, 2018, as compared to $7.5 million for the same period in 2017. This change was driven by a $2.8 million increase in the excess cash flow payment on our outstanding Term Loan made in the first quarter of 2018, as compared to the same period in 2017. In addition, we paid $0.4 million of deferred financing fees in the three months ended March 31, 2017 in connection with the amendment to our Senior Secured Credit Facility agreement that reduced the applicable interest rate on our Term Loan.
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
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points, bringing the interest rate to LIBOR plus 3.00% from LIBOR plus 3.25%. The LIBOR floor of 1.00% remained unchanged. All other terms of the Senior Secured Credit Facility agreement remain substantially unchanged. As of March 31, 2018, LIBOR increased to 1.88% bringing the interest rate to 4.88%. The Company paid $0.4 million of deferred financing costs in connection with this repricing. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points.
The Company made an excess cash flow payment on its outstanding Term Loan of $6.7 and $9.5 million in the first quarter of 2017 and 2018, respectively.
As of March 31, 2018, the Company had $282.3 million of Term Loan borrowings, and no outstanding borrowings under the Revolver. As of March 31, 2018, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.
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
We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K reflects our more significant judgments and estimates used in the preparation of the consolidated financial statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.
Recent Accounting Standards
For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2 of the Notes to Unaudited Consolidated Financial Statements included under Item 1.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion should be read together with our unaudited consolidated financial statements and related notes to unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, as well as those discussed within our audited consolidated financial statements and related notes to audited consolidated financial statements included in our 2017 Annual Report on Form 10-K.
Interest Rate Risk
As of March 31, 2018, we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing 2023 Notes.
As of March 31, 2018, we were subject to market risk from exposure to changes in interest rates on borrowings under our Senior Secured Credit Facility, specifically the impact of LIBOR interest rates on our variable rate borrowings. Based upon our March 31, 2018 outstanding term loan borrowings of $282.3 million under the Senior Secured Credit Facility, an increase in the LIBOR interest rate of 1% would result in an increase in our annual interest expense of approximately $2.8 million. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.
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

Our management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
Beginning January 1, 2018, we implemented ASU 2014-09, Revenue from Contracts with Customers (Topic 606). There were no significant changes made to our accounting policies and procedures as a result of the implementation. Internal control changes necessary to implement the standard have been evaluated and implemented where applicable.

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
Item 1A. Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in our 2017 Annual Report on Form 10-K for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit	Description
10.1*	Letter Agreement between Townsquare Media, Inc. and Bill Wilson, dated April 27, 2018

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as an exhibit to our Current Report on Form 8-K filed on May 3, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer
Date: May 8, 2018