Form 10-Q
period 2018-06-30
Townsquare Media, Inc.
filed 2018-08-08
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

As of August 7, 2018, the registrant had 18,896,501 outstanding shares of common stock consisting of: (i)14,248,526 shares of Class A common stock, par value $0.01 per share; (ii) 3,011,634 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	December 31, 2017	June 30, 2018
ASSETS
Current assets:
Cash	$61,205	$62,444
Accounts receivable, net of allowance of $1,079 and $1,735, respectively	61,558	67,122
Prepaid expenses and other current assets	7,540	10,670
Current assets held for sale	879	—
Current assets of discontinued operations	7,222	256
Total current assets	138,404	140,492
Property and equipment, net	104,030	107,892
Intangible assets, net	495,501	494,723
Goodwill	241,888	241,888
Investments	8,092	11,292
Other assets	8,965	11,258
Long-term assets of discontinued operations	59,478	—
Total assets	$1,056,358	$1,007,545
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,442	$19,478
Current portion of long-term debt	9,524	5
Deferred revenue	17,281	12,248
Accrued expenses and other current liabilities	24,919	25,472
Accrued interest	5,699	4,631
Current liabilities of discontinued operations	2,440	3,038
Total current liabilities	73,305	64,872
Long-term debt, less current portion (net of deferred finance costs of $6,803 and $5,948, respectively)	555,618	556,470
Deferred tax liability	26,283	26,887
Other long-term liabilities	9,390	8,975
Long-term liabilities of discontinued operations	10,682	—
Total liabilities	675,278	657,204
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 13,819,639 and 14,248,526 shares issued and outstanding, respectively	138	138
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 and 3,011,634 shares issued and outstanding, respectively	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	185	185
Additional paid-in capital	367,041	363,817
Retained earnings (deficit)	13,265	(14,158)
Accumulated other comprehensive loss	(532)	—
Non-controlling interest	1,121	497
Total stockholders’ equity	381,080	350,341
Total liabilities and stockholders’ equity	$1,056,358	$1,007,545
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018

Net revenue	$117,303	$119,577	$202,232	$207,568

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	83,186	84,434	148,167	149,790
Depreciation and amortization	5,158	4,628	9,946	9,229
Corporate expenses	6,635	7,290	11,984	12,939
Stock-based compensation	175	246	356	436
Transaction costs	189	677	389	837
Net loss (gain) on sale and retirement of assets	716	(76)	715	(398)
Total operating costs and expenses	96,059	97,199	171,557	172,833
Operating income	21,244	22,378	30,675	34,735
Other expense:
Interest expense, net	7,990	8,532	16,243	16,960
Other expense, net	40	48	75	80
Income from continuing operations before income taxes	13,214	13,798	14,357	17,695
Provision from income taxes	5,414	3,723	5,906	4,818
Net income from continuing operations	7,800	10,075	8,451	12,877
Net loss from discontinued operations, net of income taxes	(2,237)	(8,441)	(5,895)	(37,833)
Net income (loss)	$5,563	$1,634	$2,556	$(24,956)

Net income (loss) attributable to:
Controlling interests	$5,137	$1,335	$2,106	$(25,510)
Non-controlling interests	426	299	450	554

Basic income (loss) per share:
Continuing operations	$0.42	$0.54	$0.46	$0.69
Discontinued operations	$(0.12)	$(0.45)	$(0.32)	$(2.04)

Diluted income (loss) per share:
Continuing operations	$0.27	$0.36	$0.30	$0.47
Discontinued operations	$(0.08)	$(0.31)	$(0.21)	$(1.37)

Weighted average shares outstanding:
Basic	18,470	18,633	18,450	18,563
Diluted	28,445	27,611	28,498	27,541

Cash dividend declared per share	$—	$0.075	$—	$0.150
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in Thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018

Net income (loss)	$5,563	$1,634	$2,556	$(24,956)
Other comprehensive income (loss):
Foreign currency translation adjustments	57	658	114	532
Total comprehensive income (loss)	5,620	2,292	2,670	(24,424)
Less: Comprehensive income attributable to noncontrolling interest	426	299	450	554
Comprehensive income (loss) attributable to controlling interest	$5,194	$1,993	$2,220	$(24,978)
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance at January 1, 2018, as previously reported	13,819,639	3,022,484	1,636,341	8,977,676	$185	$367,041	$13,265	$(532)	$1,121	$381,080
Impact of change in accounting policy*	—	—	—	—	—	—	2,271	—	—	2,271
Adjusted balance at January 1, 2018	13,819,639	3,022,484	1,636,341	8,977,676	185	367,041	15,536	(532)	1,121	383,351
Net (loss) income	—	—	—	—	—	—	(25,510)	—	554	(24,956)
Dividends declared	—	—	—	—	—	—	(4,184)	—	—	(4,184)
Acquisition of non-controlling interests	—	—	—	—	—	(3,671)	—	—	(645)	(4,316)
Conversion of common shares	10,850	(10,850)
Proceeds from sale of minority interest in subsidiary	—	—	—	—	—	—	—	—	—	—
Stock options exercised	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	447	—	—	—	447
Issuance of restricted stock	418,037	—	—	—	—	—	—	—	—	—
Disposal of subsidiary	—	—	—	—	—	—	—	656	(19)	637
Foreign currency exchange	—	—	—	—	—	—	—	(124)	—	(124)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(514)	(514)
Balance at June 30, 2018	14,248,526	3,011,634	1,636,341	8,977,676	$185	$363,817	$(14,158)	$—	$497	$350,341
* See Note 2
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2018
Cash flows from operating activities:
Net income (loss)	$2,556	$(24,956)
Loss from discontinued operations	(5,895)	(37,833)
Income from continuing operations	8,451	12,877
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	9,946	9,229
Amortization of deferred financing costs	851	761
Deferred income tax benefit	5,906	4,818
Provision for doubtful accounts	1,112	1,518
Stock-based compensation expense	356	436
Trade activity, net	(5,009)	(7,341)
Non-cash interest expense	—	(10)
Write-off of deferred financing costs	83	97
Net loss (gain) on sale and retirements of assets	715	(398)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,905)	(3,845)
Prepaid expenses and other assets	(2,294)	(2,891)
Accounts payable	(2,658)	2,244
Accrued expenses	1,484	(6,600)
Accrued interest	(5)	(1,037)
Other long-term liabilities	(416)	(416)
Net cash provided by operating activities - continuing operations	12,617	9,442
Net cash used in operating activities - discontinued operations	(11,190)	(8,208)
Net cash provided by operating activities	1,427	1,234
Cash flows from investing activities:
Purchase of property and equipment	(8,415)	(8,760)
Payments for acquisitions, net of cash received	(2,157)	(3,724)
Acquisition of intangibles	(150)	—
Proceeds from sale of assets	172	1,923
Net cash used in investing activities - continuing operations	(10,550)	(10,561)
Net cash (used in) provided by investing activities - discontinued operations	(3,919)	22,592
Net cash (used in) provided by investing activities	(14,469)	12,031
Cash flows from financing activities:
Repayment of long-term debt	(6,662)	(9,519)
Dividend payments	—	(2,061)
Deferred financing costs	(432)	(2)
Proceeds from exercise of employee stock options	346	—
Cash distributions to non-controlling interests	(49)	(514)
Repayments of capitalized obligations	(88)	(3)
Net cash used in financing activities - continuing operations	(6,885)	(12,099)
Net cash used in financing activities - discontinued operations	(563)	(19)
Net cash used in financing activities	(7,448)	(12,118)
Net effect of foreign currency exchange rate changes from discontinued operations	22	92
Net (decrease) increase in cash and restricted cash	(20,468)	1,239
Cash and restricted cash:
Beginning of period	51,540	61,205
End of period	$31,072	$62,444
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2018
Supplemental Disclosure of Cash Flow Information from continuing operations:
Cash payments:
Interest	$15,314	$17,176
Income taxes	552	1,449

Supplemental Disclosure of Non-cash Activities:
Dividends declared during the period	$—	$2,123
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of the Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States.  Our assets include 320 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 13,650 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), and approximately 200 live events with over one million attendees each year. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic regional and national events such as the Taste of Country Music Festival, WE Fest, Country Jam, the Boise Music Festival, the Red Direct BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.
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
Impairment of Long Lived and Intangible Assets

We evaluate the recoverability of the carrying amount of long lived and intangible assets, which include property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Our review for impairment of these long lived and intangible assets takes into account estimates of future undiscounted cash flows and the fair market value based on market indicators. An impairment loss is recognized if the future undiscounted cash flows associated with the assets or the fair market value of the assets are less than their carrying value. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair market values. During the three and six months ended June 30, 2018, the Company determined that the carrying value of certain long lived and intangible assets exceeded their fair market value and an impairment charge of $38.0 million was recorded and subsequently reclassed as part of net loss from discontinued operations.
Discontinued Operations
The Company previously identified two operating segments - Local Marketing Solutions and Entertainment. During the course of 2018, two changes have occurred which affect not only the quantitative factors for determining reportable segments, but also the way in which the Chief Operating Decision Makers (“CODM(s)”) view and manage the business. The North American Midway Entertainment (“NAME”) business, which represented approximately $92.2 million of revenue and $7.3 million of operating income in 2017, was sold in May of 2018, and Mountain Jam, a multi-day music festival, representing $3.8 million of revenue and negligible operating income in 2017, was discontinued. Both were reclassified as discontinued operations for the three and six months ended June 30, 2018 and 2017. In addition, amounts related to NAME and Mountain Jam have been reclassified as discontinued operations within the December 31, 2017 consolidated balance sheet.

Following these events and without the significant net revenue contribution of NAME, the Company has been reoriented and streamlined from a Local Marketing Solutions and Entertainment products and services company to a consolidated and fully integrated local marketing company. We now view our sole product as marketing solutions (including promotion, advertising, and marketing services) geared to local communities and customers in and around our markets (or markets of similar size and/or constitution). As such, the CODM(s) and management have adjusted the information used to evaluate performance and allocate resources to be based solely on net revenue and operating income, which spans across geographic regions predominately within the United States.
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
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet, after consideration of discontinued operations, for the adoption of Topic 606 were as follows (in thousands):

	As Reported December 31, 2017	Adjustment due to ASC 606	Balance at January 1, 2018

Assets
Prepaid expenses and other current assets	$7,540	$2,271	$9,811
Total Current Assets	138,404	2,271	140,675
Total Assets	$1,056,358	$2,271	$1,058,629

Total Liabilities	$675,278	$—	$675,278

Equity
Retained earnings	$13,265	$2,271	$15,536
Total stockholders' equity	381,080	2,271	383,351
Total liabilities and stockholders' equity	$1,056,358	$2,271	$1,058,629

As a part of Topic 606 adoption, we reclassified costs associated with sales commissions related to obtaining certain customer contracts. In accordance with the new revenue standard's requirements, for the six months ended June 30, 2018, the impact of adoption of Topic 606 on our consolidated financial statements was a decrease to operating expenses and an increase to net income of approximately $0.3 million as a result of amortizing deferred commissions under ASC 606.
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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The standard became effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this new guidance did not have a material impact on our consolidated financial statements.
Note 3. Revenue Recognition
The following tables disaggregate our revenues into the following categories; Advertising, which includes broadcast and local digital advertising products, Live Events and our digital marketing solutions business under the brand name Townsquare Interactive (in thousands):

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Advertising	Live Events	Townsquare Interactive	Total	Advertising	Live Events	Townsquare Interactive	Total

Net Revenue (ex Political)	$84,985	$21,586	$11,685	$118,256	$155,827	$27,240	$22,480	$205,547
Political	1,321	—	—	1,321	2,021	—	—	2,021
Net Revenue	$86,306	$21,586	$11,685	$119,577	$157,848	$27,240	$22,480	$207,568

	Three Months Ended June 30, 2017				Six Months Ended June 30, 2017
	Advertising	Live Events	Townsquare Interactive	Total	Advertising	Live Events	Townsquare Interactive	Total

Net Revenue (ex Political)	$82,805	$23,956	$9,958	$116,719	$151,564	$30,361	$19,274	$201,199
Political	584	—	—	584	1,033	—	—	1,033
Net Revenue	$83,389	$23,956	$9,958	$117,303	$152,597	$30,361	$19,274	$202,232
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
The primary sources of net revenue are the sale of advertising on our radio stations, owned and operated websites, radio stations’ online streams, and mobile applications. We offer precision customer targeting solutions to advertisers through Townsquare Ignite, our digital programmatic advertising platform. We also offer digital marketing solutions under the brand name Townsquare Interactive, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. In addition, we offer a diverse range of live events which we create, promote, and produce. This includes festivals, concerts, expositions and other experiential events within and beyond our markets. Our live events also generate substantial net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services.
Political net revenue includes the sale of advertising on our owned and operated radio stations from contracts with political advertisers.  Contracted performance obligations under political contracts consist of the broadcast of advertisements across our locally owned and operated radio stations. Management views political revenue separately because political is episodic based on the election cycle and local issues calendars.
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
Our advertising contracts are short-term (less than one year) and payment terms are generally net 30-60 days for traditional customer contracts and net 60-90 days for national agency customer contracts. Our billing practice is to invoice customers on a monthly basis for services delivered to date (representing the right to invoice). Our contractual arrangements do not include rights of return and do not include any significant judgments by nature of the products and services.
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
Live events net revenue is recognized as events are conducted and our contractual performance obligations are satisfied. Our live events include single day and multi-day events, generally ranging from one day to four days in duration. We measure progress towards the satisfaction of contractual performance obligations on a daily basis, measured by the successful delivery of the event and honoring customer admissions and vendor event commitments. Live event ticket purchase prices are due at the point of purchase and are nonrefundable. Live event tickets are often sold in advance of the events; in the case of advanced ticket sales, we defer the recognition of consideration received until we satisfy the future performance obligation. Live event contractual arrangements do not include any variable consideration, financing components, or significant judgments.
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
No impairment losses have arisen from any contracts with customers during the three or six months ended June 30, 2018.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	At Adoption January 1, 2018	June 30, 2018
Receivables	$61,558	$67,122

Short-term contract liabilities (deferred revenue)	$17,281	$12,248

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days. The term between invoicing and when payment is due is not significant. The Company had no material bad debt expense recorded during the three months or six months ended June 30, 2018.
We record contract liabilities when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance related to event ticket sales for events scheduled to take place over the course of the current year and digital subscriptions in which payment is received in advance of the service month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. The decrease in the contract liabilities balance that was included in the deferred revenue balance at January 1, 2018 is primarily driven by $7.2 million and $12.6 million of recognized revenue for the three and six months ended June 30, 2018, offset by cash payments received or due in advance of satisfying our performance obligations. No significant changes in the time-frame of the satisfaction of contract liabilities have occurred during the six months ended June 30, 2018.
In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed (previously such costs were expensed as incurred). Our capitalized contract acquisition costs include amounts related to sales commissions paid for contract acquisition costs related to signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense consistent with how the related revenue is recognized over the duration of the contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. For contracts with a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs when incurred. As of January 1, 2018, we had a balance of $2.3 million in deferred costs and have recognized $0.5 million and $1.1 million for the three and six months ended June 30, 2018. No impairment losses have been recognized or changes made to the time-frame for performance of the obligations related to deferred contract assets during the three and six months ended June 30, 2018.
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

Note 4. Interim Financial Data
The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2017 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three and six months ended June 30, 2018 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2018. The Consolidated Balance Sheet as of December 31, 2017 is derived from the audited financial statements at that date, adjusted for the impact of certain businesses that were discontinued in 2018.
Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters will generally produce the highest net revenue for the year. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. In addition to advertising revenue seasonality, our live events net revenue exhibits seasonality resulting in the second quarter being the highest revenue period. The most significant driver of seasonality in live events net revenue is our multi-day music festivals which are predominately in the second and third quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.
In the media industry, companies, including ours, sometimes utilize barter agreements that exchange advertising time for goods or services such as travel, lodging or assets, instead of cash. Barter revenue was $6.8 million and $7.5 million and barter expense was $3.9 million and $4.0 million for the three months ended June 30, 2017 and 2018, respectively. Barter revenue was $11.6 million and $14.7 million and barter expense was $6.6 million and $7.4 million for the six months ended June 30, 2017 and 2018, respectively.
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
On May 17, 2018, the Company entered into a Marketing Service Agreement whereby the Company will provide certain marketing services across our digital and live events platforms. As part of the consideration for our marketing services, the Company was provided preferred stock with an aggregate value of $3.2 million.  The  investment represents  a  minority  ownership  position  and  is  accounted  for  under  the  cost  method  of  accounting  and  is recorded  as  an  investment  on  the  Company's Consolidated Balance Sheet as of June 30, 2018.

Note 6. Property and Equipment
Property and equipment consisted of the following:

(in thousands)	December 31, 2017	June 30, 2018
Land and improvements	$20,870	$20,975
Buildings and leasehold improvements	40,567	41,369
Broadcast equipment	74,851	77,746
Computer and office equipment	13,198	13,951
Furniture and fixtures	13,894	15,624
Transportation equipment	13,509	15,100
Software development costs	15,943	18,704
Total property and equipment, gross	192,832	203,469
Less accumulated depreciation and amortization	(88,802)	(95,577)
Total property and equipment, net	$104,030	$107,892

Depreciation and amortization expense for property and equipment was $4.6 million and $4.3 million for the three months ended June 30, 2017 and 2018, respectively and $8.8 million and $8.5 million for the six months ended June 30, 2017 and 2018, respectively.
The Company recorded an impairment charge of $25.6 million during the three months ended March 31, 2018 as the Company determined that the carrying value of certain property and equipment assets exceeded their fair market value based on market indicators. This impairment charge has been reclassed as part of net loss from discontinued operations in our Consolidated Statement of Operations for the six months ended June 30, 2018.
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
With the exception of a reclassification as a result of discontinued operations, there were no changes to the carrying value of goodwill for the three and six months ended June 30, 2018. Goodwill was $241.9 million at June 30, 2018.

Intangible assets consist of the following:

(in thousands)	Estimated Useful Life	December 31, 2017	June 30, 2018
Intangible Assets:
FCC licenses	Indefinite	$484,535	$484,535
Customer and advertising relationships	10 years	14,317	14,317
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademarks	15 years	8,675	8,675
Other intangibles	3 years	1,141	1,141
Total		511,115	511,115
Less: Accumulated amortization		(15,614)	(16,392)
Net amount		$495,501	$494,723

Amortization expense for definite-lived intangible assets was $0.6 million and $0.4 million for the three months ended June 30, 2017 and 2018, respectively and $1.2 million and $0.8 million for the six months ended June 30, 2017 and 2018, respectively.
The Company recorded an impairment charge of $12.4 million during the three months ended March 31, 2018 as the Company determined that the carrying value of certain intangible assets exceeded their fair market value based on market indicators. This impairment charge has been reclassed as part of net loss from discontinued operations in our Consolidated Statement of Operations for the six months ended June 30, 2018.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2018 is as follows (in thousands):

2018 (remainder)	$657
2019	1,313
2020	1,265
2021	1,256
2022	1,253
Thereafter	4,444
$10,188

Note 8. Long-Term Debt
Total debt outstanding is summarized as follows:

(in thousands)	December 31, 2017	June 30, 2018
2023 Notes	$280,079	$280,079
Term Loans	291,851	282,332
Capitalized obligations	15	12
Debt before deferred financing costs	571,945	562,423
Deferred financing costs	(6,803)	(5,948)
Total debt	565,142	556,475
Less: current portion of long-term debt	(9,524)	(5)
Total long-term debt	$555,618	$556,470

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
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points. The LIBOR floor of 1.00% remained unchanged. All other terms of the Senior Secured Credit Facility agreement remained substantially unchanged. The Company capitalized $0.4 million of deferred financing costs in connection with this repricing. As of June 30, 2018, the interest rate on the Term Loans was 5.09%. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of June 30, 2018, the Company had no outstanding borrowings under the Revolver.
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
The Term Loans mature on April 1, 2022, and the Revolver matures on April 1, 2020. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess cash flow as defined in the credit agreement (both subject to certain reductions).  At December 31, 2017, we were required to make an excess cash flow payment on the outstanding Term Loans of $9.5 million which was subsequently paid on March 20, 2018. The Company recognized an expense of $0.1 million on the accelerated depreciation of unamortized deferred financing costs in connection with this prepayment in the first quarter of 2018. Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries.
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
The Company is in compliance with its covenants under the 2023 Notes and Senior Secured Credit Facility as of June 30, 2018.
As of June 30, 2018, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $255.6 million and $282.0 million, respectively.

Annual maturities of the Company's long-term debt as of June 30, 2018 are as follows (in thousands):

2018 (remainder)	$3
2019	5
2020	5
2021	—
2022	282,332
Thereafter	280,079
$562,424

Note 9. Stockholders' Equity
The table below presents a summary, as of June 30, 2018, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	14,248,526	One vote per share.
Class B common stock	$0.01	50,000,000	3,011,634	10 votes per share.[2]
Class C common stock	$0.01	50,000,000	1,636,341	No votes.[2]
Warrants			8,977,676	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $898.[3]
Total		400,000,000	27,874,177
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

The foregoing share totals include 418,037 shares of restricted Class A common stock, subject to vesting terms, but exclude 4,600,049 of Class A common stock and 5,111,236 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $6.31 and $10.62 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.
The Company's common stock is not entitled to preemptive or other similar subscription rights to purchase any of our securities. Unless the Company's Board of Directors determines otherwise, we will issue all of our capital stock in uncertificated form.
On March 12, 2018 the Board of Directors approved its first quarterly dividend of $0.075 per share. The $2.1 million dividend was paid to holders of record as of April 2, 2018 on May 15, 2018. On May 7, 2018, the Board of Directors approved its second quarterly dividend of $0.075 per share. The $2.1 million dividend will be paid to holders of record as of June 28, 2018 on August 15, 2018.

Stock-based Compensation
The Company's 2014 Omnibus Incentive Plan (the "2014 Incentive Plan") provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of June 30, 2018, 1,827,600 shares were available for grant.
Options granted prior to 2016 vested immediately. Options granted beginning in 2016 generally vest 50% after three years and 50% after four years, with the exception of approximately 1.2 million options issued in 2018 that vest 25% each year over four years. The options have an exercise price of between $6.31 and $10.62 per share. The expected term of each option grant was calculated using the simplified method, defined as the midpoint between the vesting period and the contractual term of each award. The expected volatility was based on market conditions of the Company and comparable companies. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically had not paid dividends and therefore did not utilize a dividend yield in the calculations, however, beginning with grants made in 2018, we have used an annual dividend of $0.30 per share in our calculations.
The following table summarizes stock option activity for the six months ended June 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	8,544,225	$9.50	6.11	$—
Granted	1,342,000	6.38
Exercised	—	—
Forfeited	(174,940)	9.36
Outstanding at June 30, 2018	9,711,285	$9.07	6.13	$203,200

Stock-based compensation expense was $0.2 million and $0.3 million for the three months ended June 30, 2017 and 2018, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2017 and 2018, respectively. As of June 30, 2018, total unrecognized stock-based compensation expense is $7.2 million, including $2.6 million related to restricted stock awards, to be recognized over four or five years.
On May 31, 2018, the Company issued 400,000 shares of restricted stock under the 2014 incentive plan, none of which were vested as of June 30, 2018. At June 30, 2018, there were 418,037 restricted stock shares outstanding with a weighted average grant date fair value per share of $6.38. The fair value of the restricted stock shares is equal to the closing share price on the date of grant. Of the total restricted stock shares outstanding, 400,000 vest 25% each year over four years and the remainder have a five-year vesting term. The Company has aggregate restricted stock share commitments of $0.1 million through 2021.
Note 10. Income Taxes
The provision for income taxes includes effects from the Tax Cuts and Jobs Act (“TCJA”) for changes that became effective January 1, 2018. We have incorporated provisional estimates for these new TCJA provisions as part of our forecasted annual effective tax rate.  For the period ended June 30, 2018, we have not recorded any adjusted tax impacts with respect to provisional amounts previously recorded at December 31, 2017 for deferred tax balances and the one-time transition tax. We are still refining our calculations and interpreting recent guidance on both the federal and state level which could change these provisional tax amounts. No material changes are anticipated.

The Company's effective tax rate for the six months ended June 30, 2017 and 2018 was approximately 41.2% and 27.2%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the six months ended June 30, 2018 primarily relates to certain non-deductible items under the TCJA provisions and state, local and foreign income taxes.
Note 11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2017	June 30, 2018
Accrued compensation and benefits	$10,629	$6,594
Accrued professional fees	1,057	869
Accrued commissions	2,010	2,324
Accrued taxes	2,039	2,356
Accrued music and FCC licensing	251	2,003
Accrued publisher fees	2,752	2,652
Accrued national representation fees	947	875
Due to sellers, business combinations	291	3
Deferred rent	1,951	1,923
Dividends payable	—	2,123
Accrued other	2,992	3,750
	$24,919	$25,472

Note 12. Lease and Other Commitments
Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $4.8 million and $4.3 million for the three months ended June 30, 2017 and 2018, respectively and approximately $8.7 million and $8.0 million for the six months ended June 30, 2017 and 2018, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.
At June 30, 2018, the total minimum annual rental commitments under non-cancelable operating leases are as follows (in thousands):

2018 (remainder)	$4,980
2019	9,236
2020	7,056
2021	5,400
2022	4,401
Thereafter	14,422
Total minimum payments	$45,495

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of June 30, 2018 is approximately $20.7 million and is expected to be paid in accordance with the agreements through September 2021. In addition, the Company has aggregate commitments of $2.3 million for other broadcasting services through December 2019 and aggregate commitments of $11.5 million for a business management platform through 2023.

Note 13. Discontinued Operations

During the fourth quarter of 2017, management undertook a corporate strategic review of the Company’s operations and concluded the Company should exit certain live events businesses. These businesses are classified as discontinued operations as they represent separate lines of business and the discontinuation thereof represents a strategic shift towards core business offerings. During the fourth quarter of 2017, management determined that following the completion of contractually committed 2017 events, the live event verticals, Premium Music and Holiday, would be discontinued.
On May 24, 2018, the  Company,  through  its  subsidiary,  Townsquare  Live  Events,  LLC,  sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly owned subsidiary NAME to North American Fairs, LLC for total cash consideration of $23.5 million. In addition, Townsquare will have the right to receive 15% of any sales proceeds if NAME is sold in whole or in part within the next ten years. We have historically considered NAME the primary business of our Entertainment reportable segment, consistent with the manner in which the CODM(s) view the business. As the divestiture of the NAME business represents a strategic shift that will have a major effect on the Company’s operations and financial results, NAME's assets, liabilities and financial results are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. We recognized a loss on the sale of NAME of approximately $1.9 million within net loss from discontinued operations and our Entertainment reportable segment will no longer be presented as part of our segment reporting.
On June 29, 2018, the Company entered into an Agreement of Purchase and Sale to transfer it's 70% controlling interest in Mountain Jam, LLC ("Mountain Jam") to Chet-5 Festivals, LLC ("Chet-5"), and to acquire the 30% minority interest in Taste of Country Productions LLC from Chet-5. The purchase and sale included a payment of $1.3 million from the Company to Chet-5. The Company recognized a gain on the sale of Mountain Jam of approximately $1.2 million within net loss from discontinued operations.
The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets:

(in thousands)	December 31, 2017	June 30, 2018
Cash and cash equivalents	$4,090	$228
Accounts receivable	183	18
Prepaid expenses and other current assets	3,828	10
Current assets of discontinued operations	8,101	256
Property and Equipment, net	42,962	—
Intangible assets, net	14,053	—
Other non-current assets	2,463	—
Long term assets of discontinued operations	59,478	—
Accounts payable	1,116	—
Accrued expenses and other current liabilities	1,324	3,038
Current liabilities of discontinued operations	2,440	3,038
Other long-term liabilities	10,682	—
Long term liabilities of discontinued operations	10,682	—
Net assets	$54,457	$(2,782)

The following table shows the components of operations that are related to discontinued operations in the Company's Consolidated Statement of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018

Net revenue	$23,360	$9,666	$26,848	$15,901

Discontinued operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	25,538	15,856	33,568	27,565
Depreciation and amortization	1,677	437	3,279	2,176
Stock-based compensation	8	4	15	11
Impairment of long lived and intangible assets	—	—	—	37,972
Net loss on sale and retirement of assets	—	423	—	423
Discontinued operating loss	(3,863)	(7,054)	(10,014)	(52,246)
Other expense:
Interest expense, net	—	—	—	(1)
Other expense, net	(23)	12	(26)	24
Loss from discontinued operations before income taxes	(3,840)	(7,066)	(9,988)	(52,269)
Benefit from income taxes	(1,603)	1,375	(4,093)	(14,436)
Net loss from discontinued operations	$(2,237)	$(8,441)	$(5,895)	$(37,833)

Note 14. Net Income (Loss) Per Common Share
The following table sets forth the computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2017 and 2018.

(in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018

Numerator:
Net income (loss) from continuing operations	7,800	10,075	8,451	12,877
Net (loss) income from discontinued operations, net of income taxes	(2,237)	(8,441)	(5,895)	(37,833)
Net income (loss)	$5,563	$1,634	$2,556	$(24,956)

Denominator:
Weighted average shares of common stock outstanding	18,470	18,633	18,450	18,563
Effect of dilutive common stock equivalents	9,975	8,978	10,048	8,978
Weighted average diluted common shares outstanding	28,445	27,611	28,498	27,541

Basic income (loss) per share:
Continuing operations	$0.42	$0.54	$0.46	$0.69
Discontinued operations	(0.12)	(0.45)	(0.32)	(2.04)

Diluted income per share:
Continuing operations	$0.27	$0.36	$0.30	$0.47
Discontinued operations	(0.08)	(0.31)	(0.21)	$(1.37)

Note 15. Subsequent Events
Dividend
On August 7, 2018 the Board of Directors approved a dividend of $0.075 per share. The dividend will be paid to holders of record as of September 27, 2018. The estimated $2.1 million dividend will be paid on November 15, 2018.
Option Exchange
On July 18, 2018, the Company commenced an offer to eligible executive officers, employees and directors to exchange certain outstanding eligible options to purchase shares of our common stock for new options covering a lesser number of shares of our common stock exercisable at a lower price. The exchange offer is expected to result in the grant of replacement options with a fair value, for accounting purposes, that is approximately equal to the fair value of the eligible options that are surrendered in the exchange offer.
The exchange offer is not a one-for-one exchange, which means eligible individuals will not receive one replacement option for every eligible option surrendered in the exchange offer. The number of replacement options to be granted in exchange for each eligible option surrendered depends on the grant date and exercise price of the surrendered option. The exchange offer is expected to expire on August 16, 2018.
Acquisitions
On March 21, 2018, the Company entered into an asset purchase agreement to acquire three radio stations in Princeton, NJ from Connoisseur Media, LLC for $17.3 million. The acquired assets included WPST-FM, WNJE-AM and WCHR-AM. The acquisition closed on July 2, 2018 and the consideration was paid with cash on hand.

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
Discontinued Operations
On May 24, 2018, the  Company,  through  a  subsidiary  of  Townsquare  Live  Events,  LLC,  sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly owned subsidiary NAME ("NAME") to North American Fairs. LLC for $23.5 million. In addition, on June 29, 2018, the Company entered into an Agreement of Purchase and Sale to transfer it's 70% controlling interest in Mountain Jam, LLC ("Mountain Jam") to Chet-5 Festivals ("Chet-5"), LLC and to acquire the 30% minority interest in Taste of Country Productions LLC from Chet-5. Refer to Note 13 in the accompanying Consolidated Financial Statements for additional information.
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
Townsquare owns and operates 320 radio stations and over 330 local websites serving 67 small and mid-sized markets, a digital marketing solutions company, a digital programmatic advertising platform and an e-commerce offering. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, Townsquare owns and operates a diverse range of live events which we create, promote and produce. This includes festivals, concerts, expositions and other experiential events within and beyond our markets.
Our primary sources of net revenue are the sale of advertising on our radio stations, owned and operated websites, radio stations’ online streams and mobile applications. Our sales of advertisements are primarily affected by the demand for advertising from local, regional and national advertisers and the advertising rates we charge. Advertising demand and rates are based primarily on our ability to attract audiences to our various products in the demographic groups targeted by advertisers, as measured principally by various services on a periodic basis. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations and websites helps to insulate our radio stations and websites from the effects of changes in musical tastes of the public with respect to any particular format. We believe that the sale of our online and mobile advertisements, which currently have rates per advertisement that are less than those of terrestrial radio advertisements, has not negatively impacted our terrestrial radio advertising net revenue. Should a significant and sudden shift in demand for these products toward online and mobile occur, there could be a material adverse impact on our financial condition and results of operations if we are unable to increase rates accordingly. However, we believe that as a result of our strong brands and quality online and mobile offerings we are well positioned to increase rates as demand increases for these products.
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

We also offer digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our digital marketing solutions, offered under the brand name Townsquare Interactive, include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation management and social media management.
Our primary source of live events net revenue is ticket sales Our live events also generate substantial net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Live event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our net revenue. In certain cases, we mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather.
We strive to maximize our net revenue by managing our advertising inventory and adjusting prices based on supply and demand and by broadening our base of advertisers and subscribers. Our selling and pricing activity is based on demand for our advertising inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory levels. The optimal number of advertisements available for sale depends on the platform and in the case of our radio stations, their online streams, mobile applications and the programming format of a particular radio station. Each of our advertising products has a general target level of available inventory. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our platforms, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group.
Our advertising contracts are generally short-term. In the media industry, companies, including ours, sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash.
Our most significant expenses are sales, programming, digital, marketing and promotional, engineering, and general and administrative expenses. We strive to control these expenses by closely monitoring and managing each of our local markets and through efficiencies gained from the centralization of finance, accounting, legal and human resources functions and management information systems. We also use our scale and diversified geographic portfolio to negotiate favorable rates with vendors where feasible.
A portion of our expenses are variable. These variable expenses primarily relate to sales costs, such as commissions, as well as certain programming costs, such as music license fees and certain costs related to production. Marketing and promotions expenses are discretionary and are primarily incurred in an effort to maintain and/or increase our audience share. Other programming, digital, engineering and general and administrative expenses are primarily fixed costs.
Seasonality
Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters will generally produce the highest net revenue for the year. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. In addition to advertising revenue seasonality, our live events net revenue exhibits seasonality resulting in the second quarter being the highest revenue period. The most significant driver of seasonality in live events net revenue is our multi-day music festivals which are predominately in the second and third quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.
Macroeconomic Indicators
Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of July 27, 2018, U.S. GDP grew at an annual rate of 4.1% in the second quarter of 2018.
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
Executive Summary
The key developments in our business for the three months ended June 30, 2018, as compared to the same period in 2017 are summarized below:

•	Net revenue for the three months ended June 30, 2018 increased $2.3 million, or 1.9%.

•	Excluding political revenue, net revenue for the three months ended June 30, 2018 increased $1.5 million, or 1.3%.
The key developments in our business for the six months ended June 30, 2018, as compared to the same period in 2017 are summarized below:

•	Net revenue for the six months ended June 30, 2018 increased $5.3 million, or 2.6%.

•	Excluding political revenue, net revenue for the six months ended June 30, 2018 increased $4.3 million, or 2.2%.

Consolidated Results of Operations
Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2018
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended June 30,
Statement of Operations Data:	2017	2018	$ Change	% Change
Net revenue	$117,303	$119,577	$2,274	1.9%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	83,186	84,434	1,248	1.5%
Depreciation and amortization	5,158	4,628	(530)	(10.3)%
Corporate expenses	6,635	7,290	655	9.9%
Stock-based compensation	175	246	71	40.6%
Transaction costs	189	677	488	258.2%
Net loss (gain) on sale and retirement of assets	716	(76)	(792)	(110.6)%
Total operating costs and expenses	96,059	97,199	1,140	1.2%
Operating income	21,244	22,378	1,134	5.3%

Other expenses:
Interest expense, net	7,990	8,532	542	6.8%
Other expense, net	40	48	8	20.0%
Income from continuing operations before income taxes	13,214	13,798	584	4.4%
Provision for income taxes	5,414	3,723	(1,691)	(31.2)%
Net income from continuing operations	7,800	10,075	2,275	29.2%
Net loss from discontinued operations, net of income taxes	(2,237)	(8,441)	(6,204)	277.3%
Net income	$5,563	$1,634	$(3,929)	(70.6)%
**Percent change not meaningful.
Net Revenue
Net revenue for the three months ended June 30, 2018 increased by $2.3 million, or 1.9%, as compared to the same period in 2017. The increase was primarily driven by revenue gains in our digital programmatic and digital marketing solutions offerings, and political, partially offset by budgeted declines in our live events business.
Direct Operating Expenses
Direct operating expenses for the three months ended June 30, 2018 increased by $1.2 million, or 1.5%, as compared to the same period in 2017. The increase was primarily driven by investments in headcount related expenses to support the growth of our digital programmatic and digital marketing solutions offerings.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2018 decreased $0.5 million, or 10.3%, as compared to the same period in 2017, primarily as a result of timing of capital expenditure purchases.

Corporate Expenses
Corporate expense for the three months ended June 30, 2018 increased $0.7 million, or 9.9%, as compared to the same period in 2017, primarily as a result increases in headcount expenses mostly resulting from job changes from personnel previously classified as direct operating expenses in 2017.
Stock-based Compensation
Stock-based compensation expense for the three months ended June 30, 2018 increased $0.1 million, or 40.6%, as compared to the same period in 2017, due to new option and restricted stock grants.
Transaction Costs
Transaction costs for the three months ended June 30, 2018 increased $0.5 million, or 258.2%, as compared to the same period in 2017, primarily due to the costs associated with our acquisition of 3 radio stations in Princeton, NJ from Connoisseur Media, LLC.
Net Loss (Gain) on Sale and Retirement of Assets
During the three months ended June 30, 2018 the Company had a $0.1 million gain on the sale and retirement of assets, as compared to a loss of $0.7 million in the same period in 2017. The change primarily relates to insurance proceeds received for damaged assets.
Other Expense
Interest expense, net is the major recurring component of other expense. Interest expense, net increased $0.5 million, or 6.8%, in the three months ended June 30, 2018, as compared to the same period in 2017, primarily due to an increase in LIBOR rates, partially offset by a lower term loan balance.
The following table illustrates the components of our interest expense, net for the periods indicated.

	Three Months Ended June 30,
	2017	2018
(in thousands)
2023 Notes	$4,551	$4,551
Term Loans	3,056	3,605
Capital loans and other	2	3
Loan origination costs	381	379
Interest income	0	(6)
Interest expense, net	$7,990	$8,532
Provision for income taxes
We recognized a provision for income taxes of $3.7 million for the three months ended June 30, 2018. Our effective tax rate for the period was approximately 27.0%. Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the three months ended June 30, 2018 primarily relates to certain non-deductible items under the TCJA provisions and state, local and foreign income taxes.

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2018
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Six Months Ended June 30,
Statement of Operations Data:	2017	2018	$ Change	% Change
Net revenue	$202,232	$207,568	$5,336	2.6%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	148,167	149,790	1,623	1.1%
Depreciation and amortization	9,946	9,229	(717)	(7.2)%
Corporate expenses	11,984	12,939	955	8.0%
Stock-based compensation	356	436	80	22.5%
Transaction costs	389	837	448	115.2%
Net loss (gain) on sale and retirement of assets	715	(398)	(1,113)	(155.7)%
Total operating costs and expenses	171,557	172,833	1,276	0.7%
Operating income	30,675	34,735	4,060	13.2%

Other expenses:
Interest expense, net	16,243	16,960	717	4.4%
Other expense, net	75	80	5	6.7%
Income from continuing operations before income taxes	14,357	17,695	3,338	23.2%
Provision for income taxes	5,906	4,818	(1,088)	(18.4)%
Net income from continuing operations	8,451	12,877	4,426	52.4%
Net loss from discontinued operations, net of income taxes	(5,895)	(37,833)	(31,938)	(541.8)%
Net income (loss)	$2,556	$(24,956)	$(27,512)	(1,076.4)%
**Percent change not meaningful.
Net Revenue
Net revenue for the six months ended June 30, 2018 increased by $5.3 million, or 2.6%, as compared to the same period in 2017. The increase was primarily driven by revenue gains in our digital programmatic and digital marketing solutions offerings, and political, partially offset by budgeted declines in our live events business.
Direct Operating Expenses
Direct operating expenses for the six months ended June 30, 2018 increased by $1.6 million, or 1.1%, as compared to the same period in 2017. The increase was primarily driven by investments in headcount related expenses to support the growth of our digital programmatic and digital marketing solutions offerings.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2018 decreased $0.7 million, or 7.2%, as compared to the same period in 2017, primarily as a result of timing of capital expenditure purchases.
Corporate Expenses
Corporate expense for the six months ended June 30, 2018 increased $1.0 million, or 8.0%, as compared to the same period in 2017, primarily as a result increases in headcount expenses mostly resulting from job changes from personnel previously classified as direct operating expenses in 2017.

Stock-based Compensation
Stock-based compensation expense six months ended June 30, 2018 increased $0.1 million, or 22.5%, as compared to the same period in 2017, due to new option and restricted stock grants.
Transaction Costs
Transaction costs for six months ended June 30, 2018 increased $0.4 million or 115.2% as compared to the same period in 2017, primarily due to the costs associated with our acquisition of 3 radio stations in Trenton, NJ from Connoisseur Media, LLC.
Net Loss (Gain) on Sale and Retirement of Assets
During the six months ended June 30, 2018 the Company had a $0.4 million gain on the sale and retirement of assets, as compared to a loss of $0.7 million in the same period in 2017. The net gain primarily resulted from the sale of certain live events assets that had been categorized as held for sale at December 31, 2017 and insurance proceeds received for damaged assets.
Other Expense
Interest expense, net is the major recurring component of other expense. Interest expense, net increased $0.7 million, or 4.4%, in the six months ended June 30, 2018, as compared to the same period in 2017, primarily due to an increase in LIBOR rates, partially offset by a lower term loan balance.
The following table illustrates the components of our interest expense, net for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2017	2018
2023 Notes	$9,103	$9,103
Term Loans	6,203	7,006
Capital loans and other	4	5
Loan origination costs	934	858
Interest income	(1)	(12)
Interest expense, net	$16,243	$16,960
Provision for income taxes
We recognized a provision for income taxes of $4.8 million for the six months ended June 30, 2018. Our effective tax rate for the period was approximately 27.2%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the six months ended June 30, 2018 primarily relates to state, local and foreign income taxes.
Liquidity and Capital Resources

	Six Months Ended June 30,
(in thousands)	2017	2018
Cash provided by operating activities	$1,427	$1,234
Cash (used in) provided by investing activities	(14,469)	12,031
Cash used in financing activities	(7,448)	(12,118)
Net effect of foreign currency exchange rate changes	22	92
Net (decrease) increase in cash and restricted cash	$(20,468)	$1,239
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service, dividend and other funding requirements for at least one year from the date of this report. As of June 30, 2018, we had $556.5 million of outstanding indebtedness, net of deferred financing costs of $5.9 million. Based on interest rates in effect as of June 30, 2018, we expect our debt service requirements to be approximately $34.4 million over the next twelve months. In addition, as of June 30, 2018 we had $62.4 million of cash and restricted cash, $67.1 million of receivables from customers, which historically have had an average collection cycle of approximately 58 days, and $50.0 million of available borrowing capacity under our revolving credit facility. We had restricted cash of $0.9 million at December 31, 2017 and June 30, 2018, respectively, included within cash, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
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
Cash Flows from Operating Activities
Net cash provided by operating activities increased $0.2 million to $1.2 million for the six months ended June 30, 2018, from $1.4 million for the six months ended June 30, 2017. This increase was primarily due to the increases in accounts payable as a result of timing of payments.
Cash Flows from Investing Activities
Net cash provided by investing activities increased $26.5 million to $12.0 million for the six months ended June 30, 2018, as compared to a net cash use of $14.5 million for the same period in 2017, primarily due to proceeds received on the sale of NAME.
Cash Flows from Financing Activities
Net cash used in financing activities increased $4.7 million to $12.1 million for the six months ended June 30, 2018, as compared to $7.4 million for the same period in 2017. This change was driven by a $2.9 million increase in the excess cash flow payment on our outstanding Term Loan, as well as a $2.1 million dividend payment made during the six months ended June 30, 2018.
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
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points, bringing the interest rate to LIBOR plus 3.00% from LIBOR plus 3.25%. The LIBOR floor of 1.00% remained unchanged. All other terms of the Senior Secured Credit Facility agreement remained substantially unchanged. The Company paid $0.4 million of deferred financing costs in connection with this repricing. As of June 30, 2018, LIBOR increased to 2.09% bringing the interest rate to 5.09%. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points.
The Company made an excess cash flow payment on its outstanding Term Loan of $6.7 million and $9.5 million during the six months ended June 30, 2017 and 2018, respectively.
As of June 30, 2018, the Company had $282.3 million of Term Loan borrowings, and no outstanding borrowings under the Revolver. As of June 30, 2018, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.
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
Interest Rate Risk
As of June 30, 2018, we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing 2023 Notes.
As of June 30, 2018, we were subject to market risk from exposure to changes in interest rates on borrowings under our Senior Secured Credit Facility, specifically the impact of LIBOR interest rates on our variable rate borrowings. Based upon our June 30, 2018 outstanding term loan borrowings of $282.3 million under the Senior Secured Credit Facility, an increase in the LIBOR interest rate of 1% would result in an increase in our annual interest expense of approximately $2.8 million. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

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
In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Furthermore, our controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control, and misstatements due to error or fraud may occur and not be detected on a timely basis.
Our management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit	Description
10.1*	Letter Agreement between Townsquare Media, Inc. and Bill Wilson, dated April 27, 2018

10.2**	Restricted Stock Award Agreement between Townsquare Media, Inc. and Bill Wilson, dated May 31, 2018

10.3***	Agreement of Purchase and Sale by and among North American Fairs, LLC, Townsquare Live Events, and Danny Huston, dated May 24, 2018

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as an exhibit to our Current Report on Form 8-K filed on May 3, 2018.

** Previously filed as an exhibit to our Current Report on Form 8-K filed on June 4, 2018.

*** Previously filed as an exhibit to our Current Report on Form 8-K filed on May 29, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer
Date: August 8, 2018