Form 10-Q
period 2018-09-30
Townsquare Media, Inc.
filed 2018-11-06
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

As of November 5, 2018, the registrant had 18,945,041 outstanding shares of common stock consisting of: (i)14,297,066 shares of Class A common stock, par value $0.01 per share; (ii) 3,011,634 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	December 31, 2017	September 30, 2018
ASSETS
Current assets:
Cash	$61,205	$49,632
Accounts receivable, net of allowance of $1,079 and $1,797, respectively	61,558	68,438
Prepaid expenses and other current assets	7,540	9,002
Current assets held for sale	879	—
Current assets of discontinued operations	7,222	38
Total current assets	138,404	127,110
Property and equipment, net	104,030	110,306
Intangible assets, net	495,501	500,641
Goodwill	241,888	251,802
Investments	8,092	14,512
Other assets	8,965	7,159
Long-term assets of discontinued operations	59,478	—
Total assets	$1,056,358	$1,011,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,442	$10,875
Current portion of long-term debt	9,524	5
Deferred revenue	17,281	9,303
Accrued expenses and other current liabilities	24,919	26,286
Accrued interest	5,699	9,227
Current liabilities of discontinued operations	2,440	223
Total current liabilities	73,305	55,919
Long-term debt, less current portion (net of deferred finance costs of $6,803 and $5,568, respectively)	555,618	556,849
Deferred tax liabilities	26,283	30,502
Other long-term liabilities	9,390	8,767
Long-term liabilities of discontinued operations	10,682	—
Total liabilities	675,278	652,037
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 13,819,639 and 14,297,066 shares issued and outstanding, respectively	138	143
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 and 3,011,634 shares issued and outstanding, respectively	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	185	190
Additional paid-in capital	367,041	365,366
Retained earnings (deficit)	13,265	(6,956)
Accumulated other comprehensive loss	(532)	—
Non-controlling interest	1,121	893
Total stockholders' equity	381,080	359,493
Total liabilities and stockholders' equity	$1,056,358	$1,011,530
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018

Net revenue	$111,897	$114,073	$314,129	$321,641

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	79,473	79,384	227,640	229,176
Depreciation and amortization	4,833	4,854	14,779	14,082
Corporate expenses	6,390	6,863	18,375	19,802
Stock-based compensation	193	597	549	1,033
Transaction costs	218	167	606	1,003
Net (gain) loss on sale and retirement of assets	(63)	(4)	652	(401)
Total operating costs and expenses	91,044	91,861	262,601	264,695
Operating income	20,853	22,212	51,528	56,946
Other expenses:
Interest expense, net	8,230	8,640	24,474	25,600
Other expense, net	250	42	326	122
Income from continuing operations before income taxes	12,373	13,530	26,728	31,224
Provision from income taxes	5,279	3,699	11,185	8,517
Net income from continuing operations	7,094	9,831	15,543	22,707
Net income (loss) from discontinued operations, net of income taxes	7,198	(140)	1,303	(37,972)
Net income (loss)	$14,292	$9,691	$16,846	$(15,265)

Net income (loss) attributable to
Controlling interests	$14,216	$9,295	$16,320	$(16,215)
Non-controlling interests	76	396	526	950

Basic income (loss) per share:
Continuing operations	$0.38	$0.52	$0.84	$1.21
Discontinued operations	$0.39	$(0.01)	$0.07	$(2.03)

Diluted income (loss) per share:
Continuing operations	$0.25	$0.35	$0.55	$0.82
Discontinued operations	$0.26	$(0.01)	$0.05	$(1.37)

Weighted average shares outstanding:
Basic	18,478	18,941	18,459	18,690
Diluted	27,994	27,919	28,221	27,668

Cash dividend declared per share	$—	$0.075	$—	$0.225
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018

Net income (loss)	$14,292	$9,691	$16,846	$(15,265)

Foreign currency translation adjustments	193	—	307	532
Comprehensive income (loss)	14,485	9,691	17,153	(14,733)
Less: Comprehensive income attributable to noncontrolling interest	76	396	526	950
Comprehensive income (loss) attributable to controlling interest	$14,409	$9,295	$16,627	$(15,683)
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
Balance at January 1, 2018, as previously reported	13,819,639	3,022,484	1,636,341	8,977,676	$185	$367,041	$13,265	$(532)	$1,121	$381,080
Impact of change in accounting policy*	—	—	—	—	—	—	2,271	—	—	2,271
Adjusted balance at January 1, 2018	13,819,639	3,022,484	1,636,341	8,977,676	185	367,041	15,536	(532)	1,121	383,351
Net (loss) income	—	—	—	—	—	—	(16,215)	—	950	(15,265)
Dividend declared	—	—	—	—	—	—	(6,277)	—	—	(6,277)
Acquisition of non-controlling interests	—	—	—	—	—	(2,714)	—	—	(645)	(3,359)
Conversion of common shares	10,850	(10,850)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	1,044	—	—	—	1,044
Issuance of restricted stock	466,577	—	—	—	5	(5)	—	—	—	—
Disposal of subsidiary	—	—	—	—	—	—	—	656	(19)	637
Foreign currency exchange	—	—	—	—	—	—	—	(124)	—	(124)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(514)	(514)
Balance at September 30, 2018	14,297,066	3,011,634	1,636,341	8,977,676	$190	$365,366	$(6,956)	$—	$893	$359,493
* See Note 2
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2018
Cash flows from operating activities:
Net income (loss)	$16,846	$(15,265)
Income (loss) from discontinued operations	1,303	(37,972)
Income from continuing operations	15,543	22,707
Adjustments to reconcile income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	14,779	14,082
Amortization of deferred financing costs	1,232	1,140
Deferred income tax expense	11,185	8,517
Provision for doubtful accounts	1,734	2,072
Stock-based compensation expense	549	1,033
Trade activity, net	(7,256)	(10,197)
Non-cash interest expense	—	(15)
Write-off of deferred financing costs	83	97
Net loss (gain) on sale and retirement of assets	652	(401)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,535)	(4,579)
Prepaid expenses and other assets	(1,669)	(191)
Accounts payable	(2,372)	(5,913)
Accrued expenses	(3,803)	(8,823)
Accrued interest	4,580	3,559
Other long-term liabilities	(623)	(623)
Net cash provided by operating activities - continuing operations	30,079	22,465
Net cash used in operating activities - discontinued operations	(5,008)	(10,442)
Net cash provided by operating activities	25,071	12,023
Cash flows from investing activities:
Purchase of property and equipment	(12,277)	(12,684)
Payments for acquisitions, net of cash acquired	(5,496)	(21,128)
Payment for investment	(807)	—
Acquisition of intangibles	(150)	—
Proceeds from sale of assets	167	726
Net cash used in investing activities - continuing operations	(18,563)	(33,086)
Net cash (used in) provided by investing activities - discontinued operations	(5,777)	23,792
Net cash used in investing activities	(24,340)	(9,294)
Cash flows from financing activities:
Repayment of long-term debt	(6,662)	(9,519)
Dividend payments	—	(4,120)
Deferred financing costs	(432)	(2)
Proceeds from exercise of employee stock options	346	—
Cash distribution to non-controlling interest	(293)	(514)
Repayments of capitalized obligations	(90)	(4)
Net cash used in financing activities - continuing operations	(7,131)	(14,159)
Net cash used in financing activities - discontinued operations	(581)	(19)
Net cash used in financing activities	(7,712)	(14,178)
Effect of exchange rate changes	43	(124)
Net decrease in cash	(6,938)	(11,573)
Cash and restricted cash:
Beginning of period	47,145	61,205
End of period	$40,207	$49,632
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2018
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$18,575	$20,895
Income taxes	588	913

Supplemental Disclosure of Non-cash Activities:
Dividends declared during the period	$—	$6,277
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of the Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States.  Our assets include 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 14,500 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), and approximately 200 live events with over one million attendees each year. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic regional and national events such as the Taste of Country Music Festival, WE Fest, Country Jam, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.
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
Impairment of Long Lived and Intangible Assets

We evaluate the recoverability of the carrying amount of long lived and intangible assets, which include property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Our review for impairment of these long lived and intangible assets takes into account estimates of future undiscounted cash flows and the fair market value based on market indicators. An impairment loss is recognized if the future undiscounted cash flows associated with the assets or the fair market value of the assets are less than their carrying value. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair market values. During the nine months ended September 30, 2018, the Company determined that the carrying value of certain long lived and intangible assets exceeded their fair market value and an impairment charge of $38.0 million was recorded and is included as part of net loss from discontinued operations.
Discontinued Operations
The Company previously identified two operating segments - Local Marketing Solutions and Entertainment. During the course of 2018, two changes have occurred which affect not only the quantitative factors for determining reportable segments, but also the way in which the Chief Operating Decision Makers (“CODM(s)”) view and manage the business. The North American Midway Entertainment (“NAME”) business, which represented approximately $92.2 million of revenue and $7.3 million of operating income in 2017, was sold in May of 2018, and Mountain Jam, a multi-day music festival, representing $3.8 million of revenue and negligible operating income in 2017, was sold in June 2018. Both were reclassified as discontinued operations separate from the Company's continuing operations for the three and nine months ended September 30, 2017 and 2018. In addition, amounts related to NAME and Mountain Jam have been reclassified as discontinued operations within the December 31, 2017 consolidated balance sheet.

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

As a part of Topic 606 adoption, we reclassified costs associated with sales commissions related to obtaining certain customer contracts. In accordance with the new revenue standard's requirements, for the nine months ended September 30, 2018, the impact of adoption of Topic 606 on our consolidated financial statements was a decrease to operating expenses and an increase to net income of approximately $0.5 million as a result of amortizing deferred commissions under ASC 606.
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
Note 3. Revenue Recognition
The following tables disaggregate our revenue into the following categories; Advertising, which includes broadcast and local digital advertising products, Live Events and our digital marketing solutions business under the brand name Townsquare Interactive (in thousands):

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Advertising	Live Events	Townsquare Interactive	Total	Advertising	Live Events	Townsquare Interactive	Total

Net Revenue (ex Political)	$86,161	$13,011	$12,608	$111,780	$241,988	$40,250	$35,089	$317,327
Political	2,293	—	—	2,293	4,314	—	—	4,314
Net Revenue	$88,454	$13,011	$12,608	$114,073	$246,302	$40,250	$35,089	$321,641

	Three Months Ended September 30, 2017				Nine Months Ended September 30, 2017
	Advertising	Live Events	Townsquare Interactive	Total	Advertising	Live Events	Townsquare Interactive	Total

Net Revenue (ex Political)	$81,868	$19,564	$10,257	$111,689	$233,432	$49,925	$29,531	$312,888
Political	208	—	—	208	1,241	—	—	1,241
Net Revenue	$82,076	$19,564	$10,257	$111,897	$234,673	$49,925	$29,531	$314,129
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
No impairment losses have arisen from any contracts with customers during the three or nine months ended September 30, 2018.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	At Adoption January 1, 2018	September 30, 2018
Receivables	$61,558	$68,438
Short-term contract liabilities (deferred revenue)	$17,281	$9,303

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net

30-60 days. The term between invoicing and when payment is due is not significant. The Company had no material bad debt expense recorded during the three and nine months ended September 30, 2018.
We record contract liabilities when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance related to event ticket sales for events scheduled to take place over the course of the current year and digital subscriptions in which payment is received in advance of the service month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. The decrease in the contract liabilities balance that was included in the deferred revenue balance at January 1, 2018 is primarily driven by $4.1 million and $16.7 million of recognized revenue for the three and nine months ended September 30, 2018, offset by cash payments received or due in advance of satisfying our performance obligations. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the nine months ended September 30, 2018.
In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed (previously such costs were expensed as incurred). Our capitalized contract acquisition costs include amounts related to sales commissions paid for contract acquisition costs related to signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense consistent with how the related revenue is recognized over the duration of the contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. For contracts with a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs when incurred. As of January 1, 2018, we had a balance of $2.3 million in deferred costs and have recognized $0.4 million and $1.5 million for the three and nine months ended September 30, 2018. No impairment losses have been recognized or changes made to the timeframe for performance of the obligations related to deferred contract assets during the three and nine months ended September 30, 2018.
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

Note 4. Interim Financial Data
The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2017 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three and nine months ended September 30, 2018 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2018. The Consolidated Balance Sheet as of December 31, 2017 is derived from the audited financial statements at that date, adjusted for the impact of certain businesses that were discontinued in 2018.
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
In the media industry, companies, including ours, sometimes utilize barter agreements that exchange advertising time for goods or services such as travel, lodging or assets, instead of cash. Barter revenue was $6.8 million and $7.6 million and barter expense was $4.5 million and $4.7 million for the three months ended September 30, 2017 and 2018, respectively. Barter revenue was $18.4 million and $22.3 million and barter expense was $11.1 million and $12.1 million for the nine months ended September 30, 2017 and 2018, respectively.
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
Note 5. Significant Acquisitions

On July 2, 2018, the Company acquired certain assets and liabilities related to three radio stations in Princeton, NJ ("the Princeton Acquisition") from Connoisseur Media, LLC for $17.3 million, with a working capital adjustment of $0.1 million, resulting in a total purchase price of $17.4 million. The acquired assets included WPST-FM, WNJE-AM and WCHR-AM. The consideration was paid with cash on hand. The Company estimated the fair value of intangibles acquired (FCC licenses) to be $6.4 million using the greenfield method and the purchase price was further allocated to the assets and liabilities acquired at their fair value at the date of acquisition, with the excess of purchase price over the net assets of $9.9 million recorded as goodwill. The Company is in the process of finalizing the valuation of assets acquired and liabilities assumed.

The preliminary Princeton Acquisition purchase price allocation is shown in the following table:

(in thousands)
Prepaid and other current assets	$256
FCC licenses	6,409
Property and equipment, net	976
Goodwill	9,915
Accounts payable and accrued expenses	(201)
Total purchase price	$17,355

Note 6. Investments
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
On May 17, 2018, the Company made an investment in a business totaling $3.2 million.  The  investment represents  a  minority  ownership  position  and  is  accounted  for  under  the  cost  method  of  accounting  and  is recorded  as  an  investment  on  the  Company's Consolidated Balance Sheet as of September 30, 2018.
On June 12, 2018, the Company made an investment in a business totaling $3.2 million. The investment represents a minority ownership position and is accounted for under the cost method of accounting and is recorded as an investment in the Company's Consolidated Balance Sheet as of September 30, 2018.
Note 7. Property and Equipment
Property and equipment consisted of the following:

(in thousands)	December 31, 2017	September 30, 2018
Land and improvements	$20,870	$21,095
Buildings and leasehold improvements	40,567	42,667
Broadcast equipment	74,851	79,748
Computer and office equipment	13,198	14,307
Furniture and fixtures	13,894	16,394
Transportation equipment	13,509	15,932
Software development costs	15,943	20,087
Total property and equipment, gross	192,832	210,230
Less: accumulated depreciation and amortization	(88,802)	(99,924)
Total property and equipment, net	$104,030	$110,306

Depreciation and amortization expense for property and equipment was $4.3 million and $4.4 million for the three months ended September 30, 2017 and 2018, respectively and $13.0 million and $12.8 million for the nine months ended September 30, 2017 and 2018, respectively.
The Company recorded an impairment charge of $25.6 million during the three months ended March 31, 2018 as the Company determined that the carrying value of certain property and equipment assets exceeded their fair market value based on market indicators. This impairment charge has been reclassed as part of net loss from discontinued operations in our Consolidated Statement of Operations for the nine months ended September 30, 2018.

Note 8. Goodwill and Other Intangible Assets
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
The Company recorded $9.9 million of goodwill during the three and nine months ended September 30, 2018 as noted in Note 5. With the exception of a reclassification as a result of discontinued operations, there were no other changes to the carrying value of goodwill for the three and nine months ended September 30, 2018. Goodwill was $251.8 million at September 30, 2018.
Intangible assets consist of the following:

(in thousands)	Estimated Useful Life	December 31, 2017	September 30, 2018
Intangible Assets:
FCC licenses	Indefinite	$484,535	$490,944
Customer and advertising relationships	10 years	14,317	6,540
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademarks	15 years	8,675	8,675
Other intangibles	3 years	1,141	161
Total		511,115	508,767
Less: Accumulated amortization		(15,614)	(8,126)
Net amount		$495,501	$500,641

Amortization expense for definite-lived intangible assets was $0.6 million and $0.5 million for the three months ended September 30, 2017 and 2018, respectively and $1.8 million and $1.3 million for the nine months ended September 30, 2017 and 2018, respectively. During the three and nine months ended September 30, 2018, the Company wrote-off $8.8 million of fully amortized customer and advertising relationships and other intangible assets that were no longer in use.  There was no impact to the net value of intangible assets as a result.
The Company recorded an impairment charge of $12.4 million during the three months ended March 31, 2018 as the Company determined that the carrying value of certain intangible assets exceeded their fair market value based on market indicators. This impairment charge has been reclassed as part of net loss from discontinued operations in our Consolidated Statement of Operations for the nine months ended September 30, 2018.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2018 is as follows (in thousands):

2018 (remainder)	$329
2019	1,291
2020	1,243
2021	1,234
2022	1,230
Thereafter	4,370
$9,697

Note 9. Long-Term Debt
Total debt outstanding is summarized as follows:

(in thousands)	December 31, 2017	September 30, 2018
2023 Notes	$280,079	$280,079
Term Loans	291,851	282,332
Capitalized obligations	15	11
Debt before deferred financing costs	571,945	562,422
Deferred financing costs	(6,803)	(5,568)
Total debt	565,142	556,854
Less: current portion of long-term debt	(9,524)	(5)
Total long-term debt	$555,618	$556,849

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
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points. The LIBOR floor of 1.00% remained unchanged. All other terms of the Senior Secured Credit Facility agreement remained substantially unchanged. The Company capitalized $0.4 million of deferred financing costs in connection with this repricing. As of September 30, 2018, the interest rate on the Term Loans was 5.29%. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of September 30, 2018, the Company had no outstanding borrowings under the Revolver.
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
The Term Loans mature on April 1, 2022, and the Revolver matures on April 1, 2020. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess cash flow as defined in the credit agreement (both subject to certain reductions).  We were required to make an excess cash flow payment related to 2017 on the outstanding Term Loans of $9.5 million which was paid on March 20, 2018. The Company recognized an expense of $0.1 million on the accelerated depreciation of unamortized deferred financing costs in connection with this prepayment in the first quarter of 2018. Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries.
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
The Company is in compliance with its covenants under the 2023 Notes and Senior Secured Credit Facility as of September 30, 2018.
As of September 30, 2018, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $260.8 million and $281.3 million, respectively.
Annual maturities of the Company's long-term debt as of September 30, 2018 are as follows (in thousands):

2018 (remainder)	$1
2019	5
2020	5
2021	—
2022	282,332
Thereafter	280,079
$562,422

Note 10. Stockholders' Equity
The table below presents a summary, as of September 30, 2018, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	14,297,066	One vote per share.
Class B common stock	$0.01	50,000,000	3,011,634	10 votes per share.[2]
Class C common stock	$0.01	50,000,000	1,636,341	No votes.[2]
Warrants			8,977,676	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $898.[3]
Total		400,000,000	27,922,717
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

The foregoing share totals include 466,577 shares of restricted Class A common stock, subject to vesting terms, but exclude 4,249,278 shares of Class A common stock and 4,556,946 shares of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $6.31 and $9.63 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.
The Company's common stock is not entitled to preemptive or other similar subscription rights to purchase any of our securities. Unless the Company's Board of Directors determines otherwise, we will issue all of our capital stock in uncertificated form.
On March 12, 2018 the Board of Directors approved its first quarterly dividend of $0.075 per share. The $2.1 million dividend was paid to holders of record as of April 2, 2018 on May 15, 2018. On May 7, 2018, the Board of Directors approved its second quarterly dividend of $0.075 per share. The $2.1 million dividend was paid to holders of record as of June 28, 2018 on August 15, 2018. On August 8, 2018, the Board of Directors approved its third quarterly dividend of $0.075 per share, payable to holders of record as of September 27, 2018 on November 15, 2018.
Stock-based Compensation
The Company's 2014 Omnibus Incentive Plan (the "2014 Incentive Plan") provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of September 30, 2018, 2,684,121 shares were available for grant.
Options granted prior to 2016 vested immediately. Options granted beginning in 2016 generally vest 50% after three years and 50% after four years, with the exception of approximately 1.2 million options issued in 2018 that vest 25% each year over four years. The options have an exercise price of between $6.31 and $9.63 per share. The expected term of each option grant was calculated using the simplified method, defined as the midpoint between the vesting period and the contractual term of each award. The expected volatility was based on market conditions of the Company and comparable companies. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The Company historically had not paid dividends and therefore did not utilize a dividend yield in the calculations, however, beginning with grants made in 2018, we have used an annual dividend of $0.30 per share in our calculations.
The following table summarizes stock option activity for the nine months ended September 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2018	8,544,225	$9.50	6.11	$—
Granted	8,003,046	8.34
Exercised	—	—
Forfeited	(7,741,047)	9.51
Outstanding at September 30, 2018	8,806,224	$8.44	6.03	$1,945,200

Stock-based compensation expense was $0.2 million and $0.6 million for the three months ended September 30, 2017 and 2018, respectively, and $0.5 million and $1.0 million for the nine months ended September 30, 2017 and 2018, respectively. As of September 30, 2018, total unrecognized stock-based compensation expense is $6.6 million, including $2.6 million related to restricted stock awards, to be recognized over four or five years.
On May 31, 2018, the Company issued 400,000 shares of restricted stock under the 2014 Incentive Plan, none of which were vested as of September 30, 2018. On July 9, 2018, the Company issued 48,540 shares of restricted stock, none of which were vested as of September 30, 2018. At September 30, 2018, there were 466,577 restricted stock shares outstanding with a weighted average grant date fair value per share of $6.58. The fair value of the restricted stock shares is equal to the closing share price on the date of grant. Of the total restricted stock shares outstanding, 400,000 vest 25% each year over four years, 48,540 vest after one year, and the remainder have a five-year vesting term. The Company has aggregate restricted stock share commitments of $0.3 million through 2021.
Option Exchange
On July 18, 2018, the Company commenced an offer to eligible executive officers, employees and directors to exchange certain outstanding eligible options to purchase shares of our common stock for new options covering a lesser number of shares of our common stock exercisable at a lower price.
 On August 17, 2018, eligible option holders tendered, and Townsquare accepted for cancellation, eligible options of 7.5 million shares of Townsquare common stock and granted replacement options to eligible option holders to purchase approximately 2.8 million shares of Class A common stock and approximately 3.8 million shares of Class B common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of the replacement options granted in the exchange offer was $8.74, the closing price of Townsquare’s Class A common stock as reported on the NYSE on August 16, 2018 plus $0.50. The exchange offer resulted in the grant of replacement options with a fair value, for accounting purposes, approximately equal to the fair value of the eligible options that are surrendered in the exchange offer.

Note 11. Income Taxes
The provision for income taxes includes effects from the Tax Cuts and Jobs Act (“TCJA”) for changes that became effective January 1, 2018. We have incorporated provisional estimates for these new TCJA provisions as part of our forecasted annual effective tax rate.  For the period ended September 30, 2018, we have not recorded any adjusted tax impacts with respect to provisional amounts previously recorded at December 31, 2017 for deferred tax balances and the one-time transition tax. We are still refining our calculations and interpreting recent guidance on both the federal and state level which could change these provisional tax amounts. No material changes are anticipated.
The Company's effective tax rate for the nine months ended September 30, 2017 and 2018 was approximately 41.8% and 27.3%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the nine months ended September 30, 2018 primarily relates to certain non-deductible items under the TCJA provisions and state, local and foreign income taxes.
Note 12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

(in thousands)	December 31, 2017	September 30, 2018
Accrued compensation and benefits	$10,629	$9,228
Accrued professional fees	1,057	1,266
Accrued commissions	2,010	2,148
Accrued taxes	2,039	2,713
Accrued music and FCC licensing	251	1,493
Accrued publisher fees	2,752	2,154
Accrued national representation fees	947	1,012
Due to sellers, business combinations	291	293
Deferred rent	1,951	1,985
Dividend payable	—	2,158
Accrued other	2,992	1,836
	$24,919	$26,286

Note 13. Lease and Other Commitments
Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $5.7 million and $3.9 million for the three months ended September 30, 2017 and 2018, respectively and approximately $14.4 million and $11.9 million for the nine months ended September 30, 2017 and 2018, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.
At September 30, 2018, the total minimum annual rental commitments under non-cancelable operating leases are as follows (in thousands):

2018 (remainder)	$2,750
2019	10,636
2020	8,390
2021	6,508
2022	5,296
Thereafter	16,371
Total minimum payments	$49,951

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of September 30, 2018 is approximately $18.8 million and is expected to be paid in accordance with the agreements through September 2021. In addition, the Company has aggregate commitments of $1.9 million for other broadcasting services through December 2019 and aggregate commitments of $11.0 million for a business management platform through 2023.

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
On May 24, 2018, the  Company,  through  its  subsidiary,  Townsquare  Live  Events,  LLC,  sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly owned subsidiary NAME to North American Fairs, LLC for total cash consideration of $23.5 million. In addition, Townsquare will have the right to receive 15% of any sales proceeds if NAME is sold in whole or in part within the next ten years. We had considered NAME the primary business of our Entertainment reportable segment, consistent with the manner in which the CODM(s) viewed the business. As the divestiture of the NAME business represented a strategic shift that would have a major effect on the Company’s operations and financial results, NAME's assets, liabilities and financial results are presented as discontinued operations separate from the Company’s continuing operations for all periods presented. We recognized a loss on the sale of NAME of approximately $1.9 million within net loss from discontinued operations and our Entertainment reportable segment will no longer be presented as part of our segment reporting.
On June 29, 2018, the Company entered into an Agreement of Purchase and Sale to transfer it's 70% controlling interest in Mountain Jam, LLC ("Mountain Jam") to Chet-5 Festivals, LLC ("Chet-5"), and to acquire the 30% minority interest in Taste of Country Productions LLC from Chet-5. The purchase and sale included a payment of $1.3 million from the Company to Chet-5. The Company recognized a gain on the sale of Mountain Jam of approximately $1.2 million which is included within net loss from discontinued operations.
The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets:

(in thousands)	December 31, 2017	September 30, 2018
Cash and cash equivalents	$4,090	$14
Accounts receivable	183	24
Prepaid expenses and other current assets	3,828	—
Current assets of discontinued operations	8,101	38
Property and Equipment, net	42,962	—
Intangible assets, net	14,053	—
Other non-current assets	2,463	—
Long term assets of discontinued operations	59,478	—
Accounts payable	1,116	—
Accrued expenses and other current liabilities	1,324	223
Current liabilities of discontinued operations	2,440	223
Other long-term liabilities	10,682	—
Long term liabilities of discontinued operations	10,682	—
Net assets	$54,457	$(185)

The following table shows the components of operations that are related to discontinued operations in the Company's Consolidated Statement of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018

Net revenue	$52,215	$1	$79,063	$15,902

Discontinued operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	38,554	(731)	72,122	26,834
Depreciation and amortization	1,717	—	4,997	2,176
Stock-based compensation	8	—	22	11
Impairment on long-lived assets	—	—	—	37,972
Net loss on sale and retirement of assets	—	—	10	423
Discontinued operating income (loss)	11,936	732	1,912	(51,514)
Other (income) expense, net	(99)	—	(136)	23
Income (loss) from discontinued operations before income taxes	12,035	732	2,048	(51,537)
Provision (benefit) for income taxes	4,837	872	745	(13,565)
Net income (loss) from discontinued operations, net of income taxes	$7,198	$(140)	$1,303	$(37,972)

Note 15. Net Income (Loss) Per Common Share
The following table sets forth the computations of basic and diluted net income (loss) per share for the three and nine months ended months ended September 30, 2017 and 2018.

(in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018

Numerator:
Net income from continuing operations	$7,094	$9,831	$15,543	$22,707
Net income (loss) from discontinued operations, net of income taxes	7,198	(140)	1,303	(37,972)
Net income (loss)	$14,292	$9,691	$16,846	$(15,265)

Denominator:
Weighted average shares of common stock outstanding	18,478	18,941	18,459	18,690
Effect of dilutive common stock equivalents	9,516	8,978	9,762	8,978
Weighted average diluted common shares outstanding	27,994	27,919	28,221	27,668

Basic income (loss) per share:
Continuing operations	$0.38	$0.52	$0.84	$1.21
Discontinued operations	0.39	(0.01)	0.07	(2.03)

Diluted income (loss) per share:
Continuing operations	$0.25	$0.35	$0.55	$0.82
Discontinued operations	0.26	(0.01)	0.05	$(1.37)

Note 16. Subsequent Events
Dividend
On November 5, 2018 the Board of Directors approved a dividend of $0.075 per share. The dividend will be paid to holders of record as of December 27, 2018. The estimated $2.1 million dividend will be paid on February 15, 2019.

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
Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States, or in the specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2017 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Discontinued Operations
On May 24, 2018, the  Company,  through  a  subsidiary  of  Townsquare  Live  Events,  LLC,  sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly owned subsidiary NAME ("NAME") to North American Fairs, LLC for $23.5 million. In addition, on June 29, 2018, the Company entered into an Agreement of Purchase and Sale to transfer it's 70% controlling interest in Mountain Jam, LLC ("Mountain Jam") to Chet-5 Festivals ("Chet-5"), LLC and to acquire the 30% minority interest in Taste of Country Productions LLC from Chet-5. Refer to Note 14 in the accompanying Consolidated Financial Statements for additional information.
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
Townsquare owns and operates 321 radio stations and over 330 local websites serving 67 small and mid-sized markets, a digital marketing solutions company, a digital programmatic advertising platform and an e-commerce offering. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, Townsquare owns and operates a diverse range of live events which we create, promote and produce. This includes festivals, concerts, expositions and other experiential events within and beyond our markets.
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
Our primary source of live events net revenue is ticket sales. Our live events also generate substantial net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Live event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our net revenue. In certain cases, we mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather.
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
Macroeconomic Indicators
Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of October 26, 2018, U.S. GDP grew at an annual rate of 3.5% in the third quarter of 2018.
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
Executive Summary
The key developments in our business for the three months ended September 30, 2018, as compared to the same period in 2017 are summarized below:

•	Net revenue for the three months ended September 30, 2018 increased $2.2 million, or 1.9%.

•	Excluding political revenue, net revenue for the three months ended September 30, 2018 remained essentially unchanged.
The key developments in our business for the nine months ended September 30, 2018, as compared to the same period in 2017 are summarized below:

•	Net revenue for the nine months ended September 30, 2018 increased $7.5 million, or 2.4%.

•	Excluding political revenue, net revenue for the nine months ended September 30, 2018 increased $4.4 million, or 1.4%.

Consolidated Results of Operations
Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2018
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended September 30,
Statement of Operations Data:	2017	2018	$ Change	% Change
Net revenue	$111,897	$114,073	$2,176	1.9%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	79,473	79,384	(89)	(0.1)%
Depreciation and amortization	4,833	4,854	21	0.4%
Corporate expenses	6,390	6,863	473	7.4%
Stock-based compensation	193	597	404	209.3%
Transaction costs	218	167	(51)	(23.4)%
Net (gain) loss on sale and retirement of assets	(63)	(4)	59	(93.7)%
Total operating costs and expenses	91,044	91,861	817	0.9%
Operating income	20,853	22,212	1,359	6.5%

Other expenses:
Interest expense, net	8,230	8,640	410	5.0%
Other expense, net	250	42	(208)	(83.2)%
Income from continuing operations before income taxes	12,373	13,530	1,157	9.4%
Provision from income taxes	5,279	3,699	(1,580)	(29.9)%
Net income from continuing operations	7,094	9,831	2,737	38.6%
Net income (loss) from discontinued operations, net of income taxes	7,198	(140)	(7,338)	(101.9)%
Net income	$14,292	$9,691	$(4,601)	(32.2)%
Net Revenue
Net revenue for the three months ended September 30, 2018 increased by $2.2 million, or 1.9%, as compared to the same period in 2017. The increase was primarily driven by revenue gains in our digital programmatic and digital marketing solutions offerings, and political, partially offset by budgeted declines in our live events business.
Direct Operating Expenses
Direct operating expenses for the three months ended September 30, 2018 remained essentially flat as compared to the same period in 2017.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2018 remained essentially flat as compared to the same period in 2017.
Corporate Expenses
Corporate expense for the three months ended September 30, 2018 increased $0.5 million, or 7.4%, as compared to the same period in 2017, primarily as a result of corporate related compensation.

Stock-based Compensation
Stock-based compensation expense for the three months ended September 30, 2018 increased $0.4 million, as compared to the same period in 2017, due to new option and restricted stock grants.
Transaction Costs
Transaction costs for the three months ended September 30, 2018 remained essentially flat as compared to the same period in 2017.
Net (Gain) Loss on Sale and Retirement of Assets
Net (gain) loss on sale and retirement of assets during the three months ended September 30, 2018 remained essentially flat as compared to the same period in 2017.
Other Expense
Interest expense, net is the major recurring component of other expense. Interest expense, net increased $0.4 million, or 5.0%, in the three months ended September 30, 2018, as compared to the same period in 2017, primarily due to an increase in LIBOR rates, partially offset by a lower term loan balance.
The following table illustrates the components of our interest expense, net for the periods indicated.

	Three Months Ended September 30,
	2017	2018
(in thousands)
2023 Notes	$4,551	$4,551
Term Loans	3,296	3,764
Capital lease and other	2	2
Loan origination costs	381	378
Interest income	-	(55)
Interest expense, net	$8,230	$8,640
Provision for income taxes
We recognized a provision for income taxes of $3.7 million for the three months ended September 30, 2018. Our effective tax rate for the period was approximately 27.3%. Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the three months ended September 30, 2018 primarily relates to certain non-deductible items under the TCJA provisions and state, local and foreign income taxes.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2018
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Nine Months Ended September 30,
Statement of Operations Data:	2017	2018	$ Change	% Change
Net revenue	$314,129	$321,641	$7,512	2.4%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	227,640	229,176	1,536	0.7%
Depreciation and amortization	14,779	14,082	(697)	(4.7)%
Corporate expenses	18,375	19,802	1,427	7.8%
Stock-based compensation	549	1,033	484	88.2%
Transaction costs	606	1,003	397	65.5%
Net loss (gain) on sale and retirement of assets	652	(401)	(1,053)	(161.5)%
Total operating costs and expenses	262,601	264,695	2,094	0.8%
Operating income	51,528	56,946	5,418	10.5%

Other expenses:
Interest expense, net	24,474	25,600	1,126	4.6%
Other expense, net	326	122	(204)	(62.6)%
Income from continuing operations before income taxes	26,728	31,224	4,496	16.8%
Provision for income taxes	11,185	8,517	(2,668)	(23.9)%
Net income from continuing operations	15,543	22,707	7,164	46.1%
Net income (loss) from discontinued operations, net of income taxes	1,303	(37,972)	(39,275)	**
Net income (loss)	$16,846	$(15,265)	$(32,111)	(190.6)%
**Percent change not meaningful.
Net Revenue
Net revenue for the nine months ended September 30, 2018 increased by $7.5 million, or 2.4%, as compared to the same period in 2017. The increase was primarily driven by revenue gains in our digital programmatic and digital marketing solutions offerings, and political, partially offset by budgeted declines in our live events business.
Direct Operating Expenses
Direct operating expenses for the nine months ended September 30, 2018 increased by $1.5 million, or 0.7%, as compared to the same period in 2017. The increase was primarily driven by investments in headcount related expenses to support the growth of our digital programmatic and digital marketing solutions offerings, partially offset by budgeted declines in the live events business.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2018 decreased $0.7 million, or 4.7%, as compared to the same period in 2017, primarily as a result of timing of capital expenditure purchases.
Corporate Expenses
Corporate expense for the nine months ended September 30, 2018 increased $1.4 million, or 7.8%, as compared to the same period in 2017, primarily as a result of corporate related compensation.

Stock-based Compensation
Stock-based compensation expense nine months ended September 30, 2018 increased $0.5 million, or 88.2%, as compared to the same period in 2017, due to new option and restricted stock grants.
Transaction Costs
Transaction costs for nine months ended September 30, 2018 increased $0.4 million or 65.5% as compared to the same period in 2017, primarily due to costs associated with the Princeton Acquisition.
Net Loss (Gain) on Sale and Retirement of Assets
During the nine months ended September 30, 2018 the Company had a $0.4 million gain on the sale and retirement of assets, as compared to a loss of $0.7 million in the same period in 2017. The net gain primarily resulted from the sale of certain live events assets that had been categorized as held for sale at December 31, 2017 and insurance proceeds received for damaged assets.
Other Expense
Interest expense, net is the major recurring component of other expense. Interest expense, net increased $1.1 million, or 4.6%, in the nine months ended September 30, 2018, as compared to the same period in 2017, primarily due to an increase in LIBOR rates, partially offset by a lower term loan balance.
The following table illustrates the components of our interest expense, net for the periods indicated.

	Nine Months Ended September 30,
(in thousands)	2017	2018
2023 Notes	$13,653	$13,653
Term Loans	9,499	10,770
Capital lease and other	7	7
Loan origination costs	1,315	1,237
Interest income	-	(67)
Interest expense, net	$24,474	$25,600
Provision for income taxes
We recognized a provision for income taxes of $8.5 million for the nine months ended September 30, 2018. Our effective tax rate for the period was approximately 27.3%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the nine months ended September 30, 2018 primarily relates to state, local and foreign income taxes.
Liquidity and Capital Resources

	Nine Months Ended September 30,
(in thousands)	2017	2018
Cash provided by operating activities	$25,071	$12,023
Cash used in investing activities	(24,340)	(9,294)
Cash used in financing activities	(7,712)	(14,178)
Net effect of foreign currency exchange rate changes	43	(124)
Net decrease in cash and restricted cash	$(6,938)	$(11,573)
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service, dividend and other funding requirements for at least one year from the date of this report. As of September 30, 2018, we had $556.9 million of outstanding indebtedness, net of deferred financing costs of $5.6 million. Based on interest rates in effect as of September 30, 2018, we expect our debt service requirements to be approximately $33.7 million over the next twelve months. In addition, as of September 30, 2018 we had $49.6 million of cash and restricted cash, $68.4 million of receivables from customers, which historically have had an average collection cycle of approximately 58 days, and $50.0 million of available borrowing capacity under our revolving credit facility. We had restricted cash of $0.9 million at December 31, 2017 and September 30, 2018, respectively, included within cash, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
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
Cash Flows from Operating Activities
Net cash provided by operating activities decreased $13.1 million to $12.0 million for the nine months ended September 30, 2018, from $25.1 million for the nine months ended September 30, 2017. This decrease was primarily due to the increases in accounts payable and accrued expenses as a result of timing of payments, and an increase in net cash used in operating activities - discontinued operations.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $15.0 million to $9.3 million for the nine months ended September 30, 2018, as compared to $24.3 million for the same period in 2017. The decrease was primarily due to proceeds received on the sale of NAME, which was partially offset by payments made for the Princeton Acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities increased $6.5 million to $14.2 million for the nine months ended September 30, 2018, as compared to $7.7 million for the same period in 2017. This change was driven by a $2.9 million increase in the excess cash flow payment on our outstanding Term Loan, as well as $4.1 million of dividend payments made during the nine months ended September 30, 2018.
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
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin was reduced by 25 basis points to 300 basis points, bringing the interest rate to LIBOR plus 3.00% from LIBOR plus 3.25%. The LIBOR floor of 1.00% remained unchanged. All other terms of the Senior Secured Credit Facility agreement remained substantially unchanged. The Company paid $0.4 million of deferred financing costs in connection with this repricing. As of September 30, 2018, LIBOR increased to 2.29% bringing the interest rate to 5.29%. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points.
The Company made an excess cash flow payment on its outstanding Term Loan of $6.7 million and $9.5 million during the nine months ended September 30, 2017 and 2018, respectively.
As of September 30, 2018, the Company had $282.3 million of Term Loan borrowings, and no outstanding borrowings under the Revolver. As of September 30, 2018, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.
We have historically serviced our debt obligations from funds generated by operating activities. We believe that our cash balance, together with our remaining capacity under the Revolver and cash generated by operating activities, will be sufficient to fund our operations, service our debt and dividend obligations and pursue our strategy for one year from the date of this report.
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
Interest Rate Risk
As of September 30, 2018, we were not subject to market risk from exposure to changes in interest rates with respect to borrowings under our existing 2023 Notes.
As of September 30, 2018, we were subject to market risk from exposure to changes in interest rates on borrowings under our Senior Secured Credit Facility, specifically the impact of LIBOR interest rates on our variable rate borrowings. Based upon our September 30, 2018 outstanding term loan borrowings of $282.3 million under the Senior Secured Credit Facility, an increase in the LIBOR interest rate of 1% would result in an increase in our annual interest expense of approximately $2.8 million. We anticipate such interest rate risk will remain a market risk exposure for the foreseeable future.

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
Our management, with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Co-Chief Executive Officers and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit	Description
10.1	Form of Restricted Stock Grant Agreement

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

32.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer
Date: November 6, 2018