Form 10-K
period 2018-12-31
Townsquare Media, Inc.
filed 2019-03-12
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-K __________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

As of March 8, 2019, the registrant had 18,945,041 outstanding shares of common stock consisting of: (i) 14,297,066 shares of Class A common stock, par value $0.01 per share; (ii) 3,011,634 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $87,894,821 based upon the closing price on the New York Stock Exchange on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders (the “2019 Proxy Statement”), to be filed with the Securities and Exchange Commission (“SEC”), are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

TOWNSQUARE MEDIA, INC.

i

MARKET, RANKING AND OTHER INDUSTRY DATA
In this Annual Report of Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, “we,” “us,” “our,” “Company,” or “Townsquare”) we rely on and refer to information and statistics regarding our industry, the size of certain markets and our position within the sectors in which we compete. Some of the market and industry data contained in this Annual Report are based on independent industry publications or other publicly available information, while other information is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources listed in this Annual Report, our management’s knowledge and experience in the markets in which we operate, and information obtained from our customers, suppliers and other contacts in the markets in which we operate. Although we believe that this information is reliable as of its respective dates, it involves uncertainties and is subject to change, including as a result of the factors discussed under “Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.
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

IMPLICATIONS OF BEING AN EMERGING GROWTH COMPANY
As a company with less than $1.07 billion in annual gross revenue during our most recently completed fiscal year, we qualify as an emerging growth company as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by Section 102 of the Jumpstart Our Business Startups Act (the “JOBS Act”). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies that are not emerging growth companies, including:

•	reduced disclosure about our executive compensation arrangements;

•	not being required to conduct a non-binding advisory vote of stockholders on executive compensation or golden parachute arrangements; and

•	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.
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
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the impact of general economic conditions in the United States, or in the specific markets in which we currently do business;

•	industry conditions, including existing competition and future competitive technologies;

•	the popularity of radio as a broadcasting and advertising medium;

•	cancellations, disruptions or postponements of advertising schedules in response to national or world events;

•	our dependence on key personnel;

•	our capital expenditure requirements;

•	our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions;

•	legislative or regulatory requirements;

•	risks and uncertainties relating to our leverage and changes in interest rates;

•	our ability to obtain financing at times, in amounts and at rates considered appropriate by us;

•	our ability to access the capital markets as and when needed and on terms that we consider favorable to us; and

•	other factors discussed in the section entitled “Risk Factors.”
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
The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. The forward-looking statements included in this Annual Report are made only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements.
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

PART I

ITEM 1. BUSINESS
Description of Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States.  Our assets include 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 15,350 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), and approximately 200 live events with over one million attendees each year. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic regional and national events such as the Taste of Country Music Festival, WE Fest, Country Jam, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.
Format of Presentation
Townsquare is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States. Our assets include market leading radio stations, digital, mobile, video and social media properties, and live events. Our integrated and diversified product and service offerings, which we refer to as Townsquare Everywhere, enable local, regional and national advertisers to target audience engagement across multiple platforms, including on-air, online and at live events. We believe our Townsquare Everywhere capabilities, combined with our leading market position in small and mid-sized markets, enable us to generate higher total net revenue per audience member than radio station owners focused on larger markets.
Townsquare owns and operates 321 radio stations and over 330 local websites serving 67 small and mid-sized markets, a digital marketing solutions company Townsquare Interactive, a digital programmatic advertising platform Townsquare Ignite and an e-commerce offering. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, Townsquare owns and operates a diverse range of live events which we create, promote and produce. This includes festivals, concerts, expositions and other experiential events within and beyond our markets.
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
We also offer digital marketing solutions through Townsquare Interactive, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our digital marketing solutions, include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation management, social media management and website retargeting.
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
We strive to maximize our net revenue by managing our advertising inventory and adjusting prices based on supply and demand and by broadening our base of advertisers and subscribers. Our selling and pricing activity is based on demand for our advertising inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory levels. The optimal number of advertisements available for sale depends on the platform and in the case of our radio stations, their online streams and mobile applications, the programming format of a particular radio station. Each of our advertising products has a general target level of available inventory. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our platforms, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group.
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
A portion of our expenses are variable. These variable expenses primarily relate to sales costs, such as commissions, as well as certain programming costs, such as music license fees, and certain costs related to production. Marketing and promotions expenses are discretionary and are primarily incurred in an effort to maintain and/or increase our audience share. Other programming, digital, engineering and general and administrative expenses are primarily fixed costs.
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
#1 or #2 Revenue Market Share in Nearly All of Our Markets.
Our brands, in the aggregate, capture the largest or the second largest radio revenue share in 65 of our 67 markets, and in 45 markets we are ranked number one. This leading market share position is indicative of our audience reach and engagement as well as our relevance to advertisers in our markets.
Strong Relationships with Local and Regional Advertisers.
In the year ended December 31, 2018, we generated approximately 84% of our revenue from a broad array of local and regional advertisers in a number of industries, including automotive dealers, banking and mortgage service providers, furniture and home furnishings retailers, food and beverage service providers, healthcare service providers and media and telecommunications service providers. We generate a majority of our local advertising revenue by selling directly to local advertisers, as well as to local and regional advertising agencies which affords us the opportunity to better present our products to advertisers, cross-sell products and more directly influence their advertising expenditure decisions.
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

Targeted Audience Reach, Closer to the Point of Sale, to Local, Regional and National Advertisers.
A significant portion of our audience engagement occurs when our audience is out-of-home, particularly in the car, at the workplace or at our live events. Our audience frequently interacts with our content in close proximity to purchase events.
Launch Point for Non-Radio Products.
Our radio reach and engagement provide a powerful promotional vehicle from which we are able to grow our existing and new websites, online radio streams, mobile applications, digital marketing solutions, programmatic digital advertising platform and live events. We believe that the increased interaction with consumers across these new products and platforms in turn reinforces consumer loyalty and affinity toward our radio brands and enables us to develop and grow complementary products in our markets.
Diversified Revenue Base.
We generate revenue from a diversified base of products and services, advertisers and markets. In the year ended December 31, 2018, approximately 40% of our net revenue was derived from sources other than the sale of terrestrial radio station advertising. We refer to this revenue as non-spot revenue. For the year ended December 31, 2018, no single advertiser represented more than 1% of our revenue, no advertising category represented more than 20% of our revenue and we did not generate more than 12% of our revenue in any one market or 13% of our revenue in any one state.
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
Market Leadership in High-Quality, Locally-Focused Content.
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
Stable and Engaged Audience Base.
Despite the increased number of alternative media, terrestrial radio has experienced negligible audience fragmentation over the past 50 years and remains a significant source of daily media exposure. According to Nielsen Holdings N.V. (“Nielsen”), terrestrial radio broadcasts reached approximately 90% of American adults ages 12+ each week as of December 2018, approximately unchanged since 1970.
Cost-Effective Value Proposition to Advertisers.
Given the stability of its audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers.
Trusted and Socially-Influential Local Media Personalities.
Research suggests that radio personalities are trusted by their audience and are socially influential. Six out of ten listeners in a joint Clear Channel/University of Southern California study, released in April 2014, stated that radio on-air personalities are “like a friend,” whose opinions they trust. Additionally, more than half of the study participants agreed that they trust brands, products and services recommended by their favorite on-air personality. According to Nielsen’s U.S. Music 360 Report from 2017, approximately 37% of music listeners say that one of the things they like most about listening to traditional radio is the radio personalities.
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
Reliable and Substantial Cash Flow Generation.
Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2018, we recorded $18.1 million of capital expenditures, excluding $3.2 million of capital expenditures related to our discontinued operations, which represented 4.2% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.
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
Capitalize on Strong Positions and Brands in Country, News/Talk/Sports, and Rock Formats.
We own 71 radio stations formatted with Country content, 68 formatted with News/Talk/Sports content and 62 formatted with Rock content, representing approximately 22%, 21% and 19% of our radio stations, respectively. The majority of our radio stations airing these formats capture the largest audience among radio stations airing similar content in their respective markets, as ranked by Nielsen or other ratings services. We create audio programming, online content and live events which leverage our strength in these formats, together with the strength of our brands. We intend to continue to use our expertise and knowledge in these formats to share best practices and optimize content across our portfolio in order to maximize audience aggregation within these formats.

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
Add to Our Portfolio of Attractive Radio Station Clusters.
Since our Company’s founding by the current senior management team in 2010, we have expanded our radio station portfolio from 60 to 321 by completing more than 10 radio transactions. Radio station ownership in the United States remains significantly fragmented with over 3,000 owners operating over 10,000 commercial radio stations. While current FCC ownership limitations restrict our ability to acquire incremental radio stations in many of our markets, there remain a large number of markets with characteristics that are consistent with Townsquare’s acquisition criteria, in which we have no presence today. Given our acquisition track record, we are viewed by many sellers of radio stations to be a potential buyer of their stations, which has provided us with the opportunity to review the majority of properties sold in recent years. We expect to remain active and disciplined from a valuation perspective in the radio station marketplace.
Augment the Growth of Our Digital and Live Events Product Offerings Through Acquisitions.
In addition to our radio acquisition activity, since 2010 we have executed more than thirty acquisitions of assets in the digital and live events sectors, which have further extended our multi-product, cross-platform offering and provided geographic and revenue diversification. The acquired assets included certain assets of AOL Music, XXL, multi-day music festivals, various trade shows, and other live events properties. We strive to leverage our existing platform in combination with the acquired assets to drive operating efficiencies and financial performance. In many cases, we are able to template acquired live event properties and syndicate them into additional markets across our footprint. We expect to continue to consider opportunities in the digital and live events acquisition marketplace.
Evaluate New Product Opportunities.
We have evaluated a number of acquisition opportunities in other sectors that we view as adjacent and complementary to our existing asset portfolio. We expect to continue to consider such opportunities and potentially take action, in the event that we find an opportunity that provides a natural extension to our core competencies, further diversifies our revenue and demonstrates a risk-reward profile that meets our stringent requirements.
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

•
Display, sponsorship and video advertising, including custom developed digital advertisement products on our radio station websites, owned and operated national websites as well as our affiliate websites, mobile applications, social media platforms, YouTube Channels, email newsletters and digital programmatic advertising platform, to local, regional and national advertisers. Display and sponsorship advertising on our mobile streaming application, radioPup, and our individual stations’ mobile applications, sold to local, regional and national advertisers.

•
Advertising and sponsorships in our radio stations’ online radio streams accessible on computing devices and voice activated smart speakers as well as on mobile devices through our mobile streaming application, radioPup, or individual station mobile applications, sold to local, regional and national advertisers.

•
Sponsored video content, including branded content series, often featuring musicians or other celebrities, and distributed across our portfolio of local and/or national digital properties and social media channels, sold to local, regional and national advertisers.

•
Portfolio of digital marketing solutions including both traditional and mobile enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation management, social media management and website retargeting sold to local and regional small and mid-sized businesses.

•	E-Commerce offerings, including daily deals, ongoing deals and auctions sold to local and regional advertisers.

•	Admission tickets, merchandise, food and other concessions, and other ancillary products and services sold to our audience.

•	Sponsorships, exhibit space and activations sold to our local, regional and national advertisers.

•	Licenses of our brands and content, sold to other media companies.
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
Customers
No single customer accounts for more than 1% of revenue in any of the years ended December 31, 2016, 2017 and 2018. A significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, financial services, health services, entertainment, and retail industries.
Our Industry
The local media industry is an important medium for advertisers to reach targeted local consumers and for consumers to engage with relevant local content and events. According to SNL Kagan, in 2018 local advertising spending across all U.S. major media categories totaled $88.0 billion. Since 2013, U.S. local advertising has increased at a 4.7% compound annual growth rate and is projected to grow at a 4.3% compound annual growth rate through 2023. In 2018, local advertising spending on radio and digital, among our target categories, totaled $52.4 billion while consumer spending on live event tickets and advertiser spending on live event sponsorships, event marketing, and activation opportunities were also substantial and growing markets. Since 2013, U.S. local advertising spending on radio and digital has increased at a 13.5% compound annual growth rate and is projected to grow at a 7.5% compound annual growth rate through 2023.

Radio. The primary source of revenue for radio broadcasting companies is the sale of advertising time to local, regional and national spot advertisers, and national network advertisers. According to SNL Kagan, over the past 10 years radio advertising has generally represented approximately 5.5% to 7.3% of the overall U.S. advertising market, and has typically followed macroeconomic growth trends. In 2018, radio advertising revenue  reached $14.0 billion of which $10.4 billion was from local radio advertising. The radio industry has a stable and engaged audience base and continues to be one of the core methods for advertisers to reach their targeted audience. According to Nielsen, terrestrial radio broadcasts reached approximately 90% of American adults age 12+ each week as of December 2018, a level that has remained substantially unchanged since 1970.
Digital. The primary source of revenue for national and local websites, accessed either from a PC, tablet or mobile device, is the sale of search ads, display ads and video advertising directly to advertisers and indirectly through advertising networks and exchanges. According to SNL Kagan, in 2018 digital advertising revenue  reached $91.9 billion of which $42.0 billion was local. Since 2013, local digital advertising has represented one of the fastest growing local media advertising categories with a compound annual growth rate of 20.5%, outpacing national advertising which grew at 13.7%.  Local digital advertising is projected to grow at a compound annual growth rate of 9.1% through 2023 and continue to gain market share on national advertising which is projected to grow at 3.4%.
Live Events. The primary source of revenue for live events is the sale of tickets to attendees and sponsorships, event marketing, and activation opportunities for local, regional and national advertisers. According to IBIS World, total revenue from the U.S. live event industry, which includes the creation, management and promotion of live performances and events, ranging from concerts and theater performances to state fairs and air shows, grew to $31.0 billion in 2018, up from $23.9 billion in 2013, which represents a 5.3% compound annual growth rate. According to Pollstar, North American live events gross ticket sales totaled $6.8 billion in 2018, up from $5.0 billion in 2013, which represents a compound annual growth rate of 6.2%. Concert tour gross revenues increased in 2018 by 0.4% to $3.7 billion, as measured by the top 100 grossing North American concert ticket sales.

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
Employees
As of December 31, 2018, we employed approximately 2,821 full and part-time employees. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.
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
The following table sets forth, as of February 6, 2019, the market, call letters, cities of license, frequencies, FCC license expiration dates, and our markets’ population rankings as reported by Nielsen, of all our owned radio stations and all stations operated under Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMAs”).

Owned/Operated Stations

Market (Nielsen Fall 2018 Ranking)	Station	City of License	Frequency	License Expiration Date
Abilene, TX (#233)	KEAN-FM	Abilene, TX	105.1	August 1, 2021
	KEYJ-FM	Abilene, TX	107.9	August 1, 2021
	KMWX(FM)	Abilene, TX	92.5	August 1, 2021
	KSLI(AM)	Abilene, TX	1280	August 1, 2021
	KULL(FM)	Abilene, TX	100.7	August 1, 2021
	KYYW(AM)	Abilene, TX	1470	August 1, 2021
	K234DA(FX)(3)	Abilene, TX	94.7	Construction Permit
Albany-Schenectady-Troy, NY (#66)	WGNA-FM	Albany, NY	107.7	June 1, 2022
	WQBJ(FM)	Cobleskill, NY	103.5	June 1, 2022
	WQBK-FM	Rensselaer, NY	103.9	June 1, 2022
	WQSH(FM)	Malta, NY	105.7	June 1, 2022
	WTMM-FM	Mechanicville, NY	104.5	June 1, 2022
	W256BU(FX)(3)	Albany, NY	99.1	June 1, 2022
Amarillo, TX (#170)	KATP(FM)	Amarillo, TX	101.9	August 1, 2021
	KIXZ(AM)	Amarillo, TX	940	August 1, 2021
	KMXJ-FM	Amarillo, TX	94.1	August 1, 2021
	KPRF(FM)	Amarillo, TX	98.7	August 1, 2021
	KXSS-FM	Amarillo, TX	96.9	August 1, 2021
Atlantic City-Cape May, NJ (#154)	WENJ(FM)	Millville, NJ	97.3	June 1, 2022
	WFPG(FM)	Atlantic City, NJ	96.9	June 1, 2022
	WPGG(AM)	Atlantic City, NJ	1450	June 1, 2022
	WPUR(FM)	Atlantic City, NJ	107.3	June 1, 2022
	WSJO(FM)	Egg Harbor City, NJ	104.9	June 1, 2022
	W238CZ(FX)(3)	Atlantic City, NJ	95.5	Construction Permit
Augusta-Waterville, ME (#254)	WEBB(FM)	Waterville, ME	98.5	April 1, 2022
	WJZN(AM)	Augusta, ME	1400	April 1, 2022
	WMME-FM	Augusta, ME	92.3	April 1, 2022
	WTVL(AM)	Waterville, ME	1490	April 1, 2022
	W240DH(FX)(3)	Augusta, ME	95.9	April 1, 2022
Bangor, ME (#216)	WEZQ(FM)	Bangor, ME	92.9	April 1, 2022
	WBZN(FM)	Old Town, ME	107.3	April 1, 2022
	WDEA(AM)	Ellsworth, ME	1370	April 1, 2022
	WQCB(FM)	Brewer, ME	106.5	April 1, 2022
	WWMJ(FM)	Ellsworth, ME	95.7	April 1, 2022
Battle Creek, MI (#252)	WBCK(FM)	Battle Creek, MI	95.3	October 1, 2020
	WBXX(FM)	Marshall, MI	104.9	October 1, 2020
Billings, MT (#235)	KBUL(AM)	Billings, MT	970	April 1, 2021
	KCHH(FM)	Worden, MT	95.5	April 1, 2021
	KCTR-FM	Billings, MT	102.9	April 1, 2021
	KKBR(FM)	Billings, MT	97.1	April 1, 2021
	KMHK(FM)	Billings, MT	103.7	April 1, 2021
	K236AB(FX)(3)	Billings, MT	95.1	April 1, 2021

	K277DS(FX)(3)	Billings, MT	103.3	Construction Permit
Binghamton, NY (#194)	WAAL(FM)	Binghamton, NY	99.1	June 1, 2022
	WHWK(FM)	Binghamton, NY	98.1	June 1, 2022
	WNBF(AM)	Binghamton, NY	1290	June 1, 2022
	WWYL(FM)	Chenango Bridge, NY	104.1	June 1, 2022
	WYOS(AM)	Binghamton, NY	1360	June 1, 2022
	W221EJ(FX)(3)	Binghamton, NY	92.1	Construction Permit
Bismarck, ND (#253)	KACL(FM)	Bismarck, ND	98.7	April 1, 2021
	KBYZ(FM)	Bismarck, ND	96.5	April 1, 2021
	KKCT(FM)	Bismarck, ND	97.5	April 1, 2021
	KLXX(AM)	Bismarck-Mandan, ND	1270	April 1, 2021
	KUSB(FM)	Hazelton, ND	103.3	April 1, 2021
Boise, ID (#94)	KAWO(FM)	Boise, ID	104.3	October 1, 2021
	KCIX(FM)	Garden City, ID	105.9	October 1, 2021
	KFXD(AM)	Boise, ID	630	October 1, 2021
	KIDO(AM)	Nampa, ID	580	October 1, 2021
	KSAS-FM	Caldwell, ID	103.5	October 1, 2021
	KXLT-FM	Eagle, ID	107.9	October 1, 2021
	K298CN(FX)(3)	Boise, ID	107.5	October 1, 2021
	K288HG(FX)(3)	Boise, ID	105.5	Construction Permit
Bozeman, MT (Not Rated “NR”)	KISN(FM)	Belgrade, MT	96.7	April 1, 2021
	KMMS-FM	Bozeman, MT	95.1	April 1, 2021
	KMMS(AM)	Bozeman, MT	1450	April 1, 2021
	KPRK(AM)	Livingston, MT	1340	April 1, 2021
	KXLB(FM)	Livingston, MT	100.7	April 1, 2021
	KZMY(FM)	Bozeman, MT	103.5	April 1, 2021
	K254AL(FX)(3)	Livingston, MT	98.7	April 1, 2021
	K233DR(FX)(3)	Bozeman, MT	94.5	Construction Permit
Buffalo-Niagara Falls, NY (#58)	WBLK(FM)	Depew, NY	93.7	June 1, 2022
	WBUF(FM)	Buffalo, NY	92.9	June 1, 2022
	WMSX(FM)	Buffalo, NY	96.1	June 1, 2022
	WYRK(FM)	Buffalo, NY	106.5	June 1, 2022
Casper, WY (NR)	KKTL(AM)	Casper, WY	1400	October 1, 2021
	KRNK(FM)	Casper, WY	96.7	October 1, 2021
	KRVK(FM)	Vista West, WY	107.9	October 1, 2021
	KTRS-FM	Casper, WY	104.7	October 1, 2021
	KTWO(AM)	Casper, WY	1030	October 1, 2021
	KWYY(FM)	Midwest, WY	95.5	October 1, 2021
	K236CX(FX)(3)	Casper, WY	95.1	Construction Permit
	K270CT(FX) (3)	Casper, WY	101.9	Construction Permit
Cedar Rapids, IA (#206)	KDAT(FM)	Cedar Rapids, IA	104.5	February 1, 2021
	KHAK(FM)	Cedar Rapids, IA	98.1	February 1, 2021
	KRNA(FM)	Iowa City, IA	94.1	February 1, 2021
	KRQN(FM)(1)(3)	Vinton, IA	107.1	February 1, 2021
Cheyenne, WY (#263)	KGAB(AM)	Orchard Valley, WY	650	October 1, 2021
	KIGN(FM)	Burns, WY	101.9	October 1, 2021

	KLEN(FM)	Cheyenne, WY	106.3	October 1, 2021
	K258DN(FX)(3)	Orchard Valley, WY	99.5	Construction Permit
Danbury, CT (#201)	WINE(AM)	Brookfield, CT	940	April 1, 2022
	WRKI(FM)	Brookfield, CT	95.1	April 1, 2022
	WDBY(FM)	Patterson, NY	105.5	June 1, 2022
	WDBY-FM1(3)	Brookfield, CT	105.5	June 1, 2022
	W272EC(FX)(3)	Brookfield, CT	102.3	Construction Permit
Dubuque, IA (NR)	KLYV(FM)	Dubuque, IA	105.3	February 1, 2021
	KXGE(FM)	Dubuque, IA	102.3	February 1, 2021
	WDBQ(AM)	Dubuque, IA	1490	February 1, 2021
	WDBQ-FM	Galena, IL	107.5	December 1, 2020
	WJOD(FM)	Asbury, IA	103.3	February 1, 2021
Duluth-Superior, MN, WI (#210)	KKCB(FM)	Duluth, MN	105.1	April 1, 2021
	KLDJ(FM)	Duluth, MN	101.7	April 1, 2021
	WEBC(AM)	Duluth, MN	560	April 1, 2021
	KBMX(FM)	Proctor, MN	107.7	April 1, 2021
	W293CT(FX)(3)	Duluth, MN	106.5	April 1, 2021
El Paso, TX (#76)	KLAQ(FM)	El Paso, TX	95.5	August 1, 2021
	KROD(AM)	El Paso, TX	600	August 1, 2021
	KSII(FM)	El Paso, TX	93.1	August 1, 2021
Evansville, IN (#164)	WDKS(FM)	Newburgh, IN	106.1	August 1, 2020
	WGBF(AM)	Evansville, IN	1280	August 1, 2020
	WGBF-FM	Henderson, KY	103.1	August 1, 2020
	WJLT(FM)	Evansville, IN	105.3	August 1, 2020
	WKDQ(FM)	Henderson, KY	99.5	August 1, 2020
Faribault/Owatonna, MN (NR)	KDHL(AM)	Faribault, MN	920	April 1, 2021
	KQCL(FM)	Faribault, MN	95.9	April 1, 2021
	KRFO(AM)	Owatonna, MN	1390	April 1, 2021
	KRFO-FM	Owatonna, MN	104.9	April 1, 2021
	K234DB(FX)(3)	Owatonna, MN	94.7	Construction Permit
	K251CS(FX) (3)	Faribault, MN	98.1	Construction Permit
Flint, MI (#139)	WCRZ(FM)	Flint, MI	107.9	October 1, 2020
	WFNT(AM)	Flint, MI	1470	October 1, 2020
	WLCO(AM)	Lapeer, MI	1530	October 1, 2020
	WQUS(FM)	Lapeer, MI	103.1	October 1, 2020
	WRCL(FM)	Frankenmuth, MI	93.7	October 1, 2020
	WWBN(FM)	Tuscola, MI	101.5	October 1, 2020
Ft. Collins-Greeley, CO (#106)	KKPL(FM)	Cheyenne, WY	99.9	October 1, 2021
	KMAX-FM	Wellington, CO	94.3	April 1, 2021
	KTRR(FM)	Loveland, CO	102.5	April 1, 2021
	KUAD-FM	Windsor, CO	99.1	April 1, 2021
Grand Junction, CO (#238)	KEKB(FM)	Fruita, CO	99.9	April 1, 2021
	KBKL(FM)	Grand Junction, CO	107.9	April 1, 2021
	KMXY(FM)	Grand Junction, CO	104.3	April 1, 2021
	KKNN(FM)	Delta, CO	95.1	April 1, 2021
	KEXO(AM)	Grand Junction, CO	1230	April 1, 2021

	K243CP(FX)(3)	Grand Junction, CO	96.5	Construction Permit
Grand Rapids, MI (#68)	WFGR(FM)	Grand Rapids, MI	98.7	October 1, 2020
	WGRD-FM	Grand Rapids, MI	97.9	October 1, 2020
	WLHT-FM	Grand Rapids, MI	95.7	October 1, 2020
	WNWZ(AM)	Grand Rapids, MI	1410	October 1, 2020
	WTRV(FM)	Walker, MI	100.5	October 1, 2020
	W285FO(FX)(3)	Grand Rapids, MI	104.9	October 1, 2020
Kalamazoo, MI (#185)	WKFR-FM	Battle Creek, MI	103.3	October 1, 2020
	WKMI(AM)	Kalamazoo, MI	1360	October 1, 2020
	WRKR(FM)	Portage, MI	107.7	October 1, 2020
	W273AR(FX)(3)	Paw Paw, MI	102.5	October 1, 2020
Killeen-Temple, TX (#138)	KSSM(FM)	Copperas Cove, TX	103.1	August 1, 2021
	KUSJ(FM)	Harker Heights, TX	105.5	August 1, 2021
	KLTD(FM)	Temple, TX	101.7	August 1, 2021
	KTEM(AM)	Temple, TX	1400	August 1, 2021
	KOOC(FM)	Belton, TX	106.3	August 1, 2021
	K232FU(FX)(3)	Temple, TX	94.3	Construction Permit
Lafayette, LA (#110)	KPEL-FM	Breaux Bridge, LA	96.5	June 1, 2020
	KHXT(FM)	Erath, LA	107.9	June 1, 2020
	KMDL(FM)	Kaplan, LA	97.3	June 1, 2020
	KPEL(AM)	Lafayette, LA	1420	June 1, 2020
	KROF(AM)	Abbeville, LA	960	June 1, 2020
	KTDY(FM)	Lafayette, LA	99.9	June 1, 2020
	K277DQ(FX)(3)	Lafayette, LA	103.3	Construction Permit
Lake Charles, LA (#214)	KHLA(FM)	Jennings, LA	92.9	June 1, 2020
	KLCL(AM)	Lake Charles, LA	1470	June 1, 2020
	KJMH(FM)	Lake Arthur, LA	107.5	June 1, 2020
	KNGT(FM)	Lake Charles, LA	99.5	June 1, 2020
	KJEF(AM)	Jennings, LA	1290	June 1, 2020
	KTSR(FM)	De Quincy, LA	92.1	June 1, 2020
Lansing-East Lansing, MI (#128)	WFMK(FM)	East Lansing, MI	99.1	October 1, 2020
	WMMQ(FM)	East Lansing, MI	94.9	October 1, 2020
	WVFN(AM)	East Lansing, MI	730	October 1, 2020
	WITL-FM	Lansing, MI	100.7	October 1, 2020
	WJIM(AM)	Lansing, MI	1240	October 1, 2020
	WJIM-FM	Lansing, MI	97.5	October 1, 2020
	W272EB(FX)(3)	East Lansing, MI	102.3	Construction Permit
	W299CR(FX) (3)	Lansing, MI	107.7	Construction Permit
Laramie, WY (NR)	KCGY(FM)	Laramie, WY	95.1	October 1, 2021
	KOWB(AM)	Laramie, WY	1290	October 1, 2021
Lawton, OK (NR)	KLAW(FM)	Lawton, OK	101.3	June 1, 2021
	KVRW(FM)	Lawton, OK	107.3	June 1, 2021
	KZCD(FM)	Lawton, OK	94.1	June 1, 2021
Lubbock, TX (#169)	KFMX-FM	Lubbock, TX	94.5	August 1, 2021
	KFYO(AM)	Lubbock, TX	790	August 1, 2021
	KKAM(AM)	Lubbock, TX	1340	August 1, 2021

	KKCL-FM	Lorenzo, TX	98.1	August 1, 2021
	KQBR(FM)	Lubbock, TX	99.5	August 1, 2021
	KZII-FM	Lubbock, TX	102.5	August 1, 2021
	K280GU(FX)(3)	Lubbock, TX	103.9	Construction Permit
Lufkin-Nacogdoches, TX (NR)	KVLL-FM	Wells, TX	94.7	August 1, 2021
	KYKS(FM)	Lufkin, TX	105.1	August 1, 2021
	KAFX-FM	Diboll, TX	95.5	August 1, 2021
	KSFA(AM)	Nacogdoches, TX	860	August 1, 2021
	KTBQ(FM)	Nacogdoches, TX	107.7	August 1, 2021
	K283CW(FX)(3)	Nacogdoches, TX	104.5	Construction Permit
Missoula, MT (NR)	KYSS-FM	Missoula, MT	94.9	April 1, 2021
	KGVO(AM)	Missoula, MT	1290	April 1, 2021
	KMPT(AM)	East Missoula, MT	930	April 1, 2021
	KBAZ(FM)	Hamilton, MT	96.3	April 1, 2021
	KLYQ(AM)	Hamilton, MT	1240	April 1, 2021
	KAMM-FM	Frenchtown, MT	101.5	April 1, 2021
	KENR(FM)	Superior, MT	107.5	April 1, 2021
	KENR-FM1(3)	Missoula, MT	107.5	April 1, 2021
	K251CH(FX)(3)	Seeley Lake, MT	98.1	April 1, 2021
	K252FP(FX)(3)	Missoula, MT	98.3	April 1, 2021
	K259DD(FX)(3)	East Missoula, MT	99.7	April 1, 2021
Monmouth-Ocean, NJ (#55)	WADB(AM)	Asbury Park, NJ	1310	June 1, 2022
	WCHR-FM	Manahawkin, NJ	105.7	June 1, 2022
	WJLK(FM)	Asbury Park, NJ	94.3	June 1, 2022
	WOBM(AM)	Lakewood Township, NJ	1160	June 1, 2022
	WOBM-FM	Toms River, NJ	92.7	June 1, 2022
	W228EH(FX)(3)	Lakewood Township, NJ	93.5	June 1, 2022
	W244EE(FX) (3)	Asbury Park, NJ	96.7	Construction Permit
New Bedford-Fall River, MA (#182)	WBSM(AM)	New Bedford, MA	1420	April 1, 2022
	WFHN(FM)	Fairhaven, MA	107.1	April 1, 2022
	W258DR(FX)(3)	New Bedford, MA	99.5	Construction Permit
Odessa-Midland, TX (#165)	KBAT(FM)	Monahans, TX	99.9	August 1, 2021
	KODM(FM)	Odessa, TX	97.9	August 1, 2021
	KNFM(FM)	Midland, TX	92.3	August 1, 2021
	KZBT(FM)	Midland, TX	93.3	August 1, 2021
	KMND(AM)	Midland, TX	1510	August 1, 2021
	K236CP(FX)(3)	Lubbock, TX	95.1	August 1, 2021
Oneonta, NY (NR)	WBKT(FM)	Norwich, NY	95.3	June 1, 2022
	WCHN(AM)	Norwich, NY	970	June 1, 2022
	WDHI(FM)	Delhi, NY	100.3	June 1, 2022
	W232AS(FX)(3)	Oneonta, NY	94.3	June 1, 2022
	WDLA(AM)	Walton, NY	1270	June 1, 2022
	WDLA-FM	Walton, NY	92.1	June 1, 2022
	WDOS(AM)	Oneonta, NY	730	June 1, 2022
	WIYN(FM)	Deposit, NY	94.7	June 1, 2022
	WKXZ(FM)	Norwich, NY	93.9	June 1, 2022

	W232AT(FX)(3)	Norwich, NY	94.3	June 1, 2022
	W257BE(FX)(3)	Hamilton, NY	99.3	June 1, 2022
	WSRK(FM)	Oneonta, NY	103.9	June 1, 2022
	WTBD-FM	Delhi, NY	97.5	June 1, 2022
	WZOZ(FM)	Oneonta, NY	103.1	June 1, 2022
Owensboro, KY (NR)	WBKR(FM)	Owensboro, KY	92.5	August 1, 2020
	WOMI(AM)	Owensboro, KY	1490	August 1, 2020
	W256CF(FX)(3)	Owensboro, KY	99.1	August 1, 2020
	W279DV(FX)(3)	Owensboro, KY	103.7	Construction Permit
Pittsfield, MA (NR)	WBEC(AM)	Pittsfield, MA	1420	April 1, 2022
	WBEC-FM	Pittsfield, MA	95.9	April 1, 2022
	WNAW(AM)	North Adams, MA	1230	April 1, 2022
	WSBS(AM)	Great Barrington, MA	860	April 1, 2022
	WUPE(AM)	Pittsfield, MA	1110	April 1, 2022
	WUPE-FM	North Adams, MA	100.1	April 1, 2022
	W231AK(FX)(3)	Great Barrington, MA	94.1	April 1, 2022
	W277CJ(FX)(3)	Pittsfield, MA	103.3	April 1, 2022
	W234DD(FX)(3)	North Adams, MA	94.7	Construction Permit
Portland, ME (#99)	WBLM(FM)	Portland, ME	102.9	April 1, 2022
	WCYY(FM)	Biddeford, ME	94.3	April 1, 2022
	WHOM(FM)	Mount Washington, NH	94.9	April 1, 2022
	WJBQ(FM)	Portland, ME	97.9	April 1, 2022
Portsmouth-Dover-Rochester, NH (#122)	WSHK(FM)	Kittery, ME	105.3	April 1, 2022
	WOKQ(FM)	Dover, NH	97.5	April 1, 2022
	WSAK(FM)	Hampton, NH	102.1	April 1, 2022
	WPKQ(FM)	North Conway, NH	103.7	April 1, 2022
	W250AB(FX)(3)	Manchester, NH	97.9	April 1, 2022
Poughkeepsie, NY (#167)	WRRB(FM)	Arlington, NY	96.9	June 1, 2022
	WCZX(FM)	Hyde Park, NY	97.7	June 1, 2022
	WPDA(FM)	Jeffersonville, NY	106.1	June 1, 2022
	WKXP(FM)	Kingston, NY	94.3	June 1, 2022
	WRRV(FM)	Middletown, NY	92.7	June 1, 2022
	WEOK(AM)	Poughkeepsie, NY	1390	June 1, 2022
	WPDH(FM)	Poughkeepsie, NY	101.5	June 1, 2022
	WZAD(FM)	Wurtsboro, NY	97.3	June 1, 2022
	W239AC(FX)(3)	Middletown, NY	95.7	June 1, 2022
Presque Isle, ME (NR)	WBPW(FM)	Presque Isle, ME	96.9	April 1, 2022
	WOZI(FM)	Presque Isle, ME	101.9	April 1, 2022
	WQHR(FM)	Presque Isle, ME	96.1	April 1, 2022
Quad Cities, IA-IL (#155)	KJOC(FM)	Bettendorf, IA	93.5	February 1, 2021
	KBOB(AM)	Davenport, IA	1170	February 1, 2021
	KIIK-FM	De Witt, IA	104.9	February 1, 2021
	WXLP(FM)	Moline, IL	96.9	December 1, 2020
	KBEA-FM	Muscatine, IA	99.7	February 1, 2021
	K281DB(FX)(3)	Davenport, IA	104.1	Construction Permit
Quincy, IL-Hannibal, MO (NR)	KHMO(AM)	Hannibal, MO	1070	February 1, 2021

	KICK-FM	Palmyra, MO	97.9	February 1, 2021
	KRRY(FM)	Canton, MO	100.9	February 1, 2021
	WLIQ(AM)	Quincy, IL	1530	December 1, 2020
Richland-Kennewick-Pasco, WA (#177)	KEYW(FM)	Pasco, WA	98.3	February 1, 2022
	KFLD(AM)	Pasco, WA	870	February 1, 2022
	KOLW(FM)	Basin City, WA	97.5	February 1, 2022
	KORD-FM	Richland, WA	102.7	February 1, 2022
	KXRX(FM)	Walla Walla, WA	97.1	February 1, 2022
Rochester, MN (#220)	KFIL-FM	Chatfield, MN	103.1	April 1, 2021
	KFIL(AM)	Preston, MN	1060	April 1, 2021
	KDOC-FM	Eyota, MN	103.9	April 1, 2021
	KOLM(AM)	Rochester, MN	1520	April 1, 2021
	KROC(AM)	Rochester, MN	1340	April 1, 2021
	KROC-FM	Rochester, MN	106.9	April 1, 2021
	KWWK(FM)	Rochester, MN	96.5	April 1, 2021
	KDCZ(FM)	St. Charles, MN	107.7	April 1, 2021
	KVGO(FM)	Spring Valley, MN	104.3	April 1, 2021
	KYBA(FM)	Stewartville, MN	105.3	April 1, 2021
	K285EL(FX)(3)	Rochester, MN	104.9	April 1, 2021
	K293CV(FX)(3)	Rochester, MN	106.5	April 1, 2021
	K245CX(FX)(3)	Rochester, MN	96.9	Construction Permit
Rockford, IL (#162)	WXXQ(FM)	Freeport, IL	98.5	December 1, 2020
	WKGL-FM	Loves Park, IL	96.7	December 1, 2020
	WROK(AM)	Rockford, IL	1440	December 1, 2020
	WZOK(FM)	Rockford, IL	97.5	December 1, 2020
	W241DF(FX)(3)	Rockford, IL	96.1	Construction Permit
San Angelo, TX (#256)	KELI(FM)	San Angelo, TX	98.7	August 1, 2021
	KGKL(AM)	San Angelo, TX	960	August 1, 2021
	KGKL-FM	San Angelo, TX	97.5	August 1, 2021
	KKCN(FM)	Ballinger, TX	103.1	August 1, 2021
	KKCN-FM1(3)	San Angelo, TX	103.1	August 1, 2021
	KNRX(FM)	Sterling City, TX	96.5	August 1, 2021
	KNRX-FM1(3)	San Angelo, TX	96.5	August 1, 2021
Sedalia, MO (NR)	KSDL(FM)	Sedalia, MO	92.3	February 1, 2021
	KSIS(AM)	Sedalia, MO	1050	February 1, 2021
	KXKX(FM)	Knob Noster, MO	105.7	February 1, 2021
Shelby, MT (NR)	KSEN(AM)	Shelby, MT	1150	April 1, 2021
	KZIN-FM	Shelby, MT	96.7	April 1, 2021
Shreveport, LA (#140)	KEEL(AM)	Shreveport, LA	710	June 1, 2020
	KXKS-FM	Shreveport, LA	93.7	June 1, 2020
	KRUF(FM)	Shreveport, LA	94.5	June 1, 2020
	KVKI-FM	Shreveport, LA	96.5	June 1, 2020
	KWKH(AM)	Shreveport, LA	1130	June 1, 2020
	KTUX(FM)	Carthage, TX	98.9	August 1, 2021
	K269GO(FX)(3)	Shreveport, LA	101.7	June 1, 2020
	K277DO(FX)(3)	Shreveport, LA	103.3	Construction Permit

Sioux Falls, SD (#187)	KSOO(AM)	Sioux Falls, SD	1000	April 1, 2021
	KKLS-FM	Sioux Falls, SD	104.7	April 1, 2021
	KIKN-FM	Salem, SD	100.5	April 1, 2021
	KXRB(AM)	Sioux Falls, SD	1140	April 1, 2021
	KMXC(FM)	Sioux Falls, SD	97.3	April 1, 2021
	KYBB(FM)	Canton, SD	102.7	April 1, 2021
	KXRB-FM	Brandon, SD	100.1	April 1, 2021
	KSOO-FM	Lennox, SD	99.1	April 1, 2021
	K245DH(FX)(3)	Sioux Falls, SD	96.9	Construction Permit
	K272FZ(FX) (3)	Sioux Falls, SD	102.3	Construction Permit
St. Cloud, MN (#186)	KLZZ(FM)	Waite Park, MN	103.7	April 1, 2021
	KMXK(FM)	Cold Spring, MN	94.9	April 1, 2021
	KXSS(AM)	Waite Park, MN	1390	April 1, 2021
	KZRV(FM)	Sartell, MN	96.7	April 1, 2021
	WJON(AM)	St. Cloud, MN	1240	April 1, 2021
	WWJO(FM)	St. Cloud, MN	98.1	April 1, 2021
	W230DG(FX)(3)	Waite Park, MN	93.9	Construction Permit
	W237EU(FX) (3)	St. Cloud, MN	95.3	Construction Permit
Texarkana, TX-AR (#240)	KKYR-FM	Texarkana, TX	102.5	August 1, 2021
	KOSY(AM)	Texarkana, AR	790	June 1, 2020
	KPWW(FM)	Hooks, TX	95.9	August 1, 2021
	KYGL(FM)	Texarkana, AR	106.3	June 1, 2020
	KMJI(FM)	Ashdown, AR	93.3	June 1, 2020
	K298DB(FX)(3)	Texarkana, AR	107.5	Construction Permit
Trenton, NJ (#152)	WKXW(FM)	Trenton, NJ	101.5	June 1, 2022
	WCHR(AM)	Flemington, NJ	1040	June 1, 2022
	WNJE(AM)	Trenton, NJ	920	June 1, 2022
	WPST(AM)	Trenton, NJ	94.5	June 1, 2022
Tuscaloosa, AL (#209)	WBEI(FM)	Reform, AL	101.7	April 1, 2020
	WFFN(FM)	Coaling, AL	95.3	April 1, 2020
	WNPT-FM	Marion, AL	102.9	April 1, 2020
	WTBC(AM)	Tuscaloosa, AL	1230	April 1, 2020
	WTSK(AM)	Tuscaloosa, AL	790	April 1, 2020
	WTUG-FM	Northport, AL	92.9	April 1, 2020
	W261BT(FX)(3)	Tuscaloosa, AL	100.1	April 1, 2020
	W265CG(FX)(3)	Tuscaloosa, AL	100.9	April 1, 2020
	W227DD(FX)(3)	Brent, AL	93.3	April 1, 2020
Twin Falls-Sun Valley, ID (#243)	KEZJ-FM	Twin Falls, ID	95.7	October 1, 2021
	KLIX(AM)	Twin Falls, ID	1310	October 1, 2021
	KLIX-FM	Twin Falls, ID	96.5	October 1, 2021
	KSNQ(FM)	Twin Falls, ID	98.3	October 1, 2021
	K241DD(FX)(3)	Twin Falls, ID	96.1	Construction Permit
Tyler-Longview, TX (#143)	KISX(FM)	Whitehouse, TX	107.3	August 1, 2021
	KNUE(FM)	Tyler, TX	101.5	August 1, 2021
	KTYL-FM	Tyler, TX	93.1	August 1, 2021
	KKTX-FM	Kilgore, TX	96.1	August 1, 2021

Utica/Rome, NY (#172)	WFRG-FM	Utica, NY	104.3	June 1, 2022
	WIBX(AM)	Utica, NY	950	June 1, 2022
	WLZW(FM)	Utica, NY	98.7	June 1, 2022
	WOUR(FM)	Utica, NY	96.9	June 1, 2022
	WODZ-FM	Rome, NY	96.1	June 1, 2022
	W295DI(FX)(3)	Utica, NY	106.9	Construction Permit
Victoria, TX (NR)	KIXS(FM)	Victoria, TX	107.9	August 1, 2021
	KLUB(FM)	Bloomington, TX	106.9	August 1, 2021
	KQVT(FM)	Victoria, TX	92.3	August 1, 2021
	KTXN-FM(2)(3)	Victoria, TX	98.7	August 1, 2021
Waterloo-Cedar Falls, IA (#236)	KOEL(AM)	Oelwein, IA	950	February 1, 2021
	KOEL-FM	Cedar Falls, IA	98.5	February 1, 2021
	KKHQ-FM	Oelwein, IA	92.3	February 1, 2021
	KCRR(FM)	Grundy Center, IA	97.7	February 1, 2021
Wichita Falls, TX (#248)	KBZS(FM)	Wichita Falls, TX	106.3	August 1, 2021
	KNIN-FM	Wichita Falls, TX	92.9	August 1, 2021
	KWFS(AM)	Wichita Falls, TX	1290	August 1, 2021
	KWFS-FM	Wichita Falls, TX	102.3	August 1, 2021
	K245CZ(FX)(3)	Wichita Falls, TX	96.9	Construction Permit
Yakima, WA (#199)	KATS(FM)	Yakima, WA	94.5	February 1, 2022
	KDBL(FM)	Toppenish, WA	92.9	February 1, 2022
	KFFM(FM)	Yakima, WA	107.3	February 1, 2022
	KIT(AM)	Yakima, WA	1280	February 1, 2022
	KMGW(FM)	Naches, WA	99.3	February 1, 2022
	KUTI(AM)	Yakima, WA	1460	February 1, 2022
	K232CV(FX)(3)	Ellensburg, WA	94.3	February 1, 2022
	K267CV(FX)(3)	Yakima, WA	101.3	Construction Permit
(1) Townsquare Media Cedar Rapids, LLC programs KRQN(FM) pursuant to a TBA.
(2) Townsquare Media Victoria, LLC programs KTXN-FM pursuant to an LMA.
(3) Our station count of 321 excludes the booster, LMA and TBA stations, as well as FM translators listed above. “(FX)” is used to identify FM translator stations. The “FM1” suffix after a call sign means the station is a booster station, rebroadcasting the programming of the station listed above it with the same four-letter call sign
Regulatory Approvals
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
A radio station that brokers more than 15.0% of the weekly content hours on another radio station in its market will be considered to have an attributable ownership interest in the brokered radio station for purposes of the FCC’s ownership rules. As a result, a radio station may not enter into a LMA that allows it to program more than 15.0% of the weekly content hours of another radio station that it could not own under the FCC’s multiple ownership rules.
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
Antitrust and Market Concentration Considerations
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”), either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the radio stations to be acquired is above a certain threshold that increases periodically (presently $90.0 million as of March 8, 2019). Our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire additional radio stations in its existing markets or multiple radio stations in new markets and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain radio stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35.0% of local radio advertising revenue, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35.0% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35.0% share of radio advertising revenue in many of our markets.
The DOJ enforces the antitrust laws in the broadcasting industry and there can be no assurance that one or more of any future acquisitions will not be the subject of an investigation or enforcement action by the DOJ. Similarly, there can be no assurance that the DOJ, the FTC or the FCC will not prohibit such acquisitions, require that they be restructured, or require that we divest radio stations we already own in connection with an acquisition. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition.
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

ITEM 1A. RISK FACTORS
An investment in Townsquare involves a variety of risks and uncertainties. The following factors and other factors discussed in this Annual Report on Form 10-K could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere in future Securities and Exchange Commission reports or statements made by our management from time to time. These factors may have a material adverse effect on our business, financial condition, operating results and cash flows, and should be carefully considered. We may update these factors in our future periodic reports.
Risks Related to Our Business
Decreased spending by advertisers, decline in attendance of our live events and changes in the economy may have a material adverse effect on our business.
Because a substantial majority of our net revenue is generated from the sale of local, regional and national advertising on our radio stations, digital properties and at our live events, a downturn or reduction in consumer confidence in the U.S. economy may have a material adverse impact on our business, financial condition and results of operations, as advertisers generally reduce their spending during such periods. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets (including concentrations in and around the Northeast, Upper Midwest, Texas and the Mountain West) could be adversely affected by local or regional economic downturns. A downturn in the U.S. economy could also adversely affect our ability to collect accounts receivable from advertisers.
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
A decline in attendance at or reduction in the number of concerts, festivals, consumer expositions and other experiential events and other forms of entertainment may have an adverse effect on revenue and operating income from our live events business. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending and advertisers have reduced their advertising expenditures. Consumer discretionary spending is sensitive to many factors such as employment, fuel and energy prices, inflation and general economic conditions, and as a result, the risks associated with our live events business may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at our live events. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorships and our ability to generate revenue from live events or grow our live events business.
We may lose audience ratings, market share and advertising revenue to competing radio stations or other types of media competitors.
We operate in a highly competitive industry. Our radio operations compete for audiences and advertising market share with other radio stations and radio station groups, radio networks, other syndicated content and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, internet radio, the internet, outdoor advertising, mobile devices and other portable digital audio players. We also compete for advertising dollars with other large companies, such as Facebook, Google and Amazon. Any adverse change in a particular market or in the relative market positions of the radio stations located in a particular market, or any adverse change in audiences’ preferences could have a material adverse effect on our ratings or revenue. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future, offer syndicated content that competes with our content, or try to acquire distribution rights of media content and products or on-air talent that we use or have under contract, and these companies may be larger and have more financial resources than we do. In addition, some of our competitors are larger and have substantially more financial and other resources than we do, which could provide them with certain advantages in competing against us. The lifting of cross ownership rules by the FCC in 2018 also further removed barriers to competition from local media companies who might purchase radio stations in our markets.
In addition, from time to time, other radio stations may change their format or content, or a radio station may adopt a format to compete directly with us for audiences and advertisers. These tactics could result in lower ratings, lower market share and lower advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Audience preferences as to format or content may also shift due to demographic changes, personnel or other content changes, a decline in broadcast listening trends or other reasons. We may not be able to adapt to these changes or trends, any of which could have a material adverse impact on our business, financial condition and results of operations. If we elect to make significant changes to our format or content to respond to changes in audience preferences or competition in a number of markets, such changes could utilize significant management resources, capital and time to implement and our new format and content may not be successful.
We face substantial competition for advertising revenue in our various markets from free and paid newspapers, magazines, websites, digital platforms and applications, television, radio, other forms of media, direct marketing and online advertising networks and exchanges. Competition for advertising is generally based on audience levels and demographics, price, service and advertising results. It has intensified both as a result of the continued development and fragmentation of digital media and during adverse economic conditions. Competition from all of these media and services affects our ability to attract and retain advertisers and consumers and to maintain or increase our advertising rates.
Our business, financial condition and results of operations may be adversely affected if we are unable to acquire certain broadcast rights or our broadcast rights contracts are not renewed on sufficiently favorable terms.
The acquisition of broadcast rights is highly competitive, and we may be adversely impacted by certain exclusive content rights held by our competitors. We sometimes enter into broadcast rights contracts in the ordinary course of business for both the acquisition and distribution of media content and products, including contracts for both the acquisition and distribution of content rights for sporting events and other programs, and contracts relating to content produced by third parties on our radio stations. If we are unable to renew these contracts, as they expire, on acceptable terms, we may lose these rights, the related content and the related revenue. Even if these contracts are renewed, the cost of obtaining content rights may increase (or increase at faster rates than in the past) or the revenue from distribution of content may be reduced (or increase at slower rates than in the past). The impact of broadcast rights contracts for the acquisition of content rights on our results over the terms of the contracts will depend on a number of factors beyond our control, including the strength of advertising markets, effectiveness of marketing efforts, the size of audiences, and the related contract expenses and costs. There can be no assurance that revenue from content based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the content.
Our results are dependent on radio advertising revenue, which can vary from even to odd-numbered years based on the volatility and unpredictability of political advertising revenue.
Approximately 2.1%, 0.6% and 2.3% of our net revenue, for the years ended December 31, 2016, 2017 and 2018, respectively, consisted of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years and especially the years in which the U.S. President is elected, has the potential to create fluctuations in our operating results on a year-to-year basis. For example, during 2016 and 2018, we had political advertising revenue of $9.0 million and $10.0 million, respectively, compared to $2.4 million in 2017. In addition, political advertising revenue is dependent on the level of political ad spend and competitiveness of local, state and national elections within each local market.
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
We use studios, satellite systems, transmitter facilities and the internet to originate and/or distribute our content. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite downlinks, telecom circuits and internet connectivity. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), various acts of terrorism, war or armed conflict, power outages, major telecom and internet connectivity failures or satellite failures. Our ability to distribute content to our radio station audience and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until we fix issues that arise or third-party services resume when applicable, the inability to originate or distribute content could have a material adverse effect on our business, financial condition and results of operations.
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
Our future revenue and earnings growth will be significantly impacted by our newer digital lines of business.
We are investing significant capital and employee resources in Townsquare Interactive, our digital marketing solutions business, and Townsquare Ignite, our programmatic digital advertising business. Developing new lines of business with high-growth prospects, beyond our historical core business, is speculative and complex, and commercial success will depend on a number of new risks, opportunities and uncertainties specific to each line of business. These digital business lines are subject to significant competition and are subject to rapidly changing technology and evolving standards. As we continue to expand into these new markets, we will also face new sources of competition, including, in certain of these markets, from companies with longer operating histories, established customer bases, greater brand recognition and more financial, technical, marketing, and related resources. We will need to cultivate new relationships with customers, third party providers and other partners in each of these markets. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures. In addition, there can be no assurance that our digital technologies we use or develop will be adequate, or that we will be able to establish our proprietary right to the technologies we rely upon.
The ability to grow Townsquare Interactive depends in large part on maintaining and expanding our subscriber base. To do so, we must convince prospective subscribers of the benefits of our technology platform and existing subscribers of the continuing value of our products and services. Most of our contracts with subscribers are terminable upon short or no notice. The digital marketing solutions sector is highly competitive. We believe our solutions are well positioned to serve the SMBs in the small and mid-sized markets we upon which we focus. However, if our net subscriber base decreases, our business, financial condition and operating results will be adversely affected.
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
The radio broadcasting and digital advertising industries are subject to technological change, evolving industry standards and the emergence of new media technologies and trends. We may not have the resources to acquire new technologies or to introduce new services that could compete with these new technologies and may allow us to adapt to new trends.
Various new media technologies and services have been or are being developed or introduced, including:

•	satellite-delivered digital audio radio service, which resulted in subscriber-based satellite radio services with numerous niche formats;

•	audio content by cable systems, direct-broadcast satellite systems, personal communications systems, content available over the internet and other digital audio broadcast formats;

•	in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	Low-Power FM radio stations, which are non-commercial FM radio broadcast outlets, that serve small, localized areas;

•	applications that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements (e.g. podcasts);

•	iPhone/iPod/iPad and similar mobile devices;

•	gaming consoles, in-home entertainment and enhanced automotive platforms;

•	voice activated smart speakers; and

•	streaming internet services such as Spotify and Pandora.
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
In addition, we cannot predict the effect, if any, that competition arising from new technologies may have on the radio broadcasting and digital advertising industries or on our business, financial condition and results of operations, some of which could result in the imposition of significant costs and expenses not previously part of our business operations.
If we lose key members of our senior management team, our business could be disrupted and our financial performance could suffer. Our business depends upon the continued efforts, abilities and expertise of our senior management team.
The leadership, skills and experience of our senior management team are critical to our operations, and the loss of one or more members of our senior management team could have a material adverse effect on our business, financial condition and results of operations, including impairing our ability to execute and evolve our business strategy. We believe that our future success will depend greatly on our continued ability to attract, retain and motivate highly skilled and qualified personnel.
We may lose key on-air talent to competing radio stations or other types of media competitors.

The success of our radio stations is significantly impacted by our on-air talent, and we compete for creative and performing on-air talent with other radio stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, cable television, satellite television, the internet and satellite radio. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons, and the contracts we have with certain talent generally are limited in duration. Any adverse changes in particular programs or on-air talent generally could have a material adverse effect on our ratings and our ability to attract advertisers, which could negatively impact our business, financial condition or results of operations.
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
Completion of any acquisition may be approved by regulatory authorities subject to our compliance with certain conditions. These conditions may be onerous, and may include the requirement that we divest certain assets, which may include radio stations we already own or we propose to acquire. We cannot be certain whether we would be willing to satisfy any of these conditions or whether they can be satisfied, the timing thereof, or the potential impact on us any such conditions may have. In addition, the FCC has in the past asserted the authority to review levels of local radio market concentration as part of its acquisition approval process, even where proposed assignments would comply with the numerical limits on local radio station ownership in the FCC’s rules and the Communications Act.
Our acquisition strategy involves numerous other risks, including risks associated with:

•	identifying acquisition candidates, competing for such acquisitions and negotiating definitive purchase agreements on satisfactory terms, and the related costs of these activities;

•	integrating operations, systems, and other internal controls, and managing a large and geographically diverse group of assets;

•	unsatisfactory returns on investment or an inability to achieve anticipated synergies on a timely basis or at all;

•	diverting our management’s attention from other business concerns;

•	entry into new markets and geographic areas where we have limited or no experience;

•	retaining key employees, customers, suppliers or other third party relationships of the acquired businesses;

•	assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify;

•	non-cash impairment charges or other accounting charges relating to the acquired assets;

•	tax costs or inefficiencies; and

•	a diminishing number of properties available for sale in appropriately sized and located markets.
We cannot be certain that we will be able to successfully integrate any recent or future acquisitions or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire properties at valuations as favorable as those of previous acquisitions. Depending upon the nature, size and timing of potential future acquisitions, we may be required to raise additional financing or issue additional securities in order to consummate additional acquisitions. Our debt agreements, as may be in place at any time, may not permit us to consummate an acquisition or access the necessary additional financing because of certain covenant restrictions. Furthermore, we cannot be certain that additional capital will be available to us or, if available, that capital would be on terms acceptable to our management team.

Due to various market and financial conditions, we may not be able to successfully complete future acquisitions or future dispositions of our radio stations.
We pursue strategic acquisitions when such acquisitions are strategic and financially additive and meet our overall business needs. We engage in strategic sales of our assets from time to time, as it makes financial sense to do so and meets our overall business needs. We have also been required by the FCC to divest radio stations. However, in light of the current financial and economic market conditions, both in the radio industry and in the overall U.S. economy, our consummation of future acquisitions or dispositions, even those required radio station divestitures, is uncertain and may be difficult.
We face intense competition in the live events industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.
The live events industry is highly competitive, and we may not be able to maintain or increase our current revenue due to such competition. The live events industry competes with other forms of music and non-music entertainment for consumers’ discretionary spending and within this industry we compete with other venues to win contracts and book talent, and, in the markets in which we promote music concerts and festivals, we face competition from other promoters and venue operators. Our competitors compete with us for key employees who have existing talent relationships and that have a history of being able to book talent for concerts and tours. Our competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential customers, talent, staffing and venues. Our competitors may develop services, advertising options or venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. In addition, although many live events formats are annual in nature, there is risk that they will reach the end of their product life cycle as consumer tastes evolve and we will not be able to develop new events that cater to new consumer preferences. Finally, it is possible that new competitors may emerge and rapidly acquire significant market share.
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
We have a significant amount of indebtedness. As of December 31, 2018, we had $555.3 million of outstanding indebtedness, net of deferred financing costs of $5.2 million, with annual interest expense requirements of approximately $34.0 million. Interest expense for the year ended December 31, 2018 was $34.3 million, which represented 72.8% of cash flow from operating activities for continuing operations. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We may incur substantial additional amounts of indebtedness, as well as incur significant non-debt obligations, which could further exacerbate the risks associated with such indebtedness. Our substantial indebtedness could have other significant effects on our business.
For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of opportunities to grow our business;

•	make it more difficult to satisfy our financial obligations;

•	limit our ability to continue to make quarterly dividend payments;

•	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

In addition, the agreements evidencing or governing our current indebtedness do contain, and the agreements evidencing or governing our future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would have a material adverse effect on our business.
Increases in or new royalties could adversely impact our business, financial condition and results of operations.
We pay royalties to song composers and publishers through four professional rights organizations (“PROs”), which currently are Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”), SESAC, Inc. (“SESAC”) and Global Music Rights, Inc. (“GMR”), for the performance of music on our radio stations and websites. Royalty rates are subject to adjustment and it is possible that our royalty rates associated with obtaining rights to use musical compositions and sound recordings in our programming content could increase as a result of private negotiations, regulatory rate-setting processes, or administrative and court decisions. In addition, the emergence of one or more new PROs could increase the royalties we pay.
From time to time, Congress considers legislation that could require that radio broadcasters pay performance royalties to record labels and recording artists. The proposed legislation has been the subject of considerable debate and activity by the radio broadcast industry and other parties that could be affected. We cannot predict whether any proposed legislation will become law. The proposed legislation would add an additional layer of royalties to be paid directly to record labels and artists. It is currently unknown what proposed legislation, if any, will become law, however such an additional royalty could have an adverse effect on our business, financial condition and results of operations.

The Department of Justice has been considering whether to reform or terminate the long-standing consent decrees that govern music licensing by ASCAP and BMI. Additionally, there has been litigation concerning whether these consent decrees require full-work licensing, resulting in a ruling by a federal appeals court that they do not. The reformation or termination of these consent decrees and the resolution of the full-work licensing issue each could lead to the increase of our royalty rates associated with obtaining rights to use musical compositions and sound recordings in our programming content.
Poor weather and personal injuries or accidents may adversely affect expenses and attendance at our live events, which could negatively impact our financial performance from period to period.
We produce, promote and/or ticket many live events. Weather conditions surrounding these events affect sales of tickets, concessions and merchandise, among other things, particularly at our outdoor live events. Poor weather conditions can have a material effect on our results of operations particularly because we produce, promote and/or ticket a finite number of events. Due to weather conditions, we may be required to cancel or reschedule an event to another available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as food, beverage, and merchandise sales. Poor weather can affect current periods as well as successive events in future periods, any of which could adversely affect our business, financial condition and results of operations. For certain events, we have cancellation insurance policies in place to cover a portion of our losses but this coverage may not be sufficient and is subject to deductibles.
There are inherent risks involved with producing live events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live events at any of our venues or festival sites that we own or rent, could also result in claims, reducing operating income or reducing attendance at our events, which could cause a decrease in our revenue. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or events or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.
A security breach or a cyber-attack could adversely affect our business.
A security breach or cyber-attack of our computer systems could interrupt or damage our operations or harm our reputation. A security breach could occur both from external sources, including malicious attacks and third party service provider vulnerabilities, as well as internal sources, such as employee error, failures in our security measures or vulnerabilities in our networks or code base. Any security breaches of our computer systems, including repeated or sustained attacks or disruptions, could interrupt delivery of services to customers, potentially increasing costs and reducing revenue. If third parties or our employees are able to penetrate our network security or otherwise misappropriate personal information or contact information of our customers, audience, business partners or advertisers, or if we give third parties or our employees improper access to such data, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Even in the absence of bad actors, unidentified vulnerabilities or glitches in our systems could result in loss of business critical data or otherwise compromise the confidentiality, integrity or availability of such data. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices. We could also be subject to regulatory action in certain jurisdictions.
The number and scale of cyber-attacks causing significant business disruptions, such as global ransomware attacks, are increasing and could pose a risk to our ability to deliver our services and operate our business. Such an attack could disrupt our service delivery for an indeterminate period of time, as well as compromise or destroy personal and business-critical data and information within our control. Recovering from such an attack may require significant resources to restore business operations and our services, including personnel time and capital costs. In some cases, recovery of such data may not be possible. If a security breach results in the exposure or unauthorized disclosure of personal information, we could incur additional costs associated with data breach notification and remediation expenses, investigation costs, regulatory penalties and fines, and legal proceedings. Our insurance coverage may not be adequate to cover all the costs related to such breaches or attacks.
We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential consumer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or cyber-attacks or to alleviate problems caused by such breaches or attacks. Our security measures are designed to protect against security breaches and cyber-attacks but may not be adequate, implemented properly, or appropriately complied with internally to prevent a security breach or cyber-attack. No network or system can ever be completely secure. Our failure to prevent such security breaches and cyber-attacks could subject us to liability, adversely affect our results of operations and damage our reputation.
Our engagement of third party service providers increases our exposure to security and data privacy risks.
Select business operations, including online advertising, analytics engines and data storage, rely on partnerships with third party service providers, the operations, practices, and processes of which are outside our control. Despite due diligence in engaging these third parties, we cannot guarantee that these third parties will adequately protect the personal information that we share with, or that is collected on our behalf by, such third parties or that such third parties will fully or sufficiently comply with all applicable data protection laws. The failure of our third party service providers to adequately protect our personal information could result in a security breach of our personal information, potentially exposing us to the liability of a data breach or mishandling of personal information.
Under recent developments in data protection laws, particularly the European Union’s General Data Protection Regulation, we may be liable for the compliance of any third parties engaged to process personal information on our behalf with applicable data protection laws. If any of our third party service providers fail to comply with applicable laws, we may face additional exposure and liability on behalf of such providers. While we attempt to control against such outcomes through our vetting of third party service providers and with appropriate contractual obligations, we cannot ensure our third party service providers will fully comply with all such obligations. Moreover, the regulatory landscape is constantly evolving and subject to ongoing interpretations and guidance from regulatory authorities.
Capital requirements necessary to operate our business or consummate acquisitions could pose risks.
Our business requires a certain level of capital expenditures. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could be forced to reduce or delay investments and capital expenditures, adversely impacting our business, financial condition and results of operations. In addition, we may be required to increase our debt and/or issue equity securities in order to consummate an acquisition, and we may not have sufficient cash flows and capital resources to consummate one or more acquisitions. In addition, our ability to obtain financing depends on a number of other factors, many of which are also beyond our control, such as interest rates and national and local business conditions. If the cost of obtaining needed financing is too high or the terms of such financing are otherwise unacceptable in relation to the acquisition opportunity we are presented with, we may decide to forego that opportunity. Additional indebtedness could increase our leverage and make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.
Future losses could be caused by future asset impairment of our FCC licenses and/or goodwill.
Under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 350, “Intangibles-Goodwill and Other,” goodwill and indefinite-lived intangibles, including FCC licenses, are not amortized but instead are tested for impairment at least annually, or more frequently if events or circumstances indicate that there may be an impairment. Impairment is measured as the excess of the carrying value of the goodwill or intangible asset over its fair value. Intangible assets that have finite useful lives continue to be amortized over their useful lives and are also measured for impairment if events or circumstances indicate that they may be impaired. Impairment losses are recorded as operating expenses.
As of December 31, 2018, our FCC licenses and goodwill comprised approximately 48.0% and 24.4% of our consolidated total assets, respectively. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. The fair value measurements for both our goodwill and indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.

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
At December 31, 2018 the Company performed its annual impairment test which resulted in impairment charges of $19.9 million on its FCC licenses and $12.5 million on goodwill. Refer to Note 7 for additional information.
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
Certain of our products and services depend on the ability of our audience to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies and government-owned service providers. Some of these providers may take measures that could degrade, disrupt, or increase the cost of, access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our audience to provide or access our offerings. Such interference could result in a loss of existing audience and advertisers, and increased costs, and could impair our ability to attract new audience and advertisers, thereby harming our revenue and growth.
We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or natural disasters.
The occurrence of extraordinary events, such as terrorist attacks, natural disasters, intentional or unintentional mass casualty incidents or similar events may substantially impact our operations in specific geographic areas, as well as nationally, and it may decrease the use of and demand for advertising, and the attendance at our live events, which may decrease our revenue or expose us to substantial liability. The occurrence of future terrorist attacks, military actions by the U.S., contagious disease outbreaks or other unforeseen similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies where we do business in general and specifically in the market for advertising or live events. In addition, an act of God or a natural disaster could adversely impact any one or more of the markets where we do business, thereby impacting our business, financial condition and results of operations.
Risks Related to Governmental Regulation and Legislation
Our business depends upon licenses issued by the FCC, and if licenses were not renewed or we were to be out of compliance with FCC regulations and policies, our business could be materially impaired.
The radio industry is subject to extensive regulation by the FCC under the Communications Act. Our radio stations depend upon maintaining their broadcasting licenses issued by the FCC, which are currently issued for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, the FCC granted all of the license renewal applications that were filed for our radio stations. The next license renewal cycle beings in 2019. We cannot be certain that our future license renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our business, financial condition and results of operations, result in material impairment and adversely affect our liquidity and financial condition. If any of our FCC licenses are not renewed, it would prevent us from operating the affected radio station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a radio station license while a renewal application for that radio station is pending. In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on our operations and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our business. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our business, financial condition and results of operations. For further details on federal regulation of radio broadcasting, see “Business-Federal Regulation of Radio Broadcasting.”
The FCC has been vigorous in its enforcement of its rules and regulations, including its indecency and sponsorship identification rules, violations of which could have a material adverse effect on our business.
The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live content. The FCC vigorously enforces its indecency rules against the broadcasting industry as a whole and violations of these rules may result in fines or, in some instances, revocation of a FCC license. The FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications.
The FCC also can impose separate fines for each allegedly indecent “utterance” within radio content. In addition, in 2006 Congress increased the maximum forfeiture for a single indecency violation to $325,000, with a maximum forfeiture exposure of $3,000,000 for any continuing violation arising from a single act or failure to act.
Furthermore, the FCC has recently increased its enforcement of regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast.
We cannot predict whether Congress will consider or adopt further legislation in this area. In the ordinary course of business, we or the FCC may receive complaints and we may become subject to FCC inquiries or proceedings related to our stations’ broadcasts or operations, and any resulting settlement with or fines from the FCC, revocation of any of our radio station licenses or denials of license renewal applications, could have a material adverse effect on our business, financial condition and results of operations.
We are required to obtain prior federal approval for each station acquisition, which approvals may be subject to our compliance with certain conditions, possibly including asset divestitures, which may be material.
Acquisitions have been and may continue to be, a critical component of our overall strategy. The acquisition of a radio station requires the prior approval of the FCC and may require approvals by other governmental agencies, such as the DOJ or the FTC. To obtain that approval, a proposed acquirer is required to file a transfer of control or assignment of license application with the FCC. The Communications Act and FCC rules allow members of the public and other interested parties to file petitions to deny or other objections to the FCC with respect to the grant of any transfer or assignment application. The FCC could rely on those objections or its own initiative to deny a transfer or assignment application or to require changes in the transaction, including the divestiture of radio stations and other assets, as a condition to having the application granted. Although we do not currently expect such divestitures to be material to our financial position or results of operations, no assurances can be provided that we would not be required to divest additional radio stations in connection with obtaining such approval, or that any such required divestitures would not be material to our financial position or results of operations. The FCC could also change its existing rules and policies to reduce the number of radio stations that we would be permitted to acquire in some markets. For these and other reasons, there can be no assurance that the FCC will approve potential future acquisitions that we deem material to our business. See “-There are risks associated with our acquisition strategy” for additional information regarding FCC and other regulatory approvals required for acquisitions.
We may be adversely affected by the FCC’s actions with respect to Revitalization of AM Radio.
In October 2015, the FCC released a First Report and Order and Further Notice of Proposed Rulemaking titled “Revitalization of AM Radio Service,” enacting several modifications to its technical rules for AM radio stations. Included in the order is the elimination of a rule which requires certain AM stations to reduce nighttime interference when seeking to modify their facilities. Also included is a relaxation of the FCC’s requirements for AM stations to provide their communities of license with a specific level of signal coverage, with the intended purpose of permitting AM stations to change the locations of their transmitting facilities. As a result of these rule changes, it is possible that some of our stations may experience increased nighttime interference from other stations in connection with facility modifications. It is also possible that stations owned by others and not serving our markets could move into our markets and become new competitors and cause interference to our stations or translators. Another aspect of the FCC’s revitalization order is exclusive AM filing windows in 2016 to allow AM stations to move a FM translator up to 250 miles to rebroadcast that AM station’s signal, and windows in 2017 and 2018 exclusively for AM stations to apply for a new FM translator construction permit.  The filing windows for applications for new FM translators to operate as companions to AM stations were July 26 through August 2, 2017 for certain AM stations and January 18 through January 31, 2018 for certain other AM stations. Although these windows may have the effect of increasing competition from other radio stations in our markets, or causing a new interference to reception of some of our FM stations, we cannot predict at this time to what extent, if any, the impact of the new FM translator stations will have on our Company.
The information we collect and process is of increasing businesses importance and new or changing federal, state or international privacy legislation or regulation create uncertainty for our continued use of the information we collect and process.
In the course of our ordinary business operations, we may collect personal information and non-personal information that is critical or commercially-useful to our business, including personal information related to our employees, audience, advertisers and customers. As a result of our digital expansion efforts and third party partnerships, the volume, sensitivity, and business importance of the information we collect and use is increasing. We collect this information directly from individuals, through passive tracking technology such as “cookies” and indirectly through third parties engaged to provide services on our behalf. In addition to the risk that a security breach may compromise this information, this information may include personal information such as names, contact information, credit card information, and demographic information that is subject to specific data protection and privacy laws.
We are subject to federal, state and international data protection and privacy laws and regulations that require us to comply with specific consumer protection, information security and data protection and privacy requirements. The legal and regulatory landscape continues to evolve, with new laws being enacted or coming into force. Additionally, we anticipate that we will need to comply with the new California Consumer Protection Act (“CCPA”), which will require us to update our internal policies and procedures to meet our compliance obligations under CCPA. Compliance with CCPA may require that we change or amend activities that involve personal information, which may impact business operations or our ability to effectively use personal information in our control.
Regulatory enforcement actions and interpretations of new data protection and privacy laws and regulations may change how these requirements apply to our business and collection, use and disclosure of personal information, creating uncertainty regarding the continued viability of information-reliant business activities. Certain interpretations or implementation of new data protection and privacy laws, as well as the evolving legal and regulatory landscape, could harm our business, including negatively impacting the cost of doing business or our ability to engage in certain business practices. Furthermore, recent disclosures of major data breaches and company data collection, use and disclosure practices to which large segments of the consumer population have objected may result in both increased interest in U.S. federal data privacy legislation as well as changes to consumer privacy expectations and demands. Such shifts may restrict our ability to process personal information in a particular way or derive economic value from personal, and even non-personal, information.
We have implemented and are implementing policies and procedures to comply with applicable data protection and privacy laws and regulations, but such measures may not always be effective, particularly as the legal landscape continues to evolve. Some of our internal processes are manual and rely on employees to follow and adhere to our policies and procedures, which can result in employee error and internal compliance failures. Any failure or perceived failure by us to comply with our policies or applicable data protection and privacy laws and regulations could result in regulatory enforcement actions against us, proceedings by governmental entities, consumers or others, and loss in brand value and reputation. Such results could possibly require us to incur costs for defending against proceedings or paying regulatory fines or penalties and responding to such outcomes could consume considerable management focus and internal resources, decrease demand for our services, or increase the costs of, or otherwise limit, our ability to do business.
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
Risks Related to Ownership of Our Class A Common Stock
As an “emerging growth company” under the JOBS Act and a “smaller reporting company,” we are eligible to take advantage of certain exemptions from various reporting requirements.
We are an “emerging growth company,” as defined in the JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote of stockholders on executive compensation and stockholder approval of any golden parachute payments not previously approved. Based on the applicable regulations, we will no longer qualify as an emerging growth company no later than as of December 31, 2019.We are also a “smaller reporting company,” which allows us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue as a smaller reporting company for an indefinite period. We cannot predict whether investors will find our common stock less attractive as a result of our reliance on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be reduced or may be more volatile.
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

•	our announcement of earnings or operational guidance or changes to such guidance;

•
changes in financial estimates by any securities analysts who follow our Class A common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;

•	publications of research reports about us or the industries in which we compete, and downgrades by any securities analysts who follow our Class A common stock or such industries;

•	future sales of our common stock by us, significant stockholders or our other affiliates;

•	low levels of trading due to the size of our public float or our “controlled company” status;

•	market conditions or trends in our industry or the economy as a whole and, in particular, in the advertising sales environment;

•	investors’ perceptions of our prospects;

•	announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

•	changes in key personnel.
Many of the factors above are beyond our control and may cause the market price of our common stock to decline, regardless of our financial performance and condition and prospects. Declines in our stock price may limit our ability to use our common stock as consideration in acquisitions, or our interest or ability to consummate a public equity offering.
In addition, the stock market has experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs, and our resources and the attention of management could be diverted from our business.
Our majority stockholder has the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.
Certain funds managed by Oaktree beneficially own approximately 1.6 million shares of our Class A common stock, 2.2 million shares of our Class B common stock and approximately 8.8 million shares of our Class A common stock underlying warrants, which together represent approximately 52.0% of the voting power of our common stock. Pursuant to a Stockholders’ Agreement entered into by and between Oaktree, FiveWire Media Ventures LLC (“FiveWire”) (an entity formed for the purpose of investing in the Company by certain members of management, including, Steven Price, Stuart Rosenstein and certain other individuals (together, the “FiveWire Holders”)) and the FiveWire Holders (the “Stockholders’ Agreement”), Oaktree controls approximately 71.6% of the voting power on matters presented to our stockholders. As a result of its ownership, Oaktree, so long as it holds a majority of the voting power on matters presented to our stockholders, will have the ability to control the outcome of matters submitted to a vote of stockholders and, through our Board of Directors, the ability to control decision-making with respect to our business direction and policies. Pursuant to the Stockholders’ Agreement, each FiveWire Holder granted to Oaktree an irrevocable proxy to vote their shares of Class B common stock, which shall remain in effect for so long as Oaktree beneficially owns at least 50% of the number of shares of common stock held immediately following our initial public offering. In addition, pursuant to the Stockholders’ Agreement, until Oaktree ceases to beneficially own at least 33.3% of the number of shares of common stock held immediately following our initial public offering, Oaktree has the right to designate three directors to our board of directors, each of whom will have, until Oaktree ceases to beneficially own at least 70.0% of the number of shares of common stock held immediately following our initial public offering, two votes on each matter. Matters over which Oaktree, directly or indirectly, exercises control include:

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
Future sales of our common stock, or the perception in the public markets that these sales may occur, by us or our significant stockholders may depress our stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of March 8, 2019 we have 14,297,066 shares of Class A common stock outstanding, outstanding warrants to purchase 8,977,676 shares of Class A common stock, 3,011,634 shares of Class B common stock outstanding and 1,636,341 shares of Class C common stock outstanding. The shares of Class A common stock are freely tradable without restriction under the Securities Act, except for any shares of our Class A common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.
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
In the future, we may also issue our securities in connection with investments, acquisitions, or a public equity offering. The amount of shares of our common stock issued in connection with an investment, acquisition or public equity offering could constitute a material portion of our then-outstanding shares of our common stock. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after an offering or the perception that such sales could occur, and this could materially and adversely affect our ability to raise capital through future offerings of equity or equity-related securities.
Failure to comply with requirements to design, implement and maintain effective internal controls could have a material adverse effect on our business and stock price.
As a public company, we have significant requirements for the design, implementation and testing of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, as amended. The process of designing and implementing effective internal controls, and the related testing thereof, is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We may incur significant costs, and need to hire additional employees or consultants, to assist us in this process.
This Annual Report on Form 10-K includes management’s report on our internal control over financial reporting as of December 31, 2018. As an emerging growth company, our auditor is not required to make a formal assessment of the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K. However, due to our loss of such status no later than December 31, 2019, our auditor will be required to provide such assessment for the year ended December 31, 2019 and present its attestation report in our Annual Report on Form 10-K for the year then ended.
If we are unable to establish or maintain effective internal control over financial reporting, it could cause us to fail to accurately report our financial results, fail to prevent fraud, fail to meet our SEC reporting obligations on a timely basis, result in material misstatements in our Consolidated Financial Statements and harm our operating results or investor confidence, all of which could have a material adverse effect on the trading price of our stock. In addition, the foregoing could subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, or result in the breach of covenants in our debt agreements, any of which could have a material adverse impact on our operations and your investment in our common stock.
We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future, or that we can remediate such material weaknesses or significant deficiencies on a timely basis.
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
We began to pay quarterly cash dividends in 2018, although any future cash dividends will be at the discretion of our board of directors and other factors. You may not receive any return on investment unless you are able to sell your Class A common stock for a price greater than your purchase price.
Beginning on March 12, 2018, the board of directors approved a quarterly dividend of $0.075 per share. Prior to 2018, we did not pay any cash dividends on shares of our Class A common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing our indebtedness, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares, realization of a gain on your investment may depend on the appreciation of the price of our Class A common stock, which may never occur.
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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties
The types of properties required to support our business include offices, radio station studios as well as transmitter and tower sites. In each of our markets our radio station studios and offices are generally co-located. Transmitter and tower sites are also generally co-located. The location of our towers is generally chosen so as to provide optimal signal coverage, within the confines of FCC broadcast rules.
As of December 31, 2018, we owned 46 facilities containing broadcast studios and 283 towers in our 67 markets. Where we do not own studios or towers, we lease these facilities. In addition, we lease various office facilities across the U.S. for our corporate, digital marketing solutions, and e-commerce operations, including spaces in Greenwich, Connecticut and White Plains, New York for our principal corporate offices. We also lease venues to host our live events from time to time.
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
Item 3. Legal Proceedings
There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the year ended December 31, 2018. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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
Holders
On March 8, 2019 the Company had 167 Class A common stockholders of record, 8 Class B common stockholders of record and 2 Class C common stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
In the second quarter of 2018, the Company paid its first cash dividend, of $0.075 per share, and subsequently paid equivalent dividends in the third and fourth quarters of 2018, and the first quarter of 2019. Each quarterly dividend payment was approximately $2.1 million in the aggregate. On March 11, 2019 the board of directors approved a dividend of $0.075 per share. The dividend will be paid to holders of record of our common stock and warrants as of April 2, 2019. The estimated $2.1 million dividend will be paid on May 15, 2019. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant.
In addition, since we are a holding company, substantially all of the assets shown on our Consolidated Balance Sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends largely depend upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us.
Recent Sale of Unregistered Securities
None.
Issuer Purchase of Equity Securities
None.
Item 6. Selected Financial Data
The following tables set forth our selected historical consolidated financial information for the five years ended December 31, 2018. The selected historical financial data for the years ended December 31, 2016, 2017 and 2018 and as of December 31, 2017 and 2018 have been derived from our audited Consolidated Financial Statements and related notes, which are included elsewhere in this Annual Report on Form 10-K. The selected historical financial data for the years ended December 31, 2014 and 2015 and as of December 31, 2014, 2015 and 2016 have been derived from our audited Consolidated Financial Statements not included in this Annual Report on Form 10-K.
The following selected historical financial information should be read in conjunction with the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes thereto included elsewhere in this Annual Report.

	Year Ended December 31,
	2014	2015	2016	2017	2018
(in thousands, except per share data)
Net revenue	$370,393	$409,533	$421,581	$411,392	$430,599

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	250,326	289,712	299,344	295,574	306,861
Depreciation and amortization	16,845	15,566	17,051	18,999	18,961
Corporate expenses	24,997	25,458	25,370	25,828	27,212
Stock-based compensation (1)	37,739	4,278	4,253	718	1,633
Transaction costs	217	600	767	1,174	1,466
Business realignment costs	—	—	—	1,328	2,128
Impairment of goodwill and intangible assets	—	1,680	—	16,858	32,358
Net loss (gain) on sale and retirement of assets	90	(12,029)	298	386	(415)
Total operating costs and expenses	330,214	325,265	347,083	360,865	390,204
Operating income	40,179	84,268	74,498	50,527	40,395

Other expense (income):
Interest expense, net	46,502	35,977	34,072	32,755	34,266
Impairment loss on investment	—	—	4,236	—	5,007
Cancellation (repurchase) of debt	—	30,305	(546)	—	(140)
Other expense (income), net	111	260	(228)	363	167
(Loss) income from continuing operations before income taxes	(6,434)	17,726	36,964	17,409	1,095
Provision (benefit) from income taxes	10,657	8,222	16,134	(7,397)	1,589
Net (loss) income from continuing operations	(17,091)	9,504	20,830	24,806	(494)
Net income (loss) from discontinued operations, net of income taxes	138	742	2,463	(35,079)	(31,081)
Net (loss) income	$(16,953)	$10,246	$23,293	$(10,273)	$(31,575)

Net (loss) income attributable to:
Controlling interests	(17,257)	9,880	23,023	(11,149)	(32,930)
Noncontrolling interests	304	366	270	876	1,355

Basic (loss) income per share:
Continuing operations	$(1.42)	$0.54	$1.14	$1.34	$(0.03)
Discontinued operations	$0.01	$0.04	$0.13	$(1.90)	$(1.68)

Diluted (loss) income per share:
Continuing operations	$(1.42)	$0.34	$0.76	$0.89	$(0.03)
Discontinued operations	$0.01	$0.03	$0.09	$(1.26)	$(1.68)

Pro forma C Corporation data (unaudited)
Historical loss before income taxes	$(6,431)
Pro forma income tax benefit	(2,533)
Pro forma net loss	$(3,898)

Weighted average shares outstanding:	Pro Forma	Actual	Actual	Actual	Actual
Basic	12,013	17,537	18,255	18,459	18,478
Diluted	12,013	27,724	27,313	27,855	27,502

Cash dividend declared per share	$—	$—	$—	$—	$0.30
(1) In connection with the 2014 conversion from a limited liability company to a Delaware corporation, the Company recorded a one-time charge for share-based compensation of $37.6 million.

	Year Ended December 31,
(in thousands, except share and per share data)	2014	2015	2016	2017	2018
Selected Balance Sheet Data (at end of period):
Cash and cash equivalents	$24,142	$30,327	$47,145	$61,205	$61,390
Working capital	39,106	41,124	57,098	65,099	67,468
Total assets	937,312	1,060,711	1,081,047	1,056,358	987,198
Total debt, including current maturities	530,040	588,828	571,216	565,142	555,335
Stockholders’ and Members’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 9,457,242, 9,946,354, 13,735,690, 13,819,639 and 14,297,066 shares issued and outstanding, at December 31, 2014, 2015, 2016, 2017 and 2018, respectively	95	100	137	138	143
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484, 3,022,484, 3,022,484, 3,022,484 and 3,011,634 shares issued and outstanding, at December 31, 2014, 2015, 2016, 2017 and 2018, respectively	30	30	30	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 4,894,480, 4,894,480, 1,636,341, 1,636,341 and 1,636,341 shares issued and outstanding, at December 31, 2014, 2015, 2016, 2017 and 2018, respectively	49	49	17	17	17
Additional paid-in capital	351,984	361,186	365,434	367,041	365,835
Retained (deficit) earnings	(8,439)	1,391	24,414	13,265	(25,735)
Accumulated other comprehensive income (loss)	—	44	(722)	(532)	—
Noncontrolling interest	443	640	741	1,121	1,287

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
On July 2, 2018, the Company acquired certain assets and liabilities related to three radio stations in Princeton, NJ (“the Princeton Acquisition”) from Connoisseur Media, LLC. We use the term “pro forma” in this section to refer to results that include the Princeton Acquisition as if it had been completed on January 1, 2016.
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
On May 24, 2018, the  Company,  through  a  subsidiary  of  Townsquare  Live  Events,  LLC,  sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly owned subsidiary North American Midway Entertainment ("NAME") to North American Fairs, LLC for $23.5 million. In addition, on June 29, 2018, the Company entered into an Agreement of Purchase and Sale to transfer its 70% controlling interest in Mountain Jam, LLC ("Mountain Jam") to Chet-5 Festivals ("Chet-5"), LLC and to acquire the 30% minority interest in Taste of Country Productions LLC from Chet-5. Refer to Note 13 in the accompanying Consolidated Financial Statements for additional information.
Format of Presentation
Townsquare is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States. Our assets include market leading radio stations, digital, mobile, video and social media properties, and live events. Our integrated and diversified product and service offerings, which we refer to as Townsquare Everywhere, enable local, regional and national advertisers to target audience engagement across multiple platforms, including on-air, online and at live events. We believe our Townsquare Everywhere capabilities, combined with our leading market position in small and mid-sized markets, enable us to generate higher total net revenue per audience member than radio station owners focused on larger markets.
Townsquare owns and operates 321 radio stations and over 330 local websites serving 67 small and mid-sized markets, a digital marketing solutions company, a digital programmatic advertising platform and an e-commerce offering. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, Townsquare owns and operates a diverse range of live events which we create, promote and produce. This includes festivals, concerts, expositions and other experiential events within and beyond our radio markets.
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
We also offer digital marketing solutions through Townsquare Interactive, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our digital marketing solutions, include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation management, social media management, and website retargeting.
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
We strive to maximize our net revenue by managing our advertising inventory and adjusting prices based on supply and demand and by broadening our base of advertisers and subscribers. Our selling and pricing activity is based on demand for our advertising inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory levels. The optimal number of advertisements available for sale depends on the platform and in the case of our radio stations, their online streams and mobile applications, the programming format of a particular radio station. Each of our advertising products has a general target level of available inventory. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our platforms, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group.
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
A portion of our expenses are variable. These variable expenses primarily relate to sales costs, such as commissions, as well as certain programming costs, such as music license fees, and certain costs related to production. Marketing and promotions expenses are discretionary and are primarily incurred in an effort to maintain and/or increase our audience share. Other programming, digital, engineering and general and administrative expenses are primarily fixed costs.
Seasonality
Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays, and the second and third calendar quarters will generally produce the highest net revenue for the year. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. In addition to advertising revenue seasonality, our live events net revenue exhibits seasonality resulting in the second quarter being the highest revenue period. The most significant driver of seasonality in live events net revenue is our multi-day music festivals which are in the second and third quarters. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.

Macroeconomic Indicators
Our advertising revenue for our businesses is highly correlated to changes in gross domestic product (“GDP”) as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of February 28, 2019, U.S. GDP growth for the year ended December 31, 2018 was 2.6%.
Executive Summary
The key developments in our business for the year ended December 31, 2018 as compared to 2017 are summarized below:

▪	Net revenue for the year ended December 31, 2018 increased $19.2 million, or 4.7%.

◦	Excluding political revenue, net revenue for the year ended December 31, 2018 increased $11.6 million, or 2.8%.

▪	Pro forma net revenue for the year ended December 31, 2018 increased $15.4 million, or 3.7%.

◦	Excluding political revenue, pro forma net revenue for the year ended December 31, 2018 increased $7.8 million, or 1.9%.

Consolidated Results of Operations
Year Ended December 31, 2017 compared to Year Ended December 31, 2018
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Year Ended December 31,
Statement of Operations Data:	2017	2018	$ Change	% Change

Net revenue	$411,392	$430,599	$19,207	4.7%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	295,574	306,861	11,287	3.8%
Depreciation and amortization	18,999	18,961	(38)	(0.2)%
Corporate expenses	25,828	27,212	1,384	5.4%
Stock-based compensation	718	1,633	915	127.4%
Transaction costs	1,174	1,466	292	24.9%
Business realignment costs	1,328	2,128	800	60.2%
Impairment of goodwill and intangible assets	16,858	32,358	15,500	91.9%
Net loss (gain) on sale and retirement of assets	386	(415)	(801)	(207.5)%
Total operating costs and expenses	360,865	390,204	29,339	8.1%
Operating income	50,527	40,395	(10,132)	(20.1)%

Other expense (income):
Interest expense, net	32,755	34,266	1,511	4.6%
Impairment loss on investment	—	5,007	5,007	**
Repurchase of debt	—	(140)	(140)	**
Other expense, net	363	167	(196)	(54.0)%
Income from continuing operations before income taxes	17,409	1,095	(16,314)	(93.7)%
(Benefit) provision from income taxes	(7,397)	1,589	8,986	(121.5)%
Net income (loss) from continuing operations	24,806	(494)	(25,300)	(102.0)%
Net loss from discontinued operations, net of income taxes	(35,079)	(31,081)	3,998	(11.4)%
Net loss	$(10,273)	$(31,575)	$(21,302)	207.4%
**Percent change not meaningful.
Net Revenue
Net revenue for the year ended December 31, 2018 increased by $19.2 million, or 4.7%, as compared to 2017. The increase was primarily driven by revenue gains in our digital programmatic and digital marketing solutions offerings, and political, partially offset by budgeted declines in our live events business as a result of event rationalization.
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2018 increased by $11.3 million, or 3.8%, as compared to 2017. The increase was primarily driven by investments in headcount related expenses to support the growth of our digital programmatic and digital marketing solutions offerings, partially offset by budgeted declines in the live events business as a result of event rationalization.
Depreciation and Amortization
Depreciation and amortization expense for the year ended December 31, 2018 remained relatively unchanged as compared to 2017.

Corporate Expenses
Corporate expenses for the year ended December 31, 2018 increased $1.4 million, or 5.4%, as compared to 2017, primarily as a result of increased compensation costs.
Stock-based Compensation
Stock-based compensation expense for the year ended December 31, 2018 increased $0.9 million, or 127.4%, as compared to 2017, due to new option and restricted stock grants.
Transaction Costs
Transaction costs for the year ended December 31, 2018 increased $0.3 million, or 24.9%, as compared to 2017, primarily due to costs associated with the Princeton Acquisition.
Business Realignment Costs
Business realignment costs for the year ended December 31, 2018 increased $0.8 million, or 60.2%, as compared to 2017. In 2017, business realignment costs included the costs associated with discontinuing two music festivals and streamlining the operations of our national digital business and certain live event verticals. During the year ended December 31, 2018, management elected to restructure the Company’s programming and traffic departments, and incurred certain expenses related to a senior management restructuring.
Impairment of Goodwill and Intangible Assets
As of the annual testing date for intangible impairment, the Company’s stock price and market capitalization were significantly depressed as compared to the prior year.  This along with other factors led the Company to revise certain assumptions, including risk-adjusted discount rates, that had a negative impact on the fair value calculation of our intangibles. Based on the results of the Company’s 2018 annual impairment testing, the Company recorded impairment charges aggregating $32.4 million. For the year ended December 31, 2018, $12.5 million of the impairment pertained to goodwill within our live events businesses and $19.9 million of the impairment pertained to FCC licenses in 11 of our 67 local markets. Based on the results of the Company’s 2017 annual impairment testing, the Company recorded impairment charges aggregating $16.9 million. For the year ended December 31, 2017, $9.1 million of the impairment pertained to goodwill, which was recorded in connection with our strategic review and restructuring of our entertainment business, and $2.9 million of the impairment pertained to FCC licenses in 2 of our 67 local markets. The impairment charges of $9.1 million and $12.5 million represented 3.7% and 5.2% of our total goodwill as of December 31, 2017 and 2018, respectively.

Additionally, during the fourth quarter of 2017 management undertook a corporate strategic review and concluded the Company would exit certain live event businesses. These businesses represent components within the entertainment business and not an exit from this line of business as other similar events will continue to be held. In connection with this realignment the Company wrote off $4.1 million of goodwill and $0.8 million of trademarks, respectively as of December 31, 2017.
Impairment Loss on Investment
During the year ended December 31, 2018, there was objective evidence to indicate certain events had adversely impacted estimated future cash flows for one of our investments and as a result we recorded a $5.0 million impairment charge for the year ended December 31, 2018. No such impairment was recorded in 2017.
Net Loss (Gain) on Sale and Retirement of Assets
During the year ended December 31, 2018, the Company had a $0.4 million gain on the sale and retirement of assets, as compared to a loss of $0.4 million in the same period in 2017. The net gain primarily resulted from the sale of certain live events assets that had been categorized as held for sale at December 31, 2017, as well as insurance proceeds that were received for damaged assets. The net loss in 2017 primarily related to the retirement of certain assets.
Other Expense (Income)
Interest expense, net is the major recurring component of other expense. Interest expense, net increased $1.5 million, or 4.6%, in the year ended December 31, 2018, as compared to the same period in 2017, due to an increase in LIBOR rates, which was partially offset by a lower term loan balance.

The following table illustrates the components of our interest expense, net for the periods indicated.

	Year Ended December 31,
(in thousands)	2017	2018
Unsecured Senior Notes	$18,199	$17,909
Term Loans	12,816	14,698
Capital leases and other	10	9
Loan origination cost	1,730	1,650
Interest expense, net	$32,755	$34,266
(Benefit) Provision from Income Taxes
We recognized a provision for income taxes of $1.6 million for the year ended December 31, 2018. Our effective tax rate for the period was approximately 145.1%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the year ended December 31, 2018 primarily relates to state and local income taxes and certain expenses that are not deductible for income tax purposes.
Net Loss from Discontinued Operations, Net of Income Taxes
For the years ended December 31, 2017 and 2018, four live event verticals were classified as discontinued operations: NAME, Mountain Jam, Premium Music and Holiday. The operations and related expenses of these verticals are presented as net loss from discontinued operations. Net loss from discontinued operations was $31.1 million for the year ended December 31, 2018, as compared to a net loss from discontinued operations of $35.1 million for the year ended December 31, 2017.

Year Ended December 31, 2016 compared to Year Ended December 31, 2017
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Year Ended December 31,
Statement of Operations Data:	2016	2017	$ Change	% Change

Net revenue	$421,581	$411,392	$(10,189)	(2.4)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	299,344	295,574	(3,770)	(1.3)%
Depreciation and amortization	17,051	18,999	1,948	11.4%
Corporate expenses	25,370	25,828	458	1.8%
Stock-based compensation	4,253	718	(3,535)	(83.1)%
Transaction costs	767	1,174	407	53.1%
Business realignment costs	—	1,328	1,328	**
Impairment of goodwill and intangible assets	—	16,858	16,858	**
Net loss on sale and retirement of assets	298	386	88	29.5%
Total operating costs and expenses	347,083	360,865	13,782	4.0%
Operating income	74,498	50,527	(23,971)	(32.2)%

Other expense (income):
Interest expense, net	34,072	32,755	(1,317)	(3.9)%
Impairment loss on investment	4,236	—	(4,236)	(100.0)%
Repurchase of debt	(546)	—	546	100.0%
Other (income) expense, net	(228)	363	591	(259.2)%
Income from continuing operations before income taxes	36,964	17,409	(19,555)	(52.9)%
Provision (benefit) from income taxes	16,134	(7,397)	(23,531)	(145.8)%
Net income from continuing operations	20,830	24,806	3,976	19.1%
Net income (loss) from discontinued operations, net of income taxes	2,463	(35,079)	(37,542)	(1,524.2)%
Net income (loss)	$23,293	$(10,273)	$(33,566)	(144.1)%
**Percent change not meaningful.
Net Revenue
Net revenue for the year ended December 31, 2017 decreased by $10.2 million, or 2.4%, as compared to 2016. The decrease was primarily a result of budgeted declines in our national digital business, revenue declines at certain live events and a decline in political revenue.
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2017 decreased by $3.8 million, or 1.3%, as compared to 2016. The decrease was primarily a result of decreases in variable costs associated with the aforementioned revenue declines.
Depreciation and Amortization
Depreciation and amortization expense for the year ended December 31, 2017 increased $1.9 million , or 11.4%, as compared to 2016, primarily related to an increase in amortization of capitalized software development costs.
Corporate Expenses
Corporate expenses for the year ended December 31, 2017 increased $0.5 million, or 1.8%, as compared to 2016, primarily related to additional installation and training costs related to the transition of our local traffic and billing system.

Stock-based Compensation
Stock-based compensation expense for the year ended December 31, 2017 decreased $3.5 million, or 83.1%, as compared to 2016. The decrease primarily relates to a one-time $3.4 million stock option repricing expense in the fourth quarter of 2016 that was not repeated in 2017.
Transaction Costs
Transaction costs for the year ended December 31, 2017 increased $0.4 million, or 53.1%, as compared to 2016, primarily due to costs associated with the Company’s option repricing.
Business Realignment Costs
Business realignment costs of $1.3 million in the year ended December 31, 2017 represent the costs associated with discontinuing two music festivals and streamlining the operations of our national digital business and certain live event verticals.
Impairment of Goodwill and Intangible Assets
Based on the results of the Company’s 2017 annual impairment testing, the Company recorded impairment charges aggregating $16.9 million. For the year ended December 31, 2017, $9.1 million of the impairment pertained to goodwill, which was recorded in connection with our strategic review and restructuring of our entertainment business, and $2.9 million of the impairment pertained to FCC licenses in 2 of our 67 markets. No such impairment was recorded in 2016. The impairment charge of $9.1 million represented 3.7% of our total goodwill as of December 31, 2017.

Additionally, during the fourth quarter of 2017 management undertook a corporate strategic review and concluded the Company would exit certain live event businesses. These businesses represent components within the entertainment business and not an exit from this line of business as other similar events will continue to be held. In connection with this realignment the Company wrote off $4.1 million of goodwill and $0.8 million of trademarks, respectively as of December 31, 2017 .
Impairment Loss on Investment
During the year ended December 31, 2016, there was objective evidence to indicate certain events had adversely impacted estimated future cash flows for one of our investments and as a result we recorded a $4.2 million impairment charge for the year ended December 31, 2016. No such impairment was recorded in 2017.

Net Loss on Sale and Retirement of Assets

Net loss on sale and retirement of assets for the year ended December 31, 2017, increased $0.1 million, or 29.5%, as compared to 2016. The net loss in 2017 primarily relates to the retirement of certain assets. The net loss in 2016 was primarily comprised of a $1.0 million loss on the sale of certain live events, which was partially offset by a $0.8 million gain from an earnout payment related to the sale of certain towers.

Other Expense (Income)

Interest expense, net is the major recurring component of other expense (income). Interest expense, net decreased $1.3 million, or 3.9%, in the year ended December 31, 2017 as compared to 2016. This decrease was primarily due to the repayment of debt in 2016 and 2017, and a decrease in interest rate as a result of the repricing of our Term Loans in 2017.
The following table illustrates the components of our interest expense, net for the periods indicated.

	Year Ended December 31,
(in thousands)	2016	2017
Unsecured Senior Notes	$18,836	$18,199
Term Loans	13,238	12,816
Capital leases and other	42	10
Loan origination cost	1,956	1,730
Interest expense, net	$34,072	$32,755

Provision (Benefit) from Income Taxes

The income tax benefit for the year ended December 31, 2017 was $7.4 million at an effective tax rate of approximately 42.5% compared to a provision of $16.1 million at an effective tax rate of approximately 43.8% for the year ended December 31, 2016. Our effective tax rate may vary significantly from year to year, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 35% for the year ended December 31, 2017 primarily relates to state and local income taxes and certain expenses that are not deductible for income tax purposes.

Net Income (Loss) from Discontinued Operations, Net of Income Taxes

For the years ended December 31, 2016 and 2017, four live event verticals were classified as discontinued operations: NAME, Mountain Jam, Premium Music and Holiday. The operations and related expenses of these verticals are presented as net income (loss) from discontinued operations. Net loss from discontinued operations was $35.1 million for the year ended December 31, 2017, as compared to net income from discontinued operations of $2.5 million in 2016.

Supplemental Pro Forma Net Revenue

For comparative purposes and to enable the reader to adequately compare prior year with current year results, the following discussion and tables present net revenue for Townsquare pro forma for the Princeton Acquisition disclosed in more detail in our Consolidated Financial Statements contained elsewhere in this annual report. The following tables present our historical results, which include the results of the Princeton Acquisition for the period after acquisition, and add the results of the Princeton Acquisition for the periods prior to acquisition as if they had been a part of Townsquare from the first day of the period.

	Year Ended December 31, 2017			Year Ended December 31, 2018
	Townsquare	Princeton Acquisition	Townsquare Pro Forma for the Princeton Acquisition	Townsquare	Princeton Acquisition	Townsquare Pro Forma for the Princeton Acquisition	$ Change	% Change
Net Revenue	411,392	7,454	418,846	430,599	3,609	434,208	15,362	3.7%

	Year Ended December 31, 2016			Year Ended December 31, 2017
	Townsquare	Princeton Acquisition	Townsquare Pro Forma for the Princeton Acquisition	Townsquare	Princeton Acquisition	Townsquare Pro Forma for the Princeton Acquisition	$ Change	% Change
Net Revenue	421,581	7,519	429,100	411,392	7,454	418,846	(10,254)	(2.4)%

On a pro forma basis, net revenue for the year ended December 31, 2018 increased by $15.4 million, or 3.7%, as compared to 2017. The increase was primarily driven by revenue gains in our digital programmatic and digital marketing solutions offerings, and political, partially offset by declines in our live events business due to portfolio rationalization.

On a pro forma basis, net revenue for the year ended December 31, 2017 decreased $10.3 million, or 2.4%, as compared to 2016. The decrease was primarily a result of declines in our national digital business, revenue declines at certain live events and a decline in political revenue.

Liquidity and Capital Resources

	Year Ended December 31,
(in thousands)	2016	2017	2018
Cash and cash equivalents	$47,145	$61,205	$61,390
Cash provided by operating activities	58,374	50,988	36,634
Cash used in investing activities	(20,964)	(28,929)	(18,264)
Cash used in financing activities	(19,715)	(7,954)	(18,061)
Net effect of foreign currency exchange rate changes	(877)	(45)	(124)
Net increase in cash and cash equivalents	$16,818	$14,060	$185
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service, dividend and other funding requirements for at least one year from the date of this report. As of December 31, 2018, we had $555.3 million of outstanding indebtedness, net of deferred financing costs of $5.2 million, and based on interest rates in effect as of that date, we expect our debt service requirements to be approximately $33.9 million over the next twelve months. As of December 31, 2018, we will not be required to make an excess cash flow payment on the outstanding Term Loans in the first quarter of 2019.  In addition, as of December 31, 2018, we had $61.4 million of cash and cash equivalents, $62.5 million of receivables from customers, which historically have had an average collection cycle of approximately 53 days and $50.0 million of available borrowing capacity under our revolving credit facility. We had restricted cash of $0.9 million as of December 31, 2017 and 2018, included within cash, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
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
Operating Activities
Net cash provided by operating activities decreased $14.4 million for the year ended December 31, 2018 to $36.6 million. This decrease was primarily due to an increase in net cash used in operating activities - discontinued operations due to the timing of the sale of NAME and a decrease in accounts payable as a result of timing of payments.
Net cash provided by operating activities decreased $7.4 million for the year ended December 31, 2017 to $51.0 million. This decrease was primarily due to a decrease in net revenue and an increase in benefit from income taxes partially offset by impairment of goodwill and FCC licenses.
Investing Activities
Our investing activities primarily relate to payments made for capital expenditures and acquisitions consistent with our strategy to prudently invest in market leading properties. Cash used in investing activities for the years ended December 31, 2016, 2017 and 2018 was $21.0 million, $28.9 million and $18.3 million, respectively. Cash used in investing activities for the years ended December 31, 2016, 2017 and 2018 from continuing operations was $14.4 million, $22.0 million and $42.1 million, respectively. Cash used in investing activities related to capital expenditures for the years ended December 31, 2016, 2017 and 2018 was $15.0 million, $16.5 million and $18.1 million, respectively. Cash used in investing activities related to acquisitions for the years ended December 31, 2016, 2017 and 2018 was $1.4 million, $5.5 million and $24.8 million, respectively. Cash used in investing activities has been partially offset by proceeds from the sale of assets for the years ended December 31, 2016, 2017 and 2018 of $1.6 million, $1.0 million and $0.9 million, respectively.
Financing Activities
Cash flows used in financing activities in 2018 were $18.1 million and primarily consisted of a $9.5 million excess cash flow payment on our Term Loans and a $1.8 million voluntary payment to repurchase and cancel our 2023 Notes outstanding at a market price below par, plus accrued interest.
Cash flows used in financing activities in 2017 were $8.0 million and primarily consisted of a $6.7 million excess cash flow payment on our Term Loans.
Cash flows provided by financing activities in 2016 were $19.7 million and primarily consisted of $19.4 million of voluntary payments made to repurchase and cancel our 2023 Notes outstanding at a market price below par, plus accrued interest.
Financing Arrangements
On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 and entered into a Senior Secured Credit Facility, including a seven year, $275.0 million term loan facility and a five year, $50.0 million revolving credit facility (the “Revolver”). On September 1, 2015, the Company issued incremental term loans of $45.0 million under the Senior Secured Credit Facility (together with the $275.0 million term loan facility, the “Term Loans”).
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loans. Under the amended Term Loans, the applicable margin was reduced by 25 basis points to 300 basis points, bringing the interest rate to LIBOR plus 3.00% from LIBOR plus 3.25%. The LIBOR floor of 1.00% remained unchanged. As of December 31, 2018, LIBOR increased to 2.52% bringing the interest rate to 5.52%. All other terms of the Senior Secured Credit Facility agreement remained substantially unchanged. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. The Company paid $0.4 million of deferred financing costs in connection with this repricing.
On March 20, 2017, the Company made an excess cash flow payment on the outstanding Term Loans of $6.7 million and recognized an expense of $0.1 million on the accelerated depreciation of unamortized deferred financing costs in the first quarter of 2017.
On March 20, 2018, the Company made an excess cash flow payment on the outstanding Term Loans of $9.5 million and recognized an expense of $0.1 million on the accelerated depreciation of unamortized deferred financing costs in the first quarter of 2018.
On December 3, 2018, the Company voluntarily repurchased and canceled $1.9 million of our 2023 Notes outstanding at a market price below par, including accrued interest.
As of December 31, 2018, the Company had $282.3 million of Term Loans, and no outstanding borrowings under the Revolver. As of December 31, 2018, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.
We have historically serviced our debt obligations from funds generated by operating activities. We believe that our cash balance, together with our remaining capacity under the Revolver and cash generated by operating activities, will be sufficient to fund our operations, service our debt obligations and pursue our strategy for one year from the date of this report.
Contractual Obligations and Commitments

The below table reflects our estimated contractual obligations and other commercial commitments as of December 31, 2018.

	Payments due by period
(in thousands)	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years	Total
2023 Notes	$—	$—	$278,148	$—	$278,148
Term Loans	—	—	282,332	—	282,332
Capitalized obligations	5	5	—	—	10
Interest payments (1)	33,888	67,818	27,797	—	129,503
Significant contracts (2)	11,436	13,802	4,335	—	29,573
Operating leases	11,143	15,865	10,987	12,522	50,517
Total contractual cash obligations	$56,472	$97,490	$603,599	$12,522	$770,083

(1) The interest amounts relate to our 2023 Notes and Senior Secured Credit Facility and represent an annual amount estimated based on interest rates in effect as of December 31, 2018.
(2) Significant contracts relate to our agreements with Nielsen, the radio broadcast industry’s principal ratings service, and other broadcast service products.

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
We adopted the new accounting guidance regarding revenue from contracts with customers on January 1, 2018 using the modified retrospective approach (refer to Note 2). Adoption of the guidance resulted in an opening balance sheet adjustment of retained earnings of approximately $2.3 million related to the reclassification of costs associated with sales commissions related to obtaining certain customer contracts. In addition, the impact of the adoption of the new revenue standard was a decrease to operating expenses and an increase to net income of approximately $0.7 million as a result of capitalizing and amortizing deferred commissions.
Allowance for Doubtful Accounts
We reduce the carrying amount of accounts receivable by a valuation allowance that reflects our best estimate of the accounts that will not be collected. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our general allowance including historical data, collection experience, customer types, creditworthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of those or other factors expected to affect collectability. We charge off account balances against the allowance when it is probable the receivable will not be recovered.
Acquisitions and Business Combinations
We account for our business acquisitions under the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combination. We allocate the total cost of acquisitions to the underlying identifiable net assets, based on their respective estimated fair values at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amounts assigned to identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, we may establish liabilities in the Company’s Consolidated Balance Sheets related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. We evaluate these reserves on a regular basis to determine the adequacies of the amounts.
ASC Topic 805, Business Combination requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date’s fair value with limited exceptions and changes in the accounting treatment for certain specific items, including:

•	acquisition costs are generally expensed as incurred;

•	noncontrolling interests (previously referred to as “minority interests”) are valued at fair value at the acquisition date; and

•	restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date.
Intangible Assets
We consider our FCC licenses to be indefinite lived intangibles. We evaluate our FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We evaluate the fair value of our FCC licenses at the unit of account level and have determined that the geographic market is the appropriate unit of accounting. We determine the fair value of our FCC licenses using an income-based approach. We evaluate our FCC licenses for impairment at least on an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company has selected December 31st as the annual testing date for impairment of FCC licenses. The testing conducted as of December 31, 2017 resulted in an impairment charge of $2.9 million. The testing conducted as of December 31, 2018 resulted in an impairment charge of $19.9 million.
We evaluate our goodwill for impairment at least on an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company has selected December 31st as the annual testing date for impairment of goodwill. The testing conducted as of December 31, 2016 did not result in any goodwill impairment. The testing conducted as of December 31, 2017 resulted in an impairment charge of $9.1 million. The testing conducted as of December 31, 2018 resulted in an impairment charge of $12.5 million.
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 840. The standard is effective for fiscal years beginning after December 15, 2018, and allows a number of practical expedients that the Company has elected to apply. The Company adopted the standard using the modified retrospective transition approach as of January 1, 2019, using the package of practical expedients as well as several other permitted practical expedients that allow for a more simplified transition. The Company has estimated an opening balance sheet adjustment representing a lease liability of $46.1 million and right to use asset for our operating leases of approximately $43.3 million, with the difference being our opening net deferred rent that was recorded as part of the right to use asset.
Stock-based Compensation
We measure and recognize stock-based compensation expense related to stock-based transactions, including employee awards, in the Consolidated Financial Statements based on the fair value of the award on the grant date. We estimate the fair value of option awards using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of our common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest. The calculated compensation expense is adjusted based on an estimate of awards ultimately expected to vest, as well as expected dividends to be declared and paid during the period of vesting.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Management conducted its evaluation of the effectiveness of our Company’s internal controls over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission in 2013, and concluded that our Company’s internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Controls
There was no change in Townsquare’s internal control over financial reporting that occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect Townsquare’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information in the 2019 Proxy Statement under the caption "Directors, Executive Officers and Corporate Governance.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in the 2019 Proxy Statement under the captions "Executive Compensation" and “"Directors, Executive Officers and Corporate Governance."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information in the 2019 Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."
Securities Authorized for Issuance Under Equity Compensation Plan
The following table summarizes information, as of December 31, 2018, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	9,688,424	$8.23	1,801,921
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	9,688,424	$8.23	1,801,921

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in the 2019 Proxy Statement under the captions "Directors, Executive Officers and Corporate Governance" and “"Certain Relationships and Related Transactions."

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in the 2019 Proxy Statement under the caption "Proposals - Proposal Two - Ratification of Appointment of Independent Registered Public Accounting Firm."

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

3.1 **	Certificate of Incorporation of Townsquare Media, Inc.

3.2 **	Bylaws of Townsquare Media, Inc.

4.1 ***	Indenture dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee

4.2 ***	Form of 6.500% Senior Note due 2023

4.3 ****
Warrant Agreement, dated as of July 25, 2014, by and among Townsquare Media, Inc., the persons set forth on Schedule I thereto, and any other registered holders of the Warrant Certificates (as defined therein) from time to time party thereto

10.1 ***	Credit Agreement dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the lenders and financial institutions party thereto

10.2 ***	Guarantee and Security Agreement dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors party thereto and Royal Bank of Canada, as administrative and collateral agent

10.3 ¥	Incremental Amendment Agreement No. 1, dated as of September 1, 2015, among Townsquare Media, Inc. and Royal Bank of Canada as administrative agent and Incremental Term Lender

10.4 ¥¥
Amendment No. 2, dated as of February 8, 2017, to the Credit Agreement, dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent, and the other parties thereto.

10.5 ¥¥¥
Amendment No. 3, dated October 20, 2017, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015 and Amendment No. 2 dated as of February 8, 2017) (the “Credit Agreement”), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.

10.6 ¥¥¥¥◊	Employment Agreement, between Townsquare Media, Inc. and Bill Wilson, dated October 16, 2017.

10.7 ¥¥¥¥◊	Employment Agreement, between Townsquare Media, Inc. and Dhruv Prasad, dated October 16, 2017.

10.8 ¥¥¥¥◊	Letter Agreement, between Townsquare Media, Inc. and Steven Price, dated October 16, 2017.

10.9 ¥¥¥¥◊	Employment Agreement, between Townsquare Media, Inc. and Stuart Rosenstein, dated October 16, 2017.

10.10 *◊	Employment Agreement, between Townsquare Media, Inc. and Erik Hellum, dated October 25, 2017.

10.11 †◊	Letter Agreement between Townsquare Media, Inc. and Bill Wilson, dated April 27, 2018.

10.12 ††◊	Separation Agreement dated as of December 31, 2018, by and between Townsquare Media, Inc. and Dhruv Prasad.

10.13 **◊	2014 Omnibus Incentive Plan

10.14 **◊	Form of Option Grant Agreement

10.15 **◊	Form of Option Grant at IPO

10.16 †††◊	Restricted Stock Award Agreement between Townsquare Media, Inc. and Bill Wilson, dated May 31, 2018

10.17 ††††◊	Form of Restricted Stock Award Agreement

10.18 **◊	Form of Indemnification Agreement

10.19 ****	Plan of Conversion, dated as of July 25, 2014, by and among Townsquare Media, LLC, OCM POF AIF GAP Holdings, L.P. and OCM PF/FF Radio Holdings PT, L.P.

10.20 ****
Second Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto

10.21 ****
Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Scott Schatz and Dhruv Prasad.

10.22 §	Registration Agreement, dated as of August 16, 2016, by and between Townsquare Media, Inc. and Madison Square Garden Investments, LLC

10.23 §§	Agreement of Purchase and Sale by and among North American Fairs, LLC, Townsquare Live Events, LLC and Danny Huston, dated May 24, 2018.

21.1 *	List of Subsidiaries of Townsquare Media, Inc.

23.1 *	Consent of Independent Registered Public Accounting Firm

31.1 *	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

32.2 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

101.0 ‡ *
The following materials from Townsquare Media, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements

101.INS *	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
**	Previously filed as an exhibit to our Registration Statement No. 333-197002 on Form S-1, as amended.
***	Previously filed as an exhibit to our Form 8-K filed on April 1, 2015.
****	Previously filed as an exhibit to our Form 8-K filed on July 31, 2014.
¥	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 9, 2015.
¥¥	Previously filed as an exhibit to our Form 10-K filed on March 13, 2017.
¥¥¥	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 7, 2017.
¥¥¥¥	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 19, 2017
†	Previously filed as an exhibit to our Form 8-K filed on May 3, 2018.
††	Previously filed as an exhibit to our Form 8-K filed on January 4, 2019.
†††	Previously filed as an exhibit to our Form 8-K filed on June 4, 2018.
††††	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 6, 2018
§	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 8, 2016.
§§	Previously filed as an exhibit to our Form 8-K filed on May 29, 2018.

◊	Management contract or compensatory plan or arrangement.
‡	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline

(b) Exhibits. See Exhibits above.

(c) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of March 2019.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Bill Wilson	Chief Executive Officer and Director	March 12, 2019
Bill Wilson	(Principal Executive Officer)

/s/ Stuart Rosenstein	Executive Vice President and Chief Financial Officer	March 12, 2019
Stuart Rosenstein	(Principal Financial Officer)

/s/ Linda Lie	Senior Vice President	March 12, 2019
Linda Lie	and Chief Accounting Officer

/s/ Steven Price	Executive Chairman and Director	March 12, 2019
Steven Price

/s/ B. James Ford	Director	March 12, 2019
B. James Ford

/s/ Gary Ginsberg	Director	March 12, 2019
Gary Ginsberg

/s/ Stephen Kaplan	Director	March 12, 2019
Stephen Kaplan

/s/ David Lebow	Director	March 12, 2019
David Lebow

/s/ David Quick	Director	March 12, 2019
David Quick

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Townsquare Media, Inc., are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Townsquare Media, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Townsquare Media, Inc. and its subsidiaries as of December 31, 2017 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY
March 12, 2019

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2017	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$61,205	$61,390
Accounts receivable, net of allowance of $1,079 and $3,456, respectively	61,558	62,464
Prepaid expenses and other current assets	7,540	9,305
Current assets held for sale	879	—
Current assets of discontinued operations	7,222	10
Total current assets	138,404	133,169

Property and equipment, net	104,030	114,251
Intangible assets, net	495,501	482,780
Goodwill	241,888	240,584
Investments	8,092	9,505
Other assets	8,965	6,909
Long-term assets of discontinued operations	59,478	—
Total assets	$1,056,358	$987,198

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,442	$13,481
Current portion of long-term debt	9,524	5
Deferred revenue	17,281	14,611
Accrued expenses and other current liabilities	24,919	32,834
Accrued interest	5,699	4,563
Current liabilities of discontinued operations	2,440	207
Total current liabilities	73,305	65,701
Long-term debt, less current portion (net of deferred financing costs of $6,803 and $5,155, respectively)	555,618	555,330
Deferred tax liability	26,283	16,031
Other long-term liabilities	9,390	8,559
Long-term liabilities of discontinued operations	10,682	—
Total liabilities	675,278	645,621

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 13,819,639 and 14,297,066 shares issued and outstanding, respectively	138	143
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 and 3,011,634 shares issued and outstanding, respectively	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	185	190
Additional paid-in capital	367,041	365,835
Retained earnings (deficit)	13,265	(25,735)
Accumulated other comprehensive loss	(532)	—
Noncontrolling interest	1,121	1,287
Total stockholders’ equity	381,080	341,577
Total liabilities and stockholders’ equity	$1,056,358	$987,198
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Years Ended December 31,
	2016	2017	2018

Net revenue	$421,581	$411,392	$430,599

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	299,344	295,574	306,861
Depreciation and amortization	17,051	18,999	18,961
Corporate expenses	25,370	25,828	27,212
Stock-based compensation	4,253	718	1,633
Transaction costs	767	1,174	1,466
Business realignment costs	—	1,328	2,128
Impairment of goodwill and intangible assets	—	16,858	32,358
Net loss (gain) on sale and retirement of assets	298	386	(415)
Total operating costs and expenses	347,083	360,865	390,204
Operating income	74,498	50,527	40,395

Other expense (income):
Interest expense, net	34,072	32,755	34,266
Impairment loss on investment	4,236	—	5,007
Repurchase of debt	(546)	—	(140)
Other (income) expense, net	(228)	363	167
Income from continuing operations before income taxes	36,964	17,409	1,095
Provision (benefit) from income taxes	16,134	(7,397)	1,589
Net income (loss) from continuing operations	20,830	24,806	(494)
Net income (loss) from discontinued operations, net of income taxes	2,463	(35,079)	(31,081)
Net income (loss)	$23,293	$(10,273)	$(31,575)

Net income (loss) attributable to:
Controlling interests	23,023	(11,149)	(32,930)
Noncontrolling interests	270	876	1,355

Basic income (loss) per share:
Continuing operations	$1.14	$1.34	$(0.03)
Discontinued operations	$0.13	$(1.90)	$(1.68)

Diluted income (loss) per share:
Continuing operations	$0.76	$0.89	$(0.03)
Discontinued operations	$0.09	$(1.26)	(1.68)

Weighted average shares outstanding:
Basic	18,255	18,459	18,478
Diluted	27,313	27,855	27,502

Cash dividend declared per share	$—	$—	$0.30
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)

	Year Ended December 31,
	2016	2017	2018

Net income (loss)	$23,293	$(10,273)	$(31,575)

Other comprehensive income:
Foreign currency translation adjustments	(766)	190	(124)
Total comprehensive income (loss)	22,527	(10,083)	(31,699)
Less: comprehensive income attributable to noncontrolling interest	270	876	1,355
Comprehensive income (loss) attributable to controlling interest	$22,257	$(10,959)	$(33,054)
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2016	9,946,354	3,022,484	4,894,480	9,508,878	$179	$361,186	$1,391	$44	$640	$363,440
Net income	—	—	—	—	—	—	23,023	—	270	23,293
Exercise of warrants	531,197	—	—	(531,202)	5	(5)	—	—	—	—
GE Capital Equity Holdings, LLC conversion	3,258,139	—	(3,258,139)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	4,253	—	—	—	4,253
Proceeds from sale of minority interest in subsidiary	—	—	—	—	—	—	—	—	50	50
Foreign currency exchange	—	—	—	—	—	—	—	(766)	—	(766)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(219)	(219)
Balance at December 31, 2016	13,735,690	3,022,484	1,636,341	8,977,676	$184	$365,434	$24,414	$(722)	$741	$390,051
Net (loss) income	—	—	—	—	—	—	(11,149)	—	876	(10,273)
Joint venture acquisition	48,035	—	—	—	1	513	—	—	—	514
Stock-based compensation	—	—	—	—	—	748	—	—	—	748
Stock options exercised	35,914	—	—	—	—	346	—	—	—	346
Foreign currency exchange	—	—	—	—	—	—	—	190	—	190
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(496)	(496)
Balance at December 31, 2017	13,819,639	3,022,484	1,636,341	8,977,676	$185	$367,041	$13,265	$(532)	$1,121	$381,080
Impact of change in accounting policy*	—	—	—	—	—	—	2,271	—	—	2,271
Adjusted balance at January 1, 2018	13,819,639	3,022,484	1,636,341	8,977,676	185	367,041	15,536	(532)	1,121	383,351
Net (loss) income	—	—	—	—	—	—	(32,930)	—	1,355	(31,575)
Dividend declared	—	—	—	—	—	—	(8,341)	—	—	(8,341)
Acquisition of non-controlling interest	—	—	—	—	—	(2,714)	—	—	(645)	(3,359)
Conversion of common shares	10,850	(10,850)	—	—	—	—	—	—	—	—
Issuance of restricted stock	466,577	—	—	—	5	(5)	—	—	—	—
Stock-based compensation	—	—	—	—	—	1,644	—	—	—	1,644
Equity award modification	—	—	—	—	—	(131)	—	—	—	(131)
Disposal of subsidiary	—	—	—	—	—	—	—	656	—	656
Foreign currency exchange	—	—	—	—	—	—	—	(124)	—	(124)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(544)	(544)
Balance at December 31, 2018	14,297,066	3,011,634	1,636,341	8,977,676	$190	$365,835	$(25,735)	$—	$1,287	$341,577
*See Note 2
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2016	2017	2018
Cash flows from operating activities:
Net income (loss)	$23,293	$(10,273)	$(31,575)
Income (loss) from discontinued operations	2,463	(35,079)	(31,081)
Income from continuing operations	20,830	24,806	(494)
Adjustments to reconcile income from continuing operations to net cash flows from operating activities
Depreciation and amortization	17,051	18,999	18,961
Amortization of deferred financing costs	1,580	1,646	1,516
Net deferred taxes and other	15,238	(8,080)	699
Provision for doubtful accounts	1,882	2,174	4,665
Stock-based compensation expense	4,253	718	1,633
Equity award modification	—	—	(131)
Trade activity, net	(9,730)	(11,754)	(13,245)
Repurchase of debt	(546)	—	(140)
Non-cash interest expense	—	(2)	(18)
Write-off of deferred financing fees	376	83	133
Impairment of goodwill and intangible assets	—	16,858	32,358
Impairment on investment	4,236	—	5,007
Net loss (gain) on sale of assets	298	386	(415)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	3,830	(849)	(1,234)
Prepaid expenses and other assets	2,011	(599)	(370)
Accounts payable	(2,112)	(153)	(3,311)
Accrued expenses	(2,258)	4,943	3,266
Accrued interest	(258)	1,107	(989)
Other long-term liabilities	(1,076)	(831)	(831)
Net cash provided by operating activities - continuing operations	55,605	49,452	47,060
Net cash provided by (used in) operating activities - discontinued operations	2,769	1,536	(10,426)
Net cash provided by operating activities	58,374	50,988	36,634
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(1,410)	(5,511)	(24,785)
Payment for investment	—	(857)	—
Acquisition of intangibles	(11)	(150)	—
Purchase of property and equipment	(15,036)	(16,471)	(18,121)
Proceeds from insurance settlement	451	—	—
Proceeds from sale of assets	1,572	977	850
Net cash used in investing activities - continuing operations	(14,434)	(22,012)	(42,056)
Net cash (used in) provided by investing activities - discontinued operations	(6,530)	(6,917)	23,792
Net cash used in investing activities	(20,964)	(28,929)	(18,264)
Cash flows from financing activities:
Repayment of long-term debt	(19,375)	(6,662)	(11,332)
Proceeds from stock offering and option exercises	—	346	—
Dividend payments	—	—	(6,179)
Debt financing costs	—	(526)	(2)
Investment in minority interest	50	—	—
Cash distribution to non-controlling interests	(144)	(421)	(524)
Repayments of capitalized obligations	(171)	(91)	(5)
Net cash used in financing activities - continuing operations	(19,640)	(7,354)	(18,042)
Net cash used in financing activities - discontinued operations	(75)	(600)	(19)
Net cash used in financing activities	(19,715)	(7,954)	(18,061)
Effect of exchange rate changes	(877)	(45)	(124)
Net increase in cash and cash equivalents	16,818	14,060	185
Cash and cash equivalents:
Beginning of period	30,327	47,145	61,205
End of period	$47,145	$61,205	$61,390
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)

	Year Ended December 31,
	2016	2017	2018
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$32,371	$29,917	$34,029
Income taxes	1,134	722	1,203

Equity issued in respect of acquisitions:
Common stock, joint venture acquisition	—	513	—

Non-cash investment:
Investments	3,500	2,972	6,420

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$—	$—	$2,162
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Nature of Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States.  Our assets include 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 15,350 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), and approximately 200 live events with over one million attendees each year. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic regional and national events such as the Taste of Country Music Festival, WE Fest, Country Jam, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation.
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
Cash and cash equivalents: The Company maintains its cash balances principally at large financial institutions throughout the United States. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash equivalents are defined as short-term, highly liquid investments with original maturities of 90 days or less and consists of a money market instrument of $45.2 million valued using Level 1 inputs.
Accounts Receivable and Allowance for Doubtful Accounts: The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the accounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance including historical data, collection experience, customer types, creditworthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.
Property and Equipment: Property and equipment are recorded at cost and depreciated over their estimated useful life. Property and equipment acquired in a business combination are recorded at their estimated fair value at the date of acquisition under the acquisition method of accounting. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense.
Depreciation expense on property and equipment is recorded using the straight-line method. The estimated useful lives for depreciation are as follows:

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property Type	Depreciation Period in Years
Buildings and improvements	10 to 39 years
Broadcasting equipment	3 to 20 years
Computer and office equipment	3 to 5 years
Furniture and fixtures	5 to 10 years
Transportation equipment	5 years
Software development costs	1 to 2 years
Leasehold improvements	Shorter of the useful life or remaining term of lease

The above depreciable lives are used for new property and equipment. Used property and equipment may have a useful life that is less than that of an acquired fixed asset that is new, depending on its condition. Upon sale or disposition of an asset, the cost and related accumulated depreciation are removed from the accounts and any loss or gain is recognized in net loss (gain) on sale and retirement of assets in the Consolidated Statements of Operations.
Software Development Costs: During the years ended December 31, 2017 and 2018, the Company had capitalized software development costs of $5.6 million and $5.5 million (net of write downs of $0.3 million and $0.1 million), respectively, in accordance with Accounting Standards Codification (“ASC”) Topic 350, Internally Developed Software. Costs incurred for software development prior to technological feasibility are expensed in the period incurred. Once technological feasibility is reached, which is generally at the point of time of the completion of a working model, development costs are capitalized until the product is ready for its intended use. Capitalized costs are amortized over the projects estimated useful life, generally 1 - 2 years. Software development costs consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the development and localization of products and services.
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
The Company evaluates the fair value of its FCC licenses at the unit of account level. Each market's broadcasting licenses are combined into a single unit of accounting for purposes of testing for impairments. The Company has determined that the geographic market is the appropriate unit of accounting. The Company evaluates its FCC licenses for impairment as of December 31, or more frequently if events or changes in circumstances indicate that the assets might be impaired. The Company determines the fair value of its FCC licenses using an income approach. This income approach attempts to isolate the local advertising income that is attributable to FCC licenses at the unit of account level. The fair value is calculated by estimating and discounting the cash flows that a typical market participant

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

would assume could be available from similar radio stations operated as part of a group of commonly owned radio stations in a similar sized geographic radio market. The Company believes this method of valuation provides the best estimate of the fair value of the FCC licenses. The Company did not utilize a market approach as transactions involving FCC licenses are frequently private transactions that are highly dependent on the collection of assets with limited disclosure. The cost approach is not applicable as FCC licenses are not able to be recreated or duplicated.
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
Based on the results of the Company’s annual impairment evaluations of its FCC licenses, the Company recorded $19.9 million of impairment charges pertaining to FCC licenses in 11 of our 67 local markets for the year ended December 31, 2018.

Goodwill: The acquisition method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. Under the provisions of Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, goodwill is not amortized, but is reviewed for impairment at least on an annual basis at December 31, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company evaluates goodwill for impairment at the reporting unit level and has determined appropriate reporting units. The most material is comprised of the components representing the local advertising businesses of all geographic markets, which are aggregated into one reporting unit for testing. Other reporting units tested for goodwill impairment include Music Festivals, national digital assets and other national events. Music Festivals consists of the operations of our multi-day music festivals, national digital assets consists of music and entertainment focused national websites, other national events include other expos, lifestyle and active events which occur outside of our 67 distinct markets.

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
The testing conducted as of December 31, 2018 resulted in a goodwill impairment charge of $12.5 million within our live events businesses.
Investments: Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. As management does not exercise significant control over operating and financial policies of the investees, the investments are reflected under the cost method of accounting. The initial equity valuations were based upon a combination of valuation analysis using observable inputs categorized as Level 2 and performing discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. Effective January 1, 2018, the Company adopted ASU 2016-01 which requires cost method investments to be measured

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

at fair value, with any changes in value recognized in net income. The ASU also allows the use of a qualitative assessment when analyzing impairment of equity investments without readily determinable fair values. The Company performed a qualitative assessment of its cost method investments for the year ended December 31, 2018 and as, a result, recorded an impairment of approximately $5.0 million. This impairment is reflected as “Impairment loss on investment” in the Company’s Consolidated Statement of Operations.
Deferred Financing Costs: Deferred financing costs related to the issuance of debt are capitalized and are amortized over the life of the instrument in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period (the interest method). The amortization of these costs is recorded as interest expense, net in the Consolidated Statements of Operations. In accordance with ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, unamortized deferred financing costs as of December 31, 2017 and 2018 have been deducted from the long-term debt balance in the Consolidated Balance Sheets presented herein.
Impairment of Long-Lived Assets: Long-lived assets (including property, equipment and intangible assets subject to amortization) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset group. If it were determined that the carrying amount of an asset was not recoverable, an impairment loss would be recorded. The Company determines the fair value of its long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. The fair value of assets held for sale is determined in the same manner as described for assets held and used. There was no impairment at December 31, 2018.
Changes in Operating Segment: The Company previously identified two operating segments - Local Marketing Solutions and Entertainment. During the course of 2018, two changes occurred that affected not only the quantitative factors for determining reportable segments, but also the way in which the Chief Operating Decision Makers (“CODM(s)”) view and manage the business. The North American Midway Entertainment (“NAME”) business, which represented approximately $92.2 million of revenue and $7.3 million of operating income in 2017, was sold in May 2018, and Mountain Jam, a multi-day music festival, representing $3.8 million of revenue and negligible operating income in 2017, was sold in June 2018. Both were reclassified as discontinued operations separate from the Company's continuing operations for the years ended December 31, 2016, 2017 and 2018, respectively. In addition, amounts related to NAME and Mountain Jam have been reclassified as discontinued operations within the December 31, 2017 and 2018 consolidated balance sheet.
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
Asset Retirement Obligations: Under the provisions of ASC 410, Asset Retirement and Environmental Obligations, the Company is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the fair value can be reasonably estimated. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, the Company settles the obligation for its recorded amount and records a gain or loss upon settlement. The obligation for equipment removal at the end of the lease term as of December 31, 2017 and 2018 was $0.9 million, which is included in other long-term liabilities in the Consolidated Balance Sheets.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition: Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Digital marketing solutions revenue, under the brand name Townsquare Interactive, is recognized as an obligation until the terms of a customer contract are satisfied, which generally occurs with the transfer of control as the Company satisfies its contractual performance obligation. Digital revenue is derived primarily from the sale of internet-based advertising campaigns to local and national advertisers and is recognized over the duration of the campaigns. Live events revenue and other non-broadcast advertising revenue are recognized as events are conducted. Deferred revenue consists primarily of advance ticket sales on events scheduled to take place at dates in the future.
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
Local Marketing Agreements: At times, the Company enters into Local Marketing Agreements (“LMAs”), also known as Time Brokerage Agreements (“TBAs”). In a typical LMA, the licensee of a radio station makes available, for a fee, airtime on its radio station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. LMAs are subject to compliance with the antitrust laws and the Communications Act of 1934, as amended, and relevant FCC rules and published policies (“Communication Laws”), including the requirement that the licensee must maintain independent control over the radio station and, in particular, its personnel, content and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the radio station receiving content from another station maintains ultimate responsibility for, and control over radio station operations and otherwise ensures compliance with the Communications Laws.
As of December 31, 2018, the Company operated two non-owned radio stations under LMAs. The total net revenue for the contractual portion of the LMA of the radio stations and its total expenses for the contractual portion of the LMA were immaterial.
Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose estimated fair values for its financial instruments. Management has reviewed its cash, accounts receivable, other current assets, accounts payable and accrued expenses and has determined that their carrying values approximate their fair value due to the short maturity of these instruments. The fair value of the Company’s long-term debt is disclosed in Note 8.
Fair Value Measurements: ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.
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

Advertising and Promotion Costs: Costs of media advertising (including barter) and associated production costs are expensed to direct operating expenses the first time the advertising takes place. The Company recorded advertising expenses of $6.6 million, $5.0 million, and $2.4 million for the years ended December 31, 2016, 2017 and 2018, respectively.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Company follows the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The Company’s Federal income tax returns and various state tax returns remain subject to examination by taxing authorities for all years after 2014.
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
In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Additionally, from time to time the Company is engaged in various legal proceedings related to its intellectual property, employees or other matters. Although such matters are subject to many uncertainties and outcomes are not predictable with assurance, as of December 31, 2016, 2017 and 2018 management does not believe any such matters are material to the Company’s consolidated results of operations or financial condition.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 840. The standard is effective for fiscal years beginning after December 15, 2018, and allows a number of practical expedients that the company has elected to apply. The Company adopted the standard using the modified retrospective transition approach as of January 1, 2019, using the package of practical expedients as well as several other permitted practical expedients that allow for a more simplified transition. The Company has estimated an opening balance sheet adjustment representing a lease liability of $46.1 million and right to use asset for our operating leases of approximately $43.3 million, with the difference being our opening net deferred rent that was recorded as part of the right to use asset.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new standard, entities will perform goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company is currently evaluating the impact that ASU 2017-04 will have on its consolidated financial statements.
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

As a part of Topic 606 adoption, we reclassified costs associated with sales commissions related to obtaining certain customer contracts. In accordance with the new revenue standard's requirements, for the year ended December 31, 2018, the impact of adoption of Topic 606 on our Consolidated Financial Statements was a decrease to operating expenses and an increase to net income of approximately $0.7 million as a result of amortizing deferred commissions under ASC 606.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall . ASU 2016-01 requires cost-method equity investments to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, and a measurement of the investment at fair value only when an impairment is qualitatively identified to exist. Additionally, ASU 2016-01 requires public business entities to use the exit price notion when measuring the fair value of financial instruments for

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

disclosure purposes. ASU 2016-01 became effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted the standard effective January 1, 2018, and the adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. ASU 2017-01 became effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  We adopted the standard effective January 1, 2018 and the adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when a change to the terms or conditions of a share-based payment award must be accounted for as a modification. The new guidance requires modification accounting if the fair value, vesting condition or the classification of the award is not the same immediately before and after a change to the terms and conditions of the award. The standard became effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We adopted the standard effective January 1, 2018 and the adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.
Note 3. Revenue Recognition
The following tables disaggregate our revenue into the following categories; Advertising, which includes broadcast and local digital advertising products, Live Events and our digital marketing solutions business under the brand name Townsquare Interactive (in thousands):

	Year Ended December 31, 2016
	Advertising	Live Events	Townsquare Interactive	Total

Net Revenue (ex Political)	$315,930	$65,043	$31,591	$412,564
Political	9,017	—	—	$9,017
Net Revenue	$324,947	$65,043	$31,591	$421,581

	Year Ended December 31, 2017
	Advertising	Live Events	Townsquare Interactive	Total

Net Revenue (ex Political)	$314,891	$54,032	$40,041	$408,964
Political	2,428	—	—	$2,428
Net Revenue	$317,319	$54,032	$40,041	$411,392

	Year Ended December 31, 2018
	Advertising	Live Events	Townsquare Interactive	Total

Net Revenue (ex Political)	$329,372	$42,642	$48,598	$420,612
Political	9,987	—	—	$9,987
Net Revenue	$339,359	$42,642	$48,598	$430,599

Revenue from contracts with customers is recognized as an obligation until the terms of a customer contract are satisfied; generally this occurs with the transfer of control as we satisfy contractual performance obligations over time. Our contractual performance obligations include the broadcast of commercials on our owned and operated radi

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

o stations, digital sales of internet based advertising campaigns, digital marketing solutions, and the operation of live events. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are at a fixed price at inception and do not include any variable consideration or financing components by normal course of business practice. Sales, value add, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.
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

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

No impairment losses have arisen from any contracts with customers during the year ended December 31, 2018.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	At Adoption January 1, 2018	December 31, 2018
Receivables	$61,558	$62,464
Short-term contract liabilities (deferred revenue)	$17,281	$14,611

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days. The term between invoicing and when payment is due is not significant. The Company had no material bad debt expense recorded during the year ended December 31, 2018.
We record contract liabilities when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance related to event ticket sales for events scheduled to take place over the course of the current year and digital subscriptions in which payment is received in advance of the service month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. The decrease in the contract liabilities balance that was included in the deferred revenue balance at January 1, 2018 is primarily driven by $16.9 million of recognized revenue for the year ended December 31, 2018, offset by cash payments received or due in advance of satisfying our performance obligations. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the year ended December 31, 2018.
In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed (previously such costs were expensed as incurred). Our capitalized contract acquisition costs include amounts related to sales commissions paid for contract acquisition costs related to signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense consistent with how the related revenue is recognized over the duration of the contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. For contracts with a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs when incurred. As of January 1, 2018, we had a balance of $2.3 million in deferred costs and have recognized $1.8 million for the year ended December 31, 2018. No impairment losses have been recognized or changes made to the timeframe for performance of the obligations related to deferred contract assets during the year ended December 31, 2018.
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

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4. Acquisitions
On July 2, 2018, the Company acquired certain assets and liabilities related to three radio stations in Princeton, NJ ("the Princeton Acquisition") from Connoisseur Media, LLC for $17.4 million, including a working capital adjustment of $0.1 million. The acquired assets included WPST-FM, WNJE-AM and WCHR-AM. The consideration was paid with cash on hand. The Company estimated the fair value of intangibles acquired (FCC licenses) to be $6.4 million using the greenfield method and the purchase price was further allocated to the assets and liabilities acquired at their fair value at the date of acquisition, with the excess of purchase price over the net assets of $9.9 million recorded as goodwill. As of March 12, 2019, the Company was still in the process of finalizing the valuation of the acquired assets and assumed liabilities, and therefore the purchase price allocation should be considered preliminary. The preliminary purchase price allocation may be subject to further refinement. The goodwill balance may be adjusted pending the completion of the valuation of the assets acquired and liabilities assumed as described above. To the extent that significant changes occur in the future, the Company will disclose such changes in the reporting period in which they occur.

The preliminary Princeton Acquisition purchase price allocation is shown in the following table:

(in thousands)
Prepaid and other current assets	$256
FCC licenses	6,409
Property and equipment, net	976
Goodwill	9,915
Accounts payable and accrued expenses	(201)
Total purchase price	$17,355

Note 5. Investments
Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. As management does not exercise significant control over operating and financial policies of the investees, the investments are reflected under the cost method of accounting. The initial equity valuations were based upon a combination of valuation analysis using observable inputs categorized as Level 2 and performing discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. Effective January 1, 2018, the Company adopted ASU 2016-01 which requires cost method investments to be measured at fair value, with any changes in value recognized in net income. The ASU also allows the use of a qualitative assessment when analyzing impairment of equity investments without readily determinable fair values.
During the year ended December 31, 2018, the Company made certain investments in two small businesses totaling $6.4 million.  The investments represent minority ownership positions and are accounted for under the cost method of accounting. These transactions were recorded as investments in the Company’s Consolidated Balance Sheet as of December 31, 2018. The Company determined there was objective evidence to indicate certain events had adversely impacted estimated future cash flows for two of its investments in 2018 and as a result recorded a $5.0 million impairment charge for the year ended December 31, 2018.
    During the year ended December 31, 2017, the Company made certain investments in several small businesses totaling $3.8 million. The investments represent minority ownership positions and are accounted for under the cost method of accounting. These transactions were recorded as investments in the Company’s Consolidated Balance Sheet as of December 31, 2017. There was no impairment for the year ended December 31, 2017.
During the year ended December 31, 2016, the Company made a $3.5 million investment in an online services business. The investment represents a minority ownership position and is accounted for under the cost method of accounting. This transaction was recorded as an investment in the Company’s Consolidated Balance Sheet as of December 31, 2016. The Company determined there was objective evidence to indicate certain events had adversely impacted estimated future cash flows for one of its investments in 2016 and as a result recorded a $4.2 million impairment charge for the year ended December 31, 2016.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2017	December 31, 2018
Land and improvements	$20,870	$21,123
Buildings and leasehold improvements	40,567	45,098
Broadcast equipment	74,851	81,972
Computer and office equipment	13,198	14,875
Furniture and fixtures	13,894	17,098
Transportation equipment	13,509	17,054
Software development costs	15,943	21,331
Total property and equipment, gross	192,832	218,551
Less: Accumulated depreciation and amortization	(88,802)	(104,300)
Total property and equipment, net	$104,030	$114,251

Depreciation and amortization expense for property and equipment was $14.5 million, $16.7 million and $17.4 million for the years ended December 31, 2016, 2017 and 2018, respectively.

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
As of the annual testing date for intangible impairment, the Company’s stock price and market capitalization were significantly depressed as compared to the prior year.  This along with other factors led the Company to revise certain assumptions, including risk-adjusted discount rates, that had a negative impact on the fair value calculation of our intangibles. Based on the results of the Company’s annual impairment evaluations of its FCC licenses, the Company recorded $19.9 million of impairment charges pertaining to FCC licenses in 11 of our 67 local markets for the year ended December 31, 2018 and $2.9 million of impairment charges pertaining to FCC licenses in 2 of our 67 local markets for the year ended December 31, 2017. There was no impairment for the year ended December 31, 2016. All other fair values of the Company’s other intangible assets exceeded their carrying value, therefore, no impairment of these assets had occurred as of the date of the annual tests.
If market conditions and operational performance of the Company’s reporting units were to deteriorate and management had no expectation that the performance would improve within a reasonable period of time, or if an event occurs or circumstances change that would reduce the fair value of its goodwill and intangible assets below the amounts reflected in the balance sheet, the Company may be required to recognize additional impairment charges in future periods. Goodwill impairment testing conducted as of December 31, 2016 did not result in any goodwill impairment. The testing conducted as of December 31, 2017 and 2018 resulted in a goodwill impairment charge of $9.1 million and $12.5 million within our live events business, respectively.
During the fourth quarter of 2017, management undertook a corporate strategic review and concluded the Company would exit certain entertainment businesses. These businesses represent components within the entertainment business and not an exit from this line of business as other similar events will continue to be held. In connection with this realignment, the Company wrote off $4.1 million of goodwill and $0.8 million of trademarks, respectively, for the year ended December 31, 2017.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following represents the changes in goodwill (in thousands):

Balance at December 31, 2016	$251,932
Impairment loss on goodwill	(9,067)
Write-off of goodwill	(4,105)
Acquisitions	3,128
Balance at December 31, 2017	241,888
Acquisitions	11,166
Impairment loss on goodwill	(12,470)
Balance at December 31, 2018	$240,584

Intangible assets consist of the following (in thousands):

	Estimated Useful Life	December 31, 2017	December 31, 2018
Intangible Assets:
FCC licenses	Indefinite	$484,535	$473,412
Customer and advertising relationships	10 years	14,317	6,540
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademarks	15 years	8,675	8,675
Other intangibles	3 years	1,141	161
Total		511,115	491,235
Less: Accumulated amortization		(15,614)	(8,455)
Net amount		$495,501	$482,780

Amortization expense for definite-lived intangible assets for the years ended December 31, 2016, 2017 and 2018 was $2.5 million, $2.3 million and $1.6 million, respectively.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2018 is as follows (in thousands):

2019	$1,291
2020	1,243
2021	1,234
2022	1,231
2023	1,021
Thereafter	3,348
$9,368

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	December 31, 2017	December 31, 2018
2023 Notes	$280,079	$278,148
Term Loans	291,851	282,332
Capitalized leases	15	10
Debt before deferred financing costs	571,945	560,490
Deferred financing costs	(6,803)	(5,155)
Total debt	565,142	555,335
Less: current portion of long-term debt	(9,524)	(5)
Total long-term debt	$555,618	$555,330

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
During the year ended December 31, 2016, the Company voluntarily repurchased $19.9 million of its 2023 Notes at a market price below par, plus accrued interest and recognized a gain of $0.5 million, which is included in other (income) expense, net in the Company’s Consolidated Statements of Operations. The repurchased notes were canceled by the Company. The Company recognized a loss of $0.4 million on the write-off of unamortized deferred financing costs in connection with the voluntary repurchases of its 2023 Notes, which is included in interest expense, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2016.
During the year ended December 31, 2018, the Company voluntarily repurchased $1.9 million of its 2023 Notes at a market price below par, including accrued interest and recognized a gain of $0.1 million, which is included in other (income) expense, net in the Company’s Consolidated Statements of Operations. The repurchased notes were canceled by the Company. The Company recognized a loss of $0.04 million on the write-off of unamortized deferred financing costs in connection with the voluntary repurchases of its 2023 Notes, which is included in interest expense, net in the Company’s Consolidated Statements of Operations for the year ended December 31, 2018.
On February 8, 2017, the Company amended its Senior Secured Credit Facility agreement to reduce the applicable interest rate on its Term Loan. Under the amended Term Loan, the applicable margin has been reduced by 25 basis points to 300 basis points. The LIBOR floor of 1% remained unchanged. All other terms of the Senior Secured Credit Facility agreement were substantially unchanged. The Company capitalized $0.4 million of deferred financing costs in connection with this repricing. As of December 31, 2018, the interest rate on the Term Loans was 5.52%. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of December 31, 2018, the Company had no outstanding borrowings under the Revolver.
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

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Term Loans mature on April 1, 2022, and the Revolver matures on April 1, 2020. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess cash flow as defined in the credit agreement (subject to certain reductions).  As of December 31, 2017, we were required to make an excess cash flow payment on the outstanding Term Loans of $9.5 million, which was subsequently paid on March 20, 2018. As of December 31, 2018, we will not be required to make an excess cash flow payment on the outstanding Term Loans in the first quarter of 2019. Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries.
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
The Company is in compliance with its covenants under the 2023 Notes and the Senior Secured Credit Facility as of December 31, 2018.
As of December 31, 2017 and 2018, based on available market information, the estimated fair value of the 2023 Notes was $275.8 million and $253.8 million, respectively, and $288.9 million and $274.9 million, respectively, for the Term Loans. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).
Annual maturities of the Company's long-term debt as of December 31, 2018 are as follows (in thousands):

2019	$5
2020	5
2021	—
2022	282,332
2023	278,148
Thereafter	—
$560,490

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Stockholders’ Equity
The table below presents a summary, as of December 31, 2018, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

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

The foregoing share totals include 466,577 shares of restricted Class A common stock, subject to vesting terms, but exclude 4,981,478 of Class A common stock and 4,706,946 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $6.25 and $9.63 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.
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
On August 16, 2016, GE Capital Equity Holdings, LLC, GE Business Financial Services, Inc. and AN Capital Corporation (collectively, the “Selling Entities”), each existing stockholders of the Company, entered into a purchase agreement with Madison Square Garden Investments, LLC (“MSG”), pursuant to which MSG agreed to acquire a total of 3,208,139 shares of the Company’s Class C common stock from the Selling Entities, which, in accordance with the terms of the Class C common stock, converted into a like number of shares of the Company’s Class A common stock upon completion of the transaction (the “MSG Transaction”). In connection with the MSG Transaction, the Company entered into a registration agreement with MSG, dated as of August 16, 2016, which provides MSG, subject to certain customary limitations and other conditions, with the ability to cause the Company to register shares of Class A common stock held by MSG for resale under the Securities Act of 1933, as amended, and grants MSG the right to participate in certain registrations by the Company of its equity securities. In addition, pursuant to a letter agreement, dated as of August 16, 2016 (the “Board Observer Letter”), the Company has granted MSG the right to send one representative to observe meetings of the Company’s board of directors and committees (the “Observer Rights”). MSG’s Observer Rights will expire at such time as MSG holds less than 75% of the number of shares of Class A common stock it held on the date of the Board Observer Letter.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Also, on August 16, 2016, Steven Price, Executive Chairman of the Company’s board of directors, entered into a purchase agreement with GE Capital Equity Holdings, LLC pursuant to which he agreed to acquire a total of 50,000 shares of Class C common stock from GE Capital Equity Holdings, LLC. In accordance with their terms, the shares of Class C common stock acquired by Mr. Price converted into shares of Class A common stock upon completion of the transaction.
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
Stock-based Compensation
The Company’s 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of December 31, 2018, 1,801,921 shares were available for grant.
No restricted stock was granted during the year ended December 31, 2016. 5,000 shares of restricted Class A common stock shares were issued during the year ended December 31, 2017 under the 2014 Incentive Plan, none of which were vested as of December 31, 2018. The fair value of the restricted stock is $9.16 per share. In the year ended December 31, 2018, the Company issued 461,577 shares of restricted Class A common stock, none of which were vested as of December 31, 2018. The fair value of the restricted grants ranged from $6.31 per share to $8.24 per share.
On January 26, 2016, the Company granted 1,600,000 options under the 2014 Incentive Plan at an exercise price of $8.96 to employees and directors of the Company. The weighted average grant date fair value was $2.38. The options have a five-year term with 50% vesting after year three and 50% vesting after year four.
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
In the year ended December 31, 2017, the Company granted 150,000 options with a weighted average grant date fair value of $2.89 or $3.68. The option grants have ten-year terms with 50% vesting after three years and 50% vesting after four years.
On July 18, 2018, the Company commenced an offer to eligible executive officers, employees and directors to exchange certain outstanding eligible options to purchase shares of our common stock for new options covering a lesser number of shares of our common stock exercisable at a lower price (the “Option Exchange”).
On August 17, 2018, eligible option holders tendered, and Townsquare accepted for cancellation, options to purchase 7,524,807 shares of Townsquare common stock and granted replacement options to eligible option holders to purchase 2,800,301 shares of Class A common stock and approximately 3,790,745 shares of Class B common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of the replacement options granted in the exchange offer was $8.74, the closing price of Townsquare’s Class A common stock as reported on the NYSE on August 16, 2018 plus $0.50. The Option Exchange resulted in the grant of replacement options with a fair

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

value, for accounting purposes, approximately equal to the fair value of the eligible options that were surrendered. Replacement options granted as part of the Option Exchange retained their original vesting schedule.
In the year ended December 31, 2018, the Company granted 2,302,000 options (excluding those granted through the Option Exchange) with a weighted average grant date fair value between $1.60 and $2.70. The option grants have ten-year terms with 50% vesting after year three and 50% vesting after year 4, with the exception of the 1.2 million shares that vest 25% each over four years.
The grant date fair value of the stock options is estimated using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company’s common stock price, dividend yield and the risk-free interest rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted:

	2016	2017	2018
Expected volatility	30.0%	40.0%	40.0%
Expected term	4.25 - 6.33 years	6.67 years	6.26 - 6.76 years
Risk free interest rate	1.4% - 1.7%	2.1%	2.2% - 2.9%
Expected dividend yield	0.0%	0.0%	0.0% - 4.03%

The expected term was calculated using the simplified method, defined as the midpoint between the vesting period and the contractual term of each award. The expected volatility was based on market conditions of the Company and comparable companies. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. Prior to 2018, the Company had not paid dividends and therefore did not utilize a dividend yield in the calculations, however, beginning with grants made in 2018, we have used an annual dividend of $0.30 per share in our calculations.
The following table summarizes stock option activity for the years ended December 31, 2017 and 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	8,653,712	9.51	7.06	$7,805
Granted	150,000	9.03
Exercised	(35,914)	9.63
Forfeited and expired	(223,573)	9.45
Outstanding at December 31, 2017	8,544,225	$9.50	6.11	$—
Granted	8,893,046	8.13
Exercised	—	—
Forfeited and expired	(7,748,847)	9.51
Outstanding at December 31, 2018	9,688,424	$8.23	6.15	—
Exercisable at December 31, 2018	5,904,471	$8.83	5.70	$—

The weighted average grant date fair value of the 8,893,046 options granted during 2018 was $1.71. Of the 8,893,046 options granted, 6,591,046 were granted in respect of the Option Exchange noted above.
As of December 31, 2018, there were 466,577 shares of restricted Class A common stock outstanding with a weighted average grant date fair value per share of $6.55. The fair value of the restricted stock is equal to the closing share price on the date of grant. The vesting term of the shares of restricted stock vary from 1 to 5 years.
    For the years ended December 31, 2016, 2017 and 2018, the Company recognized approximately $4.3 million, $0.7 million and $1.6 million, respectively, of stock-based compensation expense with respect to the options and shares of restricted stock granted. Included within the 2016 stock-based compensation expense was $3.4 million related to the Option Repricing. As of December 31, 2018, total unrecognized stock-based compensation expense related to our

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

stock options and restricted stock was $4.9 million and $2.5 million, respectively, and is expected to be recognized over a weighted average period of 2.9 and 3.2 years, respectively.
Note 10. Income Taxes
Income tax expense (benefit) from continuing operations for the years ended December 31, 2016, 2017 and 2018 consisted of the following (in thousands):

	2016	2017	2018
Current income tax expense
State	$896	$683	$890
Total current income tax expense	$896	$683	$890

Deferred tax expense (benefit)
Federal	$12,659	$(9,201)	$475
State	2,579	1,121	224
Total deferred income tax expense (benefit)	15,238	(8,080)	699
Total income tax expense (benefit)	$16,134	$(7,397)	$1,589

Total income tax expense (benefit) from continuing operations differed from the amount computed by applying the federal statutory tax rate of 35.0% for the years ended December 31, 2016 and 2017 and 21% for the year ended December 31, 2018 due to the following (in thousands):

	2016	2017	2018
Pretax income at federal statutory rate	$12,937	$6,093	$230
State income tax expense, net federal expense	2,258	1,173	880
Non-deductible items	278	381	684
Federal tax rate change adjustments	—	(14,088)	—
Adjustment of prior year deferred taxes	257	(732)	105
Change in valuation allowance	106	(76)	(251)
Other items	298	(148)	(59)
Total provision (benefit) for income taxes	$16,134	$(7,397)	$1,589

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2018 are presented below (in thousands):

	2017	2018
Deferred tax assets:
Allowance for doubtful accounts	$119	$899
Accrued expenses and other current liabilities	330	277
Stock-based compensation	10,877	11,228
Property and equipment	2,207	1,972
Interest expense	—	2,412
Prepaid rent	1,326	1,292
Deferred revenue	433	270
Noncurrent liabilities	95	732
Net operating loss and credit carryforwards	38,704	49,610
	54,091	68,692
Less: valuation allowance	(10,190)	(9,939)
Deferred tax assets	43,901	58,753
Deferred tax liabilities:
Intangible assets	66,932	71,136
Software development costs	3,252	3,648
Deferred tax liabilities	70,184	74,784
Net deferred tax liabilities	$26,283	$16,031

As of December 31, 2018, the Company has federal net operating loss carryforwards of approximately $189.2 million available to offset future income which will expire in the years 2019 through 2037, of which $50.4 million is applicable to Townsquare Radio, Inc. and can only be utilized against its future earnings (subject to further limitations under Section 382 of the Internal Revenue Code) and $138.8 million applicable to post IPO operations of the Company and can be utilized against future earnings without limitation through 2037. Additionally, the Company has net operating loss carry forwards for state purposes aggregating $12.1 million as of December 31, 2018, which are subject to the foregoing limitations. The decrease in the valuation allowance was primarily due to the expiration of state net operating loss carryforwards.
Tax Reform Legislation
In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act made significant changes in U.S. tax law including a reduction in the corporate income tax rate, repeal of the alternative minimum tax, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and changes to net operating loss carryforwards and carry backs. The Tax Act reduced the U.S. corporate income tax rate from the then current rate of 35% to 21%. As a result of the Tax Act, the Company was required to revalue its deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a benefit of $14.1 million to income tax expense and a corresponding reduction in the net deferred tax liability as of and for the year ended December 31, 2017. The Company also reported approximately $0.3 million of the deemed mandatory repatriation as of December 31, 2017.

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2017	December 31, 2018
Accrued compensation and benefits	$10,629	$14,979
Accrued professional fees	1,057	1,449
Accrued commissions	2,010	1,982
Accrued taxes	2,039	2,696
Accrued music and FCC licensing	251	2,315
Accrued publisher fees	2,752	2,213
Accrued national representation fees	947	1,276
Due to sellers, business combinations	291	26
Deferred rent	1,951	2,073
Dividend payable	—	2,162
Accrued other	2,992	1,663
	$24,919	$32,834

Note 12. Lease and Other Commitments
Operating Leases: The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments. Total rental expense was approximately $19.4 million, $17.8 million and $15.4 million for the years ended December 31, 2016, 2017 and 2018, respectively. Total rental expense includes costs incurred for live events such as venue and equipment rentals.
As of December 31, 2018, the total minimum annual rental commitments under non-cancelable operating leases are as follows (in thousands):

2019	$11,143
2020	8,856
2021	7,009
2022	6,114
2023	4,873
Thereafter	12,522
Total minimum payments	$50,517

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. (“Nielsen”), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of December 31, 2018 is approximately $17.5 million and is expected to be paid in accordance with the agreements through September 2021. In addition, the Company has aggregate commitments of $1.5 million for other broadcasting services through December 2019 and aggregate commitments of $10.5 million for a business management platform through 2023.
Note 13. Discontinued Operations
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

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On May 24, 2018, the  Company,  through  a  subsidiary  of  Townsquare  Live  Events,  LLC,  sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly owned subsidiary NAME to North American Fairs, LLC for $23.5 million. We recognized a loss on the sale of NAME of approximately $1.8 million within net loss from discontinued operations and our Entertainment reportable segment will no longer be presented as part of our segment reporting. In addition, on June 29, 2018, the Company entered into an Agreement of Purchase and Sale to transfer its 70% controlling interest in Mountain Jam, LLC ("Mountain Jam") to Chet-5 Festivals ("Chet-5"), LLC and to acquire the 30% minority interest in Taste of Country Productions LLC from Chet-5. The purchase and sale was completed on the same day and included a payment of $1.3 million from the Company to Chet-5. The Company recognized a gain on the sale of Mountain Jam of approximately $1.2 million which is included within net loss from discontinued operations.
The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2017	December 31, 2018
Cash and cash equivalents	$4,090	$6
Accounts receivable	183	3
Prepaid expenses and other current assets	3,828	1
Current assets of discontinued operations	8,101	10
Property and equipment, net	42,962	—
Intangible assets, net	14,053	—
Other non-current assets	2,463	—
Long term assets of discontinued operations	59,478	—
Accounts payable	1,116	—
Accrued expenses and other current liabilities	1,324	208
Current liabilities of discontinued operations	2,440	208
Other long-term liabilities	10,682	—
Long term liabilities of discontinued operations	10,682	—
Net assets	$54,457	$(198)

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the components of operations that are related to discontinued operations in the Company's Consolidated Statement of Operations (in thousands):

	December 31, 2016	December 31, 2017	December 31, 2018
Net revenue	$95,285	$99,044	$15,902

Discontinued operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	85,367	93,686	26,830
Depreciation and amortization	6,924	6,727	2,176
Stock-based compensation	—	30	11
Impairment of goodwill	—	39,867	—
Impairment on long-lived assets	—	—	37,973
Transaction costs	77	—	—
Net (gain) loss on sale and retirement of assets	(16)	10	293
Discontinued operating income (loss)	2,933	(41,276)	(51,381)
Other expenses:
Interest expense, net	—	(2)	(1)
Other (income) expense, net	(437)	(75)	24
Income (loss) from discontinued operations before income taxes	3,370	(41,199)	(51,404)
Provision (benefit) for income taxes	907	(6,120)	(20,323)
Net income (loss) from discontinued operations, net of income taxes	$2,463	$(35,079)	$(31,081)

Business Realignment Costs
During management’s strategic review it was also decided that two musical festivals would be terminated following the 2017 music festival season and that other expo, active, lifestyle and direct national digital sales operations would be streamlined. These terminated events represent components within the entertainment business and not an exit from this line of business as other similar events will continue to be held. These terminated events have been effectively abandoned with any assets transferred to other components within the business.
During the year ended December 31, 2018, management elected to restructure the Company’s programming and traffic departments, and incurred certain expenses related to a senior management restructuring.
The Company recorded the following business realignment costs for the years ended December 31, 2017 and 2018 (in thousands):

	December 31, 2017	December 31, 2018
Compensation costs	798	2,128
Contract termination costs	510	—
Other	20	—
	$1,328	$2,128

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
The calculation of basic and diluted EPS for the years ended December 31, 2016, 2017 and 2018 was as follows (in thousands, except per share data):

	Year Ended December 31,
	2016	2017	2018
Numerator:
Net income (loss) from continuing operations	$20,830	$24,806	$(494)
Net income (loss) from discontinued operations, net of income taxes	2,463	(35,079)	(31,081)
Net income (loss)	$23,293	$(10,273)	$(31,575)

Denominator
Weighted average shares of common stock outstanding	18,255	18,459	18,478
Effect of dilutive common stock equivalents	9,058	9,396	9,024

Weighted average diluted common shares outstanding	27,313	27,855	27,502

Basic income (loss) per share
Continuing operations	$1.14	$1.34	$(0.03)
Discontinued operations	$0.13	$(1.90)	$(1.68)

Diluted income (loss) per share:
Continuing operations	$0.76	$0.89	$(0.03)
Discontinued operations	$0.09	$(1.26)	$(1.68)

The Company had the following dilutive securities for the years ended December 31, that were not included in the computations of diluted net income per share as they were considered anti-dilutive (in thousands):

	2016	2017	2018
Warrants	—	8,978	8,978
Stock options	7,079	8,544	8,193
Restricted Stock	—	5	41

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	2016 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$88,014	$115,676	$117,847	$100,044
Operating income	10,818	21,800	26,986	14,894
Net income from continuing operations	1,393	7,831	6,235	5,371
Net (loss) income from discontinued operations	(2,776)	(2,230)	9,627	(2,158)
Net (loss) income	$(1,383)	$5,601	$15,862	$3,213

Basic income (loss) per share: (1)
Continuing operations	$0.08	$0.43	$0.34	$0.28
Discontinued operations	$(0.16)	$(0.12)	$0.52	$(0.11)

Diluted income (loss) per share: (1)
Continuing operations	$0.05	$0.29	$0.23	$0.20
Discontinued operations	$(0.10)	$(0.08)	$0.35	$(0.08)

	2017 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$84,929	$117,303	$111,897	$97,263
Operating income (loss)	9,432	21,243	20,853	(1,001)
Net income (loss) from continuing operations	651	7,798	7,094	9,263
Net (loss) income from discontinued operations	(3,659)	(2,236)	7,198	(36,382)
Net (loss) income	$(3,008)	$5,562	$14,292	$(27,119)

Basic income (loss) per share: (1)
Continuing operations	$0.04	$0.42	$0.38	$0.50
Discontinued operations	$(0.20)	$(0.12)	$0.39	$(1.97)

Diluted income (loss) per share: (1)
Continuing operations	$0.02	$0.27	$0.25	$0.34
Discontinued operations	$(0.13)	$(0.08)	$0.26	$(1.33)

TOWNSQUARE MEDIA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2018 Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Net revenue	$87,991	$119,577	$114,073	$108,958
Operating income (loss)	12,356	22,377	22,212	(16,550)
Net income (loss) from continuing operations	2,801	10,075	9,831	(23,201)
Net (loss) income from discontinued operations	(29,392)	(8,441)	(140)	6,892
Net (loss) income	$(26,591)	$1,634	$9,691	$(16,309)

Basic income (loss) per share: (1)
Continuing operations	$0.15	$0.54	$0.52	$(1.26)
Discontinued operations	$(1.59)	$(0.45)	$(0.01)	$0.37

Diluted income (loss) per share: (1)
Continuing operations	$0.10	$0.36	$0.35	$(1.26)
Discontinued operations	$(1.07)	$(0.31)	$(0.01)	$0.37

1 Basic and diluted income (loss) per share is computed independently for each quarter presented. Therefore, the sum of the quarters may not necessarily equal the total for the year.

Note 16. Subsequent Events
On March 11, 2019 the board of directors approved a dividend of $0.075 per share. The dividend will be paid to holders of record as of April 2, 2019. The estimated dividend of $2.1 million will be paid on May 15, 2019.

SCHEDULE II
TOWNSQUARE MEDIA, INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2016	$2,114	$1,882	$(2,563)	$1,433
2017	$1,433	$2,174	$(2,528)	$1,079
2018	$1,079	$4,665	$(2,288)	$3,456

S-1