Form 10-Q
period 2019-03-31
Townsquare Media, Inc.
filed 2019-05-07
CIK 1499832

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 __________________
FORM 10-Q __________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	TSQ	The New York Stock Exchange

As of May 6, 2019, the registrant had 18,961,819 outstanding shares of common stock consisting of: (i)14,313,844 shares of Class A common stock, par value $0.01 per share; (ii) 3,011,634 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	December 31, 2018	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$61,396	$60,808
Accounts receivable, net of allowance of $3,454 and $3,187, respectively	62,459	56,167
Prepaid expenses and other current assets	8,939	10,150
Current assets held for sale	19,763	10,185
Total current assets	152,557	137,310
Property and equipment, net	112,377	112,771
Intangible assets, net	478,938	478,376
Goodwill	226,981	226,981
Investments	9,505	11,775
Operating lease right-of-use assets	—	45,724
Other assets	6,909	294
Total assets	$987,267	$1,013,231
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,393	$12,828
Current portion of long-term debt	5	5
Deferred revenue	7,922	8,726
Accrued expenses and other current liabilities	32,749	17,778
Short-term operating lease liabilities	—	8,980
Accrued interest	4,563	9,169
Current liabilities held for sale	6,931	10,375
Current liabilities of discontinued operations	207	203
Total current liabilities	65,770	68,064
Long-term debt, less current portion (net of deferred finance costs of $5,155 and $4,779, respectively)	555,330	555,705
Deferred tax liability	16,031	14,424
Long-term operating lease liabilities	—	39,785
Other long-term liabilities	8,559	1,788
Total liabilities	645,690	679,766
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 14,297,066 and 14,313,844 shares issued and outstanding as of December 31, 2018 and March 31, 2019, respectively	143	143
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,011,634 shares issued and outstanding	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	190	190
Additional paid-in capital	365,835	366,711
Retained deficit	(25,735)	(33,883)
Non-controlling interest	1,287	447
Total stockholders’ equity	341,577	333,465
Total liabilities and stockholders’ equity	$987,267	$1,013,231
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2018	2019

Net revenue	$87,983	$93,682

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	64,356	68,629
Depreciation and amortization	4,383	6,508
Corporate expenses	5,649	5,587
Stock-based compensation	190	876
Transaction costs	159	148
Business realignment costs	—	4
Net (gain) loss on sale and retirement of assets	(10)	19
Total operating costs and expenses	74,727	81,771
Operating income	13,256	11,911
Other expense:
Interest expense, net	8,427	8,595
Other expense, net	32	34
Income from continuing operations before income taxes	4,797	3,282
Provision for income taxes	1,330	908
Net income from continuing operations	3,467	2,374
Net loss from discontinued operations, net of income taxes	(30,056)	(7,164)
Net loss	$(26,589)	$(4,790)

Net (loss) income attributable to:
Controlling interests	$(26,807)	$(5,237)
Non-controlling interests	218	447

Basic income (loss) per share:
Continuing operations	$0.19	$0.13
Discontinued operations	$(1.63)	$(0.39)

Diluted income (loss) per share:
Continuing operations	$0.13	$0.09
Discontinued operations	$(1.09)	$(0.26)

Weighted average shares outstanding:
Basic	18,478	18,478
Diluted	27,456	27,456

Cash dividend declared per share	$0.075	$0.075
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)		Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
January 1, 2018	13,819,639	3,022,484	1,636,341	8,977,676	$185	$367,041	$13,265		$(532)	$1,121	$381,080
Adjustments of equity pursuant to adoption of ASC 606*	—	—	—	—	—	—	2,271		—	—	2,271
Adjusted balance at January 1, 2018	13,819,639	3,022,484	1,636,341	8,977,676	185	367,041	15,536		(532)	1,121	383,351
Net (loss) income	—	—	—	—	—	—	(26,807)		—	218	(26,589)
Dividends declared	—	—	—	—	—	—	(2,061)		—	—	(2,061)
Stock-based compensation	—	—	—	—	—	190	—	—	—	—	190
Issuance of restricted stock	18,037	—	—	—	—	—	—		—	—	—
Foreign currency exchange	—	—	—	—	—	—	—		(126)	—	(126)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—		—	(27)	(27)
Balance at March 31, 2018	13,837,676	3,022,484	1,636,341	8,977,676	$185	$367,231	$(13,332)		$(658)	$1,312	$354,738

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares		Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss		Non- Controlling Interest	Total
January 1, 2019	14,297,066	3,011,634	1,636,341		8,977,676	$190	$365,835	$(25,735)	$—		$1,287	$341,577
Adjustments of equity pursuant to adoption of ASC 842**	—	—	—		—	—	—	(816)	—		—	(816)
Net (loss) income	—	—	—	—	—	—	—	(5,237)	—		447	(4,790)
Dividends declared	—	—	—		—	—	—	(2,095)	—		—	(2,095)
Stock-based compensation	—	—	—	—	—	—	876	—	—		—	876
Issuance of restricted stock	16,778	—	—		—	—	—	—	—		—	—
Cash distributions to non-controlling interests	—	—	—		—	—	—	—	—	—	(1,287)	(1,287)
Balance at March 31, 2019	14,313,844	3,011,634	1,636,341		8,977,676	$190	$366,711	$(33,883)	$—		$447	$333,465
*See Note 3
**See Note 13
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2019
Cash flows from operating activities:
Net (loss) income	$(26,589)	$(4,790)
Loss from discontinued operations	(30,056)	(7,164)
Income from continuing operations	3,467	2,374
Adjustments to reconcile income from continuing operations to net cash flows from operating activities
Depreciation and amortization	4,383	6,508
Amortization of deferred financing costs	382	376
Net deferred taxes and other	1,330	908
Provision for doubtful accounts	549	243
Stock-based compensation expense	190	876
Trade activity, net	(3,835)	(2,503)
Non-cash interest expense	(5)	—
Write-off of deferred financing costs	97	—
Net (gain) loss on sale of assets	(10)	19
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7,902	6,862
Prepaid expenses and other assets	(2,865)	(1,847)
Accounts payable	(2,720)	(563)
Accrued expenses	(7,617)	(14,617)
Accrued interest	3,549	4,607
Other long-term liabilities	(208)	809
Net cash provided by operating activities - continuing operations	4,589	4,052
Net cash (used in) provided by operating activities - discontinued operations	(5,169)	1,890
Net cash (used in) provided by operating activities	(580)	5,942

Cash flows from investing activities:
Purchase of property and equipment	(4,420)	(5,033)
Payments for acquisitions, net of cash acquired	(48)	(3)
Proceeds from sale of assets	50	63
Net cash used in investing activities - continuing operations	(4,418)	(4,973)
Net cash (used in) provided by investing activities - discontinued operations	(1,020)	1,790
Net cash used in investing activities	(5,438)	(3,183)

Cash flows from financing activities:
Repayment of bank debt	(9,519)	—
Dividend payments	—	(2,059)
Cash distribution to non-controlling interest	(8)	(1,287)
Repayments of capitalized obligations	(1)	(1)
Net cash used in financing activities - continuing operations	(9,528)	(3,347)
Net cash used in financing activities - discontinued operations	(19)	—
Net cash used in financing activities	(9,547)	(3,347)

Effect of exchange rate changes	3	—
Net decrease in cash and cash equivalents	(15,562)	(588)
Cash and cash equivalents:
Beginning of period	62,041	61,396
End of period	$46,479	$60,808
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2019
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$4,434	$3,889
Income taxes	32	68

Supplemental Disclosure of Non-cash Activities:
Dividends declared during the period	$2,061	$2,095
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of the Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the U.S. Our assets include 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 16,200 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), and approximately 200 local live events each year. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic local and regional events such as the WYRK's Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com. For more information, please visit www.townsquaremedia.com, www.townsquareinteractive.com, and www.townsquareignite.com.
Note 2. Summary of Significant Accounting Policies
Except as stated below, there have been no significant changes in the Company’s accounting policies since December 31, 2018. For the Company's detailed accounting policies please refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report on Form 10-K") filed with the Securities and Exchange Commission ("SEC") on March 12, 2019.
Recently Issued Accounting Standards
In January 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-01, Leases (Topic 842): Codification Improvements. This new guidance includes a codification improvement to the transition guidance in ASC 842 to clarify that entities adopting ASC 842 do not need to provide interim-period disclosures required by ASC 250, which states in the fiscal year in which a new accounting principle is adopted, financial information reported for interim periods after the date of adoption shall disclose the effect of the change on income from continuing operations, net income (or other appropriate captions of changes in the applicable net assets or performance indicator), and related per-share amounts, if applicable, for those post-change interim periods. Accordingly, interim disclosures about the effect on income in the year of adoption of ASC 842 are excluded from the required disclosures in transition, in a manner similar to the annual disclosures in ASC 250. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company does not believe ASU 2019-01 will have an impact on its consolidated financial statements.
Change in Accounting Policy
Segment Reporting
Operating segments are organized internally by type of products and services provided.  On January 2, 2019, the Company announced that its former Co-Chief Executive Officer (“CEO”) Dhruv Prasad resigned and that its other Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of these organization changes, Bill Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company has identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events.  The Company has concluded that each of these operating segments shall be presented separately. Prior year segment reporting has been restated to conform with the current year presentation.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 840. The standard is effective for fiscal years beginning after December 15, 2018, and allows a number of practical expedients that the Company has elected to apply. The guidance ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC 842 provides entities with an optional transition method for adopting the new lease standard by allowing entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings and not to restate comparative periods presented. The Company adopted the standard using the optional transition method as of January 1, 2019, using the package of practical expedients as well as several other permitted practical expedients that allow for a more simplified transition. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, the Company recognized at adoption (a) a lease liability of approximately $48.4 million, which represents the present value of the remaining lease payments, discounted at a weighted average discount rate of 7.04%, and (b) a ROU asset of approximately $45.4 million which represents the lease liability of $48.4 million adjusted for accrued rent of approximately $2.9 million. The Company recorded an adjustment of $0.8 million at the adoption date of January 1, 2019 to stockholders equity to properly account for the Company's operating lease ROU assets and operating lease liabilities. The most significant impact of this standard was the recognition of ROU assets and lease obligations for operating leases.
Note 3. Revenue Recognition
The following tables disaggregate our revenue into the following categories; Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive our digital marketing solutions business and Live Events (in thousands):

	Three Months Ended March 31, 2018
	Advertising	Townsquare Interactive	Live Events	Total

Net Revenue (ex Political)	$70,841	$10,796	$5,646	$87,283
Political	700	—	—	700
Net Revenue	$71,541	$10,796	$5,646	$87,983

	Three Months Ended March 31, 2019
	Advertising	Townsquare Interactive	Live Events	Total

Net Revenue (ex Political)	$74,017	$14,208	$5,159	$93,384
Political	298	—	—	298
Net Revenue	$74,315	$14,208	$5,159	$93,682

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

The primary sources of net revenue are the sale of advertising on our radio stations, owned and operated websites, radio stations’ online streams, and mobile applications. We offer precision customer targeting solutions to advertisers through Townsquare Ignite, our digital programmatic advertising platform. We also offer on a subscription basis under the brand name Townsquare Interactive, digital marketing solutions to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. In addition, we offer a diverse range of live events which we create, promote, and produce. This includes concerts, expositions and other experiential events within and beyond our markets. Our live events also generate substantial net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services.

Political net revenue includes the sale of advertising on our owned and operated radio stations from contracts with political advertisers.  Contracted performance obligations under political contracts consist of the broadcast of advertisements across our locally owned and operated radio stations. Management views political revenue separately based on the episodic nature of the election cycle and local issues calendars.
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
Live events net revenue is recognized as events are conducted and our contractual performance obligations are satisfied. Our live events include mostly single day events, but some are multi-day in duration. We measure progress towards the satisfaction of contractual performance obligations on a daily basis, measured by the successful delivery of the event and honoring customer admissions and vendor event commitments. Live event ticket purchase prices are due at the point of purchase and are nonrefundable. Live event tickets are often sold in advance of the events; in the case of advanced ticket sales, we defer the recognition of consideration received until we satisfy the future performance obligation. Live event contractual arrangements do not include any variable consideration, financing components, or significant judgments.
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
No impairment losses have arisen from any contracts with customers during the three months ended March 31, 2018 and 2019.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	At Adoption January 1, 2018	March 31, 2018	December 31, 2018	March 31, 2019
Receivables	$60,492	$53,788	$62,459	$56,167
Short-term contract liabilities (deferred revenue)	$7,992	$7,973	$7,922	$8,726

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days. The term between invoicing and when payment is due is not significant. The Company had no material bad debt expense recorded during the three months ended March 31, 2018 and 2019.
We record contract liabilities when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance related to event ticket sales for events scheduled to take place over the course of the current year and digital subscriptions in which payment is received in advance of the service month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. The decrease in the contract liabilities balance that was included in the deferred revenue balance at adoption January 1, 2018 is primarily driven by $5.4 million of recognized revenue for the three months ended March 31, 2018, offset by cash payments received or due in advance of satisfying our performance obligations. The increase in the contract liabilities balance that was included in the deferred revenue balance at December 31, 2018 is primarily driven by $6.2 million of recognized revenue for the three months ended March 31, 2019, offset by cash payments received or due in advance of satisfying our performance obligations. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the three months ended March 31, 2019.
In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed (previously such costs were expensed as incurred). Our capitalized contract acquisition costs include amounts related to sales commissions paid related to signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense consistent with how the related revenue is recognized over the duration of the contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. For contracts with a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs when incurred. As of January 1, 2018, we had a balance of $2.3 million in deferred costs and have recognized $0.6 million of amortization for the three months ended March 31, 2018. As of December 31, 2018, we had a balance of $3.0 million in deferred costs and have recognized $0.5 million for the three months ended March 31, 2019. No impairment losses have been recognized or changes made to the timeframe for performance of the obligations related to deferred contract assets during the three months ended March 31, 2018 and 2019.
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

Note 4. Acquisitions & Divestitures

On July 2, 2018, the Company acquired certain assets and liabilities related to three radio stations in Princeton, NJ ("the Princeton Acquisition") from Connoisseur Media, LLC for $17.4 million, including a working capital adjustment of $0.1 million. The acquired assets included WPST-FM, WNJE-AM and WCHR-AM. The consideration was paid with cash on hand. The Company estimated the fair value of intangibles acquired (FCC licenses) to be $6.4 million using the greenfield method and the purchase price was further allocated to the assets and liabilities acquired at their fair value at the date of acquisition, with the excess of purchase price over the net assets of $9.9 million recorded as goodwill. As of May 7, 2019, the Company was still in the process of finalizing the valuation of the acquired assets and assumed liabilities, and therefore the purchase price allocation should be considered preliminary. The preliminary purchase price allocation may be subject to further refinement. The goodwill balance may be adjusted pending the completion of the valuation of the assets acquired and liabilities assumed as described above. To the extent that significant changes occur in the future, the Company will disclose such changes in the reporting period in which they occur.

The preliminary Princeton Acquisition purchase price allocation is shown in the following table (in thousands):

Prepaid and other current assets	$256
FCC licenses	6,409
Property and equipment, net	976
Goodwill	9,915
Accounts payable and accrued expenses	(201)
Total purchase price	$17,355

On March 18, 2019, the Company closed on the sale of its Arizona Bridal Shows to MarketPlace Events, LLC for $2.0 million. The Company realized a gain in connection with the sale of $1.4 million, which is included in net loss from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations for the three months ended March 31, 2019.
Note 5. Interim Financial Data
The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2018 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three months ended March 31, 2019 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2019. The Consolidated Balance Sheet as of December 31, 2018 is derived from the audited financial statements at that date.
Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.
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
During the three months ended March 31, 2019 approximately $0.3 million of a convertible note receivable previously outstanding at December 31, 2018 converted into an investment. Additionally, during the three months ended March 31, 2019, the Company made an investment in a small business totaling $2.0 million. The investments represent minority ownership positions that are accounted for under the cost method of accounting. These transactions were recorded as investments in the Company's Consolidated Balance Sheet as of March 31, 2019.
There were no investments made during the three months ended March 31, 2018.
Note 7. Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2018	March 31, 2019
Land and improvements	$21,062	$21,235
Buildings and leasehold improvements	43,525	44,801
Broadcast equipment	81,690	83,188
Computer and office equipment	14,801	16,104
Furniture and fixtures	15,789	16,273
Transportation equipment	16,899	17,512
Software development costs	21,332	22,521
Total property and equipment, gross	215,098	221,634
Less accumulated depreciation and amortization	(102,721)	(108,863)
Total property and equipment, net	$112,377	$112,771

Depreciation and amortization expense for property and equipment was $4.1 million and $6.3 million for the three months ended March 31, 2018 and 2019, respectively.
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
In January 2019, management concluded that the Company should exit its music festival business and commenced an active search for a buyer.  As a result of these actions, the music festivals business met the criteria for assets held for sale which requires the Company to measure its long-lived assets at the lower of carrying value or fair value less costs to sell.  During the first quarter of 2019, management received indications of fair value.  This assessment resulted in a $10.0 million impairment charge against the assets of the disposal group which have been recorded in discontinued operations for the three months ended March 31, 2019.

There were no changes in the carrying value of goodwill for the three months ended March 31, 2018.

Intangible assets consist of the following (in thousands):

	Estimated Useful Life	December 31, 2018	March 31, 2019
Intangible Assets:
FCC licenses	Indefinite	$473,412	$473,412
Customer and advertising relationships	10 years	6,540	6,540
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademarks	15 years	3,196	2,761
Other intangibles	3 years	161	161
Total		485,756	485,321
Less: Accumulated amortization		(6,818)	(6,945)
Net amount		$478,938	$478,376

Amortization expense for definite-lived intangible assets was $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2019, respectively.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2019 is as follows (in thousands):

2019 (remainder)	$673
2020	849
2021	840
2022	837
2023	626
Thereafter	1,139
$4,964

Note 9. Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	December 31, 2018	March 31, 2019
2023 Notes	$278,148	$278,148
Term Loans	282,332	282,332
Capitalized obligations	10	9
Debt before deferred financing costs	560,490	560,489
Deferred financing costs	(5,155)	(4,779)
Total debt	555,335	555,710
Less: current portion of long-term debt	(5)	(5)
Total long-term debt	$555,330	$555,705

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

During the year ended December 31, 2018, the Company voluntarily repurchased $1.9 million of its 2023 Notes at a market price below par, including accrued interest and recognized a gain of $0.1 million. The repurchased notes were canceled by the Company. The Company recognized a loss of $0.04 million on the write-off of unamortized deferred financing costs in connection with the voluntary repurchases of its 2023 Notes.
As of March 31, 2019, the interest rate on the Term Loans was 5.50%, based on the current LIBOR rate and an applicable margin of 300 basis points. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of March 31, 2019, the Company had no outstanding borrowings under the Revolver.
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
On April 30, 2019, the Company entered into an amendment under its existing credit agreement to, among other things, extend the maturity date of the existing revolving credit facility by two years to April 1, 2022, coterminous with the Term Loan maturity date (with a springing maturity six months inside of the maturity date of the Term Loan) and to amend certain asset sale provisions. The Term Loans mature on April 1, 2022. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess cash flow as defined in the credit agreement (subject to certain reductions).  At December 31, 2018, we were not required to make an excess free cash flow payment on the outstanding Term Loans. Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries.
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
The Company is in compliance with its covenants under the 2023 Notes and Senior Secured Credit Facility as of March 31, 2019.
As of March 31, 2019, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $267.2 million and $277.7 million, respectively.
Annual maturities of the Company's long-term debt as of March 31, 2019 are as follows (in thousands):

2019 (remainder)	$4
2020	5
2021	—
2022	282,332
2023	278,148
Thereafter	—
$560,489

Note 10. Stockholders' Equity

The table below presents a summary, as of March 31, 2019, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	14,313,844	One vote per share.
Class B common stock	$0.01	50,000,000	3,011,634	10 votes per share.[2]
Class C common stock	$0.01	50,000,000	1,636,341	No votes.[2]
Warrants			8,977,676	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $898.[3]
Total		400,000,000	27,939,495
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

The foregoing share totals include 483,355 shares of restricted Class A common stock, subject to vesting terms, but exclude 4,976,285 of Class A common stock and 4,550,991 of Class B common stock issuable upon exercise of stock options which have an exercise price between $6.25 and $9.63 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.
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
Stock-based Compensation
The Company’s 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of March 31, 2019, 1,946,291 shares were available for grant.
During the three months ended March 31, 2019, the Company issued 16,778 shares of restricted Class A common stock, none of which were vested as of March 31, 2019. The fair value of the restricted grants was $5.96 share.
The following table summarizes stock option activity for the three months ended March 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	9,688,424	$8.23	6.15	$—
Granted	—
Exercised	—
Forfeited	(161,148)
Outstanding at March 31, 2019	9,527,276	$8.26	5.85	$—

As of March 31, 2019, there were 483,355 shares of restricted Class A common stock outstanding with a weighted average grant date fair value per share of $6.56. The fair value of the restricted stock is equal to the closing share price on the date prior to the grant. The vesting term of the shares of restricted stock vary from 1 to 5 years.
Stock-based compensation expense was $0.2 million and $0.9 million for the three months ended March 31, 2018 and 2019, respectively. As of March 31, 2019, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $3.8 million and $2.4 million, respectively, and is expected to be recognized over a weighted average period of 2.8 and 3.0 years, respectively.
Note 11. Income Taxes
The Company's effective tax rate for the three months ended March 31, 2018 and 2019 was approximately 27.7% and 27.7%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the three months ended March 31, 2019 primarily relates to certain non-deductible items under the TCJA provisions and state, local and foreign income taxes.
Note 12. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2018	March 31, 2019
Accrued compensation and benefits	$14,863	$4,958
Accrued professional fees	1,449	809
Accrued commissions	1,980	2,007
Accrued taxes	2,686	2,004
Accrued music and FCC licensing	2,315	1,218
Accrued publisher fees	2,213	1,615
Accrued national representation fees	1,276	1,480
Due to sellers, business combinations	26	3
Deferred rent	2,139	—
Dividends payable	2,162	2,198
Accrued other	1,640	1,486
	$32,749	$17,778

Note 13. Leases and Other Commitments
The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments.
In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") (the "Tower Sale"). The divested towers house antenna that broadcast certain of the Company’s radio stations. As part of this transaction, the Company leased a portion of the space on the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of twenty years and three optional 5-year renewal periods. The Company will pay $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The ending balances of the long-term prepaid rent asset and deferred gain as of December 31, 2018 of $6.6 million were included in the opening balance of the operating lease ROU assets and operating lease liabilities at January 1, 2019. The Company will continue to amortize these balances over the remaining lease-term.

The below table summarizes the impact on the Company's Consolidated Balance Sheet at the adoption date of January 1, 2019 and as of March 31, 2019, respectively (dollars in thousands):

	At Adoption January 1, 2019	March 31, 2019
Operating lease right-of-use-assets	$45,434	$45,724
Total operating lease right-of-use-assets	$45,434	$45,724

Deferred rent	(2,111)	—
Operating lease liabilities	48,361	48,765
Retained deficit	(816)	—
Total liabilities and stockholders' equity	$45,434	$48,765

Weighted Average Remaining Lease Term
Operating leases	6.36 years	6.26 years
Weighted Average Discount Rate
Operating leases	7.04%	7.05%

Maturities of lease liabilities for operating leases are as follows as of March 31, 2019 (in thousands):

2019 (remainder)	$8,700
2020	9,610
2021	7,765
2022	6,881
2023	5,635
Thereafter	14,453
Total lease payments	53,044
Less: imputed interest	(10,842)
Add: deferred gain sale leaseback transaction	6,563
Total	$48,765

The components of lease expense recorded to operating and corporate expense for the three months ended March 31, 2019 are as follows (dollars in thousands):

Operating lease cost	$2,950
Short-term lease cost	15
Variable lease cost	9
Total lease cost	$2,974

Supplemental cash flow information related to leases for the three months ended March 31, 2019 are as follows (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,874
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,287

As of March 31, 2019, we have additional operating leases, primarily for office space that have not yet commenced totaling $2.1 million. These operating leases will commence in 2019 with lease terms of 20 years.
Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of March 31, 2019 is approximately $15.6 million and is expected to be paid in accordance with the agreements through September 2021. In addition, the Company has aggregate commitments of $1.1 million for other broadcasting services through December 2019 and aggregate commitments of $10.0 million for a business management platform through 2023.
Note 14. Segment Reporting

Operating segments are organized internally by type of products and services provided.  On January 2, 2019, the Company announced that its former Co-Chief Executive Officer (“CEO”) Dhruv Prasad resigned and that its other Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of these organization changes, Bill Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company has identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events.  The Company has concluded that each of these operating segments shall be presented separately. Prior year segment reporting has been restated to conform with the current year presentation.

The following table presents the Company's reportable segment results for the three months ended March 31, 2018 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$71,541	$10,796	$5,646	$—	$87,983
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	52,650	7,545	4,161	—	64,356
Depreciation and amortization	2,670	115	136	1,462	4,383
Corporate expenses	—	—	—	5,649	5,649
Stock-based compensation	18	7	11	154	190
Transaction costs	—	—	—	159	159
Business realignment costs	—	—	—	—	—
Net gain on sale and retirement of assets	—	—	—	(10)	(10)
Operating income (loss)	$16,203	$3,129	$1,338	$(7,414)	$13,256
Capital expenditures	$2,863	$8	$2	$1,547	$4,420

The following table presents the Company's reportable segment results for the three months ended March 31, 2019 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$74,315	$14,208	$5,159	$—	$93,682
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	54,889	9,827	3,913	—	68,629
Depreciation and amortization	3,098	121	145	3,144	6,508
Corporate expenses	—	—	—	5,587	5,587
Stock-based compensation	92	35	23	726	876
Transaction costs	—	—	—	148	148
Business realignment costs	—	—	—	4	4
Net loss on sale and retirement of assets	—	—	—	19	19
Operating income (loss)	$16,236	$4,225	$1,078	$(9,628)	$11,911
Capital expenditures	$3,378	$73	$1	$1,581	$5,033

Note 15. Discontinued Operations

During the fourth quarter of 2017, we undertook a corporate strategic review of the Company’s operations and concluded the Company should exit certain entertainment businesses and that two live event verticals, Premium Music and Holiday, would be discontinued. The assets, liabilities and results of operations of these businesses were reclassified as discontinued operations.

On May 24, 2018, the  Company,  through  a  subsidiary  of  Townsquare  Live  Events,  LLC,  sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly owned subsidiary North American Midway Entertainment ("NAME") to North American Fairs, LLC for $23.5 million. We recognized a loss on the sale of NAME of approximately $1.8 million within net loss from discontinued operations during the year ended December 31, 2018. In addition, on June 29, 2018, the Company entered into an Agreement of Purchase and Sale to transfer its 70% controlling interest in Mountain Jam, LLC ("Mountain Jam") to Chet-5 Festivals ("Chet-5"), LLC and to acquire the 30% minority interest in Taste of Country Productions LLC from Chet-5. The purchase and sale was completed on the same day and included a payment of $1.3 million from the Company to Chet-5. The Company recognized a gain on the sale of Mountain Jam of approximately $1.2 million during the year ended December 31, 2018.

During the first quarter of 2019, management concluded that the Company should exit its music festival business and it would therefore be discontinued. The Company commenced a search for a buyer of the music festivals. The assets, liabilities and results of operations of this business has been reclassified as discontinued operations and assets held for sale.

The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2018	March 31, 2019
Accounts receivable	$9	$4
Prepaid expenses and other current assets	435	1,085
Property and equipment, net	1,874	1,759
Intangible assets, net	3,843	3,751
Goodwill	13,602	3,586
Current assets held for sale	19,763	10,185
Accounts payable	89	58
Deferred revenue	6,688	10,233
Accrued expenses and other current liabilities	154	84
Current liabilities held for sale	6,931	10,375
Accrued expenses and other current liabilities	207	203
Current liabilities of discontinued operations	207	203
Net assets	$12,625	$(393)

The following table shows the components of operations that are related to discontinued operations in the Company's Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,
	2018	2019
Net revenue	$6,243	$8

Discontinued operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	12,710	903
Depreciation and amortization	1,957	208
Stock-based compensation	7	—
Impairment on long-lived assets	37,973	10,016
Net gain on sale and retirement of assets	(312)	(1,438)
Discontinued operating loss	(46,092)	(9,681)
Other expenses:
Interest expense, net	1	—
Other income, net	(12)	—
Loss from discontinued operations before income taxes	(46,103)	(9,681)
Benefit for income taxes	(16,047)	(2,517)
Net loss from discontinued operations, net of income taxes	$(30,056)	$(7,164)

Note 16. Net (Loss) Income Per Common Share
The following table sets forth the computations of basic and diluted net (loss) income per share for the three months ended March 31, 2018 and 2019 (in thousands, except per share data).

	Three Months Ended March 31,
	2018	2019

Numerator:
Net income from continuing operations	$3,467	$2,374
Net loss from discontinued operations, net of income taxes	(30,056)	(7,164)
Net loss	$(26,589)	$(4,790)

Denominator:
Weighted average shares of common stock outstanding	18,478	18,478
Effect of dilutive common stock equivalents	8,978	8,978
Weighted average diluted common shares outstanding	27,456	27,456

Basic income (loss) per share:
Continuing operations	$0.19	$0.13
Discontinued operations	(1.63)	(0.39)

Diluted income (loss) per share:
Continuing operations	$0.13	$0.09
Discontinued operations	(1.09)	(0.26)

Note 17. Subsequent Events
Dividend
On May 6, 2019 the board of directors approved a dividend of $0.075 per share. The dividend will be paid to holders of record as of June 28, 2019. The estimated $2.1 million dividend will be paid on August 15, 2019.
Amendment to Revolving Credit Facility
On April 30, 2019, the Company entered into an amendment under its existing credit agreement to, among other things, extend the maturity date of the existing revolving credit facility by two years to April 1, 2022, coterminous with the Term Loan maturity date (with a springing maturity six months inside of the maturity date of the Term Loan) and to amend certain asset sale provisions.

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
On July 2, 2018, the Company acquired certain assets and liabilities related to three radio stations in Princeton, NJ (“the Princeton Acquisition”) from Connoisseur Media, LLC. We use the term “pro forma” in this section to refer to results that include the Princeton Acquisition as if it had been completed on January 1, 2018.
Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States or Canada, or in the specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2018 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Discontinued Operations
During the fourth quarter of 2017, we undertook a corporate strategic review of the Company’s operations and concluded the Company should exit certain entertainment businesses and that two live event verticals, Premium Music and Holiday, would be discontinued. The assets, liabilities and results of operations of these businesses were reclassified as discontinued operations. Refer to Note 15 in the accompanying Consolidated Financial Statements for additional information.
On May 24, 2018, the  Company,  through  a  subsidiary  of  Townsquare  Live  Events,  LLC,  sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly owned subsidiary North American Midway Entertainment ("NAME") to North American Fairs, LLC for $23.5 million. In addition, on June 29, 2018, the Company entered into an Agreement of Purchase and Sale to transfer its 70% controlling interest in Mountain Jam, LLC ("Mountain Jam") to Chet-5 Festivals ("Chet-5"), LLC and to acquire the 30% minority interest in Taste of Country Productions LLC from Chet-5. Refer to Note 15 in the accompanying Consolidated Financial Statements for additional information.
During the first quarter of 2019, management concluded that the Company should exit its music festival business and it would therefore be discontinued. The Company commenced a search for a buyer of the music festivals. The assets, liabilities and results of operations of this business has been reclassified as discontinued operations and assets held for sale. Refer to Note 15 in the accompanying Consolidated Financial Statements for additional information.
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
Townsquare owns and operates 321 radio stations and over 330 local websites serving 67 small and mid-sized markets, a digital marketing solutions company, a digital programmatic advertising platform and an e-commerce offering. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, Townsquare owns and operates a diverse range of live events which we create, promote and produce. This includes concerts, expositions and other experiential events within and beyond our radio markets.
Our discussion is presented on both a consolidated and segment basis. The Company has identified three operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive our digital marketing solutions business and Live Events, which principally is comprised of the Company's live events, including concerts, expositions and other experiential events.

Advertising
Our primary source of Advertising net revenue is the sale of advertising on our radio stations, owned and operated websites, radio stations’ online streams and mobile applications. Our sales of advertisements are primarily affected by the demand for advertising from local, regional and national advertisers and the advertising rates we charge. Advertising demand and rates are based primarily on our ability to attract audiences to our various products in the demographic groups targeted by advertisers, as measured principally by various services on a periodic basis. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations and websites helps to insulate our radio stations and websites from the effects of changes in musical tastes of the public with respect to any particular format. We believe that the sale of our online and mobile advertisements, which currently have rates per advertisement that are less than those of terrestrial radio advertisements, has not negatively impacted our terrestrial radio advertising net revenue. Should a significant and sudden shift in demand for these products toward online and mobile occur, there could be a material adverse impact on our financial condition and results of operations if we are unable to increase rates accordingly. However, we believe that as a result of our strong brands and quality online and mobile offerings we are well positioned to increase rates as demand increases for these products.
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
Townsquare Interactive
Through our Townsquare Interactive segment, we offer digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our digital marketing solutions, include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation management, social media management, and website retargeting.
Live Events
Our primary source of Live Events net revenue is ticket sales. Our Live Events segment also generates substantial net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Live event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our net revenue. In certain cases, we mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather.

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
Seasonality
Our net revenue varies throughout the year. We expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.

Macroeconomic Indicators
Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of April 26, 2019, U.S. GDP grew at an annual rate of 3.2% in the first quarter of 2019.
Emerging Growth Company
The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act to hold a non-binding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved. Based on the applicable regulations, we will no longer qualify as an emerging growth company no later than as of December 31, 2019. We are also a “smaller reporting company,” which allows us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue as a smaller reporting company for an indefinite period.
Executive Summary
The key developments in our business for the three months ended March 31, 2019, as compared to the same period in 2018 are summarized below:

•	Net revenue for the three months ended March 31, 2019 increased $5.7 million, or 6.5%.

◦	Excluding political revenue, net revenue for the three months ended March 31, 2019 increased $6.1 million, or 7.0%.

◦	Advertising net revenue for the three months ended March 31, 2019 increased $2.8 million, or 3.9%.

◦	Townsquare Interactive net revenue for the three months ended March 31, 2019 increased $3.4 million, or 31.6%.

◦	Live Events net revenue for the three months ended March 31, 2019 decreased $0.5 million, or 8.6%.

•	Pro forma net revenue for the three months ended March 31, 2019 increased $4.2 million, or 4.7%.

◦	Excluding political revenue, pro forma net revenue for the three months ended March 31, 2019 increased $4.6 million, or 5.1%.

◦	Pro forma Advertising net revenue for the three months ended March 31, 2019 increased $1.3 million, or 1.7%.

◦	Pro forma Townsquare Interactive net revenue for the three months ended March 31, 2019 increased $3.4 million, or 31.6%.

◦	Pro forma Live Events net revenue for the three months ended March 31, 2019 decreased $0.5 million, or 9.2%.
Consolidated Results of Operations
Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2019
The following table summarizes our historical consolidated results of operations (in thousands):

	Three Months Ended March 31,
	2018	2019	$ Change	% Change
Advertising net revenue	$71,541	$74,315	$2,774	3.9%
Townsquare Interactive net revenue	10,796	14,208	3,412	31.6%
Live Events net revenue	5,646	5,159	(487)	(8.6)%
Net revenue	87,983	93,682	5,699	6.5%
Operating costs and expenses:
Advertising operating expenses	52,650	54,889	2,239	4.3%
Townsquare Interactive operating expenses	7,545	9,827	2,282	30.2%
Live Events operating expenses	4,161	3,913	(248)	(6.0)%
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	64,356	68,629	4,273	6.6%
Depreciation and amortization	4,383	6,508	2,125	48.5%
Corporate expenses	5,649	5,587	(62)	(1.1)%
Stock-based compensation	190	876	686	361.1%
Transaction costs	159	148	(11)	(6.9)%
Business realignment costs	—	4	4	**
Net (gain) loss on sale and retirement of assets	(10)	19	29	**
Total operating costs and expenses	74,727	81,771	7,044	9.4%
Operating income	13,256	11,911	(1,345)	(10.1)%
Other expense:
Interest expense, net	8,427	8,595	168	2.0%
Other expense, net	32	34	2	6.3%
Income from continuing operations before income taxes	4,797	3,282	(1,515)	(31.6)%
Provision for income taxes	1,330	908	(422)	(31.7)%
Net income from continuing operations	3,467	2,374	(1,093)	(31.5)%
Net loss from discontinued operations, net of income taxes	(30,056)	(7,164)	22,892	(76.2)%
Net loss	$(26,589)	$(4,790)	$21,799	(82.0)%

Net Revenue
Net revenue for the three months ended March 31, 2019 increased $5.7 million, or 6.5%, as compared to the same period in 2018.
Advertising net revenue for the three months ended March 31, 2019 increased $2.8 million, or 3.9%, as compared to the same period in 2018. The increase was primarily driven by revenue gains in our digital programmatic business as a result of a larger customer base.
Townsquare Interactive net revenue for the three months ended March 31, 2019 increased $3.4 million, or 31.6%, as compared to the same period in 2018. The increase was due to a larger subscriber base.
Live Events net revenue for the three months ended March 31, 2019 decreased $0.5 million, or 8.6%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.
Direct Operating Expenses
Direct operating expenses for the three months ended March 31, 2019 increased by $4.3 million, or 6.6%, as compared to the same period in 2018.
Advertising operating expenses for the three months ended March 31, 2019 increased $2.2 million, or 4.3%, as compared to the same period in 2018. The increase was primarily driven by increases in headcount related expenses to support the growth of our digital programmatic business.
Townsquare Interactive operating expenses for the three months ended March 31, 2019 increased $2.3 million, or 30.2%, as compared to the same period in 2018. The increase was primarily driven by increases in headcount related expenses to support the revenue growth.
Live Events operating expenses for the three months ended March 31, 2019 decreased $0.2 million, or 6.0%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2019 increased $2.1 million, or 48.5%, as compared to the same period in 2018, primarily related to amortization of capitalized software development costs.
Corporate Expenses
Corporate expense for the three months ended March 31, 2019 remained relatively unchanged as compared to the same period in 2018.
Stock-based Compensation
Stock-based compensation expense increased $0.7 million, or 361.1%, as compared to the same period in 2018, primarily due to new options and restricted stock grants in 2018.
Transaction Costs
Transaction costs for the three months ended March 31, 2019 remained relatively unchanged as compared to the same period in 2018.
Net (Gain) Loss on Sale and Retirement of Assets
Net (gain) loss on sale of assets for the three months ended March 31, 2019 remained relatively unchanged as compared to the same period in 2018.
Other Expense
Interest expense, net is the major recurring component of other expense. Interest expense, net increased $0.2 million, or 2.0%, in the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to an increase in LIBOR rates, partially offset by a lower term loan balance.

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands).

	Three Months Ended March 31,
	2018	2019

2023 Notes	$4,551	$4,519
Term Loans	3,401	3,975
Capital loans and other	2	2
Loan origination costs	479	376
Interest income	(6)	(277)
Interest expense, net	$8,427	$8,595
Provision for income taxes
We recognized a provision for income taxes of $0.9 million for the three months ended March 31, 2019. Our effective tax rate for the period was approximately 27.7% Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the three months ended March 31, 2019 primarily relates to certain non-deductible items under the TCJA provisions and state, local and foreign income taxes.
Supplemental Pro Forma Net Revenue

For comparative purposes and to enable the reader to adequately compare prior year with current year results, the following discussion and tables present net revenue for Townsquare pro forma for the Princeton Acquisition disclosed in more detail in our Consolidated Financial Statements contained elsewhere in this quarterly report. The following tables present our historical results, which include the results of the Princeton Acquisition for the period after acquisition, and add the results of the Princeton Acquisition for the periods prior to acquisition as if they had been a part of Townsquare from the first day of the period (in thousands).

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2019
	Townsquare	Princeton Acquisition	Townsquare Pro Forma for the Princeton Acquisition	Townsquare	Princeton Acquisition	Townsquare Pro Forma for the Princeton Acquisition	$ Change	% Change
Advertising net revenue	$71,541	$1,497	$73,038	$74,315	$—	$74,315	$1,277	1.7%
Townsquare Interactive net revenue	10,796	—	10,796	14,208	—	14,208	3,412	31.6%
Live Events net revenue	5,646	35	5,681	5,159	—	5,159	(522)	(9.2)%
Net Revenue	$87,983	$1,532	$89,515	$93,682	$—	$93,682	$4,167	4.7%

On a pro forma basis, net revenue for the three months ended March 31, 2019 increased by $4.2 million, or 4.7%, as compared to the same period in 2018.
On a pro forma basis, Advertising net revenue for the three months ended March 31, 2019 increased $1.3 million, or 1.7%, as compared to the same period in 2018. The increase was primarily driven by revenue gains in our digital programmatic business as a result of a larger customer base.
On a pro forma basis, Townsquare Interactive net revenue for the three months ended March 31, 2019 increased $3.4 million, or 31.6% , as compared to the same period in 2018. The increase was primarily due to a larger subscriber base.
On a pro forma basis, Live Events net revenue for the three months ended March 31, 2019 decreased $0.5 million, or 9.2%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.

Liquidity and Capital Resources
The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended March 31,
	2018	2019
Cash (used in) provided by operating activities	$(580)	$5,942
Cash used in investing activities	(5,438)	(3,183)
Cash used in financing activities	(9,547)	(3,347)
Net effect of foreign currency exchange rate changes	3	—
Net decrease in cash and cash equivalents	$(15,562)	$(588)
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service, dividend and other funding requirements for at least one year from the date of this report. As of March 31, 2019, we had $555.7 million of outstanding indebtedness, net of deferred financing costs of $4.8 million. Based on interest rates in effect as of March 31, 2019, we expect our debt service requirements to be approximately $33.9 million over the next twelve months. In addition, as of March 31, 2019 we had $60.8 million of cash and cash equivalents, $56.2 million of receivables from customers, which historically have had an average collection cycle of approximately 54 days, and $50.0 million of available borrowing capacity under our revolving credit facility. We had restricted cash of $0.9 million at December 31, 2018 and March 31, 2019, included within cash, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
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
Cash Flows from Operating Activities
Net cash provided by operating activities increased $6.5 million from $0.6 million of cash used in operating activities for the three months ended March 31, 2018 to $5.9 million of cash provided by operating activities for the three months ended March 31, 2019. The increase was primarily due to an increase in cash provided by operating activities - discontinued operations due to the timing of the sale of NAME.
Cash Flows from Investing Activities
Net cash used in investing activities decreased $2.3 million to $3.2 million for the three months ended March 31, 2019 from $5.4 million for the same period in 2018, primarily due to proceeds received in the first quarter of 2019 relating to the sale of our Arizona bridal shows.

Cash Flows from Financing Activities
Net cash used in financing activities decreased $6.2 million to $3.3 million for the three months ended March 31, 2019, as compared to $9.5 million for the same period in 2018. The decrease was due to the required excess free cash flow payment on our outstanding Term Loan and dividend payments. In the first quarter of 2018, our required payment was $9.5 million. In the first quarter of 2019, we did not have a required payment. Similarly in the first quarter of 2019, we paid $2.1 million in dividends, whereas in the first quarter of 2018, we did not have a dividend payment.
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
As of March 31, 2019, the interest rate on the Term Loans was 5.50%, based on the current LIBOR rate and an applicable margin of 300 basis points. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of March 31, 2019, the Company had no outstanding borrowings under the Revolver.
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
As of March 31, 2019, the Company had $282.3 million of Term Loan borrowings, and no outstanding borrowings under the Revolver. As of March 31, 2019, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.
On April 30, 2019, the Company entered into an amendment under its existing credit agreement to, among other things, extend the maturity date of the existing revolving credit facility by two years to April 1, 2022, coterminous with the Term Loan maturity date (with a springing maturity six months inside of the maturity date of the Term Loan) and to amend certain asset sale provisions.
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
We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K reflects our more significant judgments and estimates used in the preparation of the consolidated financial statements. Except as stated below, there have been no material changes to the critical accounting policies and estimates as filed in such report.
Change in Accounting Policy
Segment Reporting
Operating segments are organized internally by type of products and services provided.  On January 2, 2019, we announced that our former Co-Chief Executive Officer (“CEO”) Dhruv Prasad resigned and our other Co-CEO Bill Wilson would become our sole CEO.  As a result of these organization changes, Bill Wilson also became our Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, we have identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of our live events, including concerts, expositions and other experiential events.  We have concluded that each of these operating segments shall be presented separately. Prior year segment reporting has been restated to conform with the current year presentation.

Leases
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 840. The standard is effective for fiscal years beginning after December 15, 2018, and allows a number of practical expedients that the Company has elected to apply. The guidance ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC 842 provides entities with an optional transition method for adopting the new lease standard by allowing entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings and not to restate comparative periods presented. We adopted the standard using the optional transition method as of January 1, 2019, using the package of practical expedients as well as several other permitted practical expedients that allow for a more simplified transition. Accordingly, we accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, we recognized at adoption (a) a lease liability of approximately $48.4 million, which represents the present value of the remaining lease payments, discounted at a weighted average discount rate of 7.04%, and (b) a ROU asset of approximately $45.4 million which represents the lease liability of $48.4 million adjusted for accrued rent of approximately $2.9 million. We recorded an adjustment of $0.8 million the adoption date of January 1, 2019 to stockholders equity to properly account for the Company's operating lease ROU assets and operating lease liabilities. The most significant impact of this standard was the recognition of ROU assets and lease obligations for operating leases.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
There was no change in Townsquare’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect Townsquare’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three months ended March 31, 2019. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report on Form 10-K for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit	Description
10.1
Amendment No. 4, dated April 30, 2019, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015, Amendment No. 2 dated as of February 8, 2017 and Amendment No. 3 dated as of October 20, 2017), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent

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
Date: May 7, 2019