Form 10-Q
period 2019-06-30
Townsquare Media, Inc.
filed 2019-08-12
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number 001-36558
Townsquare Media, Inc.
(Exact name of registrant as specified in its charter)

Delaware		27-1996555
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Manhattanville Road
Suite 202
Purchase,	New York	10577
(Address of Principal Executive Offices)		(Zip Code)
(203) 861-0900
Registrant's telephone number, including area code

Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	TSQ	The New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 11, 2019, the registrant had 18,961,819 outstanding shares of common stock consisting of: (i)14,313,844 shares of Class A common stock, par value $0.01 per share; (ii) 3,011,634 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$62,764	$61,396
Accounts receivable, net of allowance of $3,285 and $3,454, respectively	67,354	62,459
Prepaid expenses and other current assets	10,801	8,939
Current assets of discontinued operations	22	19,763
Total current assets	140,941	152,557
Property and equipment, net	112,923	112,377
Intangible assets, net	478,024	478,938
Goodwill	226,981	226,981
Investments	11,775	9,505
Operating lease right-of-use assets	41,785	—
Other assets	294	6,909
Total assets	$1,012,723	$987,267
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,527	$13,393
Current portion of long-term debt	5	5
Deferred revenue	7,992	7,922
Accrued expenses and other current liabilities	19,874	32,749
Short-term operating lease liabilities	8,021	—
Accrued interest	4,647	4,563
Current liabilities of discontinued operations	3,968	7,138
Total current liabilities	56,034	65,770
Long-term debt, less current portion (net of deferred finance costs of $4,930 and $5,155, respectively)	555,552	555,330
Deferred tax liability	18,513	16,031
Long-term operating lease liabilities	36,765	—
Other long-term liabilities	1,633	8,559
Total liabilities	668,497	645,690
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 14,313,844 and 14,297,066 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	143	143
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,011,634 shares issued and outstanding	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	190	190
Additional paid-in capital	366,954	365,835
Accumulated deficit	(25,775)	(25,735)
Non-controlling interest	2,857	1,287
Total stockholders’ equity	344,226	341,577
Total liabilities and stockholders’ equity	$1,012,723	$987,267
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(unaudited)	(revised) (1)	(unaudited)	(revised) (1)

Net revenue	$113,088	$105,319	$206,770	$193,302

Operating costs and expenses:
Direct operating expenses	75,590	72,722	144,219	137,078
Depreciation and amortization	5,897	4,409	12,405	8,792
Corporate expenses	7,370	7,290	12,957	12,939
Stock-based compensation	660	246	1,536	436
Transaction costs	128	678	276	837
Business realignment costs	—	—	4	—
Impairment of long lived and intangible assets	231	—	231	—
Net gain on sale and retirement of assets	(21)	(388)	(2)	(398)
Total operating costs and expenses	89,855	84,957	171,626	159,684
Operating income	23,233	20,362	35,144	33,618
Other expense:
Interest expense, net	8,526	8,533	17,121	16,960
Other expense, net	36	48	70	80
Income from continuing operations before income taxes	14,671	11,781	17,953	16,578
Provision for income taxes	4,059	3,188	4,967	4,519
Net income from continuing operations	10,612	8,593	12,986	12,059
Net income (loss) from discontinued operations, net of income taxes	84	(6,959)	(7,080)	(37,015)
Net income (loss)	$10,696	$1,634	$5,906	$(24,956)

Net income (loss) attributable to:
Controlling interests	$10,203	$1,335	$4,966	$(25,473)
Non-controlling interests	493	299	940	517

Basic income (loss) per share:
Continuing operations attributable to common shares	$0.37	$0.30	$0.44	$0.42
Discontinued operations attributable to common shares	$—	$(0.37)	$(0.38)	$(1.99)
Continuing operations attributable to participating shares	$0.37	$0.30	$0.44	$0.42
Discontinued operations attributable to participating shares	$—	$—	$—	$—

Diluted income (loss) per share:
Continuing operations	$0.37	$0.30	$0.44	$0.42
Discontinued operations	$—	$(0.25)	$(0.26)	$(1.34)

Weighted average shares outstanding:
Basic attributable to common shares	18,512	18,633	18,495	18,563
Basic attributable to participating shares	8,978	8,978	8,978	8,978
Diluted	27,490	27,611	27,473	27,541

Cash dividend declared per share	$0.075	$0.075	$0.150	$0.150
(1) See Note 2 to the Unaudited Consolidated Financial Statements entitled Correction of Prior Period Financial Statements
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
January 1, 2018	13,819,639	3,022,484	1,636,341	8,977,676	$185	$367,041	$13,265	$(532)	$1,121	$381,080
Adjustments of equity pursuant to adoption of ASC 606*	—	—	—	—	—	—	2,271	—	—	2,271
Adjusted balance at January 1, 2018	13,819,639	3,022,484	1,636,341	8,977,676	185	367,041	15,536	(532)	1,121	383,351
Net (loss) income	—	—	—	—	—	—	(26,809)	—	218	(26,591)
Dividends declared	—	—	—	—	—	—	(2,061)	—	—	(2,061)
Stock-based compensation	—	—	—	—	—	197	—	—	—	197
Issuance of restricted stock	18,037	—	—	—	—	—	—	—	—	—
Foreign currency exchange	—	—	—	—	—	—	—	(126)	—	(126)
Cash distributions to non-controlling interests	—	—	—	—	—	—	(19)	—	(8)	(27)
Balance at March 31, 2018	13,837,676	3,022,484	1,636,341	8,977,676	$185	$367,238	$(13,353)	$(658)	$1,331	$354,743
Net income	—	—	—	—	—	—	1,335	—	299	1,634
Dividends declared	—	—	—	—	—	—	(2,123)	—	—	(2,123)
Acquisitions of non-controlling interests	—	—	—	—	—	(3,671)	—	—	(645)	(4,316)
Stock-based compensation	—	—	—	—	—	251	—	—	—	251
Conversion of common shares	10,850	(10,850)	—	—	—	—	—	—	—	—
Issuance of restricted stock	400,000	—	—	—	—	—	—	—	—	—
Disposal of subsidiary	—	—	—	—	—	—	(19)	656	—	637
Foreign currency exchange	—	—	—	—	—	—	—	2	—	2
Cash distributions to non-controlling interests	—	—	—	—	—	—	19	—	(506)	(487)
Balance at June 30, 2018	14,248,526	3,011,634	1,636,341	8,977,676	$185	$363,818	$(14,141)	$—	$479	$350,341

*See Note 3
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss		Non- Controlling Interest	Total
January 1, 2019	14,297,066	3,011,634	1,636,341	8,977,676	$190	$365,835	$(25,735)	$—		$1,287	$341,577
Adjustments of equity pursuant to adoption of ASC 842**	—	—	—	—	—	—	(816)	—		—	(816)
Net (loss) income	—	—	—	—	—	—	(5,237)	—		447	(4,790)
Dividends declared	—	—	—	—	—	—	(2,095)	—		—	(2,095)
Stock-based compensation	—	—	—	—	—	876	—	—		—	876
Issuance of restricted stock	16,778	—	—	—	—	—	—	—		—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,287)	(1,287)
Balance at March 31, 2019	14,313,844	3,011,634	1,636,341	8,977,676	$190	$366,711	$(33,883)	$—		$447	$333,465
Net income	—	—	—	—	—	—	10,203	—		493	10,696
Dividends declared	—	—	—	—	—	—	(2,095)	—		—	(2,095)
Stock-based compensation	—	—	—	—	—	673	—	—		—	673
Sale of non-controlling interest	—	—	—	—	—	(430)	—	—		1,930	1,500
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(13)	(13)
Balance at June 30, 2019	14,313,844	3,011,634	1,636,341	8,977,676	$190	$366,954	$(25,775)	$—		$2,857	$344,226

**See Note 13
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$5,906	$(24,956)
Loss from discontinued operations	(7,080)	(37,015)
Income from continuing operations	12,986	12,059
Adjustments to reconcile income from continuing operations to net cash flows from operating activities
Depreciation and amortization	12,405	8,792
Amortization of deferred financing costs	639	761
Net deferred taxes and other	4,967	4,519
Provision for doubtful accounts	824	1,514
Stock-based compensation expense	1,536	436
Trade activity, net	(5,506)	(7,281)
Non-cash interest expense	—	(10)
Write-off of deferred financing costs	7	97
Impairment of long lived and intangible assets	231	—
Net gain on sale of assets	(2)	(398)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,021)	(2,947)
Prepaid expenses and other assets	(1,154)	(1,294)
Accounts payable	(1,860)	495
Accrued expenses	(14,025)	(3,090)
Accrued interest	84	(1,037)
Other long-term liabilities	(244)	(416)
Net cash provided by operating activities - continuing operations	6,867	12,200
Net cash used in operating activities - discontinued operations	(3,464)	(11,787)
Net cash provided by operating activities	3,403	413

Cash flows from investing activities:
Purchase of property and equipment	(8,928)	(8,756)
Payments for acquisitions, net of cash acquired	(6)	(3,724)
Proceeds from sale of assets	171	723
Net cash used in investing activities - continuing operations	(8,763)	(11,757)
Net cash provided by investing activities - discontinued operations	11,093	23,792
Net cash provided by investing activities	2,330	12,035

Cash flows from financing activities:
Repayment of bank debt	—	(9,519)
Dividend payments	(4,141)	(2,061)
Sale of non-controlling interest	1,500	—
Cash distribution to non-controlling interests	(1,300)	(514)
Deferred financing costs	(421)	(2)
Repayments of capitalized obligations	(3)	(3)
Net cash used in financing activities - continuing operations	(4,365)	(12,099)
Net cash used in financing activities - discontinued operations	—	(19)
Net cash used in financing activities	(4,365)	(12,118)

Effect of exchange rate changes	—	92
Net increase in cash and cash equivalents	1,368	422
Cash and cash equivalents:
Beginning of period	61,396	62,041
End of period	$62,764	$62,463
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$16,928	$17,176
Income taxes	570	1,449

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$2,124	$2,123
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of the Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the U.S. Our assets include 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 17,300 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), and approximately 200 local live events each year. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic local and regional events such as WYRK's Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com. For more information, please visit www.townsquaremedia.com, www.townsquareinteractive.com, and www.townsquareignite.com.
Note 2. Correction of Prior Period Financial Statements
In connection with the preparation of our consolidated financial statements for the three and six months ended June 30, 2019, we identified an error in the presentation and calculation of our income (loss) per share. We have determined that our Warrants are a participating security, as defined, in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Although these Warrants are subject to restrictions on exercise, they participate in the undistributed earnings of the Company. The correction requires that our Basic income (loss) per common share be presented under a two-class method. In accordance with Staff Accounting Bulletin (“SAB”) No. 99 Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error and determined that the impact was not material to our results of operations or financial position for any prior annual or interim period. The impacts to the income (loss) per share amounts previously reported for three months ended March 31, 2019, March 31, 2018 and June 30, 2018, respectively, and the six months ended June 30, 2018 are included in the tables below:

	Three Months Ended March 31, 2019
	As Reported	Adjustment	As Revised
Basic income (loss) per share:
Continuing operations attributable to common shares	$0.13	$(0.06)	$0.07
Discontinued operations attributable to common shares	$(0.39)	$—	$(0.39)
Continuing operations attributable to participating shares	$—	$0.07	$0.07
Discontinued operations attributable to participating shares	$—	$—	$—

Diluted income (loss) per share:
Continuing operations	0.09	$(0.02)	0.07
Discontinued operations	(0.26)	$—	(0.26)

Weighted average shares outstanding:
Basic attributable to common shares	18,478	—	18,478
Basic attributable to participating shares	—	8,978	8,978
Diluted	27,456	—	27,456

	Three Months Ended March 31, 2018
	As Reported	Adjustment	As Revised
Basic income (loss) per share:
Continuing operations attributable to common shares	$0.19	$(0.07)	$0.12
Discontinued operations attributable to common shares	$(1.63)	$—	$(1.63)
Continuing operations attributable to participating shares	$—	$0.12	$0.12
Discontinued operations attributable to participating shares	$—	$—	$—

Diluted income (loss) per share:
Continuing operations	$0.13	$(0.01)	$0.12
Discontinued operations	$(1.09)	$—	$(1.09)

Weighted average shares outstanding:
Basic attributable to common shares	18,478	—	18,478
Basic attributable to participating shares	—	8,978	8,978
Diluted	27,456	—	27,456

	Three Months Ended June 30, 2018
	As Reported	Adjustment	Disc-ops (1)	As Revised
Basic income (loss) per share:
Continuing operations attributable to common shares	$0.54	$(0.15)	$(0.09)	$0.30
Discontinued operations attributable to common shares	$(0.45)	$—	$0.08	$(0.37)
Continuing operations attributable to participating shares	$—	$0.30	$—	$0.30
Discontinued operations attributable to participating shares	$—	$—	$—	$—

Diluted income (loss) per share:
Continuing operations	$0.36	$—	$(0.06)	$0.30
Discontinued operations	$(0.31)	$—	$0.06	$(0.25)

Weighted average shares outstanding:
Basic attributable to common shares	18,633	—	—	18,633
Basic attributable to participating shares	—	8,978	—	8,978
Diluted	27,611	—	—	27,611

	Six Months Ended June 30, 2018
	As Reported	Adjustment	Disc-ops (1)	As Revised
Basic income (loss) per share:
Continuing operations attributable to common shares	$0.69	$(0.20)	$(0.07)	$0.42
Discontinued operations attributable to common shares	$(2.04)	$—	$0.05	$(1.99)
Continuing operations attributable to participating shares	$—	$0.42	$—	$0.42
Discontinued operations attributable to participating shares	$—	$—	$—	$—

Diluted income (loss) per share:
Continuing operations	$0.47	$—	$(0.05)	$0.42
Discontinued operations	$(1.37)	$—	$0.03	$(1.34)

Weighted average shares outstanding:
Basic attributable to common shares	18,563	—	—	18,563
Basic attributable to participating shares	—	8,978	—	8,978
Diluted	27,541	—	—	27,541
(1) Reflects the latest presentation of discontinued operations
The impacts to the income (loss) per share amounts previously reported for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 are not reflective of the subsequent 2019 Music Festivals discontinued operations, see Note 17 entitled Discontinued Operations. The revised income (loss) per share amounts for these periods are included in the tables below:

	Year Ended December 31, 2018
	As Reported	Adjustment	As Revised
Basic income (loss) per share:
Continuing operations attributable to common shares	$(0.03)	$(0.22)	$(0.25)
Discontinued operations attributable to common shares	$(1.68)	$—	$(1.68)
Continuing operations attributable to participating shares	$—	$0.30	$0.30
Discontinued operations attributable to participating shares	$—	$—	$—

Diluted income (loss) per share:
Continuing operations	$(0.03)	$(0.22)	$(0.25)
Discontinued operations	$(1.68)	$—	$(1.68)

Weighted average shares outstanding:
Basic attributable to common shares	18,478	—	18,478
Basic attributable to participating shares	—	8,978	8,978
Diluted	27,502	—	27,502

	Year Ended December 31, 2017
	As Reported	Adjustment	As Revised
Basic income (loss) per share:
Continuing operations attributable to common shares	$1.34	$(0.47)	$0.87
Discontinued operations attributable to common shares	$(1.90)	$—	$(1.90)
Continuing operations attributable to participating shares	$—	$0.87	$0.87
Discontinued operations attributable to participating shares	$—	$—	$—

Diluted income (loss) per share:
Continuing operations	$0.89	$(0.03)	$0.86
Discontinued operations	$(1.26)	$—	$(1.26)

Weighted average shares outstanding:
Basic attributable to common shares	18,459	—	18,459
Basic attributable to participating shares	—	8,978	8,978
Diluted	27,855	—	27,855

	Year Ended December 31, 2016
	As Reported	Adjustment	As Revised
Basic income (loss) per share:
Continuing operations attributable to common shares	$1.14	$(0.39)	$0.75
Discontinued operations attributable to common shares	$0.13	$(0.04)	$0.09
Continuing operations attributable to participating shares	$—	$0.75	$0.75
Discontinued operations attributable to participating shares	$—	$0.09	$0.09

Diluted income (loss) per share:
Continuing operations	$0.76	$(0.01)	$0.75
Discontinued operations	$0.09	$—	$0.09

Weighted average shares outstanding:
Basic attributable to common shares	18,255	—	18,255
Basic attributable to participating shares	—	8,978	8,978
Diluted	27,313	—	27,313

Note 3. Summary of Significant Accounting Policies
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
Recently Issued Accounting Standards
In June 2018, the FASB issues ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this standard effective January 1, 2019, which did not have a material impact on the Company’s consolidated financial statements.
The Company also considered the following recent accounting pronouncements which were not yet adopted as of June 30, 2019:
In August 2018, the FASB issues ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including the eliminating the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring disclosure of the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company has evaluated the disclosure requirements of this standard and does not expect it to have a material impact on the Company’s consolidated financial statements.

Change in Accounting Policy

Segment Reporting
Operating segments are organized internally by type of products and services provided.  On January 2, 2019, the Company announced that its former Co-Chief Executive Officer (“CEO”) Dhruv Prasad resigned and that its other Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of these organization changes, Mr. Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company has identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events.  The Company has concluded that each of these operating segments shall be presented separately. Prior year segment reporting has been restated to conform with the current year presentation.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 840. The standard is effective for fiscal years beginning after December 15, 2018, and allows a number of practical expedients that the Company has elected to apply. The guidance ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC 842 provides entities with an optional transition method for adopting the new lease standard by allowing entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings and not to restate comparative periods presented. The Company adopted the standard using the optional transition method as of January 1, 2019, using the package of practical expedients as well as several other permitted practical expedients that allow for a more simplified transition. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, the Company recognized at adoption (a) a lease liability of approximately $45.7 million, which represents the present value of the remaining lease payments, discounted at a weighted average discount rate of 7.04%, and (b) a ROU asset of approximately $42.8 million which represents the lease liability of $45.7 million adjusted for accrued rent of approximately $2.9 million. The Company recorded an adjustment of $0.8 million at the adoption date of January 1, 2019 to stockholders' equity to properly account for the Company's operating lease ROU assets and operating lease liabilities. The most significant impact of this standard was the recognition of ROU assets and lease obligations for operating leases.
Note 4. Revenue Recognition
The following tables disaggregate our revenue into the following categories; Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, our digital marketing solutions business, and Live Events (in thousands):

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
	Advertising	Townsquare Interactive	Live Events	Total	Advertising	Townsquare Interactive	Live Events	Total

Net Revenue (ex Political)	$90,977	$15,288	$6,317	$112,582	$164,995	$29,495	$11,476	$205,966
Political	506	—	—	$506	804	—	—	$804
Net Revenue	$91,483	$15,288	$6,317	$113,088	$165,799	$29,495	$11,476	$206,770

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
	Advertising	Townsquare Interactive	Live Events	Total	Advertising	Townsquare Interactive	Live Events	Total

Net Revenue (ex Political)	$84,985	$11,685	$7,328	$103,998	$155,828	$22,480	$12,973	$191,281
Political	1,321	—	—	$1,321	2,021	—	—	$2,021
Net Revenue	$86,306	$11,685	$7,328	$105,319	$157,849	$22,480	$12,973	$193,302

Revenue from contracts with customers is recognized as an obligation until the terms of a customer contract are satisfied; generally, this occurs with the transfer of control as we satisfy contractual performance obligations over time. Our contractual performance obligations include the broadcast of commercials on our owned and operated radio stations, digital sales of internet based advertising campaigns, digital marketing solutions, and the operation of live events. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are at a fixed price at inception and do not include any variable consideration or financing components by normal course of business practice. Sales, value add, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.

The primary sources of net revenue are the sale of advertising on our radio stations, owned and operated websites, third party websites, radio stations’ online streams, and mobile applications. We offer precision customer targeting solutions to advertisers through Townsquare Ignite, our digital programmatic advertising platform. We also offer on a subscription basis under the brand name Townsquare Interactive, digital marketing solutions to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. In addition, we offer a diverse range of live events which we create, promote, and produce. This includes concerts, expositions and other experiential events within and beyond our markets. Our live events also generate substantial net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services.
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
No impairment losses have arisen from any contracts with customers during the three and six months ended June 30, 2019 and 2018.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	At Adoption January 1, 2018
Receivables	$67,354	$62,459	$65,103	$60,492
Short-term contract liabilities (deferred revenue)	$7,992	$7,922	$7,098	$7,992

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days. The term between invoicing and when payment is due is not significant. The Company had no material bad debt expense recorded during the three and six months ended June 30, 2019 and 2018.
We record contract liabilities when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance related to event ticket sales for events scheduled to take place over the course of the current year and digital subscriptions in which payment is received in advance of the service month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. The decrease in the contract liabilities balance that was included in the deferred revenue balance at adoption January 1, 2018 is primarily driven by $1.5 million and $6.9 million of recognized revenue for the three and six months ended June 30, 2018, respectively, offset by cash payments received or due in advance of satisfying our performance obligations. The increase in the contract liabilities balance that was included in the deferred revenue balance at December 31, 2018 is primarily driven by $0.8 million and $7.0 million of recognized revenue for the three and six months ended June 30, 2019, respectively, offset by cash payments received or due in advance of satisfying our performance obligations. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and six months ended June 30, 2019.

In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed (previously such costs were expensed as incurred). Our capitalized contract acquisition costs include amounts related to sales commissions paid related to signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense consistent with how the related revenue is recognized over the duration of the contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. For contracts with a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs when incurred. As of January 1, 2018, we had a balance of $2.3 million in deferred costs and have recognized $0.5 million and $1.1 million of amortization for the three and six months ended June 30, 2018. As of December 31, 2018, we had a balance of $3.0 million in deferred costs and have recognized $0.5 million and $1.0 million for the three and six months ended June 30, 2019. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and six months ended June 30, 2019 and 2018.
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

Note 5. Acquisitions & Divestitures

On June 4, 2019, the Company entered into an Asset Purchase Agreement to sell a radio broadcast station in Tuscaloosa, AL for $0.1 million. In connection with the transaction, we recorded an impairment charge against the long lived asset disposal group of $0.2 million, which is included in impairment of long lived and intangible assets in the Company's Consolidated Statement of Operations for the three and six months ended June 30, 2019.

On May 22, 2019, the Company entered into an Asset Purchase Agreement to acquire certain assets and liabilities related to a radio broadcast station in Tuscaloosa, AL for $0.7 million. The acquisition closed on July 31, 2019 and consideration was paid with cash on hand.

During the first quarter of 2019, management concluded that the Company should exit four multi-day music festival business (the "Music Festivals") and commenced an active search for a buyer of the Music Festivals. On May 24, 2019, the Company closed on the sale of its Music Festivals to a subsidiary of Live Nation for $10.0 million. As part of the transaction, it was mutually agreed upon that the Company would operate the 2019 Music Festivals under a production services agreement for a pre-determined share of "Net Profits" as defined in the agreement. The Company has recorded a net gain on the disposal of the Music Festivals of $0.4 million, which is in net income (loss) from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations for the three and six months ended June 30, 2019.

On March 18, 2019, the Company closed on the sale of its Arizona Bridal Shows for $2.0 million. The Company realized a gain in connection with the sale of $1.4 million, which is included in net income (loss) from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations for the six months ended June 30, 2019.

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

The Princeton Acquisition purchase price allocation is shown in the following table (in thousands):

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

Note 6. Interim Financial Data
The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2018 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three and six months ended June 30, 2019 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2019. The Consolidated Balance Sheet as of December 31, 2018 is derived from the audited financial statements at that date.
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
Note 7. Investments
Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. As management does not exercise significant control over operating and financial policies of the investees, the investments are reflected under the cost method of accounting. The initial equity valuations were based upon a combination of valuation analysis using observable inputs categorized as Level 2 and performing discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. Effective January 1, 2018, the Company adopted

ASU 2016-01 which requires cost method investments to be measured at fair value, with any changes in value recognized in net income. The ASU also allows the use of a qualitative assessment when analyzing impairment of equity investments without readily determinable fair values. The Company elected to measure the equity investments at cost minus impairment as fair value is not readily determinable and they do not qualify for the practical expedient to estimate fair value.
During the six months ended June 30, 2019 approximately $0.3 million of a convertible note receivable previously outstanding at December 31, 2018 converted into an investment. Additionally, during the six months ended June 30, 2019, the Company made an investment in a small business totaling $2.0 million. The investments represent minority ownership positions that are accounted for under the cost method of accounting. These transactions were recorded as investments in the Company's Consolidated Balance Sheet as of June 30, 2019.
Note 8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Land and improvements	$21,261	$21,062
Buildings and leasehold improvements	46,727	43,525
Broadcast equipment	84,032	81,690
Computer and office equipment	16,723	14,801
Furniture and fixtures	16,997	15,789
Transportation equipment	17,840	16,899
Software development costs	23,773	21,332
Total property and equipment, gross	227,353	215,098
Less accumulated depreciation and amortization	(114,430)	(102,721)
Total property and equipment, net	$112,923	$112,377

Depreciation and amortization expense for property and equipment was $5.7 million and $4.1 million for the three months ended June 30, 2019 and 2018, respectively and $11.9 million and $8.2 million for the six months ended June 30, 2019 and 2018, respectively.
Note 9. Goodwill and Other Intangible Assets
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
In January 2019, management concluded that the Company should exit its music festival business and commenced an active search for a buyer.  As a result of these actions, the music festival business met the criteria for assets held for sale which requires the Company to measure its long-lived assets at the lower of carrying value or fair value less costs to sell.  During the first quarter of 2019, management received indications of fair value.  This assessment resulted in a $10.0 million impairment charge against the assets of the disposal group which have been recorded in discontinued operations for the six months ended June 30, 2019. With the exception of reclassifications as a result of discontinued operations, there were no changes in the carrying value of goodwill for the three months ended June 30, 2019 and for the three and six months ended June 30, 2018.

Intangible assets consist of the following (in thousands):

	Estimated Useful Life	June 30, 2019	December 31, 2018
Intangible Assets:
FCC licenses	Indefinite	$473,285	$473,412
Customer and advertising relationships	10 years	6,540	6,540
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademarks	15 years	2,761	3,196
Other intangibles	3 years	161	161
Total		485,194	485,756
Less: Accumulated amortization		(7,170)	(6,818)
Net amount		$478,024	$478,938

Amortization expense for definite-lived intangible assets was $0.2 million and $0.3 million for the three months ended June 30, 2019 and 2018, respectively and $0.5 million and $0.6 million for the six months ended June 30, 2019 and 2018, respectively. FCC licenses include an impairment charge of $0.1 million for the three and six months ended June 30, 2019.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2019 is as follows (in thousands):

2019 (remainder)	$448
2020	849
2021	840
2022	836
2023	626
Thereafter	1,140
$4,739

Note 10. Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
2023 Notes	$278,148	$278,148
Term Loans	282,332	282,332
Capitalized obligations	7	10
Debt before deferred financing costs	560,487	560,490
Deferred financing costs	(4,930)	(5,155)
Total debt	555,557	555,335
Less: current portion of long-term debt	(5)	(5)
Total long-term debt	$555,552	$555,330

On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and a Senior Secured Credit Facility, which includes a seven years, $275.0 million term loan facility (the "Term Loans") and a five years, $50.0 million revolving credit facility (the "Revolver"). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. On September 1, 2015, the Company issued incremental term loans of $45.0 million under the Senior Secured Credit Facility.
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
As of June 30, 2019, the interest rate on the Term Loans was 5.50%, based on the current LIBOR rate and an applicable margin of 300 basis points. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of June 30, 2019, the Company had no outstanding borrowings under the Revolver.
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
On April 30, 2019, the Company entered into an amendment under its existing credit agreement to, among other things, extend the maturity date of the existing revolving credit facility by two years to April 1, 2022, coterminous with the Term Loan maturity date (with a springing maturity six months inside of the maturity date of the Term Loan) and to amend certain asset sale provisions. The Term Loans mature on April 1, 2022. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess cash flow as defined in the credit agreement (subject to certain reductions).  At December 31, 2018, we were not required to make an excess free cash flow payment on the outstanding Term Loans. Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. In connection with the amendment, the Company incurred financing costs of $0.4 million which are being amortized over the term of the credit facility.
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
The Company is in compliance with its covenants under the 2023 Notes and Senior Secured Credit Facility as of June 30, 2019.
As of June 30, 2019, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $274.8 million and $279.9 million, respectively.

Annual maturities of the Company's long-term debt as of June 30, 2019 are as follows (in thousands):

2019 (remainder)	$2
2020	5
2021	—
2022	282,332
2023	278,148
Thereafter	—
$560,487

Note 11. Stockholders' Equity
The table below presents a summary, as of June 30, 2019, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

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

The foregoing share totals include 383,355 shares of restricted Class A common stock, subject to vesting terms, but exclude 4,916,593 of Class A common stock and 4,550,991 of Class B common stock issuable upon exercise of stock options which have an exercise price between $5.20 and $9.63 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.
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
Stock-based Compensation
The Company’s 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of June 30, 2019, 2,005,985 shares were available for grant.

During the six months ended June 30, 2019, the Company issued 16,778 shares of restricted Class A common stock, none of which were vested as of June 30, 2019. The fair value of the restricted grants was $5.96 share.
The following table summarizes stock option activity for the six months ended June 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	9,688,424	$8.23	6.15	$—
Granted	6,500
Exercised	—
Forfeited	(227,340)
Outstanding at June 30, 2019	9,467,584	$8.23	5.85	$—

As of June 30, 2019, there were 383,355 shares of restricted Class A common stock outstanding with a weighted average grant date fair value per share of $6.62. The fair value of the restricted stock is equal to the closing share price on the date prior to the grant. The vesting term of the shares of restricted stock vary from 1 to 5 years.
Stock-based compensation expense was $0.7 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively and $1.5 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $3.3 million and $2.1 million, respectively, and is expected to be recognized over a weighted average period of 2.6 and 2.9 years, respectively.

Note 12. Net Income (Loss) Per Share
The following table sets forth the computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Numerator:
Net income (loss)	$10,696	$1,634	$5,906	$(24,956)
Net income from non-controlling interest	493	299	940	517
Net income attributable to controlling interest	10,203	1,335	4,966	(25,473)

Net income from continuing operations	10,612	8,593	12,986	12,059
Net income from continuing operations attributable to non-controlling interest	493	299	940	517
Net income from continuing operations attributable to controlling interest	$10,119	$8,294	$12,046	$11,542
Net income (loss) from discontinued operations, net of income taxes	$84	$(6,959)	$(7,080)	$(37,015)

Denominator:
Weighted average shares of common stock outstanding	18,512	18,633	18,495	18,563
Weighted average shares of participating securities outstanding	8,978	8,978	8,978	8,978
Total weighted average basic shares outstanding	27,490	27,611	27,473	27,541
Effect of dilutive common stock equivalents	—	—	—	—
Weighted average diluted common shares outstanding	27,490	27,611	27,473	27,541

Basic income (loss) per share:
Continuing operations attributable to common shares	$0.37	$0.30	$0.44	$0.42
Discontinued operations attributable to common shares	$—	$(0.37)	$(0.38)	$(1.99)
Continuing operations attributable to participating shares	$0.37	$0.30	$0.44	$0.42
Discontinued operations attributable to participating shares	$—	$—	$—	$—

Diluted income (loss) per share:
Continuing operations	$0.37	$0.30	$0.44	$0.42
Discontinued operations	$—	$(0.25)	$(0.26)	$(1.34)

Note 13. Income Taxes
The Company's effective tax rate for the six months ended June 30, 2019 and 2018 was approximately 27.7% and 27.3%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the six months ended June 30, 2019 primarily relates to certain non-deductible items under the Tax Cuts and Jobs Act (the "Tax Act") provisions and state and local income taxes.

Note 14. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued compensation and benefits	$5,736	$14,863
Accrued professional fees	1,109	1,449
Accrued commissions	2,361	1,980
Accrued taxes	1,883	2,686
Accrued music and FCC licensing	1,138	2,315
Accrued publisher fees	2,763	2,213
Accrued national representation fees	1,138	1,276
Due to sellers, business combinations	3	26
Deferred rent	—	2,139
Dividends payable	2,212	2,162
Accrued other	1,531	1,640
	$19,874	$32,749

Note 15. Leases and Other Commitments
The Company leases certain facilities and equipment used in its operations. Certain of the Company’s operating leases contain renewal options through 2062, escalating rent provisions and/or cost of living adjustments.
In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") (the "Tower Sale"). The divested towers house antenna that broadcast certain of the Company’s radio stations. As part of this transaction, the Company leased a portion of the space on the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of twenty years and three optional 5-year renewal periods. The Company will pay $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The ending balances of the long-term prepaid rent asset and deferred gain as of December 31, 2018 of $6.6 million were included in the opening balance of the operating lease ROU assets and operating lease liabilities at January 1, 2019. The Company will continue to amortize these balances over the remaining lease term.

The below table summarizes the impact on the Company's Consolidated Balance Sheet at the adoption date of January 1, 2019 and as of June 30, 2019, respectively (dollars in thousands):

	At Adoption January 1, 2019(1)	June 30, 2019
Operating lease right-of-use-assets	$42,801	$41,785
Total operating lease right-of-use-assets	$42,801	$41,785

Deferred rent	(2,111)	—
Operating lease liabilities	45,728	44,786
Retained deficit	(816)	—
Total liabilities and stockholders' equity	$42,801	$44,786

Weighted Average Remaining Lease Term
Operating leases	6.36 years	6.46 years
Weighted Average Discount Rate
Operating leases	7.04%	7.08%

(1) Excludes $2.6 million operating lease right-of-use-assets and operating lease liabilities related to discontinued operations
Maturities of lease liabilities for operating leases are as follows as of June 30, 2019 (in thousands):

2019 (remainder)	$5,379
2020	9,154
2021	7,383
2022	6,504
2023	5,308
Thereafter	14,837
Total lease payments	48,565
Less: imputed interest	(10,290)
Add: deferred gain sale leaseback transaction	6,511
Total	$44,786

The components of lease expense recorded to operating and corporate expense are as follows (dollars in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$2,988	$5,938
Short-term lease cost	15	30
Variable lease cost	2	8
Total lease cost	$3,005	$5,976

Supplemental cash flow information related to leases are as follows (dollars in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,208	$6,082
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$996	$3,622

As of June 30, 2019, we have additional operating leases, primarily for office space that have not yet commenced totaling $2.1 million. These operating leases will commence in 2019 with lease terms of 20 years.
Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of June 30, 2019 is approximately $13.6 million and is expected to be paid in accordance with the agreements through September 2021. In addition, the Company has aggregate commitments of $0.8 million for other broadcasting services through December 2019 and aggregate commitments of $9.5 million for a business management platform through 2023.

Note 16. Segment Reporting

Operating segments are organized internally by type of products and services provided.  On January 2, 2019, the Company announced that its former Co-Chief Executive Officer (“CEO”) Dhruv Prasad resigned and that its other Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of these organization changes, Mr. Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company has identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events.  The Company has concluded that each of these operating segments shall be presented separately. Prior year segment reporting has been restated to conform with the current year presentation.

The following table presents the Company's reportable segment results for the three months ended June 30, 2019 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$91,483	$15,288	$6,317	$—	$113,088
Direct operating expenses	60,621	10,274	4,695	—	75,590
Depreciation and amortization	3,159	125	133	2,480	5,897
Corporate expenses	—	—	—	7,370	7,370
Stock-based compensation	41	23	2	594	660
Transaction costs	—	—	—	128	128
Impairment of long lived and intangible assets	231	—	—	—	231
Net gain on sale and retirement of assets	—	—	—	(21)	(21)
Operating income (loss)	$27,431	$4,866	$1,487	$(10,551)	$23,233
Capital expenditures	$1,906	$126	$—	$1,864	$3,896

The following table presents the Company's reportable segment results for the three months ended June 30, 2018 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$86,306	$11,685	$7,328	$—	$105,319
Direct operating expenses	58,582	8,269	5,871	—	72,722
Depreciation and amortization	2,704	109	135	1,461	4,409
Corporate expenses	—	—	—	7,290	7,290
Stock-based compensation	39	8	7	192	246
Transaction costs	—	—	—	678	678
Net gain on sale and retirement of assets	—	—	—	(388)	(388)
Operating income (loss)	$24,981	$3,299	$1,315	$(9,233)	$20,362
Capital expenditures	$2,576	$77	$3	$1,680	$4,336

The following table presents the Company's reportable segment results for the six months ended June 30, 2019 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$165,799	$29,495	$11,476	$—	$206,770
Direct operating expenses	115,508	20,101	8,610	—	144,219
Depreciation and amortization	6,257	246	278	5,624	12,405
Corporate expenses	—	—	—	12,957	12,957
Stock-based compensation	133	59	25	1,319	1,536
Transaction costs	—	—	—	276	276
Business realignment costs	—	—	—	4	4
Impairment of long lived and intangible assets	231	—	—	—	231
Net gain on sale and retirement of assets	—	—	—	(2)	(2)
Operating income (loss)	$43,670	$9,089	$2,563	$(20,178)	$35,144
Capital expenditures	$5,284	$199	$1	$3,444	$8,928

The following table presents the Company's reportable segment results for the six months ended June 30, 2018 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$157,849	$22,480	$12,973	$—	$193,302
Direct operating expenses	111,234	15,813	10,031	—	137,078
Depreciation and amortization	5,374	224	271	2,923	8,792
Corporate expenses	—	—	—	12,939	12,939
Stock-based compensation	67	15	9	345	436
Transaction costs	—	—	—	837	837
Business realignment costs	—	—	—	—	—
Net gain on sale and retirement of assets	—	—	—	(398)	(398)
Operating income (loss)	$41,174	$6,428	$2,662	$(16,646)	$33,618
Capital expenditures	$5,439	$85	$5	$3,227	$8,756

Note 17. Discontinued Operations

During the first quarter of 2019, management concluded that the Company should exit the Music Festivals and commenced an active search for a buyer of the Music Festivals. On May 24, 2019, the Company closed on the sale of its Music Festivals to a subsidiary of Live Nation for $10.0 million. As part of the transaction, it was mutually agreed upon that the Company would operate the 2019 Music Festivals under a production services agreements for a pre-determined share of "Net Profits" as defined in the agreement. The Company has recorded a net gain on the disposal of the Music Festivals of $0.4 million, which is in net income (loss) from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations for the three and six months ended June 30, 2019.

On May 24, 2018, the  Company,  through  a  subsidiary  of  Townsquare  Live  Events,  LLC,  sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly owned subsidiary NAME to North American Fairs, LLC for $23.5 million. We recognized a loss on the sale of NAME of approximately $1.8 million within net loss from discontinued operations during the year ended December 31, 2018. In addition, on June 29, 2018, the Company entered into an Agreement of Purchase and Sale to transfer its 70% controlling interest in Mountain Jam, LLC ("Mountain Jam") to Chet-5 Festivals ("Chet-5"), LLC and to acquire the 30% minority interest in Taste of Country Productions LLC from Chet-5. The purchase and sale were completed on the same day and included a payment of $1.3 million from the Company to Chet-5. The Company recognized a gain on the sale of Mountain Jam of approximately $1.2 million during the year ended December 31, 2018.

The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable	$—	$9
Prepaid expenses and other current assets	22	435
Property and equipment, net	—	1,874
Intangible assets, net	—	3,843
Goodwill	—	13,602
Current assets of discontinued operations	22	19,763
Accounts payable	—	89
Deferred revenue	—	6,688
Accrued expenses and other current liabilities	3,968	361
Current liabilities of discontinued operations	3,968	7,138
Net (liabilities) assets	$(3,946)	$12,625

The following table shows the components of operations that are related to discontinued operations in the Company's Consolidated Statement of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30, 2019
	2019	2018	2019	2018
Net revenue	$13,512	$23,924	$13,520	$30,167

Discontinued operating costs and expenses:
Direct operating expenses	13,883	27,568	14,786	40,278
Depreciation and amortization	—	655	208	2,613
Stock-based compensation	13	4	13	10
Transaction costs	10	—	10	—
Impairment of long lived and intangible assets	—	—	10,016	37,973
Net (gain) loss on sale and retirement of assets	(508)	734	(1,946)	422
Discontinued operating income (loss)	114	(5,037)	(9,567)	(51,129)
Other expenses:
Interest expense, net	—	—	—	1
Other income, net	—	(12)	—	(24)
Income (loss) from discontinued operations before income taxes	114	(5,049)	(9,567)	(51,152)
Provision (benefit) for income taxes	30	1,910	(2,487)	(14,137)
Net income (loss) from discontinued operations, net of income taxes	$84	$(6,959)	$(7,080)	$(37,015)

Note 18. Subsequent Events
Dividend
On August 5, 2019 the Board of Directors approved a dividend of $0.075 per share. The dividend will be paid to holders of record as of September 26, 2019. The estimated $2.1 million dividend will be paid on November 15, 2019.

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

On May 24, 2019, the Company closed on the sale of four multi-day music festivals (the "Music Festivals") for $10.0 million. Additionally, the Company and the buyer of the Music Festivals entered into a production services agreement stating that the Company will operate the 2019 festivals on the purchaser's behalf. The Company will act as an independent contractor while performing the services and will earn a fixed percentage of profits from the festivals.
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
Format of Presentation
Townsquare is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States. Our assets include market leading radio stations, digital, mobile, video and social media properties, and live events. Our integrated and diversified product and service offerings enable local, regional and national advertisers to target audience engagement across multiple platforms, including on-air, online and at live events. We believe our product and service offerings, combined with our leading market position in small and mid-sized markets, enable us to generate higher total net revenue per audience member than radio station owners focused on larger markets.
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
Our discussion is presented on both a consolidated and segment basis. The Company has identified three operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, our digital marketing solutions business and Live Events, which is comprised of the Company's live events, including concerts, expositions and other experiential events.

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

Macroeconomic Indicators
Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of July 26, 2019, U.S. GDP grew at an annual rate of 2.1% in the second quarter of 2019.
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
Executive Summary
The key developments in our business for the three months ended June 30, 2019, as compared to the same period in 2018 are summarized below:

•	Net revenue for the three months ended June 30, 2019 increased $7.8 million, or 7.4%.

◦	Excluding political revenue, net revenue increased $8.6 million, or 8.3%.

◦	Advertising net revenue increased $5.2 million, or 6.0%.

◦	Townsquare Interactive net revenue increased $3.6 million, or 30.8%.

◦	Live Events net revenue declined $1.0 million, or 13.8%.

•	Pro forma net revenue for the three months ended June 30, 2019 increased $5.7 million, or 5.3%.

◦	Excluding political revenue, pro forma net revenue increased $6.5 million, or 6.2%.

◦	Pro forma Advertising net revenue increased $3.2 million, or 3.6%.

◦	Pro forma Townsquare Interactive net revenue increased $3.6 million, or 30.8%.

◦	Pro forma Live Events net revenue decreased $1.1 million, or 14.9%.
The key developments in our business for the six months ended June 30, 2019, as compared to the same period in 2018 are summarized below:

•	Net revenue for the six months ended June 30, 2019 increased $13.5 million, or 7.0%.

◦	Excluding political revenue, net revenue increased $14.7 million, or 7.7%.

◦	Advertising net revenue increased $8.0 million, or 5.0%.

◦	Townsquare Interactive net revenue increased $7.0 million, or 31.2%.

◦	Live Events net revenue decreased $1.5 million, or 11.5%.

•	Pro forma net revenue for the six months ended June 30, 2019 increased $9.9 million, or 5.0%.

◦	Excluding political revenue, pro forma net revenue increased $11.1 million, or 5.7%.

◦	Pro forma Advertising net revenue increased $4.5 million, or 2.8%.

◦	Pro forma Townsquare Interactive net revenue increased $7.0 million, or 31.2%.

◦	Pro forma Live Events net revenue decreased $1.6 million, or 12.4%.

Consolidated Results of Operations
Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018
The following table summarizes our historical consolidated results of operations (in thousands):

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
Advertising net revenue	$91,483	$86,306	$5,177	6.0%
Townsquare Interactive net revenue	15,288	11,685	3,603	30.8%
Live Events net revenue	6,317	7,328	(1,011)	(13.8)%
Net revenue	113,088	105,319	7,769	7.4%
Operating costs and expenses:
Advertising operating expenses	60,621	58,582	2,039	3.5%
Townsquare Interactive operating expenses	10,274	8,269	2,005	24.2%
Live Events operating expenses	4,695	5,871	(1,176)	(20.0)%
Direct operating expenses	75,590	72,722	2,868	3.9%
Depreciation and amortization	5,897	4,409	1,488	33.7%
Corporate expenses	7,370	7,290	80	1.1%
Stock-based compensation	660	246	414	168.3%
Transaction costs	128	678	(550)	(81.1)%
Impairment of long lived and intangible assets	231	—	231	—%
Net gain on sale and retirement of assets	(21)	(388)	(367)	(94.6)%
Total operating costs and expenses	89,855	84,957	4,898	5.8%
Operating income	23,233	20,362	2,871	14.1%
Other expense:
Interest expense, net	8,526	8,533	7	0.1%
Other expense, net	36	48	12	25.0%
Income from continuing operations before income taxes	14,671	11,781	(2,890)	(24.5)%
Provision for income taxes	4,059	3,188	(871)	(27.3)%
Net income from continuing operations	10,612	8,593	2,019	23.5%
Net income (loss) from discontinued operations, net of income taxes	84	(6,959)	7,043	101.2%
Net income (loss)	$10,696	$1,634	$9,062	554.6%
Net Revenue
Net revenue for the three months ended June 30, 2019 increased $7.8 million, or 7.4%, as compared to the same period in 2018.
Advertising net revenue for the three months ended June 30, 2019 increased $5.2 million, or 6.0%, as compared to the same period in 2018. The increase was primarily driven by revenue gains in our digital programmatic business as a result of a larger customer base.
Townsquare Interactive net revenue for the three months ended June 30, 2019 increased $3.6 million, or 30.8%, as compared to the same period in 2018. The increase was due to a larger subscriber base.
Live Events net revenue for the three months ended June 30, 2019 decreased $1.0 million, or 13.8%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.
Direct Operating Expenses
Direct operating expenses for the three months ended June 30, 2019 increased by $2.9 million, or 3.9%, as compared to the same period in 2018.

Advertising operating expenses for the three months ended June 30, 2019 increased $2.0 million, or 3.5%, as compared to the same period in 2018. The increase was primarily driven by increases in headcount related expenses to support the growth of our digital programmatic business.
Townsquare Interactive operating expenses for the three months ended June 30, 2019 increased $2.0 million, or 24.2%, as compared to the same period in 2018. The increase was primarily driven by increases in headcount related expenses to support the revenue growth.
Live Events operating expenses for the three months ended June 30, 2019 decreased $1.2 million, or 20.0%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2019 increased $1.5 million, or 33.7%, as compared to the same period in 2018, primarily related to amortization of capitalized software development costs.
Corporate Expenses
Corporate expense for the three months ended June 30, 2019 remained relatively unchanged as compared to the same period in 2018.
Stock-based Compensation
Stock-based compensation expense increased $0.4 million, or 168.3%, as compared to the same period in 2018, primarily due to new options and restricted stock grants in 2018.
Transaction Costs
Transaction costs for the three months ended June 30, 2019 decreased $0.6 million as compared to the same period in 2018.
Impairment of Long Lived and Intangible Assets
Impairment of long lived and intangible assets for the three months ended June 30, 2019 increased $0.2 million as compared to the same period in 2018.
Net Gain on Sale and Retirement of Assets
Net gain on sale and Retirement of assets for the three months ended June 30, 2019 declined $0.4 million as compared to the same period in 2018.
Other Expense
Interest expense, net is the major recurring component of other expense. Interest expense, net remained relatively unchanged as compared to the same period in 2018.
The following table illustrates the components of our interest expense, net for the periods indicated (in thousands).

	Three Months Ended June 30,
	2019	2018

2023 Notes	$4,520	$4,551
Term Loans	3,997	3,605
Capital loans and other	2	3
Loan origination costs	270	379
Interest income	(263)	(5)
Interest expense, net	$8,526	$8,533

Provision for income taxes
We recognized a provision for income taxes of $4.1 million for the three months ended June 30, 2019. Our effective tax rate for the period was approximately 27.7%. Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the three months ended June 30, 2019 primarily relates to certain non-deductible items under the Tax Act provisions and state and local income taxes.
Consolidated Results of Operations
Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018
The following table summarizes our historical consolidated results of operations (in thousands):

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
Advertising net revenue	$165,799	$157,849	$7,950	5.0%
Townsquare Interactive net revenue	29,495	22,480	7,015	31.2%
Live Events net revenue	11,476	12,973	(1,497)	(11.5)%
Net revenue	206,770	193,302	13,468	7.0%
Operating costs and expenses:
Advertising operating expenses	115,508	111,234	4,274	3.8%
Townsquare Interactive operating expenses	20,101	15,813	4,288	27.1%
Live Events operating expenses	8,610	10,031	(1,421)	(14.2)%
Direct operating expenses	144,219	137,078	7,141	5.2%
Depreciation and amortization	12,405	8,792	3,613	41.1%
Corporate expenses	12,957	12,939	18	0.1%
Stock-based compensation	1,536	436	1,100	252.3%
Transaction costs	276	837	(561)	(67.0)%
Business realignment costs	4	—	4	—%
Impairment of long lived and intangible assets	231	—	231	—%
Net gain on sale and retirement of assets	(2)	(398)	(396)	(99.5)%
Total operating costs and expenses	171,626	159,684	11,942	7.5%
Operating income	35,144	33,618	1,526	4.5%
Other expense:
Interest expense, net	17,121	16,960	161	0.9%
Other expense, net	70	80	(10)	(12.5)%
Income from continuing operations before income taxes	17,953	16,578	1,375	8.3%
Provision for income taxes	4,967	4,519	448	9.9%
Net income from continuing operations	12,986	12,059	927	7.7%
Net income (loss) from discontinued operations, net of income taxes	(7,080)	(37,015)	29,935	80.9%
Net income (loss)	$5,906	$(24,956)	$30,862	123.7%
Net Revenue
Net revenue for the six months ended June 30, 2019 increased $13.5 million, or 7.0%, as compared to the same period in 2018.

Advertising net revenue for the six months ended June 30, 2019 increased $8.0 million, or 5.0%, as compared to the same period in 2018. The increase was primarily driven by revenue gains in our digital programmatic business as a result of a larger customer base.
Townsquare Interactive net revenue for the six months ended June 30, 2019 increased $7.0 million, or 31.2%, as compared to the same period in 2018. The increase was due to a larger subscriber base.
Live Events net revenue for the six months ended June 30, 2019 decreased $1.5 million, or 11.5%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.
Direct Operating Expenses
Direct operating expenses for the six months ended June 30, 2019 increased by $7.1 million, or 5.2%, as compared to the same period in 2018.
Advertising operating expenses for the six months ended June 30, 2019 increased $4.3 million, or 3.8%, as compared to the same period in 2018. The increase was primarily driven by increases in headcount related expenses to support the growth of our digital programmatic business.
Townsquare Interactive operating expenses for the six months ended June 30, 2019 increased $4.3 million, or 27.1%, as compared to the same period in 2018. The increase was primarily driven by increases in headcount related expenses to support the revenue growth.
Live Events operating expenses for the six months ended June 30, 2019 decreased $1.4 million, or 14.2%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2019 increased $3.6 million, or 41.1%, as compared to the same period in 2018, primarily related to amortization of capitalized software development costs.
Corporate Expenses
Corporate expense for the six months ended June 30, 2019 remained relatively unchanged as compared to the same period in 2018.
Stock-based Compensation
Stock-based compensation expense for the six months ended June 30, 2019 increased $1.1 million, or 252.3%, as compared to the same period in 2018, primarily due to new options and restricted stock grants in 2018.
Transaction Costs
Transaction costs for the six months ended June 30, 2019 decreased $0.6 million, or 67.0%, as compared to the same period in 2018.
Impairment of Long Lived and Intangible Assets
Impairment of long lived and intangible assets for the six months ended June 30, 2019 increased $0.2 million as compared to the same period in 2018.
Net Gain on Sale and Retirement of Assets
Net gain on sale and retirement of assets for the six months ended June 30, 2019 declined $0.4 million as compared to the same period in 2018.
Other Expense
Interest expense, net is the major recurring component of other expense. Interest expense, net increased $0.2 million, or 0.9%, in the six months ended June 30, 2019, as compared to the same period in 2018, primarily due to an increase in LIBOR rates, partially offset by a lower debt balance and higher interest income.

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands).

	Six Months Ended June 30,
	2019	2018

2023 Notes	$9,040	$9,103
Term Loans	7,972	7,006
Capital loans and other	5	5
Loan origination costs	646	858
Interest income	(542)	(12)
Interest expense, net	$17,121	$16,960
Provision for income taxes
We recognized a provision for income taxes of $5.0 million for the six months ended June 30, 2019. Our effective tax rate for the period was approximately 27.7%. Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the six months ended June 30, 2019 primarily relates to certain non-deductible items under the Tax Act provisions and state and local income taxes.
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

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Townsquare	Princeton Acquisition	Townsquare Pro Forma for the Princeton Acquisition	Townsquare	Princeton Acquisition	Townsquare Pro Forma for the Princeton Acquisition	$ Change	% Change
Advertising net revenue	$91,483	$—	$91,483	$86,306	$1,978	$88,284	$3,199	3.6%
Townsquare Interactive net revenue	15,288	—	15,288	11,685	—	11,685	3,603	30.8%
Live Events net revenue	6,317	—	6,317	7,328	98	7,426	(1,109)	(14.9)%
Net Revenue	$113,088	$—	$113,088	$105,319	$2,076	$107,395	$5,693	5.3%

On a pro forma basis, net revenue for the three months ended June 30, 2019 increased by $5.7 million, or 5.3%, as compared to the same period in 2018.
On a pro forma basis, Advertising net revenue for the three months ended June 30, 2019 increased $3.2 million, or 3.6%, as compared to the same period in 2018. The increase was primarily driven by revenue gains in our digital programmatic business as a result of a larger customer base.
On a pro forma basis, Townsquare Interactive net revenue for the three months ended June 30, 2019 increased $3.6 million, or 30.8% , as compared to the same period in 2018. The increase was primarily due to a larger subscriber base.
On a pro forma basis, Live Events net revenue for the three months ended June 30, 2019 decreased $1.1 million, or 14.9%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Townsquare	Princeton Acquisition	Townsquare Pro Forma for the Princeton Acquisition	Townsquare	Princeton Acquisition	Townsquare Pro Forma for the Princeton Acquisition	$ Change	% Change
Advertising net revenue	$165,799	$—	$165,799	$157,849	$3,476	$161,325	$4,474	2.8%
Townsquare Interactive net revenue	29,495	—	29,495	22,480	—	22,480	7,015	31.2%
Live Events net revenue	11,476	—	11,476	12,973	133	13,106	(1,630)	(12.4)%
Net Revenue	$206,770	$—	$206,770	$193,302	$3,609	$196,911	$9,859	5.0%
On a pro forma basis, net revenue for the six months ended June 30, 2019 increased by $9.9 million, or 5.0%, as compared to the same period in 2018.
On a pro forma basis, Advertising net revenue for the six months ended June 30, 2019 increased $4.5 million, or 2.8%, as compared to the same period in 2018. The increase was primarily driven by revenue gains in our digital programmatic business as a result of a larger customer base.
On a pro forma basis, Townsquare Interactive net revenue for the six months ended June 30, 2019 increased $7.0 million, or 31.2%, as compared to the same period in 2018. The increase was primarily due to a larger subscriber base.
On a pro forma basis, Live Events net revenue for the six months ended June 30, 2019 decreased $1.6 million, or 12.4%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.

Liquidity and Capital Resources
The following table summarizes our change in cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash provided by operating activities	3,403	413
Cash provided by investing activities	2,330	12,035
Cash used in financing activities	(4,365)	(12,118)
Net effect of foreign currency exchange rate changes	—	92
Net increase in cash and cash equivalents	$1,368	$422
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service, dividend and other funding requirements for at least one year from the date of this report. As of June 30, 2019, we had $555.6 million of outstanding indebtedness, net of deferred financing costs of $4.9 million. Based on interest rates in effect as of June 30, 2019, we expect our debt service requirements to be approximately $33.9 million over the next twelve months. In addition, as of June 30, 2019 we had $62.8 million of cash and cash equivalents, $67.4 million of receivables from customers, which historically have had an average collection cycle of approximately 54 days, and $50.0 million of available borrowing capacity under our revolving credit facility. We had restricted cash of $0.9 million at December 31, 2018 and June 30, 2019, included within cash, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2019 compared to $0.4 million of cash provided by operating activities for the six months ended June 30, 2018. The increase was primarily due to a decrease in cash used in operating activities - discontinued operations due to the timing of the sale of NAME.
Cash Flows from Investing Activities
Net cash provided by investing activities was $2.3 million for the six months ended June 30, 2019 compared to $12.0 million for the same period in 2018, primarily due to proceeds received in the prior year related to the sale of NAME, partially offset by a reduction in payments for acquisitions.
Cash Flows from Financing Activities
Net cash used in financing activities was $4.4 million for the six months ended June 30, 2019, as compared to $12.1 million for the same period in 2018. The decrease was due to the required excess free cash flow payment on our outstanding Term Loan and dividend payments. In the first quarter of 2018, our required payment was $9.5 million. In the first quarter of 2019, we did not have a required payment. Similarly, in the first quarter of 2019, we paid $4.1 million in dividends, whereas in the first quarter of 2018, we did not have a dividend payment.
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
As of June 30, 2019, the interest rate on the Term Loans was 5.50%, based on the current LIBOR rate and an applicable margin of 300 basis points. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of June 30, 2019, the Company had no outstanding borrowings under the Revolver.
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
As of June 30, 2019, the Company had $282.3 million of Term Loan borrowings, and no outstanding borrowings under the Revolver. As of June 30, 2019, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.
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
Change in Accounting Policy
Segment Reporting
Operating segments are organized internally by type of products and services provided.  On January 2, 2019, we announced that our former Co-Chief Executive Officer (“CEO”) Dhruv Prasad resigned and our other Co-CEO Bill Wilson would become our sole CEO.  As a result of these organization changes, Mr. Wilson also became our Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, we have identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of our live events, including concerts, expositions and other experiential events.  We have concluded that each of these operating segments shall be presented separately. Prior year segment reporting has been restated to conform with the current year presentation.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 840. The standard is effective for fiscal years beginning after December 15, 2018, and allows a number of practical expedients that the Company has elected to apply. The guidance ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC 842 provides entities with an optional transition method for adopting the new lease standard by allowing entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings and not to restate comparative periods presented. We adopted the standard using the optional transition method as of January 1, 2019, using the package of practical expedients as well as several other permitted practical expedients that allow for a more simplified transition. Accordingly, we accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, we recognized at adoption (a) a lease liability of approximately $45.7 million, which represents the present value of the remaining lease payments, discounted at a weighted average discount rate of 7.04%, and (b) a ROU asset of approximately $42.8 million which represents the lease liability of $45.7 million adjusted for accrued rent of approximately $2.9 million. We recorded an adjustment of $0.8 million the adoption date of January 1, 2019 to stockholders' equity to properly account for the Company's operating lease ROU assets and operating lease liabilities. The most significant impact of this standard was the recognition of ROU assets and lease obligations for operating leases.
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
Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were not effective as of June 30, 2019 due to a material weakness in internal control over financial reporting related to a deficiency in the design of the Company’s controls over the calculation of earnings per share. Specifically, the Company did not properly disclose the basic earnings per share for the outstanding warrants utilizing the two-class method. Only the Company’s earnings per share calculation was affected. See Note 2. Correction of Prior Period Financial Statements to our Unaudited Consolidated Financial Statements. We are implementing measures designed to improve our internal control over financial reporting to remediate the material weakness, including the enhancement of review procedures surrounding earnings per share calculations.
Changes in Internal Controls
Other than the ongoing remediation efforts to alleviate the above noted material weakness, there was no change in Townsquare’s internal control over financial reporting that occurred during the three and six months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect Townsquare’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and six months ended June 30, 2019. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
An investment in Townsquare involves a variety of risks and uncertainties. The following factor could cause our actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere in future Securities and Exchange Commission reports or statements made by our management from time to time. These factors may have a material adverse effect on our business, financial condition, operating results and cash flows, and should be carefully considered. We may update these factors in our future periodic reports.
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
Our Annual Report on Form 10-K includes management’s report on our internal control over financial reporting as of December 31, 2018. As an emerging growth company, our auditor is not required to make a formal assessment of the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K. However, due to our loss of such status no later than December 31, 2019, our auditor will be required to provide such assessment for the year ended December 31, 2019 and present its attestation report in our Annual Report on Form 10-K for the year then ended.
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
Our management has determined that we have a material weakness in our internal control over financial reporting, as further described in Part I, Item 4 of this Quarterly Report, related to a deficiency in the design of the Company’s calculations of earnings per share. We are currently implementing measures designed to improve our internal control over financial reporting to remediate this material weakness.
We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future, or that we can remediate such material weaknesses or significant deficiencies on a timely basis.
In addition, please refer to Part I, Item 1A, “Risk Factors,” in our 2018 Annual Report on Form 10-K for additional information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit	Description
10.1**
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

* Filed herewith
** Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on May 7, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer
Date: August 12, 2019