Form 10-Q
period 2019-09-30
Townsquare Media, Inc.
filed 2019-11-08
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 7, 2019, the registrant had 18,961,819 outstanding shares of common stock consisting of: (i)14,313,844 shares of Class A common stock, par value $0.01 per share; (ii) 3,011,634 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$74,189	$60,517
Accounts receivable, net of allowance of $2,458 and $3,454, respectively	67,235	62,459
Prepaid expenses and other current assets	11,082	8,939
Current assets of discontinued operations	12	19,763
Total current assets	152,518	151,678
Property and equipment, net	113,226	112,377
Intangible assets, net	478,405	478,938
Goodwill	227,055	226,981
Investments	11,775	9,505
Operating lease right-of-use assets	45,736	—
Restricted cash	883	879
Other assets	70	6,909
Total assets	$1,029,668	$987,267
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,818	$13,393
Deferred revenue	7,508	7,922
Accrued expenses and other current liabilities	22,884	32,749
Short-term lease liabilities	7,417	5
Accrued interest	9,080	4,563
Current liabilities of discontinued operations	868	7,138
Total current liabilities	60,575	65,770
Long-term debt, less current portion (net of deferred finance costs of $4,639 and $5,155, respectively)	555,841	555,325
Deferred tax liability	21,320	16,031
Long-term lease liabilities	41,278	5
Other long-term liabilities	1,570	8,559
Total liabilities	680,584	645,690
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 14,313,844 and 14,297,066 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	143	143
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,011,634 shares issued and outstanding	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	190	190
Additional paid-in capital	367,331	365,835
Accumulated deficit	(20,569)	(25,735)
Non-controlling interest	2,132	1,287
Total stockholders’ equity	349,084	341,577
Total liabilities and stockholders’ equity	$1,029,668	$987,267
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net revenue	$112,561	$106,007	$319,331	$299,309

Operating costs and expenses:
Direct operating expenses	76,612	72,170	220,831	209,248
Depreciation and amortization	6,841	4,644	20,563	13,436
Corporate expenses	7,173	6,863	20,130	19,802
Stock-based compensation	532	597	2,068	1,033
Transaction costs	193	166	469	1,003
Business realignment costs	—	(207)	4	(207)
Impairment of long lived and intangible assets	—	—	231	—
Net loss (gain) on sale and retirement of assets	143	(3)	141	(401)
Total operating costs and expenses	91,494	84,230	264,437	243,914
Operating income	21,067	21,777	54,894	55,395
Other expense:
Interest expense, net	8,524	8,640	25,645	25,600
Other expense, net	107	41	177	121
Income from continuing operations before income taxes	12,436	13,096	29,072	29,674
Provision for income taxes	3,290	3,583	7,892	8,102
Net income from continuing operations	9,146	9,513	21,180	21,572
Net (loss) income from discontinued operations, net of income taxes	(334)	178	(7,414)	(36,837)
Net income (loss)	$8,812	$9,691	$13,766	$(15,265)

Net income (loss) attributable to:
Controlling interests	$8,255	$9,258	$12,269	$(16,215)
Non-controlling interests	557	433	1,497	950

Basic income (loss) per share (1):
Continuing operations attributable to common shares	$0.31	$0.33	$0.72	$0.75
Discontinued operations attributable to common shares	$(0.02)	$0.01	$(0.40)	$(1.99)
Continuing operations attributable to participating shares	$0.31	$0.33	$0.71	$0.75
Discontinued operations attributable to participating shares	$—	$0.01	$—	$—

Diluted income (loss) per share:
Continuing operations	$0.31	$0.33	$0.72	$0.75
Discontinued operations	$(0.01)	$0.01	$(0.27)	$(1.34)

Weighted average shares outstanding:
Basic attributable to common shares	18,602	18,478	18,532	18,478
Basic attributable to participating shares	8,978	8,978	8,978	8,978

Diluted	27,581	27,690	27,510	27,632

Cash dividend declared per share	$0.075	$0.075	$0.225	$0.225
(1) See Note 2 to the Unaudited Consolidated Financial Statements entitled Correction of Prior Period Financial Statements
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total
January 1, 2018	13,819,639	3,022,484	1,636,341	8,977,676	$185	$367,041	$13,265	$(532)	$1,121	$381,080
Adjustments of equity pursuant to adoption of ASC 606*	—	—	—	—	—	—	2,271	—	—	2,271
Adjusted balance at January 1, 2018	13,819,639	3,022,484	1,636,341	8,977,676	185	367,041	15,536	(532)	1,121	383,351
Net (loss) income	—	—	—	—	—	—	(26,809)	—	218	(26,591)
Dividends declared	—	—	—	—	—	—	(2,061)	—	—	(2,061)
Stock-based compensation	—	—	—	—	—	197	—	—	—	197
Issuance of restricted stock	18,037	—	—	—	—	—	—	—	—	—
Foreign currency exchange	—	—	—	—	—	—	—	(126)	—	(126)
Cash distributions to non-controlling interests	—	—	—	—	—	—	(19)	—	(8)	(27)
Balance at March 31, 2018	13,837,676	3,022,484	1,636,341	8,977,676	$185	$367,238	$(13,353)	$(658)	$1,331	$354,743
Net income	—	—	—	—	—	—	1,335	—	299	1,634
Dividends declared	—	—	—	—	—	—	(2,123)	—	—	(2,123)
Acquisitions of non-controlling interests	—	—	—	—	—	(3,671)	—	—	(645)	(4,316)
Stock-based compensation	—	—	—	—	—	251	—	—	—	251
Conversion of common shares	10,850	(10,850)	—	—	—	—	—	—	—	—
Issuance of restricted stock	400,000	—	—	—	—	—	—	—	—	—
Disposal of subsidiary	—	—	—	—	—	—	(19)	656	—	637
Foreign currency exchange	—	—	—	—	—	—	—	2	—	2
Cash distributions to non-controlling interests	—	—	—	—	—	—	19	—	(506)	(487)
Balance at June 30, 2018	14,248,526	3,011,634	1,636,341	8,977,676	$185	$363,818	$(14,141)	$—	$479	$350,341
Net income	—	—	—	—	—	—	9,258	—	433	9,691
Dividends declared	—	—	—	—	—	—	(2,092)	—	—	(2,092)
Acquisitions of non-controlling interests	—	—	—	—	—	956	—	—	—	956
Stock-based compensation	—	—	—	—	—	597	—	—	—	597
Disposal of subsidiary	—	—	—	—	—	—	19	—	(19)	—
Issuance of restricted stock	48,540	—	—	—	5	(5)	—	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2018	14,297,066	3,011,634	1,636,341	8,977,676	$190	$365,366	$(6,956)	$—	$893	$359,493
*See Note 3
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Non- Controlling Interest	Total
January 1, 2019	14,297,066	3,011,634	1,636,341	8,977,676	$190	$365,835	$(25,735)	$—		$1,287	$341,577
Adjustments of equity pursuant to adoption of ASC 842**	—	—	—	—	—	—	(816)	—		—	(816)
Net (loss) income***	—	—	—	—	—	—	(5,505)	—		447	(5,058)
Dividends declared	—	—	—	—	—	—	(2,095)	—		—	(2,095)
Stock-based compensation	—	—	—	—	—	876	—	—		—	876
Issuance of restricted stock	16,778	—	—	—	—	—	—	—		—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,287)	(1,287)
Balance at March 31, 2019***	14,313,844	3,011,634	1,636,341	8,977,676	$190	$366,711	$(34,151)	$—		$447	$333,197
Net income***	—	—	—	—	—	—	9,519	—		493	10,012
Dividends declared	—	—	—	—	—	—	(2,095)	—		—	(2,095)
Stock-based compensation	—	—	—	—	—	673	—	—		—	673
Sale of non-controlling interest	—	—	—	—	—	(430)	—	—		1,930	1,500
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(13)	(13)
Balance at June 30, 2019***	14,313,844	3,011,634	1,636,341	8,977,676	$190	$366,954	$(26,727)	$—		$2,857	$343,274
Net income	—	—	—	—	—	—	8,255	—		557	8,812
Dividends declared	—	—	—	—	—	—	(2,097)	—		—	(2,097)
Stock-based compensation	—	—	—	—	—	421	—	—		—	421
Sale of non-controlling interest	—	—	—	—	—	(44)	—	—		—	(44)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,282)	(1,282)
Balance at September 30, 2019	14,313,844	3,011,634	1,636,341	8,977,676	$190	$367,331	$(20,569)	$—		$2,132	$349,084

**See Note 15
***See Note 2

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$13,766	$(15,265)
Loss from discontinued operations	(7,414)	(36,837)
Income from continuing operations	21,180	21,572
Adjustments to reconcile income from continuing operations to net cash flows from operating activities
Depreciation and amortization	20,563	13,436
Amortization of deferred financing costs	1,036	1,140
Net deferred taxes and other	7,892	8,752
Provision for doubtful accounts	823	2,044
Stock-based compensation expense	2,068	1,033
Trade activity, net	(8,243)	(10,138)
Non-cash interest expense	—	(15)
Write-off of deferred financing costs	7	97
Impairment of long lived and intangible assets	231	—
Net loss (gain) on sale of assets	141	(401)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,983)	(5,124)
Prepaid expenses and other assets	5,105	(912)
Accounts payable	(626)	(5,911)
Accrued expenses	(12,045)	(1,549)
Accrued interest	4,517	3,559
Other long-term liabilities	(6,147)	(623)
Net cash provided by operating activities - continuing operations	32,519	26,960
Net cash used in operating activities - discontinued operations	(7,116)	(15,757)
Net cash provided by operating activities	25,403	11,203

Cash flows from investing activities:
Purchase of property and equipment	(14,545)	(12,675)
Payments for acquisitions, net of cash acquired	(711)	(21,128)
Proceeds from sale of assets	313	726
Net cash used in investing activities - continuing operations	(14,943)	(33,077)
Net cash provided by investing activities - discontinued operations	11,093	23,780
Net cash used in investing activities	(3,850)	(9,297)

Cash flows from financing activities:
Repayment of bank debt	—	(9,519)
Dividend payments	(6,208)	(4,120)
Sale of non-controlling interest	1,500	—
Cash distribution to non-controlling interests	(2,582)	(514)
Deferred financing costs	(571)	(2)
Repayments of capitalized obligations	(16)	(4)
Net cash used in financing activities - continuing operations	(7,877)	(14,159)
Net cash used in financing activities - discontinued operations	—	(19)
Net cash used in financing activities	(7,877)	(14,178)

Effect of exchange rate changes	—	(124)
Net increase (decrease) in cash and cash equivalents and restricted cash	13,676	(12,396)
Cash and cash equivalents and restricted cash:
Beginning of period	61,396	62,041
End of period	$75,072	$49,645
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$20,916	$20,895
Income taxes	715	913

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$2,153	$2,158
Non-cash investments	2,000	—
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of the Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the U.S. Our assets include 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 18,150 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), and approximately 200 local live events each year. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic local and regional events such as WYRK's Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com. For more information, please visit www.townsquaremedia.com, www.townsquareinteractive.com, and www.townsquareignite.com.
Note 2. Correction of Prior Period Financial Statements
Depreciation
In connection with the preparation of the Company's consolidated financial statements for the three and nine months ended September 30, 2019, the Company identified an error in the calculation of depreciation on software development costs. The Company has determined that certain of its development costs, as defined, in accordance with Accounting Standards Codification (“ASC”) Topic 350, Accounting for Internal-Use Software, along with certain other capitalized costs should have started being amortized in the first quarter of 2019. In accordance with Staff Accounting Bulletin (“SAB”) No. 99 Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the impact was not material to its results of operations or financial position for any prior annual or interim period.
The impacts to the amounts previously reported and revised in our Consolidated Statement of Operations as of the three months ended March 31, 2019 and June 30, 2019 and the six months ended June 30, 2019 are included in the tables below:

	Three Months Ended March 31, 2019
	As Reported	Adjustment	As Revised
Depreciation and amortization	$6,508	$371	$6,879
Total operating costs and expenses	81,771	371	82,142
Operating income	11,911	(371)	11,540
Income from continuing operations before income taxes	3,282	(371)	2,911
Provision for income taxes	908	(103)	805
Net income from continuing operations	2,374	(268)	2,106
Net loss	(4,790)	(268)	(5,058)

Basic income (loss) per share: (1)
Continuing operations attributable to common shares	0.07	(0.02)	0.05
Discontinued operations attributable to common shares	(0.39)	—	(0.39)
Continuing operations attributable to participating shares	0.07	—	0.07
Discontinued operations attributable to participating shares	—	—	—
Diluted income (loss) per share: (1)
Continuing operations	0.07	(0.01)	0.06
Discontinued operations	(0.26)	—	(0.26)
(1) Earnings per share amounts reflected as reported are as revised in our Quarterly Report on Form 10-Q filed on August 12, 2019

	Three Months Ended June 30, 2019
	As Reported	Adjustment	As Revised
Depreciation and amortization	$5,897	$946	$6,843
Total operating costs and expenses	89,855	946	90,801
Operating income	23,233	(946)	22,287
Income from continuing operations before income taxes	14,671	(946)	13,725
Provision for income taxes	4,059	(262)	3,797
Net income from continuing operations	10,612	(684)	9,928
Net income	10,696	(684)	10,012

Basic income (loss) per share:
Continuing operations attributable to common shares	0.37	(0.03)	0.34
Discontinued operations attributable to common shares	—	—	—
Continuing operations attributable to participating shares	0.37	(0.03)	0.34
Discontinued operations attributable to participating shares	—	—	—
Diluted income (loss) per share:
Continuing operations	0.37	(0.03)	0.34
Discontinued operations	—	—	—

	Six Months Ended June 30, 2019
	As Reported	Adjustment	As Revised
Depreciation and amortization	$12,405	$1,317	$13,722
Total operating costs and expenses	171,626	1,317	172,943
Operating income	35,144	(1,317)	33,827
Income from continuing operations before income taxes	17,953	(1,317)	16,636
Provision for income taxes	4,967	(365)	4,602
Net income from continuing operations	12,986	(952)	12,034
Net income	5,906	(952)	4,954

Basic income (loss) per share:
Continuing operations attributable to common shares	0.44	(0.04)	0.40
Discontinued operations attributable to common shares	(0.38)	—	(0.38)
Continuing operations attributable to participating shares	0.44	(0.04)	0.40
Discontinued operations attributable to participating shares	—	—	—
Diluted income (loss) per share:
Continuing operations	0.44	(0.04)	0.40
Discontinued operations	(0.26)	—	(0.26)
The impacts to the amounts previously reported in our Consolidated Balance Sheets as of March 31, 2019 and June 30, 2019 are included in the tables below:

	As of March 31, 2019			As of June 30, 2019
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Property and equipment, net	$112,771	$(371)	$112,400	$112,923	$(1,317)	$111,606
Total assets	1,013,231	(371)	1,012,860	1,012,723	(1,317)	1,011,406
Deferred tax liability	14,424	(103)	14,321	18,513	(365)	18,148
Total stockholders' equity	333,465	(268)	333,197	344,226	(952)	343,274

Leases
In addition to the correction of the error noted above, during the preparation of the Company's consolidated financial statements for the three and nine months ended September 30, 2019, the Company identified an error in the assessment of renewal options of operating leases at lease inception, which resulted in an incremental $3.7 million included within operating lease right-of-use assets and lease liabilities.
Earnings Per Share
In connection with the preparation of the Company's consolidated financial statements for the three and six months ended June 30, 2019, the Company identified an error in the presentation and calculation of its income (loss) per share. The

Company has determined that our Warrants are a participating security, as defined, in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Although these Warrants are subject to restrictions on exercise, they participate in the undistributed earnings of the Company. The correction requires that the Company's Basic income (loss) per common share be presented under a two-class method. In accordance with Staff Accounting Bulletin (“SAB”) No. 99 Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the error and determined that the impact was not material to its results of operations or financial position for any prior annual or interim period. The impacts to the income (loss) per share amounts previously reported for three and nine months ended September 30, 2018 are included in the tables below:

	Three Months Ended September 30, 2018
	As Reported	Adjustment	Disc-ops (1)	As Revised
Basic income (loss) per share:
Continuing operations attributable to common shares	$0.52	$(0.18)	$(0.01)	$0.33
Discontinued operations attributable to common shares	$(0.01)	$0.01	$0.01	$0.01
Continuing operations attributable to participating shares	$—	$0.34	$(0.01)	$0.33
Discontinued operations attributable to participating shares	$—	$—	$0.01	$0.01

Diluted income (loss) per share:
Continuing operations	$0.35	$(0.01)	$(0.01)	$0.33
Discontinued operations	$(0.01)	$0.01	$0.01	$0.01

Weighted average shares outstanding:
Basic attributable to common shares	18,941	(463)	—	18,478
Basic attributable to participating shares	—	8,978	—	8,978
Diluted	27,919	(229)	—	27,690

	Nine Months Ended September 30, 2018
	As Reported	Adjustment	Disc-ops (1)	As Revised
Basic income (loss) per share:
Continuing operations attributable to common shares	$1.21	$(0.42)	$(0.04)	$0.75
Discontinued operations attributable to common shares	$(2.03)	$(0.02)	$0.06	$(1.99)
Continuing operations attributable to participating shares	$—	$0.79	$(0.04)	$0.75
Discontinued operations attributable to participating shares	$—	$—	$—	$—

Diluted income (loss) per share:
Continuing operations	$0.82	$(0.03)	$(0.04)	$0.75
Discontinued operations	$(1.37)	$(0.01)	$0.04	$(1.34)

Weighted average shares outstanding:
Basic attributable to common shares	18,690	(212)	—	18,478
Basic attributable to participating shares	—	8,978	—	8,978
Diluted	27,668	(36)	—	27,632
(1) Reflects the latest presentation of discontinued operations
The impacts to the income (loss) per share amounts previously reported for the years ended December 31, 2018, December 31, 2017 and December 31, 2016 are not reflective of the subsequent 2019 Music Festivals discontinued operations. See Note 17 entitled Discontinued Operations. The revised income (loss) per share amounts for these periods are included in the tables below:

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
Recently Issued Accounting Standards
In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which is intended to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The Company adopted this standard effective January 1, 2019, which did not have a material impact on the Company’s consolidated financial statements.
The Company also considered the following recent accounting pronouncements which were not yet adopted as of September 30, 2019:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company is continuing to assess the impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including the eliminating the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring disclosure of the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company has evaluated the disclosure requirements of this standard and does not expect it to have a material impact on the Company’s consolidated financial statements.
Change in Accounting Policy
Segment Reporting
Operating segments are organized internally by type of products and services provided.  On January 2, 2019, the Company announced that its former Co-Chief Executive Officer (“CEO”) Dhruv Prasad resigned and that its other Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of this organization change, Mr. Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company has identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events.  The Company has concluded that each of these operating segments shall be presented separately. Prior year segment reporting has been restated to conform with the current year presentation.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 840. The standard is effective for fiscal years beginning after December 15, 2018, and allows a number of practical expedients that the Company has elected to apply. The guidance ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC 842 provides entities with an optional transition method for adopting the new lease standard by allowing entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings and not to restate comparative periods presented. The Company adopted the standard using the optional transition method as of January 1, 2019, using the package of practical expedients as well as several other permitted practical expedients that allow for a more simplified transition. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, the Company recognized at adoption (a) a lease liability of approximately $49.4 million, which represents the present value of the remaining lease payments, discounted at a weighted average discount rate of 7.04%, and (b) a ROU asset of approximately $46.5 million which represents the lease liability of $49.4 million adjusted for accrued rent of approximately $2.9 million. The Company recorded an adjustment of $0.8 million at the adoption date of January 1, 2019 to stockholders' equity to properly account for the Company's operating lease ROU assets and operating lease liabilities. As of December 31, 2018, the Company has reclassified an immaterial amount of capitalized leases from Current portion of long-term debt to Short-term lease liabilities. The most significant impact of this standard was the recognition of ROU assets and lease obligations for operating leases.
Restricted Cash
As of September 30, 2019, restricted cash will be separately disclosed within the Consolidated Balance Sheet and the Consolidated Statements of Cash Flow. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.
Note 4. Revenue Recognition
The following tables disaggregate our revenue into the following categories; Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, our digital marketing solutions business, and Live Events (in thousands):

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
	Advertising	Townsquare Interactive	Live Events	Total	Advertising	Townsquare Interactive	Live Events	Total

Net Revenue (ex Political)	$92,458	$15,880	$3,595	$111,933	$257,452	$45,376	$15,071	$317,899
Political	628	—	—	$628	1,432	—	—	$1,432
Net Revenue	$93,086	$15,880	$3,595	$112,561	$258,884	$45,376	$15,071	$319,331

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
	Advertising	Townsquare Interactive	Live Events	Total	Advertising	Townsquare Interactive	Live Events	Total

Net Revenue (ex Political)	$86,161	$12,608	$4,945	$103,714	$241,988	$35,089	$17,918	$294,995
Political	2,293	—	—	$2,293	4,314	—	—	$4,314
Net Revenue	$88,454	$12,608	$4,945	$106,007	$246,302	$35,089	$17,918	$299,309

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
No impairment losses have arisen from any contracts with customers during the three and nine months ended September 30, 2019 and 2018.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	At Adoption January 1, 2018
Receivables	$67,235	$62,459	$65,103	$60,492
Short-term contract liabilities (deferred revenue)	$7,508	$7,922	$7,098	$7,992

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days. The term between invoicing and when payment is due is not significant. The Company had no material bad debt expense recorded during the three and nine months ended September 30, 2019 and 2018.
We record contract liabilities when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance related to ticket sales for events scheduled to take place over the course of the current year and digital subscriptions in which payment is received in advance of the service month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. The decrease in the contract liabilities balance that was included in the deferred revenue balance at adoption January 1, 2018 is primarily driven by $0.5 million and $7.4 million of recognized revenue for the three and nine months ended September 30, 2018, respectively, offset by cash payments received or due in advance of satisfying our performance obligations. The increase in the contract liabilities balance that was included in the deferred revenue balance at December 31, 2018 is primarily driven by $0.3 million and $7.3 million of recognized revenue for the three and nine months ended September 30, 2019, respectively, offset by cash payments received or due in advance of satisfying our performance obligations. No significant changes in the timeframe of the satisfaction of contract liabilities have occurred during the three and nine months ended September 30, 2019.
In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed (previously such costs were expensed as incurred). Our capitalized contract acquisition costs include amounts related to sales commissions paid related to signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense consistent with how the related revenue is recognized over the duration of the contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. For contracts with a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs when incurred. As of January 1, 2018, we had a balance of $2.3 million in deferred costs and have recognized $0.4 million and $1.5 million of amortization for the three and nine months ended September 30, 2018. As of December 31, 2018, we had a balance of $3.0 million in deferred costs and have recognized $0.4 million and $1.4 million for the three and nine months ended September 30, 2019. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and nine months ended September 30, 2019 and 2018.
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

Note 5. Acquisitions & Divestitures

On June 4, 2019, the Company entered into an Asset Purchase Agreement to sell a radio broadcast station in Tuscaloosa, AL for $0.1 million. In connection with the transaction, which closed on July 31, 2019, we recorded an impairment charge against the long lived asset disposal group of $0.2 million, which is included in impairment of long lived and intangible assets in the Company's Consolidated Statement of Operations for the nine months ended September 30, 2019.

On May 22, 2019, the Company entered into an Asset Purchase Agreement to acquire certain assets and liabilities related to a radio broadcast station in Tuscaloosa, AL for $0.7 million. The acquisition closed on July 31, 2019 and consideration was paid with cash on hand.

During the first quarter of 2019, management concluded that the Company should exit its multi-day music festival business (the "Music Festivals") and commenced an active search for a buyer of the Music Festivals. On May 24, 2019, the Company closed on the sale of its Music Festivals to a subsidiary of Live Nation for $10.0 million. As part of the transaction, it was mutually agreed upon that the Company would operate the 2019 Music Festivals under a production services agreement for a pre-determined share of "Net Profits" as defined in the agreement. The Company has recorded a net gain on the disposal of the Music Festivals of $0.2 million and $0.6 million, which is in net income (loss) from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations for the three and nine months ended September 30, 2019, respectively.

On March 18, 2019, the Company closed on the sale of its Arizona Bridal Shows for $2.0 million. The Company realized a gain in connection with the sale of $1.4 million, which is included in net income (loss) from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations for the nine months ended September 30, 2019.

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

Note 6. Interim Financial Data
The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's 2018 Annual Report on Form 10-K. The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations for and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three and nine months ended September 30, 2019 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2019. The Consolidated Balance Sheet as of December 31, 2018 is derived from the audited financial statements at that date.
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
During the nine months ended September 30, 2019 approximately $0.3 million of a convertible note receivable previously outstanding at December 31, 2018 converted into an investment. Additionally, during the nine months ended September 30, 2019, the Company made an investment in a small business totaling $2.0 million. The investments represent minority ownership positions that are accounted for under the cost method of accounting. These transactions were recorded as investments in the Company's Consolidated Balance Sheet as of September 30, 2019.
Note 8. Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Land and improvements	$21,392	$21,062
Buildings and leasehold improvements	48,573	43,525
Broadcast equipment (1)	85,584	81,690
Computer and office equipment (1)	17,687	14,801
Furniture and fixtures	18,692	15,789
Transportation equipment	18,329	16,899
Software development costs	25,004	21,332
Total property and equipment, gross	235,261	215,098
Less accumulated depreciation and amortization	(122,035)	(102,721)
Total property and equipment, net	$113,226	$112,377

Depreciation and amortization expense for property and equipment was $6.6 million and $4.2 million for the three months ended September 30, 2019 and 2018, respectively and $19.9 million and $12.4 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation and amortization expense for property and equipment included amounts related to finance lease assets for the three and nine months ended September 30, 2019 of $0.1 million, respectively.
(1) The following property and equipment balances included capital lease assets (in thousands):

September 30, 2019
Computer and office equipment	$13
Total property and equipment, gross	13
Less accumulated depreciation and amortization	(1)
Total property and equipment, net	$12

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
In January 2019, management concluded that the Company should exit its music festival business and commenced an active search for a buyer.  As a result of these actions, the music festival business met the criteria for assets held for sale which required the Company to measure its long-lived assets at the lower of carrying value or fair value less costs to sell.  During the first quarter of 2019, management received indications of fair value.  This assessment resulted in a $10.0 million impairment charge against the assets of the disposal group which have been recorded in discontinued operations for the nine months ended September 30, 2019. With the exception of reclassifications as a result of discontinued operations, there were no changes in the carrying value of goodwill for the three months ended September 30, 2019 and for the three and nine months ended September 30, 2018.
Intangible assets consist of the following (in thousands):

	Estimated Useful Life	September 30, 2019	December 31, 2018
Intangible Assets:
FCC licenses	Indefinite	$473,890	$473,412
Customer and advertising relationships	10 years	6,540	6,540
Leasehold interests	5 to 39 years	1,085	1,085
Tower space	3 to 9 years	454	454
Sports broadcast rights	1 to 2 years	665	665
Non-compete agreements	1 to 2 years	243	243
Trademarks	15 years	2,761	3,196
Other intangibles	3 years	161	161
Total		485,799	485,756
Less: Accumulated amortization		(7,394)	(6,818)
Net amount		$478,405	$478,938

Amortization expense for definite-lived intangible assets was $0.2 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively and $0.7 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. FCC licenses include an impairment charge of $0.1 million for the nine months ended September 30, 2019.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2019 is as follows (in thousands):

2019 (remainder)	$225
2020	849
2021	840
2022	836
2023	626
Thereafter	1,139
$4,515

Note 10. Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
2023 Notes	$278,148	$278,148
Term Loans	282,332	282,332
Debt before deferred financing costs	560,480	560,480
Deferred financing costs	(4,639)	(5,155)
Total long-term debt	$555,841	$555,325

On April 1, 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the "2023 Notes") and entered into a Senior Secured Credit Facility, which includes a seven years, $275.0 million term loan facility (together with the incremental term loans described below (the "Term Loans") and a five years, $50.0 million revolving credit facility the "Revolver"). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. On September 1, 2015, the Company drew incremental Term Loans of $45.0 million under the Senior Secured Credit Facility.
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
As of September 30, 2019, the interest rate on the Term Loans was 5.04%, based on the current LIBOR rate and an applicable margin of 300 basis points. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. As of September 30, 2019, the Company had no outstanding borrowings under the Revolver.
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
On April 30, 2019, the Company entered into an amendment under its existing credit agreement for the Senior Secured Credit Facility to, among other things, extend the maturity date of the existing revolving credit facility by two years to April 1, 2022, coterminous with the Term Loans maturity date (with a springing maturity six months inside of the maturity date of the Term Loans) and to amend certain asset sale provisions. The Term Loans mature on April 1, 2022. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess free cash flow as defined in the credit agreement (subject to certain reductions).  At December 31, 2018, we were not required to make an excess free cash flow payment on the outstanding Term Loans. Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. In connection with the amendment, the Company incurred financing costs of $0.4 million which are being amortized over the term of the revolving credit facility.
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
The Company is in compliance with its covenants under the 2023 Notes and Senior Secured Credit Facility as of September 30, 2019.
As of September 30, 2019, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $277.5 million and $281.6 million, respectively.
Annual maturities of the Company's long-term debt as of September 30, 2019 are as follows (in thousands):

2019 (remainder)	$—
2020	—
2021	—
2022	282,332
2023	278,148
Thereafter	—
$560,480

Note 11. Stockholders' Equity
The table below presents a summary, as of September 30, 2019, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

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

The foregoing share totals include 334,815 shares of restricted Class A common stock, subject to vesting terms, but exclude 4,745,237 of Class A common stock and 4,550,991 of Class B common stock issuable upon exercise of stock options which have an exercise price between $5.20 and $9.63 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.
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
Stock-based Compensation
The Company’s 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of September 30, 2019, 2,177,339 shares were available for grant.
During the nine months ended September 30, 2019, the Company issued 16,778 shares of restricted Class A common stock, none of which were vested as of September 30, 2019. The fair value of the restricted grants was $5.96 share.
The following table summarizes stock option activity for the nine months ended September 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	9,688,424	$8.23	6.15	$—
Granted	6,500
Exercised	—
Forfeited	(398,696)
Outstanding at September 30, 2019	9,296,228	$8.26	4.99	$—

As of September 30, 2019, there were 334,815 shares of restricted Class A common stock outstanding with a weighted average grant date fair value per share of $6.94. The fair value of the restricted stock is equal to the closing share price on the date prior to the grant. The vesting term of the shares of restricted stock vary from 1 to 5 years.
Stock-based compensation expense was $0.5 million and $0.6 million for the three months ended September 30, 2019 and 2018, respectively and $2.1 million and $1.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $2.8 million and $1.9 million, respectively, and is expected to be recognized over a weighted average period of 2.4 and 2.8 years, respectively.

Note 12. Net Income (Loss) Per Share
The following table sets forth the computations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Numerator:
Net income (loss)	$8,812	$9,691	$13,766	$(15,265)
Net income from non-controlling interest	557	433	1,497	950
Net income (loss) attributable to controlling interest	8,255	9,258	12,269	(16,215)

Net income from continuing operations	9,146	9,513	21,180	21,572
Net income from continuing operations attributable to non-controlling interest	557	433	1,497	950
Net income from continuing operations attributable to controlling interest	$8,589	$9,080	$19,683	$20,622
Net (loss) income from discontinued operations, net of income taxes	$(334)	$178	$(7,414)	$(36,837)

Denominator:
Weighted average shares of common stock outstanding	18,602	18,478	18,532	18,478
Weighted average shares of participating securities outstanding	8,978	8,978	8,978	8,978
Total weighted average basic shares outstanding	27,580	27,456	27,510	27,456
Effect of dilutive common stock equivalents	1	234	—	176
Weighted average diluted common shares outstanding	27,581	27,690	27,510	27,632

Basic income (loss) per share (1):
Continuing operations attributable to common shares	$0.31	$0.33	$0.72	$0.75
Discontinued operations attributable to common shares	$(0.02)	$0.01	$(0.40)	$(1.99)
Continuing operations attributable to participating shares	$0.31	$0.33	$0.71	$0.75
Discontinued operations attributable to participating shares	$—	$0.01	$—	$—

Diluted income (loss) per share:
Continuing operations	$0.31	$0.33	$0.72	$0.75
Discontinued operations	$(0.01)	$0.01	$(0.27)	$(1.34)

Note 13. Income Taxes
The Company's effective tax rate for the three months ended September 30, 2019 and 2018 was approximately 26.5% and 27.4%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the three months ended September 30, 2019 primarily relates to certain non-deductible items under the Tax Cuts and Jobs Act (the "Tax Act") provisions and state and local income taxes.

The Company's effective tax rate for the nine months ended September 30, 2019 and 2018 was approximately 27.1% and 27.3%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the nine months ended September 30, 2019 primarily relates to certain non-deductible items under the Tax Cuts and Jobs Act (the "Tax Act") provisions and state and local income taxes.
Note 14. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued compensation and benefits	$7,419	$14,863
Accrued professional fees	1,431	1,449
Accrued commissions	2,122	1,980
Accrued taxes	1,915	2,686
Accrued music and FCC licensing	1,781	2,315
Accrued publisher fees	2,969	2,213
Accrued national representation fees	1,111	1,276
Due to sellers, business combinations	—	26
Deferred rent	—	2,139
Dividends payable	2,240	2,162
Accrued other	1,896	1,640
	$22,884	$32,749

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

The below table summarizes the impact on the Company's Consolidated Balance Sheet at the adoption date of January 1, 2019 and as of September 30, 2019, respectively (dollars in thousands):

	Classification	At Adoption January 1, 2019(1)(2)	September 30, 2019
Operating lease assets	Operating lease right-of-use assets	$46,501	$45,736
Finance lease assets	Property and equipment, net	—	12
Total lease right-of-use-assets		$46,501	$45,748

Deferred rent	Accrued expenses and other current liabilities	$(2,111)	$—
Operating lease liabilities	Short-term lease liabilities	—	7,410
Capital lease liabilities	Short-term lease liabilities	5	7
Total current liabilities		(2,106)	7,417
Operating lease liabilities	Long-term lease liabilities	49,418	41,273
Capital lease liabilities	Long-term lease liabilities	5	5
Total liabilities		47,317	48,695
Retained deficit		(816)	—
Total liabilities and stockholders' equity		$46,501	$48,695

Weighted Average Remaining Lease Term
Finance Leases		—	15.73 years
Operating leases		6.36 years	7.38 years
Weighted Average Discount Rate
Finance Leases		—	7.51%
Operating leases		7.04%	7.28%

(1) Excludes $2.6 million operating lease right-of-use-assets and operating lease liabilities related to discontinued operations
(2) In connection with Note 2, entitled Correction of Prior Period Financial Statements, includes incremental $3.7 million within operating lease assets and operating lease liabilities
Maturities of lease liabilities for operating leases are as follows as of September 30, 2019 (in thousands):

2019 (remainder)	$8,967
2020	8,539
2021	7,488
2022	6,576
2023	5,282
Thereafter	19,004
Total operating lease payments	55,856
Less: imputed interest	(13,631)
Add: deferred gain sale leaseback transaction	6,458
Total	$48,683

Maturities of lease liabilities for financing leases are as follows as of September 30, 2019 (in thousands):

2019 (remainder)	$3
2020	7
2021	1
2022	1
2023	1
Thereafter	—
Total finance lease payments	13
Less: imputed interest	(1)
Total	$12

The components of lease expense recorded to operating and corporate expense are as follows (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$2,713	$8,651
Short-term lease cost	12	42
Variable lease cost	—	8
Total lease cost	$2,725	$8,701

Supplemental cash flow information related to leases are as follows (dollars in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,742	$8,825
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$887	$4,509

As of September 30, 2019, we have additional operating leases, primarily for office space that have not yet commenced totaling $2.1 million. These operating leases will commence in 2019 with lease terms of 20 years.
Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. ("Nielsen"), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of September 30, 2019 is approximately $11.6 million and is expected to be paid in accordance with the agreements through September 2021. In addition, the Company has aggregate commitments of $0.4 million for other broadcasting services through December 2019 and aggregate commitments of $9.0 million for a business management platform through 2023.
Note 16. Segment Reporting

Operating segments are organized internally by type of products and services provided.  On January 2, 2019, the Company announced that its Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of this organization change, Mr. Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company has identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events.  The Company has concluded that each of these operating segments shall be presented separately. Prior year segment reporting has been restated to conform with the current year presentation.

The following table presents the Company's reportable segment results for the three months ended September 30, 2019 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$93,086	$15,880	$3,595	$—	$112,561
Direct operating expenses	62,421	10,882	3,309	—	76,612
Depreciation and amortization	3,471	129	133	3,108	6,841
Corporate expenses	—	—	—	7,173	7,173
Stock-based compensation	36	24	2	470	532
Transaction costs	—	—	—	193	193
Net loss on sale and retirement of assets	—	—	—	143	143
Operating income (loss)	$27,158	$4,845	$151	$(11,087)	$21,067
Capital expenditures	$4,291	$83	$—	$1,243	$5,617

The following table presents the Company's reportable segment results for the three months ended September 30, 2018 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$88,454	$12,608	$4,945	$—	$106,007
Direct operating expenses	58,702	8,954	4,514	—	72,170
Depreciation and amortization	2,899	107	243	1,395	4,644
Corporate expenses	—	—	—	6,863	6,863
Stock-based compensation	53	10	4	530	597
Transaction costs	—	—	—	166	166
Business realignment costs	—	—	(207)	—	(207)
Net gain on sale and retirement of assets	—	—	—	(3)	(3)
Operating income (loss)	$26,800	$3,537	$391	$(8,951)	$21,777
Capital expenditures	$2,120	$183	$1	$1,615	$3,919

The following table presents the Company's reportable segment results for the nine months ended September 30, 2019 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$258,884	$45,376	$15,071	$—	$319,331
Direct operating expenses	177,929	30,983	11,919	—	220,831
Depreciation and amortization	9,728	375	411	10,049	20,563
Corporate expenses	—	—	—	20,130	20,130
Stock-based compensation	168	82	28	1,790	2,068
Transaction costs	—	—	—	469	469
Business realignment costs	—	—	—	4	4
Impairment of long lived and intangible assets	231	—	—	—	231
Net gain on sale and retirement of assets	—	—	—	141	141
Operating income (loss)	$70,828	$13,936	$2,713	$(32,583)	$54,894
Capital expenditures	$9,573	$282	$1	$4,689	$14,545

The following table presents the Company's reportable segment results for the nine months ended September 30, 2018 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$246,302	$35,089	$17,918	$—	$299,309
Direct operating expenses	169,935	24,767	14,546	—	209,248
Depreciation and amortization	8,272	331	514	4,319	13,436
Corporate expenses	—	—	—	19,802	19,802
Stock-based compensation	120	25	13	875	1,033
Transaction costs	—	—	—	1,003	1,003
Business realignment costs	—	—	(207)	—	(207)
Net gain on sale and retirement of assets	—	—	—	(401)	(401)
Operating income (loss)	$67,975	$9,966	$3,052	$(25,598)	$55,395
Capital expenditures	$7,559	$269	$7	$4,840	$12,675

Note 17. Discontinued Operations

During the first quarter of 2019, management concluded that the Company should exit the Music Festivals and commenced an active search for a buyer of the Music Festivals. On May 24, 2019, the Company closed on the sale of its Music Festivals to a subsidiary of Live Nation for $10.0 million. As part of the transaction, it was mutually agreed upon that the Company would operate the 2019 Music Festivals under a production services agreements for a pre-determined share of "Net Profits" as defined in the agreement. The Company has recorded a net gain on the disposal of the Music Festivals of $0.2 million and $0.6 million, which is in net income (loss) from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations for the three and nine months ended September 30, 2019, respectively.

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

The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable	$—	$9
Prepaid expenses and other current assets	12	435
Property and equipment, net	—	1,874
Intangible assets, net	—	3,843
Goodwill	—	13,602
Current assets of discontinued operations	12	19,763
Accounts payable	—	89
Deferred revenue	—	6,688
Accrued expenses and other current liabilities	868	361
Current liabilities of discontinued operations	868	7,138
Net (liabilities) assets	$(856)	$12,625

The following table shows the components of operations that are related to discontinued operations in the Company's Consolidated Statement of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30, 2019
	2019	2018	2019	2018
Net revenue	$6,849	$8,067	$20,369	$38,234

Discontinued operating costs and expenses:
Direct operating expenses	7,282	6,691	22,068	46,969
Depreciation and amortization	—	209	208	2,822
Stock-based compensation	(110)	—	(97)	10
Transaction costs	228	—	238	—
Impairment of long lived and intangible assets	—	—	10,016	37,973
Net (gain) loss on sale and retirement of assets	(99)	—	(2,045)	422
Discontinued operating income (loss)	(452)	1,167	(10,019)	(49,962)
Other expenses:
Interest expense, net	—	—	—	1
Other income, net	—	—	—	(24)
Income (loss) from discontinued operations before income taxes	(452)	1,167	(10,019)	(49,985)
Provision (benefit) for income taxes	(118)	989	(2,605)	(13,148)
Net income (loss) from discontinued operations, net of income taxes	$(334)	$178	$(7,414)	$(36,837)

Note 18. Subsequent Events
Dividend
On November 4, 2019 the Board of Directors approved a dividend of $0.075 per share. The dividend will be paid to holders of record as of December 27, 2019. The estimated $2.1 million dividend will be paid on February 14, 2020.

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
Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States or Canada, or in the specific markets in which we currently do business, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our ability to develop and maintain digital technologies and hire and retain technical and sales talent, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2018 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Discontinued Operations
During the first quarter of 2019, management concluded that the Company should exit its music festival business and it would therefore be discontinued. The Company commenced a search for a buyer of the music festivals. The assets, liabilities and results of operations of this business have been reclassified as discontinued operations and assets held for sale. Refer to Note 17 in the accompanying Consolidated Financial Statements for additional information.

On May 24, 2019, the Company closed on the sale of four multi-day music festivals (the "Music Festivals") for $10.0 million. Additionally, the Company and the buyer of the Music Festivals entered into a production services agreement stating that the Company will operate the 2019 festivals on the purchaser's behalf. The Company acted as an independent contractor while performing the services and earned a fixed percentage of profits from the festivals.
On May 24, 2018, the  Company,  through  a  subsidiary  of  Townsquare  Live  Events,  LLC,  sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly owned subsidiary North American Midway Entertainment ("NAME") to North American Fairs, LLC for $23.5 million. In addition, on June 29, 2018, the Company entered into an Agreement of Purchase and Sale to transfer its 70% controlling interest in Mountain Jam, LLC ("Mountain Jam") to Chet-5 Festivals ("Chet-5"), LLC and to acquire the 30% minority interest in Taste of Country Productions LLC from Chet-5. Refer to Note 17 in the accompanying Consolidated Financial Statements for additional information.

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
Townsquare Interactive
Through our Townsquare Interactive segment, we offer digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our digital marketing solutions include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation management, social media management, and website retargeting.
Live Events
Our primary source of Live Events net revenue is ticket sales. Our Live Events segment also generates substantial net revenue through the sale of sponsorships, food and other concessions, merchandise, and other ancillary products and services. Live event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our net revenue. In certain cases, we mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather.
We strive to maximize our net revenue by managing our advertising inventory and adjusting prices based on supply and demand, and by broadening our base of advertisers and subscribers. Our selling and pricing activity is based on demand for our advertising inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory levels. The optimal number of advertisements available for sale depends on the platform and in the case of our radio stations, their online streams and mobile applications, the programming format of a particular radio station. Each of our advertising products has a general target level of available inventory. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our platforms, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group.
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

Macroeconomic Indicators
Our advertising revenue for our businesses may be highly correlated to changes in gross domestic product (“GDP”), as advertising spending has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of October 30, 2019, U.S. GDP grew at an annual rate of 1.9% in the third quarter of 2019.
Emerging Growth Company
The Company is an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012 ("JOBS Act"), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act to hold a non-binding advisory vote of stockholders on executive compensation and any golden parachute payments not previously approved. Based on the applicable regulations, we will no longer qualify as an emerging growth company as of December 31, 2019. We are also a “smaller reporting company,” which allows us to take advantage of many of the same exemptions from disclosure requirements, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue as a smaller reporting company for as long as our public float (consisting of common stock held by non-affiliates) is less than $250 million as of the last business day of our second fiscal quarter and for a transition period thereafter.
Executive Summary
The key developments in our business for the three months ended September 30, 2019, as compared to the same period in 2018 are summarized below:

•	Net revenue for the three months ended September 30, 2019 increased $6.6 million, or 6.2%.

◦	Excluding political revenue, net revenue increased $8.2 million, or 7.9%.

◦	Advertising net revenue increased $4.6 million, or 5.2%.

◦	Townsquare Interactive net revenue increased $3.3 million, or 26.0%.

◦	Live Events net revenue declined $1.4 million, or 27.3%.
The key developments in our business for the nine months ended September 30, 2019, as compared to the same period in 2018 are summarized below:

•	Net revenue for the nine months ended September 30, 2019 increased $20.0 million, or 6.7%.

◦	Excluding political revenue, net revenue increased $22.9 million, or 7.8%.

◦	Advertising net revenue increased $12.6 million, or 5.1%.

◦	Townsquare Interactive net revenue increased $10.3 million, or 29.3%.

◦	Live Events net revenue decreased $2.8 million, or 15.9%.

•	Pro forma net revenue for the nine months ended September 30, 2019 increased $16.4 million, or 5.4%.

◦	Excluding political revenue, pro forma net revenue increased $19.3 million, or 6.5%.

◦	Pro forma Advertising net revenue increased $9.1 million, or 3.6%.

◦	Pro forma Townsquare Interactive net revenue increased $10.3 million, or 29.3%.

◦	Pro forma Live Events net revenue decreased $3.0 million, or 16.5%.

Consolidated Results of Operations
Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018
The following table summarizes our historical consolidated results of operations (in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Advertising net revenue	$93,086	$88,454	$4,632	5.2%
Townsquare Interactive net revenue	15,880	12,608	3,272	26.0%
Live Events net revenue	3,595	4,945	(1,350)	(27.3)%
Net revenue	112,561	106,007	6,554	6.2%
Direct operating expenses:
Advertising direct operating expenses	62,421	58,702	3,719	6.3%
Townsquare Interactive direct operating expenses	10,882	8,954	1,928	21.5%
Live Events direct operating expenses	3,309	4,514	(1,205)	(26.7)%
Direct operating expenses	76,612	72,170	4,442	6.2%
Depreciation and amortization	6,841	4,644	2,197	47.3%
Corporate expenses	7,173	6,863	310	4.5%
Stock-based compensation	532	597	(65)	(10.9)%
Transaction costs	193	166	27	16.3%
Business realignment costs	—	(207)	207	—%
Net loss (gain) on sale and retirement of assets	143	(3)	146	NM
Total operating costs and expenses	91,494	84,230	7,264	8.6%
Operating income	21,067	21,777	(710)	(3.3)%
Other expense:
Interest expense, net	8,524	8,640	(116)	(1.3)%
Other expense, net	107	41	66	161.0%
Income from continuing operations before income taxes	12,436	13,096	(660)	(5.0)%
Provision for income taxes	3,290	3,583	(293)	(8.2)%
Net income from continuing operations	9,146	9,513	(367)	(3.9)%
Net (loss) income from discontinued operations, net of income taxes	(334)	178	(512)	(287.6)%
Net income	$8,812	$9,691	$(879)	(9.1)%
Net Revenue
Net revenue for the three months ended September 30, 2019 increased $6.6 million, or 6.2%, as compared to the same period in 2018.
Advertising net revenue for the three months ended September 30, 2019 increased $4.6 million, or 5.2%, as compared to the same period in 2018. The increase was primarily driven by revenue gains in our digital programmatic business as a result of a larger customer base.
Townsquare Interactive net revenue for the three months ended September 30, 2019 increased $3.3 million, or 26.0%, as compared to the same period in 2018. The increase was due to a larger subscriber base.
Live Events net revenue for the three months ended September 30, 2019 decreased $1.4 million, or 27.3%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.
Direct Operating Expenses
Direct operating expenses for the three months ended September 30, 2019 increased by $4.4 million, or 6.2%, as compared to the same period in 2018.

Advertising operating expenses for the three months ended September 30, 2019 increased $3.7 million, or 6.3%, as compared to the same period in 2018. The increase was primarily driven by increases in headcount related expenses to support the growth of our digital programmatic business.
Townsquare Interactive operating expenses for the three months ended September 30, 2019 increased $1.9 million, or 21.5%, as compared to the same period in 2018. The increase was primarily driven by increases in headcount related expenses to support the revenue growth.
Live Events operating expenses for the three months ended September 30, 2019 decreased $1.2 million, or 26.7%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2019 increased $2.2 million, or 47.3%, as compared to the same period in 2018, primarily related to amortization of capitalized software development costs.
Corporate Expenses
Corporate expenses for the three months ended September 30, 2019 increased $0.3 million, or 4.5%, as compared to the same period in 2018.
Stock-based Compensation
Stock-based compensation expense for the three months ended September 30, 2019 decreased $0.1 million, or 10.9%, as compared to the same period in 2018.
Transaction Costs
Transaction costs for the three months ended September 30, 2019 remained relatively consistent as compared to the same period in 2018.
Business Realignment Costs
Business realignment costs for the three months ended September 30, 2019 increased $0.2 million as compared to the same period in 2018.
Net Loss (Gain) on Sale and Retirement of Assets
Net loss (gain) on sale and retirement of assets for the three months ended September 30, 2019 declined $0.1 million as compared to the same period in 2018.
Other Expense
Interest expense, net is the major recurring component of other expense. Interest expense, net decreased $0.1 million, or 1.3%, as compared to the same period in 2018.
The following table illustrates the components of our interest expense, net for the periods indicated (in thousands).

	Three Months Ended September 30,
	2019	2018

2023 Notes	$4,520	$4,551
Term Loans	3,879	3,764
Capital loans and other	23	2
Loan origination costs	397	378
Interest income	(295)	(55)
Interest expense, net	$8,524	$8,640

Provision for income taxes
We recognized a provision for income taxes of $3.3 million for the three months ended September 30, 2019. Our effective tax rate for the period was approximately 26.5%. Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the three months ended September 30, 2019 primarily relates to certain non-deductible items under the Tax Act provisions and state and local income taxes.
Consolidated Results of Operations
Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018
The following table summarizes our historical consolidated results of operations (in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Advertising net revenue	$258,884	$246,302	$12,582	5.1%
Townsquare Interactive net revenue	45,376	35,089	10,287	29.3%
Live Events net revenue	15,071	17,918	(2,847)	(15.9)%
Net revenue	319,331	299,309	20,022	6.7%
Direct operating expenses:
Advertising direct operating expenses	177,929	169,935	7,994	4.7%
Townsquare Interactive direct operating expenses	30,983	24,767	6,216	25.1%
Live Events direct operating expenses	11,919	14,546	(2,627)	(18.1)%
Direct operating expenses	220,831	209,248	11,583	5.5%
Depreciation and amortization	20,563	13,436	7,127	53.0%
Corporate expenses	20,130	19,802	328	1.7%
Stock-based compensation	2,068	1,033	1,035	100.2%
Transaction costs	469	1,003	(534)	(53.2)%
Business realignment costs	4	(207)	211	NM
Impairment of long lived and intangible assets	231	—	231	NM
Net loss (gain) on sale and retirement of assets	141	(401)	542	NM
Total operating costs and expenses	264,437	243,914	20,523	8.4%
Operating income	54,894	55,395	(501)	(0.9)%
Other expense:
Interest expense, net	25,645	25,600	45	0.2%
Other expense, net	177	121	56	46.3%
Income from continuing operations before income taxes	29,072	29,674	(602)	(2.0)%
Provision for income taxes	7,892	8,102	(210)	(2.6)%
Net income from continuing operations	21,180	21,572	(392)	(1.8)%
Net loss from discontinued operations, net of income taxes	(7,414)	(36,837)	29,423	79.9%
Net income (loss)	$13,766	$(15,265)	$29,031	190.2%
Net Revenue
Net revenue for the nine months ended September 30, 2019 increased $20.0 million, or 6.7%, as compared to the same period in 2018.

Advertising net revenue for the nine months ended September 30, 2019 increased $12.6 million, or 5.1%, as compared to the same period in 2018. The increase was primarily driven by revenue gains in our digital programmatic business as a result of a larger customer base.
Townsquare Interactive net revenue for the nine months ended September 30, 2019 increased $10.3 million, or 29.3%, as compared to the same period in 2018. The increase was due to a larger subscriber base.
Live Events net revenue for the nine months ended September 30, 2019 decreased $2.8 million, or 15.9%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.
Direct Operating Expenses
Direct operating expenses for the nine months ended September 30, 2019 increased by $11.6 million, or 5.5%, as compared to the same period in 2018.
Advertising operating expenses for the nine months ended September 30, 2019 increased $8.0 million, or 4.7%, as compared to the same period in 2018. The increase was primarily driven by increases in headcount related expenses to support the growth of our digital programmatic business.
Townsquare Interactive operating expenses for the nine months ended September 30, 2019 increased $6.2 million, or 25.1%, as compared to the same period in 2018. The increase was primarily driven by increases in headcount related expenses to support the revenue growth.
Live Events operating expenses for the nine months ended September 30, 2019 decreased $2.6 million, or 18.1%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2019 increased $7.1 million, or 53.0%, as compared to the same period in 2018, primarily related to amortization of capitalized software development costs.
Corporate Expenses
Corporate expense for the nine months ended September 30, 2019 increased $0.3 million, or 1.7%, as compared to the same period in 2018.
Stock-based Compensation
Stock-based compensation expense for the nine months ended September 30, 2019 increased $1.0 million, or 100.2%, as compared to the same period in 2018, primarily due to new options and restricted stock grants in 2018.
Transaction Costs
Transaction costs for the nine months ended September 30, 2019 decreased $0.5 million, or 53.2%, as compared to the same period in 2018.
Business Realignment Costs
Business realignment costs for the nine months ended September 30, 2019 increased $0.2 million as compared to the same period in 2018.
Impairment of Long Lived and Intangible Assets
Impairment of long lived and intangible assets for the nine months ended September 30, 2019 increased $0.2 million as compared to the same period in 2018.
Net Loss (Gain) on Sale and Retirement of Assets
Net loss (gain) on sale and retirement of assets for the nine months ended September 30, 2019 increased $0.5 million as compared to the same period in 2018.
Other Expense
Interest expense, net is the major recurring component of other expense. Interest expense, net, was relatively constant in the nine months ended September 30, 2019, as compared to the same period in 2018.

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands).

	Nine Months Ended September 30,
	2019	2018

2023 Notes	$13,560	$13,653
Term Loans	11,851	10,770
Capital loans and other	28	7
Loan origination costs	1,043	1,237
Interest income	(837)	(67)
Interest expense, net	$25,645	$25,600
Provision for income taxes
We recognized a provision for income taxes of $7.9 million for the nine months ended September 30, 2019. Our effective tax rate for the period was approximately 27.1%. Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the nine months ended September 30, 2019 primarily relates to certain non-deductible items under the Tax Act provisions and state and local income taxes.
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

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Townsquare	Princeton Acquisition	Townsquare Pro Forma for the Princeton Acquisition	Townsquare	Princeton Acquisition	Townsquare Pro Forma for the Princeton Acquisition	$ Change	% Change
Advertising net revenue	$258,884	$—	$258,884	$246,302	$3,476	$249,778	$9,106	3.6%
Townsquare Interactive net revenue	45,376	—	45,376	35,089	—	35,089	10,287	29.3%
Live Events net revenue	15,071	—	15,071	17,918	133	18,051	(2,980)	(16.5)%
Net Revenue	$319,331	$—	$319,331	$299,309	$3,609	$302,918	$16,413	5.4%
On a pro forma basis, net revenue for the nine months ended September 30, 2019 increased by $16.4 million, or 5.4%, as compared to the same period in 2018.
On a pro forma basis, Advertising net revenue for the nine months ended September 30, 2019 increased $9.1 million, or 3.6%, as compared to the same period in 2018. The increase was primarily driven by revenue gains in our digital programmatic business as a result of a larger customer base.
On a pro forma basis, Townsquare Interactive net revenue for the nine months ended September 30, 2019 increased $10.3 million, or 29.3%, as compared to the same period in 2018. The increase was primarily due to a larger subscriber base.
On a pro forma basis, Live Events net revenue for the nine months ended September 30, 2019 decreased $3.0 million, or 16.5%, as compared to the same period in 2018. The decrease was primarily driven by the elimination of certain events.

Liquidity and Capital Resources
The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash provided by operating activities	$25,403	$11,203
Cash used in investing activities	(3,850)	(9,297)
Cash used in financing activities	(7,877)	(14,178)
Net effect of foreign currency exchange rate changes	—	(124)
Net increase (decrease) in cash and cash equivalents and restricted cash	$13,676	$(12,396)
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service, dividend and other funding requirements for at least one year from the date of this report. As of September 30, 2019, we had $555.8 million of outstanding indebtedness, net of deferred financing costs of $4.6 million. Based on interest rates in effect as of September 30, 2019, we expect our debt service requirements to be approximately $34.3 million over the next twelve months. In addition, as of September 30, 2019 we had $74.2 million of cash and cash equivalents, $67.2 million of receivables from customers, which historically have had an average collection cycle of approximately 54 days, and $50.0 million of available borrowing capacity under our revolving credit facility. We had restricted cash of $0.9 million at September 30, 2019 and December 31, 2018, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $25.4 million for the nine months ended September 30, 2019 compared to $11.2 million for the same period in 2018. The increase was primarily due to a decrease in cash used in operating activities - discontinued operations due to the timing of the sale of NAME.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.9 million for the nine months ended September 30, 2019 compared to $9.3 million for the same period in 2018. The decrease was primarily due to a reduction in payments for acquisitions, offset by proceeds received from the sale of Music Festivals and NAME, which are presented in net cash provided by investing activities - discontinued operations.
Cash Flows from Financing Activities
Net cash used in financing activities was $7.9 million for the nine months ended September 30, 2019, as compared to $14.2 million for the same period in 2018. The decrease was primarily due to the required excess free cash flow payment on our outstanding Term Loan. In the first nine months of 2018, our required payment was $9.5 million. In the first nine months of 2019, we did not have a required payment.

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
As of September 30, 2019, the interest rate on the Term Loans was 5.04%, based on the current LIBOR rate and an applicable margin of 300 basis points. The Revolver has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points.
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
As of September 30, 2019, the Company had $282.3 million of Term Loan borrowings, and no outstanding borrowings under the Revolver. As of September 30, 2019, the Company is in compliance with all terms and covenants of its borrowing arrangements, and has $50 million of revolving credit availability under the Senior Secured Credit Facility.
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
Change in Accounting Policy
Segment Reporting
Operating segments are organized internally by type of products and services provided.  On January 2, 2019, we announced that our Co-CEO Bill Wilson would become our sole CEO.  As a result of this organization change, Mr. Wilson also became our Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, we have identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of our live events, including concerts, expositions and other experiential events.  We have concluded that each of these operating segments shall be presented separately. Prior year segment reporting has been restated to conform with the current year presentation.
Leases
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 840. The standard is effective for fiscal years beginning after December 15, 2018, and allows a number of practical expedients that the Company has elected to apply. The guidance ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC 842 provides entities with an optional transition method for adopting the new lease standard by allowing entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings and not to restate comparative periods presented. We adopted the standard using the optional transition method as of January 1, 2019, using the package of practical expedients as well as several other permitted practical expedients that allow for a more simplified transition. Accordingly, we accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, we recognized at adoption (a) a lease liability of approximately $49.4 million, which represents the present value of the remaining lease payments, discounted at a weighted average discount rate of 7.04%, and (b) a ROU asset of approximately $46.5 million which represents the lease liability of $49.4 million adjusted for accrued rent of approximately $2.9 million. We recorded an adjustment of $0.8 million at the adoption date of January 1, 2019 to stockholders' equity to properly account for the Company's operating lease ROU assets and operating lease liabilities. The most significant impact of this standard was the recognition of ROU assets and lease obligations for operating leases.
Recent Accounting Standards
For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2 of the Notes to Unaudited Consolidated Financial Statements included under Item 1.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the quarter ended September 30, 2019. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to the material weaknesses in internal control over financial reporting noted below that are disclosed in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
Material Weakness
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, we identified a material weakness in our internal control over financial reporting related to a deficiency in the design of the Company's controls over the calculation of earnings per share. Specifically, the Company did not properly disclose the basic earnings per share for the outstanding warrants utilizing the two-class method. During the quarter ended September 30, 2019, additional material weaknesses were identified as a result of deficiencies in (i) the internal communication regarding timing of when internally developed software is placed into service, which impacted the timing to begin depreciation of such software, and (ii) the assessment of renewal options of operating leases at lease inception. See Note 2. Correction of Prior Period Financial Statements to our Unaudited Consolidated Financial Statements.

Remediation Plans
To remediate the above material weaknesses, management has:
•Earnings per share: Enhanced the level of detail employed in the calculation of earnings per share under the two-class method and implemented enhanced review and documentation procedures.
•Internally developed software: Redesigned controls to enhance procedures to determine when completed internally developed software is placed into service and to ensure the timely communication thereof.
•Lease renewal options: Established a formal process to assess renewal options of lease agreements to determine reasonable certainty of extension and to quantify the impact of such extension on the Company’s right of use assets and liabilities.

We believe these measures will remediate the control deficiencies, but management is assessing the need for any additional steps to remediate the underlying causes that give rise to these material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. Accordingly, the material weaknesses in our internal control over financial reporting had not been fully remediated as of September 30, 2019.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our results of operations and cash flows for the three and nine months ended September 30, 2019 and our financial condition as of such date, in accordance with U.S. GAAP.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for changes in connection with the implementation of the remediation plans described above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and nine months ended September 30, 2019. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
An investment in Townsquare involves a variety of risks and uncertainties that could cause our actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere in future Securities and Exchange Commission reports or statements made by our management from time to time. These factors may have a material adverse effect on our business, financial condition, operating results and cash flows, and should be carefully considered. For information regarding factors that could impact our business, results of operations, financial condition and liquidity, see Part I, Item 1A, "Risk Factors" in our 2018 Annual Report on Form 10-K. We may update these factors in our future periodic reports and the following risk factor updates the risk factors disclosed in our 2018 Annual Report on Form 10-K. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.
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
As an emerging growth company, our auditor previously was not required to make a formal assessment of the effectiveness of our internal control over financial reporting in our 2018 Annual Report on Form 10-K. However, due to our loss of such status no later than December 31, 2019, our auditor will be required to provide such assessment for the year ended December 31, 2019 and present its attestation report in our Annual Report on Form 10-K for the year then ended.
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
Our management has determined that we have three material weaknesses in our internal control over financial reporting, as further described in Part I, Item 4 of this Quarterly Report, and in Part I, Item 4 of our Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019. One material weakness is related to a deficiency in the design of the Company’s calculations of earnings per share, the second material weakness is related to a deficiency in the communication regarding timing of placing internally developed software into service to begin depreciation and the third material weakness relates to the assessment of renewal options of operating leases at lease inception. We are currently implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses.
We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future, or that we can remediate our existing, or any future, material weaknesses or significant deficiencies on a timely basis.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit	Description
31.1*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

32.2**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer
Date: November 8, 2019