Form 10-K
period 2019-12-31
Townsquare Media, Inc.
filed 2020-06-09
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $73,159,704 based upon the closing price on the New York Stock Exchange on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter. For this computation, the registrant has excluded the market value of all shares of its common stock held by directors and officers of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of May 29, 2020, the registrant had 18,978,195 outstanding shares of common stock consisting of: (i) 14,330,220 shares of Class A common stock, par value $0.01 per share; (ii) 3,011,634 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders (the “2020 Proxy Statement”), to be filed with the Securities and Exchange Commission are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

TOWNSQUARE MEDIA, INC.

i

EXPLANATORY NOTE

Restatement

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 9, 2020, this Annual Report on Form 10-K for the year ended December 31, 2019 includes the following restated information:

(a) Consolidated Balance Sheets as of December 31, 2018 and 2017 and the related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017, respectively;

(b) amends our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) as it relates to the years ended December 31, 2018 and 2017;

(c) restates our Unaudited Quarterly Financial Data for the first three quarters of the year ended December 31, 2019; and

(d) restates our Unaudited Quarterly Financial Data for each quarter of the year ended December 31, 2018.

Background on the Restatement

Impairment of FCC Licenses

In connection with the performance of our 2019 annual testing for impairment to our FCC licenses, management determined that the projected cash flows utilized under the income valuation method to perform our annual testing for impairment to our FCC licenses included cash flows which have been determined to be indirectly related to the cash flows generated from the use of our FCC licenses. As a result, our non-cash impairment charge for the years ended December 31, 2018 and 2017 were understated by approximately $28.3 million and $3.8 million, respectively and therefore the provision for income taxes, net income, earnings per share and retained earnings were all overstated in our previously reported Consolidated Financial Statements for the years ended December 31, 2018 and 2017. The impact on our Consolidated Balance Sheets was primarily an overstatement of intangible assets, net and an overstatement to retained earnings as of December 31, 2018 and 2017. Additionally, a non-cash impairment charge has been reflected in our restated Consolidated Statements of Stockholders’ Equity as of January 1, 2017 for the impact of this adjustment on prior period results.

Additionally, the tax basis in certain FCC licenses recognized during the year ended December 31, 2014 were retrospectively adjusted in connection with the completion of our 2019 annual testing for impairment. The impact of the adjustment represents a decrease to retained earnings in the amount of $3.5 million. This adjustment has been reflected in our restated Consolidated Statements of Stockholders Equity as of January 1, 2017.

Increase to Valuation Allowance on Federal Net Operating and Capital Loss Carryforwards

In connection with the non-cash impairment charges discussed above, the Company further assessed the need for a valuation allowance to reduce deferred tax assets related to its federal net operating loss carryforwards, including an evaluation of the available pertinent positive and negative evidence, such as our history of earnings, the scheduled reversal of deferred tax assets and liabilities and projected earnings. Based on such evaluation, the Company determined that it was more likely than not that a portion of the deferred tax assets related to its federal net operating and capital loss carryforwards may not be realized and that evidence supporting such determination became evident as of December 31, 2018. As such, an adjustment of $42.9 million, $28.4 million of which is reflected as an adjustment to the provision for income taxes in our restated Consolidated Financial Statements for the year ended December 31, 2018, related to the establishment of a valuation allowance to reduce the deferred tax assets to the amount that the Company expects will be realized. As a result, net income, earnings per share and retained earnings were all overstated, while the provision for income taxes was understated in our previously reported Consolidated Financial Statements for the year ended December 31, 2018. The impact on our

Consolidated Balance Sheets was primarily an overstatement of deferred tax assets and an overstatement to retained earnings as of December 31, 2018.

Treatment of Loss on Sale of North American Midway Entertainment ("NAME")

On May 24, 2018, the Company, through a subsidiary of Townsquare Live Events, LLC, sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly-owned subsidiary North American Midway Entertainment ("NAME") to North American Fairs, LLC for $23.5 million. We recognized a loss on the sale of NAME of approximately $1.8 million within net loss from discontinued operations. The loss on the sale of NAME was recognized as an ordinary loss for tax purposes during the second quarter of the year ended December 31, 2018. However, due to the uncertainty of the characterization of the loss, the Company has recorded the sale of NAME as a capital loss and have also identified additional basis that increased this loss. As a result, net loss from discontinued operations, net loss and loss per share from discontinued operations for the year ended and for the second quarter of the year ended December 31, 2018 was understated in our previously reported Consolidated Financial Statements by approximately $10.7 million, representing a loss of $14.5 million, net of deferred tax assets realized, as the Company is unable to generate capital gains in order to offset this capital loss. The impact on our Consolidated Balance Sheets was primarily an overstatement of deferred tax assets and an overstatement to retained earnings as of December 31, 2018.

Write-off of Deferred Tax Assets Related to Stock-based Compensation

In connection with the preparation of our Consolidated Financial Statements, we identified errors related to the maintenance of deferred tax assets related to stock-based compensation for stock-based awards. These errors related to deferred tax assets generated in excess of covered employee Section 162(m) limits following award modifications in August of 2018 and deferred taxes remaining which related to awards which had previously been forfeited. As a result, an adjustment of $5.9 million is reflected in the Consolidated Financial Statements for the year ended and the third quarter of the year ended December 31, 2018 to write-off deferred tax assets associated with stock-based awards exceeding Section 162(m) limitations. As a result, net income, earnings per share and retained earnings were all overstated, while the provision for income taxes was understated in our previously reported Consolidated Financial Statements for the year ended and the third quarter of the year ended December 31, 2018. The impact on our Consolidated Balance Sheets was primarily an overstatement of deferred tax assets and an overstatement to retained earnings as of December 31, 2018. A cumulative decrease to retained earnings in the amount of $2.3 million has been reflected in our restated Consolidated Statements of Stockholders’ Equity as of January 1, 2017 to write-off deferred tax assets associated with forfeited stock-based awards on prior period results.

Calculation of Income (Loss) Per Common Share
In connection with the preparation of our Consolidated Financial Statements for the three and six months ended June 30, 2019, we identified an error in the presentation and calculation of our income (loss) per share. We determined that our Warrants were a participating security, as defined, in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Although these Warrants are subject to restrictions on exercise, they participate in the undistributed earnings of the Company. The correction required that our basic income (loss) per common share be presented under the two-class method. In accordance with Staff Accounting Bulletin (“SAB”) No. 99 Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error as part of our interim financial reporting process for the three and six months ended June 30, 2019, and determined that the impact was not material to our results of operations or financial position for any prior annual or interim period. Included in our quarterly reporting on Form 10-Q for the three and six months ended June 30, 2019, the impacts to the income (loss) per share amounts previously reported for each of the years ended December 31, 2018, 2017 and 2016 were presented.
Additionally, in connection with the preparation of our restated Consolidated Financial Statements included herein, we identified an error in the calculation of basic loss per common share under the two-class method for the three months ended June 30, 2018, whereby the loss from discontinued operations for the period was not allocated to participating shares. As a result, basic loss per share from discontinued operations attributable to participating shares was understated by $0.25 per share, while basic loss per share from discontinued operations attributable to common shares was overstated by $0.12 per share. Further, we identified an error in the calculation of basic loss per common share under the two-class method for the year ended December 31, 2017 and for the three months ended March 31, 2018, whereby undistributed earnings were improperly allocated to participating shares. As a result:

•
basic income per share from continuing operations attributable to common shares was understated by $0.43 per share, while basic income per share from continuing operations attributable to participating shares was overstated by $0.87 per share and diluted income per common share was overstated by $0.01 per share for the year ended December 31, 2017; and

•
basic income per share from continuing operations attributable to common shares was understated by $0.02 per share, while basic income per share from continuing operations attributable to participating shares was overstated by $0.05 per share for the three months ended March 31, 2018.

These adjustments have been reflected in our restated Consolidated Financial Statements for the year ended December 31, 2017 and the unaudited quarterly financial data for the each of the three months ended March 31, 2018 and June 30, 2018, respectively, as presented in Note 17, Quarterly Financial Data (Unaudited).
Cumulative Impact of Reduction in Income Tax Rate
Included in other adjustments, as discussed below, is a cumulative adjustment of $0.7 million for the net impact to our previously reported provision for income taxes for the year ended December 31, 2017 related to all restatement adjustments identified through the year ended December 31, 2016 as a result of the reduction in the corporate income tax rate under the 2017 Tax Cuts and Jobs Act. The impacts of this adjustment was an overstatement of income tax benefit, net income and earnings per share in our previously reported Consolidated Financial Statements. The impact on our Consolidated Balance Sheets was primarily an overstatement of deferred tax assets and retained earnings as of December 31, 2017.
Other Adjustments
In addition to the errors described above, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

These misstatements, both individually and in the aggregate, had no impact on the timing of cash payments for income taxes.

Restatement of Previously Issued Consolidated Financial Statements

As a result of this restatement we have included a revised report of our independent registered public accounting firm, RSM US, LLP as well as a revised Exhibit 23.1, Consent of Independent Registered Public Accounting Firm that was previously included as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2018.

As required, we adopted ASU 2016-02, Leases on January 1, 2019, using the package of practical expedients as well as several other permitted practical expedients that allow for a more simplified transition. The Company made opening balance sheet adjustments to record a lease liability and right to use asset effective January 1, 2019. The effects of this adoption is not included in our restated consolidated financial results for the year ended December 31, 2018 and 2017 in this Form 10-K. We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) on January 1, 2018, using the modified retrospective method of recognizing the cumulative effect of adopting Topic 606 as an adjustment to the opening balance of retained earnings on January 1, 2018. The effects of this adoption is not included in our restated consolidated financial results for the year ended December 31, 2017 in this Form 10-K.

At various times in 2017, 2018 and 2019, management exited certain entertainment and live events businesses. The effects of these discontinued operations are reflected in our restated Consolidated Financial Statements from the earliest period presented herein.

As described above, this Annual Report on Form 10-K includes audited restated Consolidated Financial Statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017. See Note 3, Restatement of Previously Issued Consolidated Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information. To further review the effects of the accounting errors identified and the restatement adjustments, see Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. Previously filed Annual Reports on Form 10-K for the periods affected by the restatement have not been amended. Accordingly, investors should no longer rely upon the Company’s previously released financial statements for these periods and any earnings releases or other communications relating to these periods. See Note 17, Unaudited Quarterly Financial Data, of the Notes to the Consolidated Financial Statements in this Annual Report for the impact of these adjustments on the fourth quarter of the year ended December 31, 2018. All amounts in this Annual Report on Form10-K affected by the restatement adjustments reflect such amounts as restated.

Control Considerations

In connection with the restatements, management determined that material weaknesses in our internal control over financial reporting existed related to, among other matters, ineffective controls surrounding our annual impairment analysis of indefinite lived intangible assets, income taxes and earnings per share. See Item 9A, Controls and Procedures, for additional information related to material weaknesses in internal control over financial reporting and our related remediation activities.

MARKET, RANKING AND OTHER INDUSTRY DATA
In this Annual Report on Form 10-K (“Annual Report”) of Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, “we,” “us,” “our,” “Company,” or “Townsquare”) we rely on and refer to information and statistics regarding our industry, the size of certain markets and our position within the sectors in which we compete. Some of the market and industry data contained in this Annual Report is based on independent industry publications or other publicly available information, while other information is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources listed in this Annual Report, our management’s knowledge and experience in the markets in which we operate, and information obtained from our customers, suppliers and other contacts in the markets in which we operate. Although we believe that this information is reliable as of its respective dates, it involves uncertainties and is subject to change, including as a result of the factors discussed under “Forward-Looking Statements” and “Risk Factors” in this Annual Report.
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

v

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	the impact of general economic conditions in the United States, or in the specific markets in which we currently do business, including as a result of the recent COVID-19 pandemic;

•
the impact of the COVID-19 pandemic, the extent of which will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic and financial market effects of the pandemic, the containment measures and the pace of the economic and financial market recovery;

•
the impact of several material weaknesses in internal control over financial reporting that have been identified, which has resulted in the restatement of certain of our Consolidated Financial Statements and has created additional risks and uncertainties, including limiting our access to certain capital markets activities and increasing litigation risk;

•	industry conditions, including existing competition and future competitive technologies;

•	the popularity of radio as a broadcasting and advertising medium;

•	cancellations, disruptions or postponements of advertising schedules in response to national or world events;

•	our dependence on key personnel;

•	our capital expenditure requirements;

•	our continued ability to identify suitable acquisition targets and consummate and integrate any future acquisitions;

•	legislative or regulatory requirements;

•	risks and uncertainties relating to our leverage and changes in interest rates;

•	our ability to obtain financing at times, in amounts and at rates considered appropriate by us;

•	our ability to access the capital markets as and when needed and on terms that we consider favorable to us; and

•	other factors discussed in the section entitled “Risk Factors;”
Further, many of the factors discussed in the section entitled “Risk Factors” are more likely to occur and be further intensified as a result of the impact of the COVID-19 pandemic. While we believe that our expectations reflected in forward-looking statements are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, as well as other risks discussed from time to time in our filings with the SEC. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the way we expect and you should not rely upon forward-looking statements as a prediction of future events. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.

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
ELECTRONIC ACCESS TO COMPANY REPORTS
Our investor website can be accessed at www.townsquaremedia.com under the “Equity Investors” section. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on our investor website promptly after we electronically file those materials with, or furnish those materials to, the SEC.  We also use the “Equity Investors” section of our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.  Investors are urged to monitor our investor website for announcements of material information relating to us.  No information contained on any of our websites is intended to be included as part of, or incorporated by reference into, this Annual Report.

PART I

ITEM 1. BUSINESS
Description of Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States.  We own and operate 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (“Townsquare Interactive”) serving approximately 19,000 small to medium sized businesses, a proprietary digital programmatic advertising platform (“Townsquare Ignite,” or “Ignite”), an e-commerce offering, and we own and operate approximately 200 local live events each year. Many of our radio stations are considered market leaders and we also participate in the digital, mobile, video and social media arena. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, we create, promote and produce a diverse range of live events, including, concerts, expositions and other experiential events within our radio markets. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic local events such as the WYRK’s Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.
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
Our Segments
The Company has identified three operating segments, which are Advertising, including broadcast and digital advertising products and solutions, Townsquare Interactive, our digital marketing solutions business and Live Events, including concerts, expositions and other experiential events.
Advertising
Our Advertising segment includes the broadcast operations of our radio stations, together with our owned and operated websites and the various digital advertising solutions we offer, including Townsquare Ignite, our digital programmatic advertising platform. Our primary sources of net revenue are the sale of advertising on our radio stations, owned and operated websites, radio stations’ online streams and mobile applications. Additionally, we offer precision customer targeting solutions to advertisers through Ignite. Combining first and third party audience and geographic location data, Ignite is able to hyper-target audiences for our local, regional and national advertisers, providing them the ability to reach a high percentage of their online audience. Ignite delivers these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions.
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
Townsquare Interactive

Townsquare Interactive offers digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our primary source of Townsquare Interactive net revenue is traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, and social media management, often packaged together as a comprehensive digital marketing solution.  In addition, we offer website retargeting to our Townsquare Interactive subscribers.
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
Overall
We strive to maximize our net revenue by managing our advertising inventory and adjusting prices based on supply and demand, and by broadening our base of advertisers and subscribers. Our selling and pricing activities are based on demand for our advertising inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory levels. The optimal number of advertisements available for sale depends on the platform and in the case of our radio stations, their online streams and mobile applications, the programming format of a particular radio station. Each of our advertising products has a general target level of available inventory. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments across our platforms, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group.
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
Large-Market Products, Technology and Practices Deployed in Small and Mid-Sized Markets.
Our flexible and customized content management system, digital advertising products and delivery capabilities, mobile applications, digital marketing solutions capabilities, digital programmatic advertising platform, online video content and repeatable live event templates allow us to deliver world-class products in small and mid-sized markets. We believe that with our scale we can offer superior solutions for advertisers and audiences alike as compared to many of our local competitors.

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
Attractive Competitive Landscapes.
There are fewer and less well-capitalized, local media competitors across our small and mid-sized markets relative to larger markets. In 43 of our 67 local markets, we do not compete against any of the five largest English language national radio competitors, as measured by number of radio stations owned. We believe this competitive landscape allows our brands to gain a greater share of audience and advertising expenditures in our markets than what is generally achieved by peers operating in large markets.
Lower Economic Volatility.
Our markets have, on average, exhibited lower volatility in radio advertising spending, unemployment rates and real estate values as compared to national averages, resulting in more stable advertising revenue compared to the national average historically.
Stable, Locally Significant Institutions.
We have assembled our radio station assets and most of our live events operations across a collection of small and mid-sized markets, supported by stable, locally significant institutions such as universities, military bases, state capitals, regional medical centers and retail hubs. We believe these stabilizing institutions further reduce the volatility of advertising spending in our markets.
#1 or #2 Revenue Market Share in Nearly All of Our Markets.
Our brands, in the aggregate, capture the largest or the second largest radio revenue share in 64 of our 67 markets, and in 46 markets we are ranked number one. This leading market share position is indicative of our audience reach and engagement as well as our relevance to advertisers in our markets.
Strong Relationships with Local and Regional Advertisers.
In the year ended December 31, 2019, we generated approximately 84% of our revenue from a broad array of local and regional advertisers in a number of industries, including automotive dealers, banking and mortgage service providers, furniture and home furnishings retailers, food and beverage service providers, healthcare service providers and media and telecommunications service providers. We generate a majority of our local advertising revenue by selling directly to local advertisers, as well as to local and regional advertising agencies which affords us the opportunity to better present our products, cross-sell products and more directly influence their advertising expenditure decisions.
Geographic Diversification with Strength in Regional Clusters.
Our assets are geographically diversified, which helps to mitigate potential regional economic volatility and inclement weather events. By clustering our markets in the Northeast, Upper Midwest, Texas and Mountain West regions we are able to create compelling audience coverage for regional advertisers and benefit from economies of scale.
Diversified and Integrated Product Offering.
Our diversified product offering substantially differentiates us from our competition. This diversification allows us to provide superior solutions to our audience and advertisers, underpins our growth strategy and, we believe, helps to mitigate the risks associated with advertising revenue concentration.

Audience Engagement In and Out-of-Home, Across Multiple Platforms.
We offer our audience the ability to access our branded content on-air, online and on-site across multiple distribution channels. We believe that leveraging technology to make our branded content experiences accessible between devices and locations strengthens our audience engagement.
Targeted Audience Reach, Closer to the Point of Sale, for Local, Regional and National Advertisers.
A significant portion of our audience engagement occurs when our audience is out-of-home, particularly in the car, at the workplace or at our live events. Our audience frequently interacts with our content in close proximity to point of purchase.
Launch Point for Non-Radio Products.
Our radio reach and engagement provide a powerful promotional vehicle from which we are able to grow our existing and new websites, social media presence, online radio streams, mobile applications, digital marketing solutions, programmatic digital advertising platform and live events. We believe that the increased interaction with consumers across these products and platforms in turn reinforces consumer loyalty and affinity toward our radio brands and enables us to develop and grow complementary products in our markets.
Diversified Revenue Base.
We generate revenue from a diversified base of products and services, advertisers and markets. In the year ended December 31, 2019, approximately 41% of our net revenue was derived from sources other than the sale of terrestrial radio station advertising. For the year ended December 31, 2019, no advertising category, market, or state represented more than 20% of revenue. No single customer accounts for more than 1% of revenue in any of the years ended December 31, 2019, 2018 and 2017.
Monetization of Our Audience Relationships.
We believe that our diversified and integrated product and service offerings, combined with our leading market position in small and mid-sized markets based on radio revenue share, together may enable us to generate higher total revenue per audience member than radio station owners focused on larger markets.
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
Original and Nationally Oriented Digital Brands Attract Significant Audience.
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
Market Leadership in High-Quality, Locally-Focused Content.
In our markets, we are among the largest providers of locally-focused content available to consumers, including in-car commuters. The quality and availability of our locally-focused content allows our brands to distinguish themselves from other local offerings, attract larger audiences and build a loyal audience base. Several of our competitors, particularly in print media, have reduced the amount of original local content they produced or created pay-walls that restrict access to their digital content. We believe these trends will continue and will provide an advantage to our offerings as compared to other media offerings.

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
Stable and Engaged Audience Base.
Despite the increased number of alternative media, terrestrial radio has experienced negligible audience fragmentation over the past 50 years and remains a significant source of daily media exposure. According to Nielsen Holdings N.V. (“Nielsen”), terrestrial radio broadcasts reached approximately 89% of American adults ages 12+ each week as of December 2019, approximately unchanged since 1970.
Trusted and Socially-Influential Local Media Personalities.
Research suggests that radio personalities are trusted by their audience and are socially influential. As reported in the Katz Media Group, Our Media, 2019 survey, 81% of listeners considered their favorite personality to be like a friend, family member or acquaintance. Additionally, 83% value and trust their favorite personality’s opinion. According to Nielsen’s U.S. Music 360 Report from 2017, approximately 37% of music listeners say that one of the things they like most about listening to traditional radio is the radio personalities.
Cost-Effective Value Proposition to Advertisers.
Given the stability of its audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers.
Free Delivery of Local Content to End-Users.
Terrestrial radio’s free content distribution model provides an effective competitive advantage against other mediums, particularly those that deploy a subscription-based business model or rely on costs associated with internet connectivity or bandwidth use. In many of our markets, radio represents the only local content available to consumers free of charge.
Key Provider of Safety Information and Charitable Support in the Communities We Serve.
Our radio stations and local websites, together with our employees, play a vital role in the communities we serve by providing emergency information in times of crisis and by supporting a wide variety of charitable endeavors. During weather and other emergencies, government officials rely on our radio stations to disseminate critical, occasionally life-saving, information. Our radio stations and local websites also routinely support charity and community events through on-air and digital promotions to bolster fundraising activities and emergency relief efforts. These efforts further strengthen our position with both our audience and our advertisers.
Reliable and Substantial Cash Flow Generation.
Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2019, we recorded $19.7 million of capital expenditures, which represented 4.6% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.
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
Deepen Relationships with Advertisers to Increase Share of Advertising Spend.
We are committed to growing our sales force, training our sales personnel and investing in our business to allow us to deepen relationships with our advertisers, including developing new products that will allow our content, and our advertisers, to reach a broader audience more frequently and in more locations. Over time, we believe we can capture a greater share of the advertising expenditure in our markets across all mediums.
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
Continue to Develop New Products That Foster Interaction with Our Audience Across Multiple Mediums and Increase Monetization Opportunities.
Our audience reach, combined with our direct relationship with local advertisers in our markets, positions us to launch and monetize new products and services, further diversifying and growing our revenue. In the past, we have introduced a mobile station streaming application (radioPup), an e-commerce product (Seize the Deal), a digital marketing solutions platform (Townsquare Interactive), a programmatic digital advertising platform (Townsquare Ignite), and mobile applications for individual stations and brands. In addition to delivering revenue growth, these products and services which we continue to develop, frequently appeal to potential customers in our markets who may not access our radio products, thereby increasing our overall customer base and market share.
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
Capitalize on Strong Positions and Brands in Country, News/Talk/Sports, and Rock Formats.
As of May 15, 2020, we own 71 radio stations formatted with Country content, 67 formatted with News/Talk/Sports content and 61 formatted with Rock content, representing approximately 22%, 21%, and 19% of our radio stations, respectively. The majority of our radio stations airing these formats capture the largest audience among radio stations airing similar content in their respective markets, as ranked by Nielsen or other ratings services. We create audio programming, online content and live events which leverage our strength in these formats, together with the strength of our brands. We intend to continue to use our expertise and knowledge in these formats to share best practices and optimize content across our portfolio in order to maximize audience engagement within these formats.
Leverage Scalable Structure and Continue to Improve Operating Efficiencies Across Our Company.

Our various media products share common, largely fixed-cost operating infrastructure, resulting in significant economies of scale. We also negotiate vendor contracts with key suppliers on a centralized basis, which further reduces costs. As a result, as we grow our revenue, a significant majority of each incremental dollar of revenue is converted into incremental earnings.
Acquisition Strategy
The principal features of our acquisition strategy are:
Prudently Pursue Attractively-Valued Acquisition Opportunities.
We have a successful track record of integrating acquisitions. We intend to continue to pursue attractively-priced acquisitions of radio stations, digital properties, and live events. We target assets that have strong brands, enjoy leading market share positions, generate strong cash flow, and generally possess traits consistent with our existing assets. In addition, acquiring assets allows us to achieve additional economies of scale, share best practices across a broader platform, and further diversify our revenue base across our properties and geographies.
Add to Our Portfolio of Attractive Radio Station Clusters.
Since our Company’s founding by members of the current senior management team in 2010, we have expanded our radio station portfolio from 60 to 321 by completing more than 10 radio transactions. Radio station ownership in the United States remains significantly fragmented with over 3,000 owners operating over 10,000 commercial radio stations. While current Federal Communication Commission (“FCC”) ownership limitations restrict our ability to acquire incremental radio stations in many of our markets, there remain a large number of markets with characteristics that are consistent with Townsquare’s acquisition criteria, in which we have no presence today. Given our acquisition track record, we are viewed by many sellers of radio stations to be a potential buyer, which has afforded us the opportunity to review the majority of stations sold in recent years. We expect to remain active, and disciplined from a valuation perspective, in the radio station marketplace. For information regarding certain of our recent acquisitions and dispositions, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview of our Performance - Changes to our Business.”
Augment the Growth of Our Digital Product Offerings Through Acquisitions.
In addition to our radio acquisition activity, since 2010 we have executed acquisitions of digital assets, which have further extended our multi-product, cross-platform offering and provided geographic and revenue diversification. The acquired assets included certain assets of AOL Music and XXL. We strive to leverage our existing platform in combination with the acquired assets to drive operating efficiencies and financial performance. We expect to continue to consider opportunities in the digital acquisition marketplace.
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

Our revenue is generated primarily through the integrated sale of the following products and solutions:

•
Spot radio advertisements sold to local, regional and national advertisers that air on our radio stations via terrestrial radios, computers, mobile devices, connected devices such as cars and TVs, and voice activated smart speakers .

•	Sponsorships, live reads and endorsements in our radio programming, website content, video channels and social media sold to local, regional and national advertisers.

•	Remote broadcasts of our radio stations at advertisers’ places of business sold to local and regional advertisers.

•	Barter-based auctions sold to local and regional advertisers.

•
Display, sponsorship and video advertising, including custom developed digital advertisement products on our radio station websites, owned and operated, and affiliated national websites, mobile applications, social media platforms, YouTube channels, email newsletters and digital programmatic advertising platform, to local, regional and national advertisers.

•
Advertising and sponsorships in our radio stations’ online radio streams accessible on computing devices, voice activated smart speakers, and mobile devices through our mobile streaming application, radioPup, or individual station mobile applications, sold to local, regional and national advertisers.

•
Sponsored video content, including branded content series, often featuring musicians or other celebrities, and distributed across our portfolio of local and/or national digital properties and social media channels, sold to local, regional and national advertisers.

•
Traditional and mobile enabled website development and hosting services, search engine and online directory optimization services, online reputation monitoring, social media management and website retargeting sold to local and regional small and mid-sized businesses.

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
We believe we are positioned to generate revenue growth by increasing audience interaction with our radio and digital assets and live events, as well as increasing our share of advertising with new and existing advertisers.
Customers
No single customer accounts for more than 1% of revenue in any of the years ended December 31, 2019, 2018 and 2017. A significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, financial services, health services, entertainment, and retail industries.
Our Industry
The local media industry is an important medium for advertisers to reach targeted local consumers and for consumers to engage with relevant local content and events. According to SNL Kagan forecasts published in February 2020 that do not take into account the potential impact of the COVID-19 pandemic, local advertising spending across all U.S. major media categories totaled $97.7 billion in 2019. Since 2014, U.S. local advertising has increased at a 6.5% compound annual growth rate and is projected to grow at a 6.4% compound annual growth rate through 2024. In 2019, local advertising spending on radio and digital, among our target categories, totaled $63.9 billion while consumer spending on live event tickets and advertiser spending on live event sponsorships, event marketing, and activation opportunities were also substantial and growing. Since 2014, U.S. local advertising spending on radio and digital has increased at a 15.9% compound annual growth rate and is projected to grow at a 9.4% compound annual growth rate through 2024.
Advertising
Radio. The primary source of revenue for radio broadcasting companies is the sale of advertising time to local, regional and national spot advertisers, and national network advertisers. According to SNL Kagan, over the past 10 years radio advertising has generally represented approximately 5.1% to 7.3% of the overall U.S. advertising market, and has typically followed macroeconomic growth trends. In 2019, radio advertising revenue reached $13.8 billion of which $10.2 billion was from local radio advertising. The radio industry has a stable and engaged audience base and continues to be one of the core methods for advertisers to reach their targeted audience. According to Nielsen, terrestrial radio broadcasts reached approximately 89% of American adults age 12+ each week as of December 2019, a level that has remained substantially unchanged since 1970.
Digital. The primary source of revenue for national and local websites, accessed either from a PC, tablet or mobile device, is the sale of search ads, display ads and video advertising directly to advertisers and indirectly through advertising networks and exchanges. According to SNL Kagan forecasts published in February 2020 that do not take into account the potential impact of the COVID-19 pandemic, in 2019 digital advertising revenue reached $114.0 billion of which $53.7 billion was local. Since 2014, local digital advertising has represented one of the fastest growing local media advertising categories with a compound annual growth rate of 22.3%, outpacing national advertising which grew at 15.1%.  Local digital advertising is projected to grow at a compound annual growth rate of 10.8% through 2024 and continue to gain market share on national digital advertising which is projected to grow at 5.3%.
Townsquare Interactive
The primary source of revenue for Townsquare Interactive is the sale of  digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our digital marketing solutions include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, social media and website retargeting.
Live Events
 The primary source of revenue for live events is the sale of tickets to attendees and sponsorships, event marketing, and activation opportunities sold to local, regional and national advertisers. According to IBIS World, total revenue from the U.S. live event industry, which includes the production, management and promotion of live events and performances, including concerts, sporting events and public appearances, grew to $34.5 billion in 2019, up from $26.5 billion in 2014, which represents a 5.4% compound annual growth rate. According to Pollstar, North American concert tour gross revenues as measured by the top 100 grossing North American tours, totaled $3.7 billion in 2019, up from $2.8 billion in 2015, which represents a compound annual growth rate of 7.8%.
Competition
The local media industry is very competitive. The success of each of our radio stations, digital properties, live events, and digital marketing services depends largely upon each product’s ability to attract audiences, pricing, the number of local media competitors and the overall demand for advertising and digital marketing services within individual markets. We mitigate these competitive pressures by focusing on small to mid-sized markets, where there are fewer and less well-capitalized local media competitors across all mediums, including radio stations, broadcast television stations, pay television networks, locally-focused websites, live events, outdoor advertising, newspapers, magazines and directories. The lack of competition often allows our brands to garner a greater share of both the local audience and advertising expenditures in our markets.
Advertising
Radio - Our radio stations compete directly for audiences and advertising revenue with other radio stations within their respective markets as well as with other alternative mediums including satellite radio, television, print and digital media. Additionally, online music services have begun to sell advertising locally, creating additional competition for both audience and advertisers. By building strong brands with a loyal audience consisting of specific demographic groups in each of our markets, we are able to attract advertisers seeking to reach those particular audiences.
Factors that affect a radio station’s competitive position include its brand identity and audience loyalty, management experience, the radio station’s audience rank in its local market (which is highly affected by the competitive radio landscape in a market and format changes that occur from time to time), transmitter power and location, assigned frequency, audience characteristics, local program acceptance, and the number and characteristics of other radio stations and other advertising media in the market area. We attempt to improve our competitive position in each market by constantly researching and improving the content of our radio stations and websites, implementing advertising campaigns aimed at the demographic groups for which our radio stations target content and managing our sales efforts to attract a larger share of advertising dollars for each radio station individually.
Local Digital Content - Our local websites compete for audiences and advertisers directly with other local radio station websites, television station websites, newspaper websites, online directories, local sections of national digital properties, blogs and other types of locally focused websites, as well as all national and international websites. We attempt to improve our competitive position, maximize our audience and grow our revenue by focusing on high quality, differentiated local content and by providing innovative and effective advertising integrations for our customers.
National Digital Content - Our national digital assets compete for audience and advertisers with a diverse and large pool of advertising, media and internet companies. We expect that this competition will persist in the future as a result of the continuing maturation of the industry and a lack of significant barriers to entry. Our continued success will depend upon a number of factors, including the quality of content on our owned and operated websites, the ability to manage search engine optimization efforts to direct traffic to these websites, our sales efforts and the ability to remain price competitive.
Townsquare Interactive
The market for local online marketing solutions is highly fragmented, dynamic and competitive. These solutions are also rapidly evolving, creating opportunity for new competitors to enter the market. Our competitors include large internet marketing providers, offline media companies such as yellow page publishers, newspaper and television companies, as well as other local small and medium-sized business marketing providers. While some of our competitors enjoy substantial competitive advantages, such as greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources, we believe we compete favorably and our product capabilities meet customer requirements due to our secure, reliable and integrated technology platform, cost-effective customer acquisition strategies, customer service and support, brand awareness and reputation, and overall customer satisfaction.
Live Events
Our live events compete for audiences and sponsorships with both national competitors, such as Live Nation and AEG, and a variety of local or regional competitors, including promoters and event marketing companies. Additionally, we compete with venue operators, including arenas, theaters and casinos, which bring in live entertainment directly.
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
Employees
As of December 31, 2019, we employed approximately 2,836 employees, including 2,272 full time employees. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.
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
The following table sets forth, as of February 24, 2020 the market, call letters, cities of license, frequencies, FCC license expiration dates, and our markets’ population rankings as reported by Nielsen, of all our owned radio stations, booster stations and FM translators, and all stations operated under Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMAs”).
Owned/Operated Stations

Market (Nielsen Fall 2019 Ranking)	Station	City of License	Frequency	License Expiration Date
Abilene, TX (#232)	KEAN-FM	Abilene, TX	105.1	August 1, 2021
	KEYJ-FM	Abilene, TX	107.9	August 1, 2021

	KMWX(FM)	Abilene, TX	92.5	August 1, 2021
	KSLI(AM)	Abilene, TX	1280	August 1, 2021
	KULL(FM)	Abilene, TX	100.7	August 1, 2021
	KYYW(AM)	Abilene, TX	1470	August 1, 2021
	K234DA(FX)(4)	Abilene, TX	94.7	Construction Permit
Albany-Schenectady-Troy, NY (#67)	WGNA-FM	Albany, NY	107.7	June 1, 2022
	WQSH(FM)	Cobleskill, NY	103.5	June 1, 2022
	WPBZ-FM	Rensselaer, NY	103.9	June 1, 2022
	WQBK(FM)	Malta, NY	105.7	June 1, 2022
	WTMM-FM	Mechanicville, NY	104.5	June 1, 2022
	W256BU(FX)(4)	Albany, NY	99.1	June 1, 2022
Amarillo, TX (#169)	KATP(FM)	Amarillo, TX	101.9	August 1, 2021
	KIXZ(AM)	Amarillo, TX	940	August 1, 2021
	KMXJ-FM	Amarillo, TX	94.1	August 1, 2021
	KPRF(FM)	Amarillo, TX	98.7	August 1, 2021
	KXSS-FM	Amarillo, TX	96.9	August 1, 2021
Atlantic City-Cape May, NJ (#155)	WENJ(FM)	Millville, NJ	97.3	June 1, 2022
	WFPG(FM)	Atlantic City, NJ	96.9	June 1, 2022
	WPGG(AM)	Atlantic City, NJ	1450	June 1, 2022
	WPUR(FM)	Atlantic City, NJ	107.3	June 1, 2022
	WSJO(FM)	Egg Harbor City, NJ	104.9	June 1, 2022
	W238CZ(FX)(4)	Atlantic City, NJ	95.5	June 1, 2022
Augusta-Waterville, ME (#252)	WEBB(FM)	Waterville, ME	98.5	April 1, 2022
	WJZN(AM)	Augusta, ME	1400	April 1, 2022
	WMME-FM	Augusta, ME	92.3	April 1, 2022
	WTVL(AM)	Waterville, ME	1490	April 1, 2022
	W240DH(FX)(4)	Augusta, ME	95.9	April 1, 2022
Bangor, ME (#217)	WEZQ(FM)	Bangor, ME	92.9	April 1, 2022
	WBZN(FM)	Old Town, ME	107.3	April 1, 2022
	WDEA(AM)	Ellsworth, ME	1370	April 1, 2022
	WQCB(FM)	Brewer, ME	106.5	April 1, 2022
	WWMJ(FM)	Ellsworth, ME	95.7	April 1, 2022
Battle Creek, MI (#250)	WBCK(FM)	Battle Creek, MI	95.3	October 1, 2020
	WBXX(FM)	Marshall, MI	104.9	October 1, 2020
Billings, MT (#235)	KBUL(AM)	Billings, MT	970	April 1, 2021
	KCHH(FM)	Worden, MT	95.5	April 1, 2021
	KCTR-FM	Billings, MT	102.9	April 1, 2021
	KKBR(FM)	Billings, MT	97.1	April 1, 2021
	KMHK(FM)	Billings, MT	103.7	April 1, 2021
	K236AB(FX)(4)	Billings, MT	95.1	April 1, 2021
	K277DS(FX)(4)	Billings, MT	103.3	Construction Permit
Binghamton, NY (#197)	WAAL(FM)	Binghamton, NY	99.1	June 1, 2022
	WHWK(FM)	Binghamton, NY	98.1	June 1, 2022
	WNBF(AM)	Binghamton, NY	1290	June 1, 2022
	WWYL(FM)	Chenango Bridge, NY	104.1	June 1, 2022
	WYOS(AM)	Binghamton, NY	1360	June 1, 2022

	W221EJ(FX)(4)	Binghamton, NY	92.1	Construction Permit
Bismarck, ND (#251)	KACL(FM)	Bismarck, ND	98.7	April 1, 2021
	KBYZ(FM)	Bismarck, ND	96.5	April 1, 2021
	KKCT(FM)	Bismarck, ND	97.5	April 1, 2021
	KLXX(AM)	Bismarck-Mandan, ND	1270	April 1, 2021
	KUSB(FM)	Hazelton, ND	103.3	April 1, 2021
Boise, ID (#91)	KAWO(FM)	Boise, ID	104.3	October 1, 2021
	KCIX(FM)	Garden City, ID	105.9	October 1, 2021
	KFXD(AM)	Boise, ID	630	October 1, 2021
	KIDO(AM)	Nampa, ID	580	October 1, 2021
	KSAS-FM	Caldwell, ID	103.5	October 1, 2021
	KXLT-FM	Eagle, ID	107.9	October 1, 2021
	K298CN(FX)(4)	Boise, ID	107.5	October 1, 2021
	K288HG(FX)(4)	Boise, ID	105.5	Construction Permit
Bozeman, MT (Not Rated “NR”)	KISN(FM)	Belgrade, MT	96.7	April 1, 2021
	KMMS-FM	Bozeman, MT	95.1	April 1, 2021
	KMMS(AM)	Bozeman, MT	1450	April 1, 2021
	KPRK(AM)	Livingston, MT	1340	April 1, 2021
	KXLB(FM)	Livingston, MT	100.7	April 1, 2021
	KZMY(FM)	Bozeman, MT	103.5	April 1, 2021
	K254AL(FX)(4)	Livingston, MT	98.7	April 1, 2021
	K233DR(FX)(4)	Bozeman, MT	94.5	Construction Permit
Buffalo-Niagara Falls, NY (#59)	WBLK(FM)	Depew, NY	93.7	June 1, 2022
	WBUF(FM)	Buffalo, NY	92.9	June 1, 2022
	WMSX(FM)	Buffalo, NY	96.1	June 1, 2022
	WYRK(FM)	Buffalo, NY	106.5	June 1, 2022
Casper, WY (NR)	KKTL(AM)	Casper, WY	1400	October 1, 2021
	KRNK(FM)	Casper, WY	96.7	October 1, 2021
	KRVK(FM)	Vista West, WY	107.9	October 1, 2021
	KTRS-FM	Casper, WY	104.7	October 1, 2021
	KTWO(AM)	Casper, WY	1030	October 1, 2021
	KWYY(FM)	Midwest, WY	95.5	October 1, 2021
	K236CX(FX)(4)	Casper, WY	95.1	Construction Permit
	K270CT(FX)(4)	Casper, WY	101.9	Construction Permit
Cedar Rapids, IA (#205)	KDAT(FM)	Cedar Rapids, IA	104.5	February 1, 2021
	KHAK(FM)	Cedar Rapids, IA	98.1	February 1, 2021
	KRNA(FM)	Iowa City, IA	94.1	February 1, 2021
	KRQN(FM)(1)(4)	Vinton, IA	107.1	February 1, 2021
Cheyenne, WY (#261)	KGAB(AM)	Orchard Valley, WY	650	October 1, 2021
	KIGN(FM)	Burns, WY	101.9	October 1, 2021
	KLEN(FM)	Cheyenne, WY	106.3	October 1, 2021
	K258DN(FX)(4)	Orchard Valley, WY	99.5	Construction Permit
Danbury, CT (#203)	WINE(AM)	Brookfield, CT	940	April 1, 2022
	WRKI(FM)	Brookfield, CT	95.1	April 1, 2022
	WDBY(FM)	Patterson, NY	105.5	June 1, 2022
	WDBY-FM1(4)	Brookfield, CT	105.5	June 1, 2022

	W272EC(FX)(4)	Brookfield, CT	102.3	Construction Permit
Dubuque, IA (NR)	KLYV(FM)	Dubuque, IA	105.3	February 1, 2021
	KXGE(FM)	Dubuque, IA	102.3	February 1, 2021
	WDBQ(AM)	Dubuque, IA	1490	February 1, 2021
	WDBQ-FM	Galena, IL	107.5	December 1, 2020
	WJOD(FM)	Asbury, IA	103.3	February 1, 2021
Duluth-Superior, MN, WI (#210)	KKCB(FM)	Duluth, MN	105.1	April 1, 2021
	KLDJ(FM)	Duluth, MN	101.7	April 1, 2021
	WEBC(AM)	Duluth, MN	560	April 1, 2021
	KBMX(FM)	Proctor, MN	107.7	April 1, 2021
	W293CT(FX)(4)	Duluth, MN	106.5	April 1, 2021
	WWAX(FM)(3)(4)	Hermantown, MN	92.1	April 1, 2021
El Paso, TX (#75)	KLAQ(FM)	El Paso, TX	95.5	August 1, 2021
	KROD(AM)	El Paso, TX	600	August 1, 2021
	KSII(FM)	El Paso, TX	93.1	August 1, 2021
Evansville, IN (#165)	WDKS(FM)	Newburgh, IN	106.1	August 1, 2020
	WGBF(AM)	Evansville, IN	1280	August 1, 2020
	WGBF-FM	Henderson, KY	103.1	August 1, 2020
	WJLT(FM)	Evansville, IN	105.3	August 1, 2020
	WKDQ(FM)	Henderson, KY	99.5	August 1, 2020
Faribault/Owatonna, MN (NR)	KDHL(AM)	Faribault, MN	920	April 1, 2021
	KQCL(FM)	Faribault, MN	95.9	April 1, 2021
	KRFO(AM)	Owatonna, MN	1390	April 1, 2021
	KRFO-FM	Owatonna, MN	104.9	April 1, 2021
	K234DB(FX)(4)	Owatonna, MN	94.7	Construction Permit
	K251CS(FX)(4)	Faribault, MN	98.1	Construction Permit
Flint, MI (#140)	WCRZ(FM)	Flint, MI	107.9	October 1, 2020
	WFNT(AM)	Flint, MI	1470	October 1, 2020
	WLCO(AM)	Lapeer, MI	1530	October 1, 2020
	WQUS(FM)	Lapeer, MI	103.1	October 1, 2020
	WRCL(FM)	Frankenmuth, MI	93.7	October 1, 2020
	WWBN(FM)	Tuscola, MI	101.5	October 1, 2020
Ft. Collins-Greeley, CO (#106)	KKPL(FM)	Cheyenne, WY	99.9	October 1, 2021
	KMAX-FM	Wellington, CO	94.3	April 1, 2021
	KTRR(FM)	Loveland, CO	102.5	April 1, 2021
	KUAD-FM	Windsor, CO	99.1	April 1, 2021
Grand Junction, CO (#238)	KEKB(FM)	Fruita, CO	99.9	April 1, 2021
	KBKL(FM)	Grand Junction, CO	107.9	April 1, 2021
	KMXY(FM)	Grand Junction, CO	104.3	April 1, 2021
	KKNN(FM)	Delta, CO	95.1	April 1, 2021
	KEXO(AM)	Grand Junction, CO	1230	April 1, 2021
	K243CP(FX)(4)	Grand Junction, CO	96.5	Construction Permit
Grand Rapids, MI (#68)	WFGR(FM)	Grand Rapids, MI	98.7	October 1, 2020
	WGRD-FM	Grand Rapids, MI	97.9	October 1, 2020
	WLHT-FM	Grand Rapids, MI	95.7	October 1, 2020
	WNWZ(AM)	Grand Rapids, MI	1410	October 1, 2020

	WTRV(FM)	Walker, MI	100.5	October 1, 2020
	W285FO(FX)(4)	Grand Rapids, MI	104.9	October 1, 2020
Kalamazoo, MI (#185)	WKFR-FM	Battle Creek, MI	103.3	October 1, 2020
	WKMI(AM)	Kalamazoo, MI	1360	October 1, 2020
	WRKR(FM)	Portage, MI	107.7	October 1, 2020
	W273AR(FX)(4)	Paw Paw, MI	102.5	October 1, 2020
Killeen-Temple, TX (#137)	KSSM(FM)	Copperas Cove, TX	103.1	August 1, 2021
	KUSJ(FM)	Harker Heights, TX	105.5	August 1, 2021
	KLTD(FM)	Temple, TX	101.7	August 1, 2021
	KTEM(AM)	Temple, TX	1400	August 1, 2021
	KOOC(FM)	Belton, TX	106.3	August 1, 2021
	K232FU(FX)(4)	Temple, TX	94.3	Construction Permit
Lafayette, LA (#112)	KPEL-FM	Breaux Bridge, LA	96.5	June 1, 2028
	KHXT(FM)	Erath, LA	107.9	June 1, 2028
	KMDL(FM)	Kaplan, LA	97.3	June 1, 2028
	KPEL(AM)	Lafayette, LA	1420	June 1, 2028
	KROF(AM)	Abbeville, LA	960	June 1, 2028
	KTDY(FM)	Lafayette, LA	99.9	June 1, 2028
	K277DQ(FX)(4)	Lafayette, LA	103.3	Construction Permit
Lake Charles, LA (#214)	KHLA(FM)	Jennings, LA	92.9	June 1, 2029
	KLCL(AM)	Lake Charles, LA	1470	June 1, 2028
	KJMH(FM)	Lake Arthur, LA	107.5	June 1, 2028
	KNGT(FM)	Lake Charles, LA	99.5	June 1, 2028
	KKRC(AM)	Jennings, LA	1290	June 1, 2028
	KTSR(FM)	De Quincy, LA	92.1	June 1, 2028
Lansing-East Lansing, MI (#128)	WFMK(FM)	East Lansing, MI	99.1	October 1, 2020
	WMMQ(FM)	East Lansing, MI	94.9	October 1, 2020
	WVFN(AM)	East Lansing, MI	730	October 1, 2020
	WITL-FM	Lansing, MI	100.7	October 1, 2020
	WJIM(AM)	Lansing, MI	1240	October 1, 2020
	WJIM-FM	Lansing, MI	97.5	October 1, 2020
	W272EB(FX)(4)	East Lansing, MI	102.3	Construction Permit
	W299CR(FX)(4)	Lansing, MI	107.7	Construction Permit
Laramie, WY (NR)	KCGY(FM)	Laramie, WY	95.1	October 1, 2021
	KOWB(AM)	Laramie, WY	1290	October 1, 2021
Lawton, OK (NR)	KLAW(FM)	Lawton, OK	101.3	June 1, 2021
	KVRW(FM)	Lawton, OK	107.3	June 1, 2021
	KZCD(FM)	Lawton, OK	94.1	June 1, 2021
Lubbock, TX (#167)	KFMX-FM	Lubbock, TX	94.5	August 1, 2021
	KFYO(AM)	Lubbock, TX	790	August 1, 2021
	KKAM(AM)	Lubbock, TX	1340	August 1, 2021
	KKCL-FM	Lorenzo, TX	98.1	August 1, 2021
	KQBR(FM)	Lubbock, TX	99.5	August 1, 2021
	KZII-FM	Lubbock, TX	102.5	August 1, 2021
	K280GU(FX)(4)	Lubbock, TX	103.9	Construction Permit
Lufkin-Nacogdoches, TX (NR)	KVLL-FM	Wells, TX	94.7	August 1, 2021

	KYKS(FM)	Lufkin, TX	105.1	August 1, 2021
	KAFX-FM	Diboll, TX	95.5	August 1, 2021
	KSFA(AM)	Nacogdoches, TX	860	August 1, 2021
	KTBQ(FM)	Nacogdoches, TX	107.7	August 1, 2021
	K283CW(FX)(4)	Nacogdoches, TX	104.5	Construction Permit
Missoula, MT (NR)	KYSS-FM	Missoula, MT	94.9	April 1, 2021
	KGVO(AM)	Missoula, MT	1290	April 1, 2021
	KMPT(AM)	East Missoula, MT	930	April 1, 2021
	KBAZ(FM)	Hamilton, MT	96.3	April 1, 2021
	KLYQ(AM)	Hamilton, MT	1240	April 1, 2021
	KAMM-FM	Frenchtown, MT	101.5	April 1, 2021
	KENR(FM)	Superior, MT	107.5	April 1, 2021
	KENR-FM1(4)	Missoula, MT	107.5	April 1, 2021
	K251CH(FX)(4)	Seeley Lake, MT	98.1	April 1, 2021
	K252FP(FX)(4)	Missoula, MT	98.3	April 1, 2021
	K259DD(FX)(4)	East Missoula, MT	99.7	April 1, 2021
Monmouth-Ocean, NJ (#55)	WADB(AM)	Asbury Park, NJ	1310	June 1, 2022
	WCHR-FM	Manahawkin, NJ	105.7	June 1, 2022
	WJLK(FM)	Asbury Park, NJ	94.3	June 1, 2022
	WOBM(AM)	Lakewood Township, NJ	1160	June 1, 2022
	WOBM-FM	Toms River, NJ	92.7	June 1, 2022
	W228EH(FX)(4)	Lakewood Township, NJ	93.5	June 1, 2022
	W244EE(FX)(4)	Asbury Park, NJ	96.7	Construction Permit
New Bedford-Fall River, MA (#180)	WBSM(AM)	New Bedford, MA	1420	April 1, 2022
	WFHN(FM)	Fairhaven, MA	107.1	April 1, 2022
	W258DR(FX)(4)	New Bedford, MA	99.5	Construction Permit
Odessa-Midland, TX (#163)	KBAT(FM)	Monahans, TX	99.9	August 1, 2021
	KODM(FM)	Odessa, TX	97.9	August 1, 2021
	KNFM(FM)	Midland, TX	92.3	August 1, 2021
	KZBT(FM)	Midland, TX	93.3	August 1, 2021
	KMND(AM)	Midland, TX	1510	August 1, 2021
	K236CP(FX)(4)	Lubbock, TX	95.1	August 1, 2021
Oneonta, NY (NR)	WBKT(FM)	Norwich, NY	95.3	June 1, 2022
	WCHN(AM)	Norwich, NY	970	June 1, 2022
	WDHI(FM)	Delhi, NY	100.3	June 1, 2022
	W232AS(FX)(4)	Oneonta, NY	94.3	June 1, 2022
	WDLA(AM)	Walton, NY	1270	June 1, 2022
	WDLA-FM	Walton, NY	92.1	June 1, 2022
	WDOS(AM)	Oneonta, NY	730	June 1, 2022
	WIYN(FM)	Deposit, NY	94.7	June 1, 2022
	WKXZ(FM)	Norwich, NY	93.9	June 1, 2022
	W232AT(FX)(4)	Norwich, NY	94.3	June 1, 2022
	W257BE(FX)(4)	Hamilton, NY	99.3	June 1, 2022
	WSRK(FM)	Oneonta, NY	103.9	June 1, 2022

	WTBD-FM	Delhi, NY	97.5	June 1, 2022
	WZOZ(FM)	Oneonta, NY	103.1	June 1, 2022
Owensboro, KY (NR)	WBKR(FM)	Owensboro, KY	92.5	August 1, 2020
	WOMI(AM)	Owensboro, KY	1490	August 1, 2020
	W256CF(FX)(4)	Owensboro, KY	99.1	August 1, 2020
	W279DV(FX)(4)	Owensboro, KY	103.7	Construction Permit
Pittsfield, MA (NR)	WBEC(AM)	Pittsfield, MA	1420	April 1, 2022
	WBEC-FM	Pittsfield, MA	95.9	April 1, 2022
	WNAW(AM)	North Adams, MA	1230	April 1, 2022
	WSBS(AM)	Great Barrington, MA	860	April 1, 2022
	WUPE(AM)	Pittsfield, MA	1110	April 1, 2022
	WUPE-FM	North Adams, MA	100.1	April 1, 2022
	W231AK(FX)(4)	Great Barrington, MA	94.1	April 1, 2022
	W277CJ(FX)(4)	Pittsfield, MA	103.3	April 1, 2022
	W234DD(FX)(4)	North Adams, MA	94.7	Construction Permit
Portland, ME (#98)	WBLM(FM)	Portland, ME	102.9	April 1, 2022
	WCYY(FM)	Biddeford, ME	94.3	April 1, 2022
	WHOM(FM)	Mount Washington, NH	94.9	April 1, 2022
	WJBQ(FM)	Portland, ME	97.9	April 1, 2022
Portsmouth-Dover-Rochester, NH (#122)	WSHK(FM)	Kittery, ME	105.3	April 1, 2022
	WOKQ(FM)	Dover, NH	97.5	April 1, 2022
	WSAK(FM)	Hampton, NH	102.1	April 1, 2022
	WPKQ(FM)	North Conway, NH	103.7	April 1, 2022
	W250AB(FX)(4)	Manchester, NH	97.9	April 1, 2022
Poughkeepsie, NY (#168)	WRRB(FM)	Arlington, NY	96.9	June 1, 2022
	WCZX(FM)	Hyde Park, NY	97.7	June 1, 2022
	WPDA(FM)	Jeffersonville, NY	106.1	June 1, 2022
	WKXP(FM)	Kingston, NY	94.3	June 1, 2022
	WRRV(FM)	Middletown, NY	92.7	June 1, 2022
	WEOK(AM)	Poughkeepsie, NY	1390	June 1, 2022
	WPDH(FM)	Poughkeepsie, NY	101.5	June 1, 2022
	WZAD(FM)	Wurtsboro, NY	97.3	June 1, 2022
	W239AC(FX)(4)	Middletown, NY	95.7	June 1, 2022
Presque Isle, ME (NR)	WBPW(FM)	Presque Isle, ME	96.9	April 1, 2022
	WOZI(FM)	Presque Isle, ME	101.9	April 1, 2022
	WQHR(FM)	Presque Isle, ME	96.1	April 1, 2022
Quad Cities, IA-IL (#154)	KJOC(FM)	Bettendorf, IA	93.5	February 1, 2021
	KBOB(AM)	Davenport, IA	1170	February 1, 2021
	KIIK-FM	De Witt, IA	104.9	February 1, 2021
	WXLP(FM)	Moline, IL	96.9	December 1, 2020
	KBEA-FM	Muscatine, IA	99.7	February 1, 2021
	K281DB(FX)(4)	Davenport, IA	104.1	Construction Permit
Quincy, IL-Hannibal, MO (NR)	KHMO(AM)	Hannibal, MO	1070	February 1, 2021
	KICK-FM	Palmyra, MO	97.9	February 1, 2021
	KRRY(FM)	Canton, MO	100.9	February 1, 2021
	WLIQ(AM)	Quincy, IL	1530	December 1, 2020

Richland-Kennewick-Pasco, WA (#176)	KEYW(FM)	Pasco, WA	98.3	February 1, 2022
	K254DP(FX)(4)	Pasco, WA	98.7	Construction Permit
	KFLD(AM)	Pasco, WA	870	February 1, 2022
	KOLW(FM)	Basin City, WA	97.5	February 1, 2022
	KORD-FM	Richland, WA	102.7	February 1, 2022
	KXRX(FM)	Walla Walla, WA	97.1	February 1, 2022
Rochester, MN (#218)	KFIL-FM	Chatfield, MN	103.1	April 1, 2021
	KFIL(AM)	Preston, MN	1060	April 1, 2021
	KDOC-FM	Eyota, MN	103.9	April 1, 2021
	KOLM(AM)	Rochester, MN	1520	April 1, 2021
	KROC(AM)	Rochester, MN	1340	April 1, 2021
	KROC-FM	Rochester, MN	106.9	April 1, 2021
	KWWK(FM)	Rochester, MN	96.5	April 1, 2021
	KDCZ(FM)	St. Charles, MN	107.7	April 1, 2021
	KFNL-FM	Spring Valley, MN	104.3	April 1, 2021
	KYBA(FM)	Stewartville, MN	105.3	April 1, 2021
	K285EL(FX)(4)	Rochester, MN	104.9	April 1, 2021
	K293CV(FX)(4)	Rochester, MN	106.5	April 1, 2021
	K245CX(FX)(4)	Rochester, MN	96.9	April 1, 2021
Rockford, IL (#162)	WXXQ(FM)	Freeport, IL	98.5	December 1, 2020
	WKGL-FM	Loves Park, IL	96.7	December 1, 2020
	WROK(AM)	Rockford, IL	1440	December 1, 2020
	WZOK(FM)	Rockford, IL	97.5	December 1, 2020
	W241DF(FX)(4)	Rockford, IL	96.1	Construction Permit
San Angelo, TX (#255)	KELI(FM)	San Angelo, TX	98.7	August 1, 2021
	KGKL(AM)	San Angelo, TX	960	August 1, 2021
	KGKL-FM	San Angelo, TX	97.5	August 1, 2021
	KKCN(FM)	Ballinger, TX	103.1	August 1, 2021
	KKCN-FM1(4)	San Angelo, TX	103.1	August 1, 2021
	KNRX(FM)	Sterling City, TX	96.5	August 1, 2021
	KNRX-FM1(4)	San Angelo, TX	96.5	August 1, 2021
Sedalia, MO (NR)	KSDL(FM)	Sedalia, MO	92.3	February 1, 2021
	KSIS(AM)	Sedalia, MO	1050	February 1, 2021
	KXKX(FM)	Knob Noster, MO	105.7	February 1, 2021
Shelby, MT (NR)	KSEN(AM)	Shelby, MT	1150	April 1, 2021
	KZIN-FM	Shelby, MT	96.7	April 1, 2021
Shreveport, LA (#144)	KEEL(AM)	Shreveport, LA	710	June 1, 2028
	KXKS-FM	Shreveport, LA	93.7	June 1, 2028
	KRUF(FM)	Shreveport, LA	94.5	June 1, 2028
	KVKI-FM	Shreveport, LA	96.5	June 1, 2028
	KWKH(AM)	Shreveport, LA	1130	June 1, 2028
	KTUX(FM)	Carthage, TX	98.9	August 1, 2021
	K269GO(FX)(4)	Shreveport, LA	101.7	June 1, 2028
	K277DO(FX)(4)	Shreveport, LA	103.3	Construction Permit
Sioux Falls, SD (#183)	KSOO(AM)	Sioux Falls, SD	1000	April 1, 2021
	KKLS-FM	Sioux Falls, SD	104.7	April 1, 2021

	KIKN-FM	Salem, SD	100.5	April 1, 2021
	KXRB(AM)	Sioux Falls, SD	1140	April 1, 2021
	KMXC(FM)	Sioux Falls, SD	97.3	April 1, 2021
	KYBB(FM)	Canton, SD	102.7	April 1, 2021
	KXRB-FM	Brandon, SD	100.1	April 1, 2021
	KSOO-FM	Lennox, SD	99.1	April 1, 2021
	K245DH(FX)(4)	Sioux Falls, SD	96.9	Construction Permit
	K272FZ(FX)(4)	Sioux Falls, SD	102.3	Construction Permit
St. Cloud, MN (#186)	KLZZ(FM)	Waite Park, MN	103.7	April 1, 2021
	KMXK(FM)	Cold Spring, MN	94.9	April 1, 2021
	KXSS(AM)	Waite Park, MN	1390	April 1, 2021
	KZRV(FM)	Sartell, MN	96.7	April 1, 2021
	WJON(AM)	St. Cloud, MN	1240	April 1, 2021
	WWJO(FM)	St. Cloud, MN	98.1	April 1, 2021
	W230DG(FX)(4)	Waite Park, MN	93.9	Construction Permit
	W237EU(FX)(4)	St. Cloud, MN	95.3	April 1, 2021
Texarkana, TX-AR (#240)	KKYR-FM	Texarkana, TX	102.5	August 1, 2021
	KOSY(AM)(5)	Texarkana, AR	790	June 1, 2020
	KPWW(FM)	Hooks, TX	95.9	August 1, 2021
	KYGL(FM)(5)	Texarkana, AR	106.3	June 1, 2020
	KMJI(FM)(5)	Ashdown, AR	93.3	June 1, 2020
	K298DB(FX)(4)	Texarkana, AR	107.5	Construction Permit
Trenton, NJ (#153)	WKXW(FM)	Trenton, NJ	101.5	June 1, 2022
	WCHR(AM)	Flemington, NJ	1040	June 1, 2022
	WNJE(AM)	Trenton, NJ	920	June 1, 2022
	WPST(FM)	Trenton, NJ	94.5	June 1, 2022
Tuscaloosa, AL (#209)	WQRR(FM)(5)	Reform, AL	101.7	April 1, 2020
	WFFN(FM)(5)	Coaling, AL	95.3	April 1, 2020
	WTBC(AM)(5)	Tuscaloosa, AL	1230	April 1, 2020
	WTSK(AM)	Tuscaloosa, AL	790	April 1, 2028
	WTUG-FM	Northport, AL	92.9	April 1, 2028
	W261BT(FX)(4)(5)	Tuscaloosa, AL	100.1	April 1, 2020
	W265CG(FX)(4)	Tuscaloosa, AL	100.9	April 1, 2028
	W227DD(FX)(4)	Brent, AL	93.3	April 1, 2028
	WALJ(FM)(5)	Northport, AL	105.1	April 1, 2020
Twin Falls-Sun Valley, ID (#242)	KEZJ-FM	Twin Falls, ID	95.7	October 1, 2021
	KLIX(AM)	Twin Falls, ID	1310	October 1, 2021
	KLIX-FM	Twin Falls, ID	96.5	October 1, 2021
	KSNQ(FM)	Twin Falls, ID	98.3	October 1, 2021
	K241DD(FX)(4)	Twin Falls, ID	96.1	Construction Permit
Tyler-Longview, TX (#141)	KISX(FM)	Whitehouse, TX	107.3	August 1, 2021
	KNUE(FM)	Tyler, TX	101.5	August 1, 2021
	KTYL-FM	Tyler, TX	93.1	August 1, 2021
	KKTX-FM	Kilgore, TX	96.1	August 1, 2021
Utica/Rome, NY (#173)	WFRG-FM	Utica, NY	104.3	June 1, 2022
	WIBX(AM)	Utica, NY	950	June 1, 2022

	WLZW(FM)	Utica, NY	98.7	June 1, 2022
	WOUR(FM)	Utica, NY	96.9	June 1, 2022
	WODZ-FM	Rome, NY	96.1	June 1, 2022
	W295DI(FX)(4)	Utica, NY	106.9	Construction Permit
Victoria, TX (NR)	KIXS(FM)	Victoria, TX	107.9	August 1, 2021
	KLUB(FM)	Bloomington, TX	106.9	August 1, 2021
	KQVT(FM)	Victoria, TX	92.3	August 1, 2021
	KTXN-FM(2)(4)	Victoria, TX	98.7	August 1, 2021
Waterloo-Cedar Falls, IA (#237)	KOEL(AM)	Oelwein, IA	950	February 1, 2021
	KOEL-FM	Cedar Falls, IA	98.5	February 1, 2021
	KKHQ-FM	Oelwein, IA	92.3	February 1, 2021
	KCRR(FM)	Grundy Center, IA	97.7	February 1, 2021
Wichita Falls, TX (#247)	KBZS(FM)	Wichita Falls, TX	106.3	August 1, 2021
	KNIN-FM	Wichita Falls, TX	92.9	August 1, 2021
	KWFS(AM)	Wichita Falls, TX	1290	August 1, 2021
	KWFS-FM	Wichita Falls, TX	102.3	August 1, 2021
	K245CZ(FX)(4)	Wichita Falls, TX	96.9	Construction Permit
Yakima, WA (#199)	KATS(FM)	Yakima, WA	94.5	February 1, 2022
	KDBL(FM)	Toppenish, WA	92.9	February 1, 2022
	KFFM(FM)	Yakima, WA	107.3	February 1, 2022
	KIT(AM)	Yakima, WA	1280	February 1, 2022
	KMGW(FM)	Naches, WA	99.3	February 1, 2022
	KUTI(AM)	Yakima, WA	1460	February 1, 2022
	K232CV(FX)(4)	Ellensburg, WA	94.3	February 1, 2022
	K267CV(FX)(4)	Yakima, WA	101.3	Construction Permit
(1) Townsquare Media Cedar Rapids, LLC programs KRQN(FM) pursuant to a TBA.
(2) Townsquare Media Victoria, LLC programs KTXN-FM pursuant to an LMA.
(3) Townsquare Media Duluth, LLC programs WWAX(FM) pursuant to a TBA.
(4) Our station count of 321 excludes the booster, LMA and TBA stations, as well as FM translators listed above. “(FX)” is used to identify FM translator stations. The “FM1” suffix after a call sign means the station is a booster station, rebroadcasting the programming of the station listed above it with the same four-letter call sign.
(5) License renewal application pending.
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
In November 2017, as part of its periodic review of broadcast ownership rules required by the Communications Act, the FCC adopted an Order on Reconsideration and Notice of Proposed Rulemaking (“Order”) addressing its ownership rules. The Order eliminated the newspaper/broadcast cross-ownership prohibition, including the ban on common ownership of newspapers and radio stations within the same market. The Order also eliminated the radio/television cross-ownership rule. However, on September 23, 2019, a three-judge panel of the U.S. Court of Appeals for the Third Circuit overturned the FCC’s 2017 decision and sent the proceeding back to the FCC for further consideration.  On November 20, 2019, the full Third Circuit denied requests for rehearing en banc of the three-judge panel’s September decision.  On December 20, 2019, the FCC issued an order stating that certain rules that the FCC eliminated in 2017 were now reinstated as a result of the Third Circuit decision, including the newspaper/broadcast cross-ownership prohibition and the radio/television cross-ownership rule.  In the meantime, there remains the possibility of a request for Supreme Court review of the Third Circuit decision.  At this time we cannot predict the outcome of any such appeal or whether the FCC will take further actions to amend its media ownership rules; or whether any such actions will have a material adverse effect on us.
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
Local Marketing Agreements
A number of radio stations, including certain of our radio stations, have entered into LMAs (also known as Time Brokerage Agreements). In a typical LMA, the licensee of a radio station makes available, for a fee, airtime on its radio station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. LMAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the radio station and, in particular, its personnel, content and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the radio station receiving content from another station maintains ultimate responsibility for, and control over radio station operations and otherwise ensures compliance with the Communications Laws.
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
Antitrust and Market Concentration Considerations
Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”), either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the radio stations to be acquired is above a certain threshold that increases periodically (presently $94.0 million as of February 27, 2020). Our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire additional radio stations in its existing markets or multiple radio stations in new markets and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain radio stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35.0% of local radio advertising revenue, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35.0% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35.0% share of radio advertising revenue in many of our markets.
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

ITEM 1A. RISK FACTORS
An investment in Townsquare involves a variety of risks and uncertainties. The following factors and other factors discussed in this Annual Report could cause our actual results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere in future SEC reports or statements made by our management from time to time. These factors may have a material adverse effect on our business, financial condition, operating results and cash flows, and should be carefully considered. We may update these factors in our future periodic reports.
Risks Related to Our Business
Decreased spending by advertisers, decline in attendance of our live events and changes in the economy may have a material adverse effect on our business.
Because a substantial majority of our net revenue is generated from the sale of local, regional and national advertising on our radio stations, digital properties and at our live events, a downturn in the economy or reduction in consumer confidence in the U.S. economy may have a material adverse impact on our business, financial condition and results of operations, as advertisers generally reduce their spending during such periods. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets (including concentrations in and around the Northeast, Upper Midwest, Texas and the Mountain West) could be adversely affected by local or regional economic downturns. A downturn in the U.S. economy could also adversely affect our advertising revenue and our results of operations.
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
A decline in attendance at or reduction in the number of concerts, expositions and other experiential events and other forms of entertainment may have an adverse effect on revenue and operating income from our live events business. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending and advertisers have reduced their advertising expenditures. Consumer discretionary spending is sensitive to many factors such as employment, fuel and energy prices, inflation and general economic conditions, and as a result, the risks associated with our live events business may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at our live events. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorships and our ability to generate revenue from live events or grow our live events business.
The impact of the COVID-19 pandemic, or the impact of any future pandemic, is uncertain and difficult to predict, but the COVID-19 pandemic and the measures taken to contain it has had a material adverse effect on our business and revenues to date and may have a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity in the future.
The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic in the first quarter of 2020, especially beginning in mid-March, and such impact has materially worsened to date in the second quarter. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen, including, but not limited to:

•
advertising revenue makes up the majority of our revenue, and, like other broadcast companies and similar businesses that depend on advertising spend, we have experienced, and may continue to experience, a significant decline in this revenue stream;

•
as a result of the COVID-19 pandemic, we have been forced to postpone or cancel a large number of our live events, which has had, and may continue to have, a significant negative impact on our live events revenue;

•
the COVID-19 pandemic has resulted in significantly reduced U.S. economic activity and significantly increased unemployment since early March, which could lead to a prolonged economic recession; consumer discretionary spending has been significantly curtailed and may worsen, all of which adversely impacts our customers’ businesses, financial condition, and liquidity and therefore our ability to sell advertising and our other products and services at acceptable rates or at all;

•
even when certain government and regulatory restrictions are lifted, consumer discretionary spending, attendance at live events and customer advertising may continue to be challenged due to fear, uncertainty and the increased challenges for businesses to re-start. Any prolonged reduction in actual revenues and anticipated reduction in projected revenues may require us to evaluate our intangible assets or goodwill for impairment;

•
the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, could affect our ability to ensure business continuity during the period of disruption related to the pandemic and could increase our health benefits expense. The outbreak has forced many of our on-site and management office employees to work remotely, which may adversely impact our ability to effectively manage our business and maintain our financial reporting processes and related controls, as well as introduce operational risk, including an increased vulnerability to potential cyber security attacks;

•
the financial markets and our stock price have also been adversely impacted by the COVID-19 pandemic, and the negative financial impact of the COVID-19 pandemic could result in difficulty accessing debt or equity capital on attractive terms, or at all, funding business operations, complying with the covenants and obligations under our outstanding Senior Credit Facilities and Senior Notes, including meeting required payments of principal and interest or repaying outstanding debt, as well as negatively affect our credit rating, and could present similar difficulties to our clients as well as challenging their ability to meet their payment obligations to us and our and their ability to comply with our agreements;

•
as a result of the impact of the COVID-19 pandemic on our business and cash flows, our board of directors has determined to cease payment of quarterly cash dividends. The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will continue to be at the sole discretion of our board of directors and will depend on our earnings, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our debt, state law and such other factors as our board of directors deems relevant; and

•
our operations have been affected by the COVID-19 pandemic. We have taken actions, including significantly reducing our non-essential capital expenditures, reducing our workforce, voluntary salary reductions by senior management and other wage reduction efforts, and we continue to evaluate opportunities for managing our operating expenses and conserving our financial resources. Our future strategies, prospects and plans for growth may also be negatively impacted by the COVID-19 pandemic.

Taken individually, or together in any combination, the above could cause a material adverse effect on our business, financial condition, results of operations, and liquidity, although the extent of the potential effect will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others. Further, many of the Risk Factors described in this report are more likely to occur and be further intensified as a result of the impact of the COVID-19 pandemic.

We identified certain misstatements to our previously issued financial statements and have restated certain of our Consolidated Financial Statements, which has created additional risks and uncertainties that may have a material adverse effect on our business, financial position and results of operations.
As discussed in the Explanatory Note, in Note 3, Restatement of Previously Issued Consolidated Financial Statements, and Note 17, Unaudited Quarterly Financial Data, in Item 8, Financial Statements and Supplementary Data, Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report, we restated our previously issued Consolidated Financial Statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017, and restated our unaudited quarterly financial data of the first three quarters of the year ended December 31, 2019, and each quarter of the year ended December 31, 2018. We concluded that these previous periods should be restated to correct; (i) an error in the projected cash flows that were utilized in our FCC license valuation model, which resulted in the understatement of specified impairment charges, (ii) the tax treatment of the loss on the 2018 sale of North American Midway Entertainment ("NAME"), (iii) recognizing a valuation allowance against our federal net operating loss carryforwards, (iv) the elimination of deferred tax assets related to stock-based compensation, and (v) the calculation of basic loss per common share and the related impacts to our Consolidated Financial Statements.
As a result of these errors and the restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses. We may become subject to legal proceedings brought by regulatory or governmental authorities, or subject to other legal proceedings, as a result of the errors or the related restatement, which could result in a loss of investor confidence and other reputational harm, the loss of key employees, additional defense and other costs. Any of the foregoing impacts, individually or in aggregate, may have a material adverse effect on our business, financial position and results of operations.
We may lose audience ratings, market share and advertising revenue to competing radio stations or other types of media competitors.
We operate in a highly competitive industry. Our radio operations compete for audiences and advertising market share with other radio stations and radio station groups, radio networks, other syndicated content and other media such as broadcast television, newspapers, magazines, cable television, satellite television, the internet, internet radio, satellite radio, outdoor advertising, mobile devices and other portable digital audio players. We also compete for advertising dollars with other large companies, such as Facebook, Google and Amazon. Any adverse change in a particular market or in the relative market positions of the radio stations located in a particular market, or any adverse change in audiences’ preferences could have a material adverse effect on our ratings or revenue. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future, offer syndicated content that competes with our content, or try to acquire distribution rights of media content and products or on-air talent that we use or have under contract, and these companies may be larger and have more financial resources than we do.
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
We face substantial competition for advertising revenue in our various markets from free and paid newspapers, magazines, websites, digital platforms and applications, television, radio, other forms of media, direct marketing and online advertising networks and exchanges. Competition for advertising is generally based on audience levels and demographics, price, service and advertising results. It has intensified as a result of the continued development of digital media and in recent years, advertisers have shifted dollars toward digital, putting downward pressure on our broadcast revenue. If this trend continues, we may experience a decline in broadcast revenue as a result. In addition, competition from all of these media and services affects our ability to attract and retain advertisers and consumers and to maintain or increase our advertising rates.
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
Approximately 0.7%, 2.4%, and 0.6% of our net revenue, for the years ended December 31, 2019, 2018 and 2017, respectively, consisted of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years and especially the years in which the U.S. President is elected, has the potential to create fluctuations in our operating results on a year-to-year basis. For example, during 2018, we had political advertising revenue of $10.0 million compared with only $3.1 million, and $2.4 million in 2019 and 2017, respectively. In addition, political advertising revenue is dependent on the level of political ad spend and competitiveness of local, state and national elections within each local market.
Our future revenue and earnings growth will be significantly impacted by our newer digital lines of business.
We invest significant capital and employee resources in Townsquare Interactive, our digital marketing solutions business, and Townsquare Ignite, our programmatic digital advertising business. Developing new lines of business with high-growth prospects, beyond our historical core business, is speculative and complex, and commercial success will depend on a number of new risks, opportunities and uncertainties specific to each line of business. These digital business lines are subject to significant competition and are subject to rapidly changing technology and evolving standards. As we continue to expand into these markets, we will also face new sources of competition, including, in certain of these markets, from companies with longer operating histories, established customer bases, greater brand recognition and more financial, technical, marketing, and related resources. We will need to cultivate new relationships with customers, third party providers and other partners in each of these markets. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures. In addition, there can be no assurance that our digital technologies we use or develop will be adequate, or that we will be able to establish our proprietary right to the technologies we rely upon.
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
We may not be able to create sufficient advertiser interest in our digital properties or to maintain or increase the advertising rates of the inventory on our digital properties. Even if we maintain traffic levels, the market position of our brands may not be enough to counteract a significant downward pressure on advertising rates.
We have identified several material weaknesses in our internal control over financial reporting. If we are unable to remediate the material weaknesses, or if we experience additional material weaknesses in the future, our business may be harmed.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting.
We were previously an emerging growth company and our auditor previously was not required to make a formal assessment of the effectiveness of our internal control over financial reporting in our 2018 Annual Report. Because we ceased to be an “emerging growth company” as of the end of the year ended December 31, 2019 and are not a non-accelerated filer, we are now subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting for the first time in this Annual Report, among additional requirements.
Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to the material weaknesses described under “Item 9A. Controls and Procedures” in this Annual Report. For similar reasons, management also concluded our disclosure controls and procedures were not effective as of December 31, 2019. We have taken and continue to take steps to remediate our material weaknesses.
Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. If we are unable to successfully remediate our existing material weaknesses or any additional material weaknesses in our internal control over financial reporting are identified in the future, our business may be harmed. Such harm may include: (i) failure to accurately report our financial results, to prevent fraud or to meet our SEC reporting obligations on a timely basis or at all; (ii) material misstatements in our Consolidated Financial Statements and harm to our operating results and investor confidence; and (iii) a material adverse effect on the trading price of our stock. In addition, the foregoing could subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, and result in the breach of covenants in our debt agreements, any of which could have a material adverse impact on our operations, financial condition, results of operations, liquidity and our stock’s trading price.
Further, there are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.
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
We pay royalties to song composers and publishers through four professional rights organizations (“PROs”), which currently are Broadcast Music, Inc. ( “BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”), SESAC, Inc. (“SESAC”) and Global Music Rights, Inc. (“GMR”), for the performance of music on our radio stations and websites. We also pay royalties to Sound Exchange for music streamed on our websites. Royalty rates are subject to adjustment and it is possible that our royalty rates associated with obtaining rights to use musical compositions and sound recordings in our programming content could increase as a result of private negotiations, regulatory rate-setting processes, or administrative and court decisions. In addition, the emergence of one or more new PROs could increase the royalties we pay.
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
A security breach or cyber-attack of our computer systems could interrupt or damage our operations or harm our reputation. A security breach could occur both from external sources, including malicious attacks and third party service provider vulnerabilities, as well as internal sources, such as employee error, failures in our security measures or vulnerabilities in our networks or code base. Any security breaches of our computer systems, including repeated or sustained attacks or disruptions, could interrupt delivery of services to customers, potentially increasing costs and reducing revenue. If third parties or our employees are able to penetrate our network security or otherwise misappropriate personal information or contact information of our customers, audience, business partners or advertisers, or if we give third parties or our employees improper access to such data, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Even in the absence of bad actors, unidentified vulnerabilities or glitches in our systems could result in loss of business critical data or otherwise compromise the confidentiality, integrity or availability of such data. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices. We could also be subject to regulatory or private rights of action in certain jurisdictions.
The number and scale of cyber-attacks causing significant business disruptions, such as global ransomware attacks, are increasing and could pose a risk to our ability to deliver our services and operate our business. Any future ransomware or other cyber-attack could disrupt our service delivery for an indeterminate period of time, as well as compromise or destroy personal and business-critical data and information within our control. Recovering from such an attack may require significant resources to restore business operations and our services, including personnel time and capital costs. In some cases, recovery of such data may not be possible. If a security breach results in the exposure or unauthorized disclosure of personal information, we could incur additional costs associated with data breach notification and remediation expenses, investigation costs, regulatory penalties and fines, and legal proceedings. Our insurance coverage may not be adequate to cover all the costs related to such breaches or attacks.
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
Select business operations, including online advertising, analytics engines and data storage, rely on partnerships with third party service providers, the operations, practices, and processes of which are outside our control. Despite due diligence in engaging these third parties and efforts to contractually protect our interests, we cannot guarantee that these third parties will adequately protect the personal information that we share with, or that is collected on our behalf by, such third parties or that such third parties will fully or sufficiently comply with all applicable data protection laws and contractual obligations. The failure of our third party service providers to adequately protect the personal information we process could result in a security breach of such personal information, potentially exposing us to the liability of a data breach or mishandling of personal information. Even where personal information is not involved, a successful cyber-attack on one of our third party service providers could result in a disruption to our operations and impact revenues.
Under recent developments in data protection laws, particularly the European Union’s General Data Protection Regulation, we may be liable for the compliance of any third parties engaged to process personal information on our behalf with applicable data protection laws. More recently, California enacted the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information and, in some cases, delete such personal information. If any of our third party service providers fail to comply with applicable laws, we may face additional exposure and liability on behalf of such providers. While we attempt to control against such outcomes through our vetting of third party service providers and with appropriate contractual obligations, we cannot ensure our third party service providers will fully comply with all such obligations. Moreover, the regulatory landscape is constantly evolving and subject to ongoing interpretations and guidance from regulatory authorities. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA and other privacy laws could have an adverse impact on our business, results of operations and financial condition.
We may lose key on-air talent to competing radio stations or other types of media competitors.
The success of our radio stations is significantly impacted by our on-air talent, and we compete for on-air talent with other radio stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, cable television, satellite television, the internet and satellite radio. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons, and the contracts we have with certain talent generally are limited in duration. Any adverse changes in particular programs or on-air talent generally could have a material adverse effect on our ratings and our ability to attract advertisers, which could negatively impact our business, financial condition or results of operations.
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
Ratings for broadcast radio stations and traffic or visitors to a particular website are also factors that are weighed when advertisers determine which outlets to use and in determining the advertising rates that the outlet receives. Poor ratings or traffic levels can lead to a reduction in pricing and advertising revenue. For example, if there is an event causing a change of programming at one of our radio stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenue or profitability as the previous programming. In addition, changes in ratings methodology and technology could adversely impact our ratings and negatively affect our advertising revenue. In each market, there has been a compression in the relative ratings of all radio stations in the market, enhancing the competitive pressure within the market for advertising dollars. Because of the competitive factors we face, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue, which could have an adverse impact on our business, financial condition and results of operations.
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
We have a significant amount of indebtedness. As of December 31, 2019, we had $556.6 million of outstanding indebtedness, net of deferred financing costs of $3.8 million, with annual cash interest expense requirements of approximately $33.5 million. which represented 70.6% of cash flow from operating activities for continuing operations. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We may incur substantial additional amounts of indebtedness, as well as incur significant non-debt obligations, which could further exacerbate the risks associated with such indebtedness. Our substantial indebtedness could have other significant effects on our business.
For example, it could:

•	increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict us from taking advantage of opportunities to grow our business;

•	make it more difficult to satisfy our financial obligations;

•	limit our ability to make quarterly dividend payments in the future;

•	place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes on satisfactory terms or at all.

In addition, the agreements evidencing or governing our current indebtedness do contain, and the agreements evidencing or governing our future indebtedness may contain, restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interest. In addition, as a result of our borrowing of funds under our Revolving Credit Facility (defined below) on March 17, 2020, we became subject to a requirement to maintain a 3.75:1.00 first lien leverage ratio (as defined under our Senior Secured Credit Facility (defined below) as of the end of each calendar quarter. Our ability to comply with those covenants depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness, which would have a material adverse effect on our business.
The term loans under our Senior Secured Credit Facility (the “Term Loans”) mature in April, 2022, and the revolving credit facility under our Senior Secured Credit Facility (the “Revolving Credit Facility”) has a springing maturity six months inside that date. We will need to refinance both our Term Loans and Revolving Credit Facility prior to maturity. Our ability to refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and increase our debt service obligations and may require us to comply with more onerous covenants, which could further restrict our business operations. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of the agreements governing our indebtedness, and, as a result, we could be forced into bankruptcy or liquidation.
Our indebtedness under our Senior Secured Credit Facility uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause LIBOR to disappear entirely after 2021 or to perform differently than in the past. We expect that reasonable alternatives to LIBOR will be created and implemented prior to the 2021 target date. Fallback provisions are being written into LIBOR-based contracts to attempt to reduce the risk of sudden and unpredictable increases in the cost of variable rate indebtedness. However, we cannot predict the consequences and timing of these developments.
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
We pursue strategic acquisitions when such acquisitions are strategic and financially additive and meet our overall business needs. We engage in strategic sales of our assets from time to time, as it makes financial sense to do so and meets our overall business needs. We have also been required by the FCC to divest radio stations. However, due to financial and economic market conditions, both in the radio industry and in the overall U.S. economy, our consummation of future acquisitions or dispositions, even those required radio station divestitures, is uncertain and may be difficult.
We face intense competition in the live events industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.
The live events industry is highly competitive, and we may not be able to maintain or increase our current revenue due to such competition. The live events industry competes with other forms of music and non-music entertainment for consumers’ discretionary spending and within this industry we compete with other venues to win contracts and book talent, and, in the markets in which we promote music concerts, we face competition from other promoters and venue operators. Our competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential customers, talent, and venues. Our competitors may develop services, advertising options or venues that are equal or superior to those we provide or that achieve greater market acceptance and brand recognition than we achieve. In addition, although many live events formats are annual in nature, there is risk that they will reach the end of their product life cycle as consumer tastes evolve and we will not be able to develop new events that cater to new consumer preferences. Finally, it is possible that new competitors may emerge and rapidly acquire significant market share.
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
There are inherent risks involved with producing live events. As a result, personal injuries and accidents have, and may, occur from time to time, which could subject us to claims and liabilities for personal injuries. Incidents in connection with our live events at any of our venues that we own or rent, could also result in claims, reducing operating income or reducing attendance at our events, which could cause a decrease in our revenue. While we maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect us from material financial loss for personal injuries sustained by persons at our venues or events or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.
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
As of December 31, 2019, our FCC licenses and goodwill comprised approximately 43.6% and 17.9% of our consolidated total assets, respectively. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. The fair value measurements for both our goodwill and indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.
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
At December 31, 2019, the Company performed its annual impairment test which resulted in impairment charges of $39.4 million on its FCC licenses and $69.0 million on goodwill. Refer to Note 8, Goodwill and Other Intangible Assets for additional information.

We rely on third parties to provide the technologies necessary to deliver content, advertising and services to our audience, and any change in the licensing terms, costs, availability, or acceptance of these formats and technologies could adversely affect our business.
We rely on third parties to provide the technologies that we use to deliver content, advertising, and services. There can be no assurance that these providers will continue to license their technologies or intellectual property to us on reasonable terms, or at all. Providers may change the fees they charge users or otherwise change their business model in a manner that slows the widespread acceptance of their technologies. In order for our services to be successful, there must be a large base of users of the technologies necessary to deliver our content, advertising and services. We have limited or no control over the availability or acceptance of those technologies, and any change in the licensing terms, costs, availability, or user acceptance of these technologies could adversely affect our business.
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
We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks, pandemics or natural disasters.
The occurrence of extraordinary events, such as terrorist attacks, natural disasters, contagious disease outbreaks or pandemics (for example, the coronavirus that surfaced in Wuhan, China), intentional or unintentional mass casualty incidents or similar events may substantially impact our operations in specific, geographic areas, as well as nationally, may directly affect our employees, including our key employees, and may decrease the use of and demand for advertising, and the attendance at our live events, which may decrease our revenue or expose us to substantial liability. The occurrence of future terrorist attacks, military actions by the U.S., contagious disease outbreaks or pandemics or other unforeseen similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies where we do business in general and specifically in the market for advertising or live events. In addition, an act of God or a natural disaster could adversely impact any one or more of the markets where we do business, thereby impacting our business, financial condition and results of operations.
Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.
We did not file this Annual Report within the timeframe required by the SEC; thus, we have not remained current in our reporting requirements with the SEC. We are not currently eligible to use a registration statement on Form S-3 that would allow us to continuously incorporate by reference our SEC reports into the registration statement, or to use “shelf” registration statements to conduct offerings, until approximately one year from the date we regained and maintain status as a current and timely filer. If we wish to pursue an equity or debt offering within the next year, we would be required to conduct the offering on an exempt basis, such as in accordance with Rule 144A, or file a registration statement on Form S-1. Using a Form S-1 registration statement for a public offering would likely take significantly longer than using a registration statement on Form S-3 and increase our transaction costs, and could, to the extent we are not able to conduct offerings using alternative methods, adversely impact our liquidity, ability to raise capital or complete acquisitions in a timely manner.
Risks Related to Governmental Regulation and Legislation
Our business depends upon licenses issued by the FCC, and if licenses were not renewed or we were to be out of compliance with FCC regulations and policies, our business could be materially impaired.

The radio industry is subject to extensive regulation by the FCC under the Communications Act. Our radio stations depend upon maintaining their broadcasting licenses issued by the FCC, which are currently issued for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, the FCC granted all of the license renewal applications that were filed for our radio stations. The next license renewal cycle began in 2019. We cannot be certain that our future license renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our business, financial condition and results of operations, result in material impairment and adversely affect our liquidity and financial condition. If any of our FCC licenses are not renewed, it would prevent us from operating the affected radio station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a radio station license while a renewal application for that radio station is pending. In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on our operations and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our business. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our business, financial condition and results of operations. For further details on federal regulation of radio broadcasting, see “Business-Federal Regulation of Radio Broadcasting.”
The FCC has been vigorous in its enforcement of its rules and regulations, including its indecency and sponsorship identification rules, violations of which could have a material adverse effect on our business.
The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live content. The FCC vigorously enforces its indecency rules against the broadcasting industry as a whole and violations of these rules may result in fines or, in some instances, revocation of a FCC license. The FCC’s focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications.
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
In October 2015, the FCC released a First Report and Order and Further Notice of Proposed Rulemaking titled “Revitalization of AM Radio Service,” enacting several modifications to its technical rules for AM radio stations. Included in the order is the elimination of a rule which requires certain AM stations to reduce nighttime interference when seeking to modify their facilities. Also included is a relaxation of the FCC’s requirements for AM stations to provide their communities of license with a specific level of signal coverage, with the intended purpose of permitting AM stations to change the locations of their transmitting facilities. As a result of these rule changes, it is possible that some of our stations may experience increased nighttime interference from other stations in connection with facility modifications. It is also possible that stations owned by others and not serving our markets could move into our markets and become new competitors and cause interference to our stations or translators. Another aspect of the FCC’s revitalization order was exclusive AM filing windows in 2016 to allow AM stations to move a FM translator up to 250 miles to rebroadcast that AM station’s signal, and windows in 2017 and 2018 exclusively for AM stations to apply for a new FM translator construction permit.  The filing windows for applications for new FM translators to operate as companions to AM stations were July 26 through August 2, 2017 for certain AM stations and January 18 through January 31, 2018 for certain other AM stations. As a result of these filing windows many broadcast companies, including our Company, have constructed and are operating new FM broadcast translator stations, or have construction permits to do so in the future, and thereby rebroadcast certain of their AM stations in the FM band. We cannot predict at this time to what extent these new FM broadcast translator stations will impact our Company.
The information we collect and process is of increasing businesses importance and new or changing federal, state or international privacy legislation or regulation create uncertainty for our continued use of the information we collect and process.
In the course of our ordinary business operations, we may collect personal information and non-personal information that is critical or commercially-useful to our business, including personal information related to our employees, audience, advertisers, contractors, and customers. As a result of our digital expansion efforts and third party partnerships, the volume, sensitivity, and business importance of the information we collect and use is increasing. We collect this information directly from individuals, through passive tracking technology such as “cookies” and indirectly through third parties engaged to provide services on our behalf. In addition to the risk that a security breach may compromise this information, this information may include personal information such as names, contact information, credit card information, geolocation and demographic information that is subject to specific data protection and privacy laws.
We are subject to federal, state and international data protection and privacy laws and regulations that require us to comply with specific consumer protection, information security and data protection and privacy requirements. The legal and regulatory landscape continues to evolve, with new laws being enacted or coming into force. Additionally, we are now required to comply with the new California Consumer Protection Act (“CCPA”), which requires us to update both our internal and external policies and procedures to meet our compliance obligations under CCPA. Compliance with CCPA may require that we change or amend activities that involve personal information, which may impact business operations or our ability to effectively use personal information in our control. Furthermore, as mentioned under “—Our engagement of third party service providers increases our exposure to security and data privacy risks” above, such requirements include allowing consumers to limit our use of their personal information, or delete it entirely.
Regulatory enforcement actions and interpretations of new data protection and privacy laws and regulations may change how these requirements apply to our business and collection, use, storage, and disclosure of personal information, creating uncertainty regarding the continued viability of information-reliant business activities. Certain interpretations or implementation of new data protection and privacy laws, as well as the evolving legal and regulatory landscape, could harm our business, including negatively impacting the cost of doing business or our ability to engage in certain business practices. Furthermore, recent disclosures of major data breaches and company data collection, use and disclosure practices to which large segments of the consumer population have objected may result in both increased interest in U.S. federal data privacy legislation as well as changes to consumer privacy expectations and demands. Such shifts may restrict our ability to collect and/or process personal information in a particular way or derive economic value from personal, and even non-personal, information.
We have implemented and are implementing policies and procedures to comply with applicable data protection and privacy laws and regulations, but such measures may not always be effective, particularly as the legal landscape continues to evolve, and regulatory guidance is often ambiguous or inconsistent. Some of our internal processes are manual and rely on employees to follow and adhere to our policies and procedures, which can result in employee error and internal compliance failures. Any failure or perceived failure by us to comply with our policies or applicable data protection and privacy laws and regulations could result in regulatory enforcement actions against us, proceedings by governmental entities, consumers or others (including our contractual third parties), and loss in brand value and reputation. Such results could possibly require us to incur costs for defending against proceedings or paying regulatory fines or penalties and responding to such outcomes could consume considerable management focus and internal resources, decrease demand for our services, or increase the costs of, or otherwise limit, our ability to do business.
New or changing federal, state or international privacy legislation or regulation could hinder the growth of our internet properties.
A variety of federal and state laws govern the collection, use, retention, sharing and security of consumer data that our internet properties use to operate certain services and to deliver certain advertisements to its customers, as well as the technologies used to collect such data. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, new legislative proposals affecting privacy are now pending at both the federal and state level in the U.S. Changes to the interpretation of existing law or the adoption of new privacy-related requirements could hinder the growth of our internet presence. Also, a failure or perceived failure to comply with such laws or requirements or with our own policies and procedures could result in significant liabilities, including a possible loss of consumer or investor confidence or a loss of customers or advertisers, and could adversely affect our business, financial condition and results of operations. Furthermore, the oversight required to monitor and adapt to the ever-changing regulatory landscape could consume considerable management focus and internal resources, or increase the costs of, or otherwise limit, our ability to do business.
Risks Related to Ownership of Our Class A Common Stock
We are a smaller reporting company and intend to avail ourselves of certain reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.
We are a smaller reporting company, as defined in the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We intend to take advantage of certain of these reporting exemptions until we are no longer a smaller reporting company. We will remain a smaller reporting company until the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250 million or more and annual revenue as of our most recently completed fiscal year is $100 million or more, or the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $700 million or more, regardless of annual revenue.
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
Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of May 29, 2020 we had 14,330,220 shares of Class A common stock outstanding, outstanding warrants to purchase 8,977,676 shares of Class A common stock, 3,011,634 shares of Class B common stock outstanding and 1,636,341 shares of Class C common stock outstanding. The shares of Class A common stock are freely tradable without restriction under the Securities Act of 1933, as amended (the “Securities Act”), except for any shares of our Class A common stock that may be held or acquired by our directors, executive officers and other affiliates, as that term is defined in the Securities Act, which are restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

Holders of approximately 19.1 million shares of our Class A common stock (including shares underlying outstanding warrants and assuming the conversion of all shares of Class B and Class C common stock into shares of Class A common stock, each on a one-for-one basis) have the right to require us to register the sales of their shares under the Securities Act, under the terms of registration agreements between us and the holders of these securities.
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
The NYSE could commence procedures to delist our common stock in the event we do not timely file all required periodic reports with the SEC, in which case the market price of our shares might decline and become more volatile and our stockholders’ ability to trade in our stock could be materially adversely affected.
As a result of our failure to timely file this Annual Report with the SEC, as previously disclosed, on April 2, 2020, we received a notice from the NYSE indicating that we are not in compliance with the NYSE’s continued listing requirements under the timely filing criteria outlined in Section 802.01E of the NYSE Listed Company Manual as a result of our failure to timely file and that, under the NYSE’s rules, we had six months from March 31, 2020 to file this Annual Report. As a result of filing this Annual Report, we believe that we are no longer subject to the procedures set forth in the NYSE’s listing standards related to late filings or subject to the risk of delisting; however, our failure to file future periodic reports with the SEC in a timely manner or within any extension periods may subject our common stock to delisting by the NYSE. If our common stock is delisted, there can be no assurance whether or when it would again be listed for trading on NYSE or any other similar exchange. If our common stock is delisted and not otherwise listed on a national securities exchange with similar trading and liquidity, the market price of our shares will likely decline and become more volatile, and our stockholders’ ability to trade in our stock will be adversely affected.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, our certificate of incorporation or our by-laws, or (iv) any other action asserting a claim against us that is governed by the internal affairs doctrine. This provision is not intended to apply to claims arising under the Securities Act and the Exchange Act. To the extent the provision could be construed to apply to such claims, there is uncertainty as to whether a court would enforce the provision in such respect, and our stockholders will not be deemed to have waived compliance with federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
Any future cash dividends will be at the discretion of our board of directors and other factors. You may not receive any return on investment unless you are able to sell your Class A common stock for a price greater than your purchase price.
As a result of the economic circumstances and uncertainty created by the COVID-19 pandemic, our board of directors has determined to cease payment of quarterly cash dividends. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing our indebtedness, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares, realization of a gain on your investment may depend on the appreciation of the price of our Class A common stock, which may never occur.
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
As of December 31, 2019, we owned 46 facilities containing broadcast studios and 282 towers in our 67 markets. Where we do not own studios or towers, we lease these facilities. In addition, we lease various office facilities across the U.S. for our corporate, digital marketing solutions, and e-commerce operations, including a space in Purchase, New York for our principal corporate office. We also lease venues to host our live events from time to time.
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
Item 3. Legal Proceedings
There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the year ended December 31, 2019. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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
Holders
On May 29, 2020 the Company had 160 Class A common stockholders of record, 8 Class B common stockholders of record and 2 Class C common stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.
Dividend Policy
In the second quarter of 2018, the Company paid its first cash dividend, of $0.075 per share, and has paid equivalent dividends on a quarterly basis since then. Each quarterly dividend payment was approximately $2.1 million in the aggregate. In March of 2020 the board of directors approved a dividend of $0.075 per share. The dividend was paid to holders of record of our common stock and warrants as of April 2, 2020. The $2.1 million dividend was paid on May 15, 2020. As a result of the economic circumstances and uncertainty created by the COVID-19 pandemic, our board of directors has determined to cease payment of quarterly cash dividends. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant.
In addition, since we are a holding company, substantially all of the assets shown on our Consolidated Balance Sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends largely depend upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us.
Recent Sale of Unregistered Securities
None.
Issuer Purchase of Equity Securities
Repurchases of Class A common stock during the fourth quarter of 2019 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 to October 31, 2019	—	$—	—	—
November 1, 2019 to November 30, 2019	50,000(1)	8.00	—	—
December 1, 2019 to December 31, 2019	—	—	—	—
Total	50,000	$8.00	—	—
(1) On November 13, 2019, the Company repurchased 50,000 shares of Class A common stock from its Chief Executive Officer, Bill Wilson, in order to assist Mr. Wilson with the 2019 tax obligations he incurred upon the vesting of 100,000 shares of Class A common stock of the Company that were previously issued to Mr. Wilson. The shares were repurchased at a price of $8.00 per share.
Item 6. Selected Financial Data

This Item is not required as we are a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis is intended to provide the reader with an overall understanding of our financial condition, results of operations, cash flows and sources and uses of cash. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, risks and opportunities in our industry. In addition, we also provide a discussion of accounting policies that require critical judgments and estimates. This discussion should be read in conjunction with our Consolidated Financial Statements and related notes appearing elsewhere in this Annual Report. The following discussion contains forward-looking statements and our actual results could differ materially from those discussed in the forward-looking statements as a result of a number of factors, including those set forth in the sections entitled “Risk Factors” and “Forward-Looking Statements” and elsewhere in this Annual Report.
Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. See the section of this Annual Report titled, “Forward-Looking Statements” above for further information regarding forward-looking statements.
OUR BUSINESS
Townsquare is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States.  We own and operate 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 19,000 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), an e-commerce offering, and we own and operate approximately 200 local live events each year. Many of our radio stations are considered market leaders and we also participate in the digital, mobile, video and social media arena. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, we create, promote and produce a diverse range of live events, including, concerts, expositions and other experiential events within and beyond our radio markets.
Our integrated and diversified product and service offerings enable local, regional and national advertisers to target audience engagement across multiple platforms, including on-air, online and at live events. Advertising revenue for our businesses is highly correlated to changes in gross domestic product (“GDP”) as dollars spent on advertising has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of February 27, 2020, U.S. GDP growth for the year ended December 31, 2019 was 2.3%. We believe our product and service offerings, combined with our leading market position in small and mid-sized markets, enable us to generate higher total net revenue per audience member than radio station owners focused on larger markets.
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
We also offer digital marketing solutions through Townsquare Interactive, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our digital marketing solutions, include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, social media management, and website retargeting.
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
The Company has identified three operating segments, which are Advertising, including broadcast and digital advertising products and solutions, Townsquare Interactive, our digital marketing solutions business and Live Events, including concerts, expositions and other experiential events.

OVERVIEW OF OUR PERFORMANCE
Changes In Our Business
During the first quarter of 2019, management concluded that the Company should exit its music festival business, which consisted of four multi-day music festivals (the “Music Festivals”). On May 24, 2019, the Company closed on the sale of the Music Festivals for $10.0 million. Upon the sale, the Company and the purchaser of the Music Festivals entered into a production services agreement which required the Company to operate the 2019 festivals on the purchaser's behalf. The Company acted as an independent contractor while performing the services and earned a fixed percentage of profits from the festivals. Accordingly, the assets, liabilities and results of operations of this business have been presented as discontinued operations on the Consolidated Balance Sheets as of December 31, 2019 and 2018, and in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017. Refer to Note 6, Divestitures and Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements for additional information.
On July 2, 2018, the Company acquired certain assets and liabilities related to three radio stations in Princeton, NJ (“the Princeton Acquisition”) from Connoisseur Media, LLC. We use the term “pro forma” in this section to refer to results that include the Princeton Acquisition as if it had been completed on January 1, 2017. This presentation provides the users of this financial information a comparable format for analysis. Refer to Note 5, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information.
On June 29, 2018, the Company entered into an Agreement of Purchase and Sale to transfer its 70% controlling interest in Mountain Jam, LLC ("Mountain Jam") to Chet-5 Festivals ("Chet-5"), LLC and to acquire the 30% minority interest in Taste of Country Productions LLC from Chet-5. The assets and liabilities associated with Mountain Jam qualified as an asset held for sale and the associated results of operations qualified for presentation as a discontinued operation. Accordingly, assets, liabilities and results of operations of these businesses have been presented as discontinued operations on the Consolidated Balance Sheet as of December 31, 2018, and in the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017. Refer to Note 6, Divestitures and Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements for additional information.
During the fourth quarter of 2017, we undertook a corporate strategic review of the Company’s operations and concluded the Company should exit certain entertainment businesses and that two live event verticals, Premium Music and Holiday, would be discontinued. The assets and liabilities associated with the Heartland Group, LLC and its wholly owned subsidiary North American Midway Entertainment ("NAME") qualified as an asset held for sale and the associated results of operations qualified for presentation as a discontinued operation. On May 24, 2018, the Company,  through  a  subsidiary of Townsquare Live Events, LLC, sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly owned subsidiary NAME to North American Fairs, LLC for $23.5 million. Accordingly, the assets, liabilities and results of operations of this business have been presented as discontinued operations on the Consolidated Balance Sheet as of December 31, 2018, and in the Consolidated Statements of Operations for the years ended December 31, 2018 and 2017. Refer to Note 6, Divestitures and Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements for additional information.
Changes in our Segments
On January 2, 2019, the Company announced that its Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of this organization change, Mr. Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events.  The Company has concluded that each of these operating segments shall be presented separately. Prior year segment presentation has been conformed with the current year presentation.

Restatement of Previously Issued Consolidated Financial Statements

In connection with the performance of our 2019 annual testing for impairment to our FCC licenses, management determined that the projected cash flows utilized under the income valuation method to perform our annual testing for impairment to our FCC licenses included cash flows which have been determined to be indirectly related to the cash flows generated from the use of our FCC licenses. As a result, our non-cash impairment charge for the years ended December 31, 2018 and 2017 were understated by approximately $28.3 million and $3.8 million, respectively and therefore the provision for income taxes, net income, earnings per share and retained earnings were all overstated in our previously reported Consolidated Financial Statements for the years ended December 31, 2018 and 2017. The impact on our Consolidated Balance Sheets was primarily an overstatement of intangible assets, net and an overstatement to retained earnings as of December 31, 2018 and 2017. Additionally, a non-cash impairment charge has been reflected in our restated Consolidated Statements of Stockholders’ Equity as of January 1, 2017 for the impact of this adjustment on prior period results.

Additionally, the tax basis in certain FCC licenses recognized during the year ended December 31, 2014 were retrospectively adjusted in connection with the completion of our 2019 annual testing for impairment. The impact of the adjustment represents a decrease to retained earnings in the amount of $3.5 million. This adjustment has been reflected in our restated Consolidated Statements of Stockholders’ Equity as of January 1, 2017.
In connection with the non-cash impairment charges discussed above, the Company further assessed the need for a valuation allowance to reduce deferred tax assets related to its federal net operating loss carryforwards, including an evaluation of the available pertinent positive and negative evidence, such as our history of earnings, the scheduled reversal of deferred tax assets and liabilities and projected earnings. Based on such evaluation, the Company determined that it was more likely than not that a portion of the deferred tax assets related to its federal net operating and capital loss carryforwards may not be realized and that evidence supporting such determination became evident as of December 31, 2018. As such, an adjustment of $42.9 million, $28.4 million of which is reflected as an adjustment to the provision for income taxes in our restated Consolidated Financial Statements for the year ended December 31, 2018, related to the establishment of a valuation allowance to reduce the deferred tax assets to the amount that the Company expects will be realized. As a result, net income, earnings per share and retained earnings were all overstated, while the provision for income taxes was understated in our previously reported Consolidated Financial Statements for the year ended December 31, 2018. The impact on our Consolidated Balance Sheets was primarily an overstatement of deferred tax assets and an overstatement to retained earnings as of December 31, 2018.

On May 24, 2018, the Company, through a subsidiary of Townsquare Live Events, LLC, sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly-owned subsidiary North American Midway Entertainment ("NAME") to North American Fairs, LLC for $23.5 million. We recognized a loss on the sale of NAME of approximately $1.8 million within net loss from discontinued operations. The loss on the sale of NAME was recognized as an ordinary loss for tax purposes during the second quarter of the year ended December 31, 2018. However, due to the uncertainty of the characterization of the loss, the Company has recorded the sale of NAME as a capital loss and have also identified additional basis that increased this loss. As a result, net loss from discontinued operations, net loss and loss per share from discontinued operations for the year ended and for the second quarter of the year ended December 31, 2018 was understated in our previously reported Consolidated Financial Statements by approximately $10.7 million, representing a loss of $14.5 million, net of deferred tax assets realized, as the Company is unable to generate capital gains in order to offset this capital loss. The impact on our Consolidated Balance Sheets was primarily an overstatement of deferred tax assets and an overstatement to retained earnings as of December 31, 2018.

In connection with the preparation of our Consolidated Financial Statements, we identified errors related to the maintenance of deferred tax assets related to stock-based compensation for stock-based awards. These errors related to deferred tax assets generated in excess of covered employee Section 162(m) limits following award modifications in August of 2018 and deferred taxes remaining which related to awards which had previously been forfeited. As a result, an adjustment of $5.9 million is reflected in the Consolidated Financial Statements for the year ended and the third quarter of the year ended December 31, 2018 to write-off deferred tax assets associated with stock-based awards exceeding Section 162(m) limitations. As a result, net income, earnings per share and retained earnings were all overstated, while the provision for income taxes was understated in our previously reported Consolidated Financial Statements for the year ended and the third quarter of the year ended December 31, 2018. The impact on our Consolidated Balance Sheets was primarily an overstatement of deferred tax assets and an overstatement to retained earnings as of December 31, 2018. A cumulative decrease to retained earnings in the amount of $2.3 million has been reflected in our restated Consolidated Statements of Stockholders Equity as of January 1, 2017 to write-off deferred tax assets associated with forfeited stock-based awards on prior period results.

In connection with the preparation of our Consolidated Financial Statements for the three and six months ended June 30, 2019, we identified an error in the presentation and calculation of our income (loss) per share. We determined that our Warrants were a participating security, as defined, in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Although these Warrants are subject to restrictions on exercise, they participate in the undistributed earnings of the Company. The correction required that our basic income (loss) per common share be presented under the two-class method. In accordance with Staff Accounting Bulletin (“SAB”) No. 99 Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error as part of our interim financial reporting process for the three and six months ended June 30, 2019, and determined that the impact was not material to our results of operations or financial position for any prior annual or interim period. Included in our quarterly reporting on Form 10-Q for the three and six months ended June 30, 2019, the impacts to the income (loss) per share amounts previously reported for each of the years ended December 31, 2018, 2017 and 2016 were presented.
Additionally, in connection with the preparation of our restated Consolidated Financial Statements included herein, we identified an error in the calculation of basic loss per common share under the two-class method for the three months ended June 30, 2018, whereby the loss from discontinued operations for the period was not allocated to participating shares. As a result, basic loss per share from discontinued operations attributable to participating shares was understated by $0.25 per share, while basic loss per share from discontinued operations attributable to common shares was overstated by $0.12 per share. Further, we identified an error in the calculation of basic loss per common share under the two-class method for the year ended December 31, 2017 and for the three months ended March 31, 2018, whereby undistributed earnings were improperly allocated to participating shares. As a result:

•
basic income per share from continuing operations attributable to common shares was understated by $0.43 per share, while basic income per share from continuing operations attributable to participating shares was overstated by $0.87 per share and diluted income per common share was overstated by $0.01 per share for the year ended December 31, 2017; and

•
basic income per share from continuing operations attributable to common shares was understated by $0.02 per share, while basic income per share from continuing operations attributable to participating shares was overstated by $0.05 per share for the three months ended March 31, 2018.

These adjustments have been reflected in our restated Consolidated Financial Statements for the year ended December 31, 2017 and the unaudited quarterly financial data for the each of the three months ended March 31, 2018 and June 30, 2018, respectively, as presented in Note 17, Quarterly Financial Data (Unaudited).
Included in other adjustments, as discussed below, is a cumulative adjustment of $0.7 million for the net impact to our previously reported provision for income taxes for the year ended December 31, 2017 related to all restatement adjustments identified through the year ended December 31, 2016 as a result of the reduction in the corporate income tax rate under the 2017 Tax Cuts and Jobs Act. The impacts of this adjustment was an overstatement of income tax benefit, net income and earnings per share in our previously reported Consolidated Financial Statements. The impact on our Consolidated Balance Sheets was primarily an overstatement of deferred tax assets and retained earnings as of December 31, 2017.
In addition to the errors described above, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

Adjustments made as a result of and in connection with these restatements are more fully discussed in Note 3, Restatement of Previously Issued Consolidated Financial Statements. Our discussion and analysis of financial condition and results of operations have been amended to consider the effects of the restatement as it relates to the years ended December 31, 2018 and 2017.

Impairment of Goodwill

For the purposes of our annual goodwill impairment test, the Company's traditional broadcast operations are now included within the Local Advertising reporting unit, which represents a component of our Advertising reportable segment. The Advertising segment is comprised of broadcast and digital advertising products and solutions. Goodwill is evaluated for impairment at the reporting unit level, whereby the local advertising businesses of all geographic markets are aggregated into one reporting unit for testing. In conjunction with our annual impairment test we determined that the carrying value of our Local Advertising reporting unit exceeded its fair value as of our impairment assessment date, primarily as a result of traditional broadcast operations comprising a standalone reporting unit. Prior to our change in reportable operating segments in 2019, the results of our traditional broadcast operations were aggregated with our digital advertising products and solutions, including Townsquare Interactive and Townsquare Ignite for the purposes of our annual goodwill impairment test. Accordingly, the Company recognized a $69.0 million impairment charge as of December 31, 2019. See Note 8, Goodwill and Other Intangible Assets, to the Consolidated Financial Statements in this Form 10-K for further details on this goodwill impairment charge.

Impairment of FCC Licenses

Based on the results of the Company’s annual impairment evaluations of its FCC licenses, we reported an impairment charge of $39.4 million for FCC licenses in 34 of our 67 local markets for the year ended December 31, 2019. Charges related to the impairment of the Company’s FCC licenses are included in Advertising segment results.

Highlights of Our Financial Performance
Certain key financial developments in our business for the year ended December 31, 2019 as compared to 2018 are summarized below:

▪
Net revenue for the year ended December 31, 2019 as compared with the year ended December 31, 2018 increased $23.5 million, or 5.8%, primarily driven by increases of $13.8 million and $12.9 million in our Advertising and Townsquare Interactive segments, respectively. Improvements in revenue were offset by a $3.2 million decline in our Live Events net revenue reflecting fewer live events in 2019 compared with 2018.

•
Excluding revenue related to political advertising of $3.1 million and $10.0 million for the years ended December 31, 2019 and 2018, respectively, net revenue for the year ended December 31, 2019 as compared with the year ended December 31, 2018 increased $30.4 million, or 7.6%.

•	Pro forma net revenue, as defined above, for the year ended December 31, 2019 increased $19.9 million, or 4.8% from $411.5 million for the year ended December 31, 2018.

•
Excluding political revenue of $3.1 million and $10.0 million for the years ended December 31, 2019 and 2018, respectively, pro forma net revenue for the year ended December 31, 2019 as compared with the year ended December 31, 2018 increased $26.8 million, or 6.7%.

•
Operating loss increased $55.0 million from operating income of $17.8 million for the year ended December 31, 2018 to an operating loss of $37.1 million for the year ended December 31, 2019, an increase of 308.4%. Our Advertising segment reported an operating loss of $11.3 million which represents a decrease of $49.3 million from the year ended December 31, 2018, due primarily to a goodwill impairment charge of $69.0 million in 2019, partially offset by the increase in net revenue and lower impairment charges on our FCC licenses. Townsquare Interactive’s operating income for the year ended December 31, 2019 was $18.6 million, an increase of $4.7 million from the same period in 2018, primarily due to the increase in net revenue offset by the additional costs associated with an increase in headcount. Our Live Events segment reported operating income of $2.8 million, a decrease of $0.1 million from the year ended December 31, 2018 reflecting the reduction of a number of live events in 2019. Operating loss was also impacted by corporate costs and other reconciling items of $47.2 million for the year ended December 31, 2019, an increase of $10.2 million from the same period in 2018, primarily due to an increase in depreciation and amortization offset by lower impairment and business realignment charges in 2019.

•	Cash and cash equivalents increased to $84.7 million from $60.5 million as of December 31 2019, and 2018, respectively.

•
The adoption of the provisions of ASU 2016-02, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements on January 1, 2019 altered the presentation of our Consolidated Balance Sheet. In accordance with the ASU’s we recognized (a) a lease liability of approximately $49.1 million, which represents the present value of the remaining lease payments, discounted at a weighted average discount rate of 7.04%, and (b) a Right-of-Use asset of approximately $46.2 million which represents the lease liability of $49.1 million adjusted for accrued rent of approximately $2.9 million. The adoption did not require us to restate the prior year’s Consolidated Balance Sheet. Therefore, certain metrics derived from the Consolidated Balance Sheets may not be comparable.
COVID-19 Pandemic Impact
The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. The extent of the COVID-19 impacts will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), and the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.
The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties. Our operations had performed strong in the first two months of 2020 before the effects of COVID-19 began to impact our operations in early March 2020. While the COVID-19 pandemic did not have a material effect on our net revenue and expenses during the first quarter, the challenges that COVID-19 has created for advertisers and consumers has materially and adversely impacted our net revenues since mid-March. Such impacts have materially worsened in the second quarter. In particular, our clients have canceled a significant amount of advertising, and we are experiencing a material decline in the purchase of new advertising by our clients, as compared to the same period in the prior year. In addition, as of the time of this filing, we have canceled or rescheduled a large number of our live events, we have seen the cancellation of a significant amount of advertising by our clients and we are experiencing a material decline in the purchase of advertising by our clients, as compared to the same period in the prior year. While our Advertising revenue and Live Events revenue have significantly declined year-to-date, Townsquare Interactive has continued its revenue growth. Political advertising in 2020 is expected to remain consistent with our expectations, although revenue will be weighted to the second half of the year. See Part I, Item 1A., “Risk Factors” for additional information on the current and potential impacts of COVID-19 and related risks and uncertainties to our business, results of operations, financial condition, liquidity, and stock price.
We have and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. See “Liquidity and Capital Resources - COVID-19 Response” for certain proactive initiatives we have taken to preserve financial flexibility, mitigate the impact of the recent and uncertain decline in net revenue, as well as position us for growth when advertising demand rebounds.

Consolidated Results of Operations
Year Ended December 31, 2019 compared to Year Ended December 31, 2018
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Year Ended December 31,
Statement of Operations Data:	2019	2018 (As Restated)	$ Change	% Change

Net revenue	$431,408	$407,869	$23,539	5.8%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	300,425	286,126	14,299	5.0%
Depreciation and amortization	25,836	19,584	6,252	31.9%
Corporate expenses	28,599	27,062	1,537	5.7%
Stock-based compensation	2,592	1,633	959	58.7%
Transaction costs	1,518	1,466	52	3.5%
Business realignment costs	166	1,411	(1,245)	(88.2)%
Impairment of goodwill	69,034	—	69,034	**
Impairment of long-lived and intangible assets	39,664	48,178	(8,514)	(17.7)%
Impairment of investments	617	5,007	(4,390)	(87.7)%
Net loss (gain) on sale and retirement of assets	92	(415)	507	(122.2)%
Total operating costs and expenses	468,543	390,052	78,491	20.1%
Operating (loss) income	(37,135)	17,817	(54,952)	(308.4)%

Other expense (income):
Interest expense, net	33,860	34,266	(406)	(1.2)%
Repurchase of debt	—	(140)	140	**
Other expense, net	1,073	811	262	**
Loss from continuing operations before tax	(72,068)	(17,120)	(54,948)	321.0%
Income tax (benefit) expense	(14,564)	30,839	(45,403)	(147.2)%
Net loss from continuing operations	(57,504)	(47,959)	(9,545)	19.9%
Net loss from discontinued operations, net of tax	(8,150)	(49,344)	41,194	**
Net loss	$(65,654)	$(97,303)	$31,649	32.5%
**Percent change not meaningful.
Net Revenue
Net revenue for the year ended December 31, 2019 increased by $23.5 million, or 5.8%, as compared to the same period in 2018. Our Advertising segment revenue represented 81.8% of our total net revenue for the year ended December 31, 2019 compared with 83.1% for the year ended December 31, 2018, and represented $13.8 million of the total increase in net revenue 2019. The increase in Advertising revenue was primarily the result of an increase in the advertiser base of our digital programmatic advertising products and solutions offset in part by a decline in political advertising revenue due to less political campaigns in 2019 than in 2018. Our Townsquare Interactive segment revenue represented 14.3% of our total net revenue for the twelve months ended December 31, 2019, an increase over the 11.9% of total net revenue for the same period in 2018, and accounted for $12.9 million of the total increase in net revenue in 2019. The increase in Townsquare Interactive revenue was primarily due to a larger subscriber base in 2019 than in 2018. The remainder of our net revenue was earned in our Live Events segment, which reported a decrease of $3.2 million for the year ended December 31, 2019 compared with the year ended December 31, 2018. The decrease in net revenue of our Live Events segment is due to the net reduction of events in 2019.

Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2019 increased by $14.3 million, or 5.0%, when compared with the same period in 2018. As a percentage of revenue, direct operating expenses remained flat at approximately 70% for the years ended December 31, 2019 and 2018. Direct operating expenses in our Advertising segment were $244.3 million and $235.0 million for the annual period in 2019 and 2018, respectively. During 2019, we increased headcount in our Advertising segment to support the growth of our digital programmatic advertising products and solutions. Our Townsquare Interactive segment reported an increase of $8.1 million from $34.3 million for the year ended December 31, 2018 to $42.4 million for the same period in 2019. The increase in direct operating expenses from the prior year for our Townsquare Interactive segment was due to the increase in headcount to support and service the larger subscriber base. Our Live Events segment reported direct operating expenses of $13.8 million, a decline of $3.1 million from the year ended December 31, 2019, primarily related to the reduction of events in 2019.
Depreciation and Amortization
Depreciation and amortization expense for the year ended December 31, 2019 was $25.8 million representing an increase of $6.3 million or 31.9% compared to $19.6 million for same period of 2018. The increase in depreciation is related to a higher amount of capitalized software development costs that were placed in service during 2019. Given the shorter life of these assets, the magnitude of depreciation is greater than in the prior year. Amortization expense declined slightly for the year ended December 31, 2019 compared with the same period in 2018.
Corporate Expenses
Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. As a percentage of revenue, corporate expenses for the years ended December 31, 2019 and 2018 remained flat at approximately 7% of net revenue.
Stock-based Compensation
Stock-based compensation expense for the year ended December 31, 2019, as compared with the same period ended December 31, 2018, increased $1.0 million due primarily to a full twelve months of expense in 2019 for grants issued in 2018.
Business Realignment Costs
During the year ended December 31, 2018, management elected to restructure the Company’s programming and traffic departments, and incurred certain expenses related to a senior management restructuring. This restructuring did not recur in the year ended December 31, 2019 although a minimum amount of compensation expense carried over into the current year.
Impairment of goodwill
On January 2, 2019, the Company announced that its Co-CEO Bill Wilson would become the Company’s sole CEO. As a result of this organization change, Mr. Wilson also became the Company’s Chief Operating Decision Maker (“CODM”). Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events. Following the identification of its reportable operating segments, goodwill was reassigned to the affected reporting units that have been identified within each reporting segment using a relative fair value allocation approach.

For the purposes of our annual goodwill impairment test for the year ended December 31, 2019, the Company's traditional broadcast operations are included within the Local Advertising reporting unit, representing a component of our Advertising reportable operating segment. In conjunction with our annual impairment test we determined that the carrying value of our Local Advertising reporting unit exceeded its fair value as of our impairment assessment date, primarily as a result of the change in traditional broadcast operations to a stand-alone reporting unit in conjunction with the change in reportable operating segments in 2019. Prior to our change in reportable operating segments in 2019, the results of our traditional broadcast operations were aggregated with our digital advertising products and solutions, including Townsquare Interactive and Townsquare Ignite for the purposes of our annual goodwill impairment test. Accordingly, the Company recognized a $69.0 million impairment charge as of December 31, 2019.

The key assumptions used to determine the estimated fair value of each reporting unit are predicated on our market positioning and the ability to provide diversified and integrated product and service offerings. In the event our operating strategy faces challenges in the business environments in which each of our reporting units operate, a resulting change in the key assumptions (e.g., long-term financial projections) could have a negative impact on the estimated fair value of our reporting units, and it is possible the Company could recognize additional impairment charges.

As of the December 31, 2018 annual impairment testing date, the Company’s stock price and market capitalization were significantly depressed as compared to the prior year.  This, along with other factors, led the Company to revise certain assumptions, including risk-adjusted discount rates, which had a negative impact on the fair value calculation of our intangibles. During the year ended December 31, 2018 we reported an impairment loss on Goodwill of $12.5 million within our Live Events segment, further classified as a component of discontinued operations.
Impairment of FCC Licenses
For the year ended December 31, 2019, $39.4 million of impairment charges, pertained to FCC licenses in 34 of our 67 local markets. For the year ended December 31, 2018, $48.2 million of impairment charges pertained to FCC licenses in 24 of our 67 local markets.

Assumptions used to estimate the fair value of our FCC licenses are dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenues experience further actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges.
Impairment loss on Investment
During the year ended December 31, 2019, there was objective evidence to indicate certain events had adversely impacted estimated future cash flows for one of our cost-based investments and as a result we recorded a $0.6 million impairment charge for the year ended December 31, 2019. During the year ended December 31, 2018, our impairment testing indicated an adverse impact on one of our cost-based investments and as a result we recorded a $5.0 million impairment charge for the year ended December 31, 2018.
Other Expense (Income)
The primary component of Other expense (income) in the years ended December 31, 2019 and 2018 is interest expense, net. The following table illustrates the components of our interest expense, net for the periods indicated.

	Year Ended December 31,
(in thousands)	2019	2018
Unsecured Senior Notes	$18,080	$18,195
Term Loans	15,437	14,698
Capital leases and other	9	9
Deferred financing costs	1,450	1,650
Interest income	(1,116)	(286)
Interest expense, net	$33,860	$34,266
Income Tax Benefit
We recognized an income tax benefit on our income from continuing operations of $14.6 million for the year ended December 31, 2019. Our effective tax rate associated with our income from continuing operations for the period was approximately 20.2%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the year ended December 31, 2019 primarily relates to state and local income taxes and certain expenses that are not deductible for income tax purposes.
Net Loss from Discontinued Operations, Net of Tax
Net loss from discontinued operations, net of tax includes both the results of operations for these businesses, as well as the gain or loss recognized upon their ultimate sale. The components of net loss from discontinued operations, net of tax for the year ended December 31, 2019 are related to the sale of our Music Festivals and our Arizona Bridal Shows businesses. The components of net loss from discontinued operations, net of tax for the year ended December 31, 2018 include the sale of NAME and Mountain Jam businesses. Additionally, the presentation for the year ended December 31, 2018 has been adjusted to reflect the results of operations related to our Music Festivals and Arizona Bridal Show businesses which were sold in 2019 as discontinued operations in 2018.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Year Ended December 31,
Statement of Operations Data:	2018 (As Restated)	2017 (As Restated)	$ Change	% Change

Net revenue	$407,869	$389,583	$18,286	4.7%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	286,126	273,748	12,378	4.5%
Depreciation and amortization	19,584	18,362	1,222	**
Corporate expenses	27,062	25,828	1,234	4.8%
Stock-based compensation	1,633	718	915	127.4%
Transaction costs	1,466	1,174	292	24.9%
Business realignment costs	1,411	1,328	83	6.3%
Impairment of goodwill	—	13,172	(13,172)	**
Impairment of long-lived and intangible assets	48,178	7,467	40,711	**
Impairment of investments	5,007	—	5,007	**
Net (gain) loss on sale and retirement of assets	(415)	386	(801)	**
Total operating costs and expenses	390,052	342,183	47,869	14.0%
Operating income	17,817	47,400	(29,583)	(62.4)%

Other expense (income):
Interest expense, net	34,266	32,755	1,511	4.6%
Repurchase of debt	(140)	—	(140)	**
Other expense, net	811	363	448	123.4%
(Loss) income from continuing operations before tax	(17,120)	14,282	(31,402)	(219.9)%
Income tax provision (benefit)	30,839	(7,546)	38,385	**
Net (loss) income from continuing operations	(47,959)	21,828	(69,787)	(319.7)%
Net loss from discontinued operations, net of tax	(49,344)	(34,700)	(14,644)	42.2%
Net loss	$(97,303)	$(12,872)	$(84,431)	(655.9)%
**Percent change not meaningful.
Net Revenue
Net revenue for the year ended December 31, 2018 increased by $18.3 million, or 4.7%, as compared to 2017. Our Advertising, Townsquare Interactive and Live Events segments represented 83.1%, 11.9%, and 5.0%, respectively, of total net revenue for the year ended December 31, 2018 compared with 81.5%, 10.3%, and 8.2% for the same period in 2017. The increase in net revenue was primarily driven by our digital programmatic and digital marketing solutions offerings and political advertising, partially offset by expected declines in our Live Events business as a result of event rationalization.
Direct Operating Expenses
Direct operating expenses for the year ended December 31, 2018 increased by $12.4 million, or 4.5%, as compared to 2017. Direct operating expenses were $235.0 million, $34.3 million, and $16.9 million for the year ended December 31, 2018 compared with $214.4 million, $27.7 million, $31.7 million for the same period in 2017, for our Advertising, Townsquare Interactive, and Live Events segments, respectively. The increase was primarily driven by investments in headcount related expenses to support the growth of our digital programmatic and digital marketing solutions offerings, partially offset by declines in our Live Events segment as a result of event rationalization.
Corporate Expenses
Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the year ended December 31, 2018 were approximately 7% of net revenue, remaining relatively flat as a percentage of net revenue in comparison to the same period in 2017.
Stock-based Compensation
Stock-based compensation expense for the year ended December 31, 2018 increased $0.9 million, as compared to the same period in 2017, due to new option and restricted stock grants.
Transaction Costs
Transaction costs for the year ended December 31, 2018 increased $0.3 million, or 24.9%, as compared to 2017, primarily due to costs associated with the Princeton Acquisition.
Business Realignment Costs
Business realignment costs for the year ended December 31, 2018 increased $0.1 million as compared to the year ended December 31, 2017. During the year ended December 31, 2018, management elected to restructure the Company’s programming and traffic departments, and incurred certain expenses related to a senior management restructuring. In 2017, business realignment costs included the costs associated with discontinuing two music festivals and streamlining the operations of our national digital business and certain live events.
Impairment of Goodwill and Intangible Assets
As of the annual testing date for intangible impairment, the Company’s stock price and market capitalization were significantly depressed as compared to the prior year.  This along with other factors led the Company to revise certain assumptions, including risk-adjusted discount rates, that had a negative impact on the fair value calculation of our intangibles. Based on the results of the Company’s 2018 annual impairment testing, the Company recorded impairment charges aggregating to $48.2 million pertaining to FCC licenses in 24 of our 67 local markets.
For the year ended December 31, 2017, we recorded $9.1 million of goodwill impairment charges , which was recorded in connection with our strategic review and restructuring of our entertainment business. Additionally, during the fourth quarter of 2017 management undertook a corporate strategic review and concluded the Company would exit certain live event businesses. These businesses represented components within the entertainment business and not an exit from this line of business as other similar events will continue to be held. In connection with this realignment the Company wrote off $4.1 million of goodwill and $0.8 million of trademarks as of December 31, 2017. We incurred an impairment charges of $6.7 million in the aggregate in 12 of our 67 local markets to our FCC licenses during the year ended December 31, 2017.
Impairment Loss on Investment
During the year ended December 31, 2018, there was objective evidence to indicate certain events had adversely impacted estimated future cash flows for one of our investments and as a result we recorded a $5.0 million impairment charge for the year ended December 31, 2018. There was no impairment charge required in 2017.
Net (Gain) Loss on Sale and Retirement of Assets
During the year ended December 31, 2018, the Company had a $0.4 million gain on the sale and retirement of assets, as compared to a loss of $0.4 million in the same period in 2017. The net gain primarily resulted from the sale of certain live events assets that had been categorized as held for sale at December 31, 2017, as well as insurance proceeds that were received for damaged assets. The net loss in 2017 primarily related to the retirement of certain assets.
Other Expense (Income)
Interest expense, net is the major recurring component of other expense (income). Interest expense, net increased $1.5 million, or 4.6%, in the year ended December 31, 2018, as compared to the same period in 2017, due to an increase in LIBOR rates, which was partially offset by a lower term loan balance.

The following table illustrates the components of our interest expense, net for the periods indicated.

	Year Ended December 31,
(in thousands)	2018	2017
Unsecured Senior Notes	$18,195	$18,204
Term Loans	14,698	12,816
Capital leases and other	9	9
Deferred financing costs	1,650	1,730
Interest income	(286)	(4)
Interest expense, net	$34,266	$32,755
Income Tax Provision
We recognized a provision for income taxes of $30.8 million for the year ended December 31, 2018. Our effective tax rate for the period was approximately 180.1%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% for the year ended December 31, 2018 primarily relates to state and local income taxes and certain expenses that are not deductible for income tax purposes.
Net Loss from Discontinued Operations, Net of Tax
Net loss from discontinued operations, net of tax includes both the results of operations for these businesses, as well as the gain or loss recognized upon their ultimate sale. The components of net loss from discontinued operations, net of tax for the years ended December 31, 2018 and 2017, are primarily related to the sale or exit of NAME, Mountain Jam, Premium Music and Holiday. Additionally, the presentation in the years ended December 31, 2018 and 2017 have been adjusted to reflect the results of operations related to our Music Festivals and Arizona Bridal Show businesses which were divested in 2019 and are presented as discontinued operations for all periods. Net loss from discontinued operations, net of tax was $49.3 million for the year ended December 31, 2018, as compared to a net loss from discontinued operations, net of tax of $34.7 million for the year ended December 31, 2017.

Supplemental Pro Forma Net Revenue

For comparative purposes and to enable the reader to adequately compare net revenue for the years ended December 31, 2019, 2018, and 2017, the following discussion and tables present Pro forma net revenue for the Princeton Acquisition disclosed in more detail in our Notes to Consolidated Financial Statements contained elsewhere in this Annual Report. The following tables present our historical results, which include the results of the Princeton Acquisition for the period after acquisition, and add the results of the Princeton Acquisition for the periods prior to acquisition as if they had been a part of Townsquare from the first day of the period.

	Year Ended December 31,
	2019	2018	2017
Townsquare net revenue	$431,408	$407,869	$389,583
Princeton Acquisition	—	3,609	7,454
Total Pro forma net revenue	$431,408	$411,478	$397,037

On a pro forma basis, net revenue for the year ended December 31, 2019 increased by $19.9 million, or 4.8%, as compared to 2018. The increase was primarily driven by an increase in our customer and subscriber base for our digital programmatic advertising solutions and our Townsquare Interactive business, offset in part by a decline in political advertising revenue due to less political campaigns in 2019 as compared with 2018 and the reduction of live events in 2019.

On a pro forma basis, net revenue for the year ended December 31, 2018 increased $14.4 million, or 3.6%, as compared to 2017. The increase was primarily driven by revenue gains in our digital programmatic and digital marketing solutions offerings, and political, partially offset by declines in our live events business due to portfolio rationalization.

Liquidity and Capital Resources

	Year Ended December 31,
(in thousands)	2019	2018	2017
Cash and cash equivalents	$84,667	$60,517	$61,168
Restricted cash	494	879	874

Cash provided by operating activities	$39,990	$34,812	$51,359
Cash used in investing activities	(5,881)	(17,274)	(28,820)
Cash used in financing activities	(10,344)	(18,061)	(7,954)
Net effect of foreign currency exchange rate changes	—	(123)	(45)
Net increase in cash and cash equivalents	$23,765	$(646)	$14,540
We fund our working capital requirements through a combination of cash flows from our operating, investing, and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing, and financing activities, will enable us to meet our working capital, capital expenditures, debt service, dividend, and other funding requirements for at least one year from the date of this report. These historical sources of funds have been and could continue to be impacted by the COVID-19 pandemic. Future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, some of which are beyond our control. In particular during the period of uncertainty related to the COVID-19 pandemic, we have focused on and will continue to monitor our liquidity as described further under “COVID-19 Response” below.
As of December 31, 2019, we had $556.6 million of outstanding indebtedness, net of deferred financing costs of $3.8 million, and based on interest rates in effect as of that date, we expect our debt service requirements to be approximately $32.0 million over the next twelve months. For the year ended December 31, 2019, we are required to make an excess cash flow payment of $9.9 million under our Term Loan agreement, which is anticipated to be paid prior to June 15, 2020. We were not required to make an excess cash flow payment for the year ended December 31, 2018.  We were required to make an excess cash flow payment of $9.5 million for the year ended December 31, 2017, which was made in the first quarter of 2018. In addition, as of December 31, 2019, we had $84.7 million of cash and cash equivalents, $67.5 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days and $50.0 million of available borrowing capacity under our Revolving Credit Facility. We had restricted cash of $0.5 million and $0.9 million as of December 31, 2019 and 2018, respectively, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
Our anticipated uses of cash in the near term include working capital needs, debt payments, dividend payments, other obligations, and capital expenditures. However, our ability to fund our working capital needs, debt payments, dividend payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.
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

COVID-19 Response
In response to the ongoing challenges and uncertainty in the U.S. economy and financial markets, and the Company’s business, resulting from the COVID-19 pandemic, we have taken proactive initiatives to preserve financial flexibility and liquidity and mitigate the impact of the recent and uncertain decline in net revenue to operate through this period of disruption, as well as position us for growth when the U.S. general economy and advertising demand rebounds. See “COVID-19 Pandemic Impact” and Part I, Item 1A., “Risk Factors” for additional information on the current and potential impacts of COVID-19 and related risks and uncertainties to our business, results of operations, financial condition, liquidity, and stock price.
On March 17, 2020, we borrowed $50.0 million, constituting all amounts available under our Revolving Credit Facility. However, the Senior Secured Credit Facility contains a requirement that, at the end of each calendar quarter, if we have drawn at least 30%, or $15 million, of the commitments under the Revolving Credit Facility, we must comply with a first lien leverage ratio (as defined under the Senior Secured Credit Facility) on such date of no greater than 3.75:1.00. As a result of our borrowings on March 17, 2020 under the Revolving Credit Facility, we became subject to this requirement. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment.
We have also instituted immediate actions to address the impact to our consolidated financial position, results of operations and liquidity, including reducing our non-essential capital expenditures, and reducing our workforce through the termination or layoff of approximately 135 full-time employees. Our senior management voluntarily reduced their base salary by 10%, and we have also instituted other wage reduction efforts, such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan.
We expect to benefit from all applicable credits and deferrals under the Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020 (the “CARES Act”), including the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 and the other tax benefits. The CARES Act is not expected to have a material impact on our financial condition, results of operations or liquidity.
Operating Activities
Net cash provided by operating activities increased $5.2 million for the year ended December 31, 2019 to $40.0 million. This increase was primarily related to less cash used in discontinued operations, partially offset by changes in working capital. Changes in working capital are primarily due to increases accounts receivable and decreases in accrued expenses, partially offset by lower prepaid expenses and higher accounts payable, primarily the result of the timing of collections and payments.
Net cash provided by operating activities decreased $16.5 million for the year ended December 31, 2018 to $34.8 million. This decrease was primarily due to an increase in net cash used in operating activities - discontinued operations due to the timing of the sale of NAME and a decrease in accounts payable as a result of timing of payments.
Investing Activities
Our investing activities primarily relate to payments made for capital expenditures and acquisitions consistent with our strategy to prudently invest in market leading properties. Cash used in investing activities for the years ended December 31, 2019, 2018, and 2017 were $5.9 million, $17.3 million and $28.8 million, respectively. Cash used in investing activities for the years ended December 31, 2019, 2018, and 2017 from continuing operations were $17.0 million, $41.1 million and $21.3 million, respectively. Cash used in investing activities related to capital expenditures for the years ended December 31, 2019, 2018, and 2017 were $19.7 million, $18.1 million and $15.8 million, respectively. Cash used in investing activities related to acquisitions for the years ended December 31, 2019, 2018, and 2017 were $0.8 million, $23.8 million, and $5.5 million, respectively. Cash used in investing activities has been partially offset by proceeds from the sale of assets and investments for the years ended December 31, 2019, 2018, and 2017 of $3.5 million, $0.9 million, and $1.0 million, respectively.
Financing Activities

Cash flows used in financing activities in 2019 were $10.3 million consisting primarily of dividend payments of $8.3 million and $2.6 million of cash distributions to our non-controlling interests, offset by the sale of a non-controlling interest of $1.5 million in a small business.
Cash flows used in financing activities in 2018 were $18.1 million which primarily consisted of the $9.5 million excess cash flow payment on our Term Loans due from 2017, a $1.8 million voluntary payment to repurchase and cancel our 2023 Notes outstanding at a market price below par, plus accrued interest, and dividend payments of $6.2 million.
Cash flows used in financing activities in 2017 were $8.0 million consisting primarily of the $6.7 million excess cash flow payment on our Term Loans due from 2016.
Financing Facilities
The following is a discussion of significant factors affecting our liquidity and use of capital resources. For further discussion of the financing facilities, see Note 10, Long-Term Debt, in the Notes to Consolidated Financial Statements.
2023 Unsecured Senior Notes
In April 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes (the “2023 Notes”) due in 2023. During the years ended December 31, 2016 and 2018, we repurchased $19.9 million and $1.9 million, respectively of the 2023 Notes at a market price below par, including accrued interest, and canceled the repurchased notes.
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
As of December 31, 2019, the aggregate principal amount outstanding under the 2023 Notes was $278.1 million and we were in compliance with all of the covenants under the 2023 Notes indenture.
Senior Secured Credit Facility
In April 2015, we entered into a Senior Secured Credit Facility, including a seven year $275 million term loan facility and a five year $50.0 million Revolving Credit Facility.
Term Loans
In September 2015, we incurred additional $45 million in Term Loans under the Senior Secured Credit Facility. Our Term Loans mature on April 1, 2022. Since our amendment of the Senior Credit Facility on February 8, 2017, the Term Loans incur interest based on an applicable margin of 300 basis points of LIBOR plus 3.00% with a LIBOR floor of 1.0%.
Based on our results of operations for the year ended December 31, 2019 we are required to make an excess free cash flow payment of $9.9 million. We anticipate the payment will be made prior to June 15, 2020. We made excess free cash flow payments of $9.5 million and $6.7 million in the first quarters of 2018 and 2017, respectively. We were not required to make an excess free cash flow payment in 2019, based on our financial performance during the year ended December 31, 2018.
As of December 31, 2019, the balance of the Term Loans was $282.3 million with a current interest rate of 4.8%.

Revolving Credit Facility
In April 2019, we amended our existing Senior Secured Credit Facility to, among other things, extend the maturity date of the existing revolving credit facility by two years to April 1, 2022, coterminous with the Term Loans maturity date (with a springing maturity six months inside of the maturity date of the Term Loans) and to amend certain asset sale provisions. The Revolving Credit Facility has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. The Revolving Credit Facility also carries an unused commitment fee equal to 0.50% per annum.
As of December 31, 2019, there were no borrowings under the Revolving Credit Facility. On March 17, 2020, the Company borrowed all amounts available, $50.0 million, under the Revolving Credit Facility as a precautionary measure due to the unknown extent of the impact the coronavirus pandemic will have on the U.S. economy and the Company’s business.
Restrictions and Covenants
Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any asset sales, as well as half of the annual excess free cash flow as defined in the credit agreement (subject to certain reductions). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries.
The Senior Secured Credit Facility contains covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness or liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; make acquisitions, investments, loans and advances; prepay certain indebtedness including the 2023 Notes; change the nature of its business; engage in certain transactions with affiliates and incur restrictions on interactions between the Company and its subsidiaries, or limit actions in relation to the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains a requirement that, at the end of each calendar quarter, if we have drawn at least 30%, or $15 million, of the commitments under the Revolving Credit Facility, we must have a first lien leverage ratio (as defined under the Senior Secured Credit Facility) on such date of no greater than 3.75:1.00. As a result of our borrowings on March 17, 2020 under the Revolving Credit Facility, we became subject to this requirement. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility.
As of December 31, 2019, we were in compliance with all our covenants under the Senior Secured Credit Facility. On April 13, 2020, the Company entered into Amendment No.5 to the Senior Secured Credit Facility, which extends the time period for delivery of the Company’s audited financial statements for the fiscal year ended December 31, 2019 and certain related information and documentation until June 15, 2020, and also waives any default under the credit agreement resulting from the failure to comply with Section 6.1(c) of the credit agreement in connection with the failure to deliver the financial statements and related information required to be delivered on April 6, 2020.
As noted above, our Senior Secured Credit Facility uses LIBOR as a benchmark for establishing the interest rate. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause LIBOR to disappear entirely after 2021 or to perform differently than in the past. We expect that reasonable alternatives to LIBOR will be created and implemented prior to the 2021 target date. Fallback provisions are being written into LIBOR-based contracts to attempt to reduce the risk of sudden and unpredictable increases in the cost of variable rate indebtedness. However, we cannot predict the consequences and timing of these developments.
Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements or transactions.

Impact of Inflation

We do not believe inflation has a significant impact on our operations. However, there can be no assurance that future inflation would not have an adverse impact on our financial condition and results of operations.

Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”), which requires us to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes. Accounting estimates and assumptions described in this section are those we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we note that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Actual results could differ from such estimates. The following discussion summarizes our critical accounting estimates. Circumstances arising from the COVID-19 pandemic in the future may require our estimates to change, however, as new events occur and additional information is obtained, any such changes will be recognized in the consolidated financial statements. Actual results could differ from such estimates, and any such differences may be material to our financial statements. Significant accounting policies used in the preparation of our Consolidated Financial Statements are discussed in our Notes to Consolidated Financial Statements.
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
Long-lived assets
     We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of property, plant or equipment purchased as part of a business combination, the assets are valued at fair market value, as discussed below. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. We evaluate the potential impairment of long-lived assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Our evaluation is based on various analyses, including the projection of undiscounted cash flows. If the carrying amount of the asset exceeds the estimated fair value of the asset, an impairment loss is recognized, and the asset is written down to its estimated fair value.
Acquisitions and Business Combinations
We allocate the total cost of acquisitions to the underlying identifiable net assets, based on their respective estimated fair values at the date of acquisition with limited exceptions allowed by GAAP. Acquisition costs are generally expensed as incurred and restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amounts assigned to identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, we may establish liabilities related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. We evaluate these reserves on a regular basis to determine the adequacies of the amounts.
Goodwill arising from an acquisition is tested on an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have elected to perform our annual goodwill impairment testing as of December 31st. Recoverability of goodwill is evaluated by comparison of the fair value of a reporting unit with its carrying value. For purposes of testing the carrying value of the Company's goodwill for impairment, the fair value of goodwill for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry information.  These variables would include, but are not limited to: (1) forecasted revenue growth rates; (2) profit margin; (3) estimated capital expenditures and working capital requirements during the projection period; (4) risk-adjusted discount rate; and (5) expected growth rates in perpetuity to estimate terminal values. These variables are susceptible to changes in estimates, which could result in significant changes to the fair value of the goodwill. Impairment of goodwill is calculated by comparing the fair value as described above to the carrying value of goodwill.
We continually monitor and evaluate business and competitive conditions that affect our operations and reflect the impact of these factors in our financial projections. If permanent or sustained changes in business or competitive conditions occur, they can lead to revised projections that could potentially give rise to impairment charges.
For further discussion of impairment charges, see Note 8, Goodwill and Other Intangible Assets, in our Notes to Consolidated Financial Statements.
Indefinite-live intangible assets
We test for impairment of our indefinite-lived intangible assets on an annual basis, as of December 31st, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The most significant intangible asset we have is our FCC licenses, which have been deemed to have an indefinite life. The fair value of our FCC licenses is estimated to be the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date.
We evaluate the fair value of our FCC licenses at the unit of account level. Each market's broadcasting licenses are combined into a single unit of accounting, in our case geographic markets, for purposes of testing for impairments.
We utilize the direct valuation method to perform our impairment test. Under this method, the income that is attributable to each FCC license is isolated and is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and assumes that the only asset of the hypothetical start-up business is the license. It is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the indefinite-lived intangible assets. The cash flows generated in the greenfield method are presumed to emanate from the one asset, or the FCC license, that exists at time zero. This cash flow stream is discounted to arrive at a value for the FCC license.
For further discussion of impairment charges, see Note 8, Goodwill and Other Intangible Assets, in our Notes to Consolidated Financial Statements.
Leases
On January 1, 2019, we adopted the provision of ASC Topic 842, Leases. The Company adopted the standard using the optional transition method and elected to apply the package of practical expedients. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement.
We determine if an arrangement is a lease at inception. The most significant estimates we use in accounting for leases include:
Expected lease term - Our expected lease term includes both contractual lease periods and cancelable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a finance lease. A lease is considered a finance lease if the lease term exceeds 75% of the leased asset's useful life. The expected lease term is also used in determining the depreciable life of the asset. An increase in the expected lease term will increase the probability that a lease may be considered a finance lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheet.
Incremental borrowing rate - The incremental borrowing rate is primarily used in determining whether the lease is accounted for as an operating lease or a finance lease. A lease is considered a finance lease if the net present value of the minimum lease payments is greater than 90% of the fair market value of the property. An increase in the incremental borrowing rate decreases the net present value of the minimum lease payments and reduces the probability that a lease will be considered a finance lease. Right-of-use assets and lease liabilities are recognized at the commencement date based on the present value of the future minimum lease payments over the lease term. As our leases do not provide an implicit rate, in determining the net present value of lease payments, management used judgment in order to estimate the appropriate incremental borrowing rate, which is the rate incurred to borrow equivalent funds on a collateralized basis over a similar term in a similar economic environment.
Fair market value of leased asset - Equipment residual values are determined at the inception of the lease using estimates of fair value at the end of the lease term. Residual value estimates impact the determination of whether a lease is classified as an operating lease or a finance lease. A lease is considered a finance lease if the net present value of the minimum lease payments equals or exceeds 90% of the fair market value of the leased property. A higher fair market value reduces the likelihood that a lease will be considered a finance lease. Fair value estimates of equipment at the end of the lease term are based on historical renewal experience, used equipment markets, competition and technological changes.
For a description of the impact of the adoption of this standard on our statement of financial position and a complete discussion of the accounting policy we use for leases, see Note 2, Summary of Significant Accounting Policies, in our Notes to Consolidated Financial Statements.
Stock-based Compensation
We measure and recognize stock-based compensation expense related to stock-based transactions, including employee awards, based on the fair value of the award on the grant date. The fair values of restricted stock awards are determined based on the fair market value of our common stock at the time of grant. We estimate the fair value of option awards using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of our common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest. The calculated compensation expense is adjusted based on an estimate of awards ultimately expected to vest, and as it relates to option awards, expected dividends to be declared and paid during the period of vesting.
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

New Accounting Standards and Accounting Changes
For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk

This Item is not required as we are a Smaller reporting company.

Item 8. Financial Statements and Supplementary Data

The information in response to this item is included in our Consolidated Financial Statements, together with the reports thereon of BDO USA, LLP and RSM US LLP, beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on the evaluation performed as of December 31, 2019, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). A company’s internal control over financial reporting is a process designed by, or under the supervision of, its Chief Executive Officer and Chief Financial Officer, and effected by such company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

Management has determined that the Company had the following new material weaknesses in its internal control over financial reporting:

• Entity Level Activities - Management did not maintain appropriately designed entity-level controls impacting the control environment, risk assessment procedures and effective monitoring controls to detect or prevent material misstatements to the financial statements. These deficiencies were attributed to:
•Lack of structure and responsibility, insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls
•Ineffective assessment and identification of changes in risk impacting internal control over financial reporting
•Ineffective evaluation and determination as to whether the components of internal control were present and functioning

•Control Activities - Management did not have adequate selection and development of effective control activities, general controls over technology and effective policies and procedures. These deficiencies attributed to the following individual control activities:

•Annual Goodwill / Intangibles Impairment Assessment - a combination of ineffective controls has resulted in a restatement to previously issued financial statements. Ineffective controls included, ineffective identification of reporting units, improper allocation of cash flows to reporting units impacting the assessment of the Company’s Goodwill and intangibles associated with its FCC licenses; and ineffective controls over the assessment of certain assumptions used within the Company’s annual impairment analyses.

•Ineffective Information Technology General Controls - The Company’s information technology general controls over certain key IT systems were not designed properly and did not operate effectively. Specifically: (i) user access controls did not restrict users’ access privileges commensurate with their assigned authority and responsibility; (ii) user access reviews were not performed sufficiently throughout the period related to certain key IT systems

•Ineffective detective controls over Revenue Recognition - a lack of effectively designed and implemented detective controls over recorded revenue, including procedures over the existence, completeness and accuracy of data used to support accounts related to revenue and accounts receivable included in the financial statement close process.

•Income Tax - Inadequate design and controls over the documentation and review relating to income tax accounting and disclosures for the significant components of deferred tax assets and liabilities and assessment of the company’s valuation allowance.

•Inadequate design and maintenance of effective detective controls over Period end Financial Reporting, including review controls over journal entries, reconciliations and account analyses - lack of effectively designed and implemented monitoring controls to detect potential misstatements to period end financial statements.

•Lack of approval over Cash Disbursements - lack of properly designed controls over approval of certain cash disbursements, as payments are made without verification of approval prior to the disbursement.

Management has determined that the following previously disclosed material weaknesses still remain as of year-end:

•Ineffective controls over Internally Developed Software (as disclosed on Form 10-Q for the quarterly period ended September 30, 2019) - a lack of effective controls over the internal communication regarding timing of when internally developed software is placed into service, which impacted the timing to begin depreciation of such software.

•Ineffective controls over the assessment of Lease renewal options (as disclosed on Form 10-Q for the quarterly period ended September 30, 2019) - lack of effective controls to review and assess renewal options of operating leases at lease inception.

•Ineffective controls over the calculation of Earnings Per Share (as disclosed on Form 10-Q for the quarterly period ended June 30, 2019) - a deficiency in the design of the Company’s controls over the calculation of earnings per share. Specifically, the Company did not properly disclose the basic earnings per share for the outstanding warrants utilizing the two-class method.

These material weaknesses, individually or in the aggregate, could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or annual Consolidated Financial Statements that would not be prevented or detected.

Remediation Plans

Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weaknesses. The remediation actions include, but are not limited to, the following:

Entity Level Controls - Enhance reporting structure and increase the number of qualified resources in roles over internal control over financial reporting. Establish formal risk assessment procedures to identify and monitor changes in the organization that could have an impact on internal control over financial reporting and the establishment of a governance committee to monitor internal control oversight and performance.

Annual Goodwill and Intangibles Impairment - Enhance controls to evaluate reporting units, the identification and allocation of cash flows to appropriate reporting units and enhanced review procedures over methodology and assumptions used in the annual impairment analyses.

Information Technology General Controls - Enhance internal IT policies and communication procedures to ensure all IT systems are subjecting to periodic user access reviews and re-assess user access privileges for certain users to ensure conflicts of duties are appropriately mitigated through monitoring controls.

Ineffective Controls Over Revenue - Evaluation of the design and implementation of process-level controls over the existence, completeness, and accuracy of data included in various reports and spreadsheets that support revenue accounts within the Consolidated Financial Statements.

Internally Developed Software: Redesign controls to enhance procedures to determine when completed internally developed software is placed into service and to ensure the timely communication thereof.

Lease Renewal Options: Establish a formal process to assess renewal options of lease agreements to determine reasonable certainty of extension and to quantify the impact of such extension on the Company’s right of use assets and liabilities.

Income Tax: Enhancing specific review procedures over the income tax provision and related disclosures, including strengthening the Company’s documentation standards and technical oversight.

Period End Financial Reporting - Redesign controls to enhance procedures and control precision levels to detect potential misstatements in period end financial statements.

Cash Disbursements - Redesign existing controls of payments that previously did not require validation of approval to now include procedures to ensure appropriate approvals are validated prior to disbursement.

We believe these measures will remediate the control deficiencies, but management is assessing the need for any additional steps to remediate the underlying causes that give rise to these material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in the firm’s attestation report, which appears on page F-4.

Notwithstanding the identified material weaknesses, management believes the Consolidated Financial Statements included in this Form 10-K fairly present, in all material respects, our results of operations and cash flows for year ended December 31, 2019 and our financial condition as of such date, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, the management of the Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that the control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information in the 2020 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in the 2020 Proxy Statement under the captions “Executive Compensation” and “Directors, Executive Officers and Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information in the 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Securities Authorized for Issuance Under Equity Compensation Plan
The following table summarizes information, as of December 31, 2019, relating to equity compensation plans of the Company (including individual compensation arrangements) pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,215,525	$8.26	2,207,794
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	9,215,525	$8.26	2,207,794

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in the 2020 Proxy Statement under the captions “Directors, Executive Officers, and Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in the 2020 Proxy Statement under the caption “Proposals - Proposal Two - Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
3.1	Certificate of Incorporation of Townsquare Media, Inc.		S-1/A		3.1	7/14/2014

3.2	Bylaws of Townsquare Media, Inc.		S-1/A		3.2	7/14/2014

4.1	Indenture dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee		8-K		4.1	4/1/2015

4.2	Form of 6.500% Senior Note due 2023		8-K		4.2	4/1/2015

4.3	Warrant Agreement, dated as of July 25, 2014, by and among Townsquare Media, Inc., the persons set forth on Schedule I thereto, and any other registered holders of the Warrant Certificates (as defined therein) from time to time party thereto		8-K		10.2	7/31/2014

4.4	Description of Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	X

10.1.1	Credit Agreement dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the lenders and financial institutions party thereto		8-K		10.1	4/1/2015

10.1.2	Guarantee and Security Agreement dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors party thereto and Royal Bank of Canada, as administrative and collateral agent		8-K		10.2	4/1/2015

10.1.3	Incremental Amendment Agreement No. 1, dated as of September 1, 2015, among Townsquare Media, Inc. and Royal Bank of Canada as administrative agent and Incremental Term Lender		10-Q/A	9/30/2015	10.2	11/9/2015

10.1.4	Amendment No. 2, dated as of February 8, 2017, to the Credit Agreement, dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent, and the other parties thereto.		10-K	12/31/2016	10.4	3/13/2017

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.1.5	Amendment No. 3, dated October 20, 2017, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015 and Amendment No. 2 dated as of February 8, 2017) (the “Credit Agreement”), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	9/30/2017	10.5	11/7/2017

10.1.6	Amendment No. 4, dated April 30, 2019, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015, Amendment No. 2 dated as of February 8, 2017 and Amendment No. 3 dated as of October 20, 2017), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	3/31/2019	10.1	5/7/2019

10.2.1 *	Employment Agreement, between Townsquare Media, Inc. and Bill Wilson, dated October 16, 2017.		8-K		10.1	10/19/2017

10.2.2 *	Employment Agreement Amendment, dated April 27/2018 to Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	5/3/2018

10.2.3 *	Second Amendment, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, as amended on April 24, 2019, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	12/13/19

10.3.1 *	Employment Agreement, between Townsquare Media, Inc. and Dhruv Prasad, dated October 16, 2017.		8-K		10.2	10/19/2017

10.3.2 *	Sepearation Agreement, dated as of December 31, 2018, by and between Townsquare Media, Inc. and Dhruv Prasad.		8-K		10.1	1/4/2019

10.4.1 *	Letter Agreement, between Townsquare Media, Inc. and Steven Price, dated October 16, 2017.		8-K		10.3	10/19/2017

10.4.2 *	Amendment to Letter Agreement, dated December 9, 2019, to the Letter Agreement, dated October 16/2017, and between Townsquare Media, Inc, and Steven Price.		8-K		10.4	12/13/2019

10.5.1 *	Employment Agreement, between Townsquare Media, Inc. and Stuart Rosenstein, dated October 16, 2017.		8-K		10.4	10/19/2017

10.5.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Stuart Rosenstein		8-K		10.2	12/13/2019

10.6.1 *	Employment Agreement, between Townsquare Media, Inc. and Erik Hellum, dated October 25, 2017.		10-K	12/31/2018	10.10	3/12/2019

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.6.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 25, 2017, by and between Townsquare Media, Inc. and Erik Hellum.		8-K		10.3	12/13/2019

10.7.1 *	2014 Omnibus Incentive Plan		S-1/A		10.8	7/14/2014

10.7.2 *	Form of Option Grant Agreement		S-1/A		10.9	7/14/2014

10.7.3 *	Form of Option Grant at IPO		S-1/A		10.10	7/21/2014

10.7.4 *	Restricted Stock Award Agreement between Townsquare Media, Inc. and Bill Wilson, dated May 31, 2018		8-K		10.1	6/4/2018

10.7.5 *	Form of Restricted Stock Award Agreement		10-Q	9/30/2018	10.1	11/6/2018

10.8 *	Form of Indemnification Agreement		S-1/A		10.11	7/14/2014

10.9	Second Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto		8-K		10.3	7/31/2014

10.10	Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Scott Schatz and Dhruv Prasad.		8-K		10.4	7/31/2014

10.11	Registration Agreement, dated as of August 16, 2016, by and between Townsquare Media, Inc. and Madison Square Garden Investments, LLC		10-Q	9/30/2016	10.1	11/8/2016

10.12	Agreement of Purchase and Sale by and among North American Fairs, LLC, Townsquare Live Events, LLC and Danny Huston, dated May 24, 2018.		8-K		10.1	5/29/2018

16.1	Letter to Securities and Exchange Commission from RSM US LLP, dated June 19, 2019		8-K		16.1	6/19/2019

21.1	List of Subsidiaries of Townsquare Media, Inc.	X

23.1	Consent of RSM US LLP	X

23.2	Consent of BDO USA, LLP	X

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350	X

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Management contract or compensatory plan or arrangement.

(b) Exhibits. See Exhibits above.

(c) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of June 2020.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Bill Wilson	Chief Executive Officer and Director	June 9, 2020
Bill Wilson	(Principal Executive Officer)

/s/ Stuart Rosenstein	Executive Vice President and Chief Financial Officer	June 9, 2020
Stuart Rosenstein	(Principal Financial Officer)

/s/ Robert Worshek	Senior Vice President and Chief Accounting Officer	June 9, 2020
Robert Worshek	(Principal Accounting Officer)

/s/ Steven Price	Executive Chairman and Director	June 9, 2020
Steven Price

/s/ B. James Ford	Director	June 9, 2020
B. James Ford

/s/ Gary Ginsberg	Director	June 9, 2020
Gary Ginsberg

/s/ Stephen Kaplan	Director	June 9, 2020
Stephen Kaplan

/s/ David Lebow	Director	June 9, 2020
David Lebow

/s/ David Quick	Director	June 9, 2020
David Quick

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Townsquare Media, Inc., are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Townsquare Media, Inc. (the “Company”) as of December 31, 2019, the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated June 9, 2020 expressed an adverse opinion thereon.
Restatement to Correct Previously Issued Consolidated Financial Statements
We also audited the adjustments described in Note 3 that were applied to restate the 2017 and 2018 consolidated financial statements which were previously audited by another accounting firm to correct errors. In addition, we also audited the prior period reclassification adjustments to reflect discontinued operations and changes in reportable segments. In our opinion, such adjustments and reclassifications are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2017 or 2018 consolidated financial statements of the Company other than with respect to the adjustments and reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2017 and 2018 consolidated financial statements taken as a whole.
Change In Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company has changed its accounting method for leases during the year ended December 31, 2019 due to the adoption of Topic 842, Leases.
Emphasis of a Matter- COVID-19
As more fully described in Note 18 to the consolidated financial statements, the Company may be materially impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health organization in March 2020.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

New York, New York
June 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York
Opinion on Internal Control over Financial Reporting
We have audited Townsquare Media, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2019 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2019, the related notes and financial statement schedule listed in the accompanying index (collectively referred to as “the consolidated financial statements”), the adjustments described in Note 3 that were applied to restate the 2017 and 2018 consolidated financial statements to correct errors, and the prior period reclassification adjustments to reflect discontinued operations and changes in reportable segments, and our report dated June 9, 2020 expressed an unqualified opinion thereon. We were not engaged to audit, review, or apply any procedures to the 2017 or 2018 consolidated financial statements of the Company other than with respect to the adjustments and reclassifications and, accordingly, we do not express an opinion or any other form of assurance on the 2017 and 2018 consolidated financial statements taken as a whole.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Several material weaknesses regarding management’s failure to design and maintain controls have been identified and described in management’s assessment. The material weaknesses related to 1) the control environment, a) not maintaining an appropriate control environment, inclusive of structure and responsibility, and risk assessment and monitoring activities by appropriately qualified resources with the knowledge, experience, and training important to the Company’s financial reporting to ensure compliance with generally accepted accounting principles requirements, b) inadequate mechanisms and oversight to ensure accountability for the performance of controls; 2) risk assessment, as the Company did not have an adequate assessment of changes in risks that could significantly impact internal control over financial reporting and did not effectively design controls in response to the risks of material misstatement; 3) controls activities, a) inadequate selection and development of effective control activities, b) inadequate selection and development of general controls over technology, and c) inadequate deployment of control activities through policies and procedures; and 4) monitoring controls, as the Company did not effectively evaluate whether the components of internal control were present and functioning. The control environment material weaknesses contributed to additional material weaknesses in the control activities as the Company did not design and maintain effective controls over a) the financial reporting close process, b) accounting for goodwill and indefinite lived intangibles, c) accounting for earnings per share, d) accounting for leases, e) accounting for internally developed software, f) authorization of disbursements, g) accounting for revenue arrangements, h) accounting for income taxes. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated June 9, 2020 on those consolidated financial statements.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ BDO USA, LLP

New York, New York
June 9, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Townsquare Media, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Townsquare Media, Inc. and subsidiaries (the Company) as of December 31, 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes to the consolidated financial statements and financial statement schedule (collectively, the financial statements). In our opinion, except for effects of the adjustments, if any, as might have been determined to be necessary had we been engaged to audit the Company's restatement, changes in reportable segments and retroactive application of discontinued operations, as described below, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Restatement
As discussed in Note 3 to the financial statements, the financial statements as of December 31, 2018 and 2017 and for the years then ended have been restated. We were not engaged to audit the restatement.

Segment Reporting, Discontinued Operations and Earnings per Share
We were not engaged to audit the restatement of the Company's disclosures about segments and related information for the years ended December 31, 2018 and 2017, as discussed in Note 15 to the financial statements. We were also not engaged to audit adjustments related to the retrospective reporting of the Company’s disclosures about discontinued operations and related information, including changes to basic and diluted earnings per share calculations for the years ended December 31, 2018 and 2017, as discussed in Notes 6, 14 and 17.

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

Except as discussed above, we conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We served as the Company's auditor from 2010 to 2019.

New York, New York
March 12, 2019

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	At December 31,
		As restated, Note 3
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$84,667	$60,517
Accounts receivable, net of allowance for doubtful accounts of $2,604 and $3,314, respectively	67,463	62,599
Prepaid expenses and other current assets	9,241	8,940
Assets of discontinued operations	—	21,888
Total current assets	161,371	153,944

Property and equipment, net	114,142	110,432
Intangible assets, net	388,029	427,982
Goodwill	157,947	226,981
Investments	8,275	9,505
Operating lease right-of-use-assets	49,503	—
Deferred tax assets	—	—
Other assets	638	6,909
Restricted Cash	494	879
Total assets	$880,399	$936,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,790	$12,765
Current portion of long-term debt	9,929	5
Deferred revenue	8,086	7,922
Accrued compensation and benefits	10,714	15,731
Accrued expenses and other current liabilities	15,358	16,723
Operating lease liabilities, current	7,690	—
Financing lease liabilities, current	17	—
Accrued interest	4,558	4,563
Liabilities of discontinued operations	423	6,239
Total current liabilities	71,565	63,948
Long-term debt (net of deferred financing costs of $3,840 and $5,155, respectively)	546,711	555,330
Deferred tax liability	34,347	54,256
Operating lease liability, net of current portion	44,957	—
Financing lease liabilities, net of current portion	31	—
Other long-term liabilities	352	7,590
Total liabilities	697,963	681,124

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 14,314,092 and 14,297,066 shares issued and outstanding, respectively	143	143
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,011,634 and 3,011,634 shares issued and outstanding, respectively	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 and 1,636,341 shares issued and outstanding, respectively	17	17
Total common stock	190	190
Additional paid-in capital	367,540	365,835
Accumulated Deficit	(188,034)	(111,804)
Noncontrolling interest	2,740	1,287
Total stockholders’ equity	182,436	255,508
Total liabilities and stockholders’ equity	$880,399	$936,632
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
		As restated, Note 3
	2019	2018	2017

Net revenue	$431,408	$407,869	$389,583

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	300,425	286,126	273,748
Depreciation and amortization	25,836	19,584	18,362
Corporate expenses	28,599	27,062	25,828
Stock-based compensation	2,592	1,633	718
Transaction costs	1,518	1,466	1,174
Business realignment costs	166	1,411	1,328
Impairment of goodwill	69,034	—	13,172
Impairment of long-lived and intangible assets	39,664	48,178	7,467
Impairment of investments	617	5,007	—
Net loss (gain) on sale and retirement of assets	92	(415)	386
Total operating costs and expenses	468,543	390,052	342,183
Operating (loss) income	(37,135)	17,817	47,400

Other expense (income):
Interest expense, net	33,860	34,266	32,755
Repurchase of debt	—	(140)	—
Other expense, net	1,073	811	363
(Loss) income from continuing operations before tax	(72,068)	(17,120)	14,282
Income tax (benefit) provision	(14,564)	30,839	(7,546)
Net (loss) income from continuing operations	(57,504)	(47,959)	21,828
Net loss from discontinued operations, net of tax	(8,150)	(49,344)	(34,700)
Net loss	$(65,654)	$(97,303)	$(12,872)

Net (loss) income attributable to:
Controlling interests	(67,763)	(98,658)	(13,748)
Noncontrolling interests	2,109	1,355	876
Net loss	(65,654)	(97,303)	(12,872)

Basic income (loss) per share:
Continuing operations attributable to common shares	$(3.36)	$(2.81)	$1.14
Continuing operations attributable to participating shares	$0.30	$0.30	$—
Discontinued operations attributable to common shares	$(0.44)	$(2.67)	$(1.88)
Discontinued operations attributable to participating shares	$—	$—	$—

Diluted income (loss) per share:
Continuing operations	$(3.36)	$(2.81)	$0.75
Discontinued operations	$(0.44)	$(2.67)	$(1.25)

Weighted average shares outstanding:
Basic attributable to common shares	18,549	18,478	18,459
Basic attributable to participating shares	8,978	8,978	8,978
Diluted	18,549	18,478	27,855

Cash dividend declared per share	$0.30	$0.30	$—
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in Thousands)

	Year Ended December 31,
		As restated, Note 3
	2019	2018	2017

Net loss	$(65,654)	$(97,303)	$(12,872)
Other comprehensive loss:
Foreign currency translation adjustment (1)	—	(124)	190
Total Comprehensive loss	(65,654)	(97,427)	(12,682)
Less: Comprehensive income attributable to non-controlling interest	2,109	1,355	876
Comprehensive loss attributable to controlling interest	$(67,763)	$(98,782)	$(13,558)
(1) Includes the effects of foreign currency losses related to foreign currency denominated intercompany loan balances in the amount of $0.4 million for the year ended December 31, 2017.

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
		As restated, Note 3
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(65,654)	$(97,303)	$(12,872)
Loss from discontinued operations	(8,150)	(49,344)	(34,700)
(Loss) income from continuing operations	(57,504)	(47,959)	21,828
Adjustments to reconcile (loss) income from continuing operations to net cash flows from operating activities
Depreciation and amortization	25,836	19,584	18,362
Amortization of deferred financing costs	1,443	1,516	1,646
Net deferred taxes and other	(15,028)	30,593	(8,229)
Provision for doubtful accounts	1,598	4,253	2,333
Stock-based compensation expense	2,592	1,633	718
Equity award modification	—	(131)	—
Trade activity, net	(11,113)	(13,185)	(11,754)
Repurchase of debt	—	(140)	—
Non-cash interest expense	—	(18)	(2)
Write-off of deferred financing fees	7	133	83
Impairment of goodwill and intangible assets	108,698	48,178	20,639
Impairment on investment	617	5,007	—
Net loss (gain) on sale of assets	92	(415)	386
Other	76	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(6,419)	(2,275)	(141)
Prepaid expenses and other assets	8,719	(1,151)	121
Accounts payable	2,387	(5,023)	(152)
Accrued expenses	(5,958)	5,695	3,487
Accrued interest	(6)	(989)	1,107
Other long-term liabilities	(8,568)	(793)	(794)
Net cash provided by operating activities - continuing operations	47,469	44,513	49,638
Net cash (used in) provided by operating activities - discontinued operations	(7,479)	(9,701)	1,721
Net cash provided by operating activities	39,990	34,812	51,359
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(787)	(23,789)	(5,511)
Payment for investment	—	—	(857)
Acquisition of intangibles	—	—	(150)
Purchase of property and equipment	(19,676)	(18,113)	(15,780)
Proceeds from insurance settlement	42	—	—
Proceeds from sale of investments	573	—	—
Proceeds from sale of assets	2,883	850	976
Net cash used in investing activities - continuing operations	(16,965)	(41,052)	(21,322)
Net cash provided by (used in) investing activities - discontinued operations	11,084	23,778	(7,498)
Net cash used in investing activities	(5,881)	(17,274)	(28,820)
Cash flows from financing activities:
Repayment of long-term debt	—	(11,332)	(6,662)
Proceeds from stock offering and option exercises	—	—	346
Repurchase of stock	(400)	—	—
Dividend payments	(8,278)	(6,179)	—
Debt financing costs	(571)	(2)	(526)
Cash distribution to non-controlling interests	(2,586)	(524)	(421)
Sale of non-controlling interests	1,500	—	—
Repayments of finance lease obligations	(9)	(5)	(91)
Net cash used in financing activities - continuing operations	(10,344)	(18,042)	(7,354)
Net cash used in financing activities - discontinued operations	—	(19)	(600)
Net cash used in financing activities	(10,344)	(18,061)	(7,954)
Effect of exchange rate changes	—	(123)	(45)
Cash, cash equivalents and restricted cash:
Net increase in cash and cash equivalents and restricted cash	23,765	(646)	14,540
Beginning of period	61,396	62,042	47,502
End of period	$85,161	$61,396	$62,042
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)

	Year Ended December 31,
		As restated, Note 3
	2019	2018	2017
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$33,522	$34,029	$29,917
Income taxes	818	1,203	722

Equity issued in respect of acquisitions:
Common stock, joint venture acquisition	—	—	513

Supplemental Disclosure of Non-cash Investing Activities:
Investments acquired in exchange for advertising	2,270	6,420	2,972
Accrued capital expenditures	—	996	—

Supplemental Disclosure of Non-cash Financing Activities:
Dividends declared, but not paid during the period	$2,164	$2,162	$—

Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	$84,667	$60,517	$61,168
Restricted cash included in other long-term assets	494	879	874
	$85,161	$61,396	$62,042
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2017 (As restated, Note 3)	13,735,690	3,022,484	1,636,341	8,977,676	$184	$365,434	$7,271	$(722)	$741	$372,908
Net loss, as restated	—	—	—	—	—	—	(13,748)	—	876	(12,872)
Joint venture acquisition	48,035	—	—	—	1	513	—	—	—	514
Stock options exercised	35,914	—	—	—	—	346	—	—	—	346
Stock-based compensation	—	—	—	—	—	748	—	—	—	748
Foreign currency exchange	—	—	—	—	—	—	—	190	—	190
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(496)	(496)
Balance at December 31, 2017 (As restated, Note 3)	13,819,639	3,022,484	1,636,341	8,977,676	$185	$367,041	$(6,477)	$(532)	$1,121	$361,338
Adjustments of equity pursuant to adoption of ASC 606, as restated(1) (2)	—	—	—	—	—	—	1,672	—	—	1,672
Adjusted balance at January 1, 2018 (As restated, Note 3)	13,819,639	3,022,484	1,636,341	8,977,676	185	367,041	(4,805)	(532)	1,121	363,010
Net loss, as restated	—	—	—	—	—	—	(98,658)	—	1,355	(97,303)
Dividend declared	—	—	—	—	—	—	(8,341)	—	—	(8,341)
Acquisition of non-controlling interest	—	—	—	—	—	(2,714)	—	—	(645)	(3,359)
Equity award modification	—	—	—	—	—	(131)	—	—	—	(131)
Disposal of subsidiary	—	—	—	—	—	—	—	656	—	656
Conversion of common shares	10,850	(10,850)	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	1,644	—	—	—	1,644
Issuance of restricted stock	466,577	—	—	—	5	(5)	—	—	—	—
Foreign currency exchange	—	—	—	—	—	—	—	(124)	—	(124)
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(544)	(544)
Balance at December 31, 2018 (As restated, Note 3)	14,297,066	3,011,634	1,636,341	8,977,676	$190	$365,835	$(111,804)	$—	$1,287	$255,508
Net loss	—	—	—	—	—	—	(67,763)	—	2,109	(65,654)
Dividend declared	—	—	—	—	—	—	(8,383)	—	—	(8,383)
Issuance of restricted stock	67,026	—	—	—	1	(1)	—	—	—	—
Stock-based compensation	—	—	—	—	—	2,495	—	—	—	2,495
Share repurchases	(50,000)	—	—	—	(1)	(315)	(84)	—	—	(400)
Disposal of subsidiary	—	—	—	—	—	(474)	—	—	1,930	1,456
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,586)	(2,586)
Balance at December 31, 2019	14,314,092	3,011,634	1,636,341	8,977,676	$190	$367,540	$(188,034)	$—	$2,740	$182,436

(1) See Notes 2 and 4 to the Notes to the Consolidated Financial Statements
(2)Includes adjustments to reflect the tax impacts related to the adoption, as included in “Other Adjustments” to the Consolidated Balance Sheet at December 31, 2018 as presented in Note 3, Restatement of Previously Issued Consolidated Financial Statements.
See Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation
Nature of Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States.  We own and operate 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 19,000 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), and e-commerce offering, and we own and operate approximately 200 local live events each year. Many of our radio stations are considered market leaders and we also participate in the digital, mobile, video and social media arena. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, we create, promote and produce a diverse range of live events, including, concerts, expositions and other experiential events within and beyond our radio markets. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic local and regional events such as the WYRK’s Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries that it controls. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year’s presentation. These reclassifications primarily relate to the presentation of restricted cash.
Discontinued Operations Presentation: As a result of the Company's decision in March of 2019 to exit its Music Festivals business, the Company began reporting the results of the Music Festivals within discontinued operations, net of taxes in the Company's Consolidated Financial Statements. Accordingly, prior year amounts have been restated to conform to this presentation. See Note 6, Divestitures and Discontinued Operations, for further discussion.
Segment Reporting: Operating segments are organized internally by type of products and services provided. On January 2, 2019, the Company announced that its former Co-Chief Executive Officer (“CEO”) Dhruv Prasad resigned and that its other Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of this organization change, Mr. Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company changed its reporting segments to reflect the information reviewed by the CODM and identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events.  We have presented segment information for the years ended December 31, 2018 and 2017 in conformity with the current year’s segment information. See Note 15, Segment Reporting, in our Notes to Consolidated Financial Statements.
Use of Estimates: The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include assumptions used in determining the fair value of assets and liabilities acquired in a business combination, impairment testing of intangible assets, valuation and impairment testing of long-lived tangible assets, the present value of leasing arrangements, share-based payment expense and the calculation of allowance for doubtful accounts and income taxes.
Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk is limited due to the large number of customers comprising the Company’s customer base and their dispersion across several different geographic areas of the country. No single customer accounts for more than 1% of revenue in any of the years ended December 31, 2019, 2018 and 2017.
Cash and cash equivalents: The Company maintains its cash balances principally at large financial institutions throughout the United States. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2019 and 2018, cash equivalents were comprised of money market funds of $54.8 million and $45.2 million, valued using Level 1 inputs.
Restricted cash: Restricted cash includes collateral account for the Company’s corporate credit cards and a stand-by letter of credit issued in favor of a landlord for one of our leases, and are classified in non-current assets in the Consolidated Balance Sheets. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash. We had restricted cash of $0.5 million and $0.9 million as of December 31, 2019 and 2018, respectively.
Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are recorded at the invoiced amount and are reduced by a valuation allowance that reflects management’s best estimate of the accounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance including historical data, collection experience, customer types, creditworthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.
Property and Equipment: Property and equipment are recorded at cost and depreciated over their estimated useful life. Property and equipment acquired in a business combination are recorded at their estimated fair value at the date of acquisition under the acquisition method of accounting. Major additions or improvements are capitalized, while repairs and maintenance are charged to expense.
Depreciation expense on property and equipment is recorded using the straight-line method. The estimated useful lives for depreciation are as follows:

Property Type	Depreciation Period in Years
Buildings and improvements	10 to 39 years
Broadcasting equipment	3 to 20 years
Computer and office equipment	3 to 5 years
Furniture and fixtures	5 to 10 years
Transportation equipment	2 to 5 years
Software development costs	1 to 2 years
Leasehold improvements	Shorter of the useful life or remaining term of lease

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
Software Development Costs: In accordance with Accounting Standards Codification (“ASC”) Topic 350, Internally Developed Software, we incurred and capitalized software development costs of $4.7 million during the year ended December 31, 2019 and $5.6 million (net of write downs of $0.3 million) during the year ended December 31, 2018. Certain costs incurred for software development during the application development stage are capitalized while costs incurred during the preliminary and post-implementation costs are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life. Software development costs consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the development and localization of products and services.

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
Intangible Assets: Intangible assets consist principally of Federal Communication Commission (“FCC”) broadcast licenses and other definite-lived intangible assets. FCC licenses, which have been recorded at their estimated fair value as of the date of acquisition, have an indefinite useful life and therefore are not amortized. The fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Costs associated with other definite-lived intangible assets are being amortized using the straight-line method over the term of the related agreements, which range from 1 to 39 years.
We have selected December 31st as the annual testing date for impairment of FCC licenses. We evaluate our FCC licenses annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. We evaluated the fair value of our FCC licenses at the unit of account level. Each market's broadcasting licenses were combined into a single unit of accounting for purposes of testing for impairments, which was geographic market.
We utilized the direct valuation method to perform our impairment test. Under this method, the income that is attributable to each FCC license is isolated and is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and assumes that the only asset of the hypothetical start-up business is the license. It is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the indefinite-lived intangible assets. The cash flows generated in the greenfield method are presumed to emanate from the one asset, or the FCC license, that exists at time zero. This cash flow stream is discounted to arrive at a value for the FCC license.
The key assumptions using the direct valuation method are market revenue growth rates, market share, profit margin and duration and profile of the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average FCC license within a market. The projections incorporated into our license valuations take into consideration the then current economic conditions. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control.
Below are some of the key assumptions used in our 2019 annual impairment assessments:

	December 31, 2019
Discount Rate	11.0%
Long-term Revenue Growth Rate	2.0%
	Low	High
Mature Market Share	19.7%	100.0%
Operating Profit Margin	(19.4)%	55.5%

Below are some of the key assumptions used in our 2018 annual impairment assessments:

	December 31, 2018
Discount Rate	10.0%
Long-term Revenue Growth Rate	2.0%
	Low	High
Mature Market Share	19.6%	100.0%
Operating Profit Margin	(15.8)%	53.5%
Below are some of the key assumptions used in our 2017 annual impairment assessments:

	December 31, 2017
Discount Rate	10.0%
Long-term Revenue Growth Rate	2.0%
	Low	High
Mature Market Share	19.4%	100.0%
Operating Profit Margin	(25.9)%	54.1%

Based on the results of the Company’s annual impairment evaluations of its FCC licenses, we incurred an impairment charge of $39.4 million for FCC licenses in 34 of our 67 local markets for the year ended December 31, 2019. For the year ended December 31, 2018 we incurred impairment charges of $48.2 million, as restated, for FCC licenses in 24 of our 67 local markets. We incurred an impairment charge of $6.7 million, as restated, in 12 of our 67 local markets to our FCC licenses during the year ended December 31, 2017. Charges related to the impairment of the Company’s FCC licenses are included in Advertising segment results.
Assumptions used to estimate the fair value of our FCC licenses are dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenues experience further actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and it is possible the Company will recognize additional impairment charges.
See Note 3, Restatement of Previously Issued Consolidated Financial Statements, for further details related to the restatement of our impairment charges for the years ended December 31, 2018 and 2017, respectively.
Goodwill: The acquisition method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. Under the provisions of ASC Topic 350, Intangibles-Goodwill and Other, goodwill is not amortized, but is reviewed for impairment at least on an annual basis at December 31, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The Company adopted the provisions of ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment on January 1, 2019. This new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new standard, entities perform goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.
The Company evaluates goodwill for impairment at the reporting unit level and has determined appropriate reporting units. The most significant is comprised of the components representing the local advertising businesses of all geographic markets, “Local Advertising”, which are aggregated into one reporting unit for testing. Our other reporting units include: (i) national digital assets, “National Digital”, which consists of music and entertainment focused national websites, (ii) Townsqaure Ignite, our digital programmatic advertising platform, (iii) AnalyticOwl, which is an attribution and analytics platform dedicated to tracking broadcast media, (iv) Townsquare Interactive, which are our subscription based digital marketing solutions offered to small and mid-sized local and regional business, and (v) Live Events, which includes the operations of our national events including other expos, lifestyle and active events which occur outside of our 67 distinct markets.
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
The Company also performs a reasonableness test on the fair value results for goodwill by comparing the carrying value of the Company’s assets to the Company’s enterprise value based on its market capitalization.

For 2019, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2019, including goodwill. Based upon such assessment, we determined that the carrying value of our Local Advertising reporting unit exceeded its fair value as of our impairment assessment date, primarily as a result of traditional broadcast operations to a stand-alone reporting unit in conjunction with the change in reportable operating segments in 2019. Prior to our change in reportable operating segments in 2019, the results of our traditional broadcast operations were aggregated with our digital advertising products and solutions, including Townsquare Interactive and Townsquare Ignite for the purposes of our annual goodwill impairment test. The fair values of our National Digital, Townsquare Ignite, AnalyticOwl, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 125%, 277%, 559%, 267% and 273%, respectively.

The Company recognized an aggregate $69.0 million non-cash goodwill impairment charge related to the Local Advertising reporting unit in the fourth quarter of 2019. Following the recognition of this non-cash goodwill impairment charge, the local advertising businesses reporting unit had no goodwill as of December 31, 2019. The fair values of each of our reporting units were determined using a weighted average market and income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 8% - 12% with a perpetual growth rates of ranging from (4.2)% to 15.4%.  The key assumptions used to determine the estimated fair value of each reporting unit are predicated on our market positioning and the ability to provide diversified and integrated product and service offerings. In the event our operating strategy faces challenges in the business environments in which each of our reporting units operate, a resulting change in the key assumptions (e.g., long-term financial projections) could have a negative impact on the estimated fair value of our reporting units, and it is possible the Company could recognize additional impairment charges.
In January 2019, management concluded that the Company should exit its Music Festival business and commenced an active search for a buyer.  As a result of these actions, the Music Festival business met the criteria for assets held for sale which required the Company to measure its long-lived assets at the lower of carrying value or fair value less costs to sell.  During the first quarter of 2019, management received indications of fair value.  This assessment resulted in a $10.0 million impairment charge against the assets of the disposal group which was recorded in discontinued operations for the year ended December 31, 2019.
As of the December 31, 2018 annual testing date, the Company’s stock price and market capitalization were significantly depressed as compared to the prior periods.  This along with other factors led the Company to revise certain assumptions, including risk-adjusted discount rates, which had a negative impact on the fair value calculation of our intangibles. Goodwill impairment testing conducted as of December 31, 2018 resulted in a goodwill impairment charge of $12.5 million within our Live Events segment, further classified as a component of discontinued operations.
During the fourth quarter of 2017, management undertook a corporate strategic review and concluded the Company would exit certain entertainment businesses. These businesses represented components within the Live Events segment and not an exit from this line of business as other similar events continued to be held. In connection with this realignment, the Company wrote off $4.1 million of goodwill. The testing conducted as of December 31, 2017 resulted in a goodwill impairment charge of $9.1 million within our Live Events segment.

See Note 8, Goodwill and Other Intangible Assets, for further details related to the results our impairment testing for each of the years ended December 31, 2019, 2018 and 2017, respectively.

Investments: Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. As management does not exercise significant control over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial equity valuations were based upon a combination of valuation analysis using observable inputs categorized as Level 2 and performing discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. The Company adopted ASU 2016-01, on January 1, 2018. The ASU allows the use of a qualitative assessment when analyzing impairment of equity investments without readily determinable fair values. The Company performed a qualitative assessment of its equity investments for the years ended December 31, 2019 and 2018 and as a result, recorded impairment charges of $0.6 million and $5.0 million, respectively. Impairment charges are included in caption Impairment of investments, in the Company’s Consolidated Statement of Operations.
Deferred Financing Costs: Deferred financing costs related to the issuance of debt are capitalized and are amortized over the life of the instrument in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period (the interest method). The amortization of these costs is recorded as interest expense, net in the Consolidated Statements of Operations. In accordance with ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, unamortized deferred financing costs as of December 31, 2019 and 2018 have been deducted from the long-term debt balance in the Consolidated Balance Sheets.
Impairment of Long-Lived Assets: Long-lived assets (including property, equipment and intangible assets subject to amortization) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset group. If it were determined that the carrying amount of an asset was not recoverable, an impairment loss would be recorded. The Company determines the fair value of its long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. The fair value of assets held for sale is determined in the same manner as described for assets held and used. We recognized an impairment charge of $0.1 million during the year ended December 31, 2019 related to the sale of one of our Tuscaloosa, AL stations, which is included in caption Impairment of long-lived and intangible assets, in the Company’s Consolidated Statement of Operations. There were no impairment charges for the years ended December 31, 2018 and 2017.
Changes in our Operating Segments: As of January 1, 2019, we changed our reporting segments to reflect the information reviewed by the CODM and identified three reportable operating segments, which are Advertising, including broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events. Prior year segment reporting information has been restated to conform with the current year presentation. See Note 15, Segment Reporting, in our Notes to Consolidated Financial Statements.
The Company’s activities are predominately within the United States, which represents one geographic region for segment reporting.
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
Revenue Recognition: Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Digital marketing solutions revenue, under the brand name Townsquare Interactive, is recognized as an obligation until the terms of a customer contract are satisfied, which generally occurs with the transfer of control as the Company satisfies its contractual performance obligation. Digital revenue is derived primarily from the sale of internet-based advertising campaigns to local and national advertisers and is recognized over the duration of the campaigns. Live events revenue and other non-

broadcast advertising revenue are recognized as events are conducted. Deferred revenue consists primarily of advance ticket sales on events scheduled to take place at dates in the future and digital subscriptions in which payment is received in advance of the service month.
Barter Transactions: Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast. Merchandise or services received is charged to expense when received or utilized. If merchandise or services are received prior to the broadcast of the advertising, a liability is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Total revenues recognized related to barter transactions were $27.9 million, $30.7 million and $27.7 million for each of the years ended December 31, 2019, 2018 and 2017, respectively.
Leases: Prior to January 1, 2019, we recognized our leases in accordance with ASC 840, Leases, and all of our leases were classified as either operating or capital leases. For our operating leases, rent expense was recognized on a straight-line basis over the terms of the leases and, accordingly, we recorded the cumulative difference between cash rent payments and the recognition of rent expense as a deferred rent liability. When an operating lease included lease incentives, such as rent abatements or leasehold improvement allowances, or required fixed escalations of the minimum lease payments, the aggregate rental expense, including such incentives or increases, was recognized on a straight-line basis over the term of the lease.
Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842). The adoption of this update represents a change in accounting principle and resulted in the recognition of right-of-use ("ROU") assets and operating lease liabilities. We elected the package of practical expedients, which permits us not to reassess our prior conclusions about lease identification, lease classification and initial direct costs incurred. We also elected the practical expedient to combine lease and non-lease components when determining the ROU asset and lease liability, as well as the practical expedient to exclude leases with an initial term of 12 months or less. The primary effect of adopting this standard relates to the recognition of our operating leases on our Consolidated Balance Sheets and providing additional disclosures about our leasing activities. The reported results as of December 31, 2019 reflect the application of ASC Topic 842, while the comparative information has not been restated and continues to be reported under the related lease accounting standards in effect for those periods. See Note 11, Lease and Purchase Commitments, for further information on the adoption.
The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liability, net of current portion on our Consolidated Balance Sheets. Finance leases are included in property and equipment, net, financing lease liabilities, current and financing lease liabilities, net of current portion on our Consolidated Balance Sheets.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date, adjusted by the deferred rent liabilities at the adoption date. ROU assets may also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received.
Our lease arrangements may contain lease and non-lease components. We elected to combine lease and non-lease components. In determining the present value of the future lease payments, we consider only payments that are fixed and determinable at commencement date, including non-lease components. Variable components such as utilities and maintenance costs are expensed as incurred. As our leases do not provide an implicit rate, in determining the net present value of lease payments, management used judgment in order to estimate the appropriate incremental borrowing rate, which is the rate incurred to borrow equivalent funds on a collateralized basis over a similar term in a similar economic environment. Lease terms include periods under options to extend or terminate the lease when we are reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.
We also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with a term of 12 months or less.
ROU assets for operating leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero.
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
As of December 31, 2019, the Company operated two non-owned radio stations under LMAs. The total net revenue for the contractual portion of the LMA of the radio stations and its total expenses for the contractual portion of the LMA were immaterial.
Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose estimated fair values for its financial instruments. Management has reviewed its cash, accounts receivable, other current assets, accounts payable and accrued expenses and has determined that their carrying values approximate their fair value due to the short maturity of these instruments. The fair value of the Company’s long-term debt is disclosed in Note 10, Long-Term Debt.
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

Advertising and Promotion Costs: Costs of media advertising (including barter) and associated production costs are expensed to direct operating expenses the first time the advertising takes place. The Company recorded advertising expenses of $3.2 million, $2.0 million, and $4.4 million, for the years ended December 31, 2019, 2018, and 2017, respectively.
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

The Company follows the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The Company’s Federal income tax returns and various state tax returns remain subject to examination by taxing authorities for all years after 2015.
Stock-based compensation: Stock-based compensation expense related to stock-based transactions, including employee awards, is measured and recognized in the Consolidated Financial Statements based on the fair value of the award on the grant date. The fair values of restricted stock awards are determined based on the fair market value of our common stock at the time of grant. The fair value of option awards is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest. The calculated compensation expense is adjusted based on an estimate of awards ultimately expected to vest.
Contingencies: In accordance with ASC Topic 450, Contingencies, the Company records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters and relates that to an accrual for estimated losses to determine if any adjustments are required.
In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Additionally, from time to time the Company is engaged in various legal proceedings related to its intellectual property, employees or other matters. Although such matters are subject to many uncertainties and outcomes are not predictable with assurance, as of December 31, 2019, 2018, and 2017 management does not believe any such matters are material to the Company’s consolidated results of operations or financial condition.
Accounting Developments
Adopted Standards - 2019
In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 requires the lessee to recognize in the statement of financial position a liability to make lease payments, and a right-of-use ("ROU") asset representing its right to use the underlying asset for the lease term. The liability and asset are initially measured at the present value of the lease payments. The ASU applies to all leases, including those previously classified as operating leases under ASC Topic 840. The standard is effective for fiscal years beginning after December 15, 2018, and allows a number of practical expedients that the Company has elected to apply. The guidance ASU 2018-11, Leases (Topic 842): Targeted Improvements, which amends ASC 842 provides entities with an optional transition method for adopting the new lease standard by allowing entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings and not to restate comparative periods presented. The Company adopted the standard using the optional transition method as of January 1, 2019, using the package of practical expedients as well as several other permitted practical expedients that allow for a more simplified transition. Accordingly, the Company accounted for its existing operating leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain a lease under ASC Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, the Company recognized at adoption (a) a lease liability of approximately $49.1 million, which represents the present value of the remaining lease payments, discounted at a weighted average discount rate of 7.04%, and (b) a ROU asset of approximately $46.2 million which represents the lease liability of $49.1 million adjusted for accrued rent of approximately $2.9 million. The most significant impact of this standard was the recognition of ROU assets and lease obligations for operating leases.

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
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new guidance simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the new standard, entities will perform goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company early adopted this standard effective January 1, 2019 and has utilized this method in completing the 2019 year-end impairment testing described above.
Adopted Standards - 2018
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
The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet, after consideration of discontinued operations, for the adoption of Topic 606 were as follows (in thousands):

	As Restated December 31, 2017 (1)	Adjustment due to ASC 606 (As Restated)	Balance at January 1, 2018 (1)

Assets
Prepaid expenses and other current assets	$6,395	$2,271	$8,666
Total Current Assets	169,671	2,271	171,942
Total Assets	$1,034,438	$2,271	$1,036,709

Liabilities
Deferred Tax Liabilities	$24,035	$599	$24,634
Total Liabilities	$673,100	$599	$673,699

Equity
Accumulated Deficit	$(6,477)	$1,672	$(4,805)
Total stockholders' equity	361,338	1,672	363,010
Total liabilities and stockholders' equity	$1,034,438	$2,271	$1,036,709
(1) See Note 3, Restatement of Previously Issued Consolidated Financial Statements.
The adjustment relates to the adoption of Topic 606, relates to the reclassification of costs associated with sales commissions related to obtaining certain customer contracts. In accordance with the new revenue standard's requirements, for the year ended December 31, 2018, the impact of adoption of Topic 606 on our Consolidated Financial Statements was a decrease to operating expenses and an increase to net income of approximately $0.7 million as a result of amortizing deferred commissions under ASC 606.

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
Recently Issued Standards That Have Not Yet Been Adopted
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, Intangibles - Goodwill and Other to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company expects to adopt the new guidance in the first quarter of 2020 and the adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. The new guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company expects to adopt the new guidance in the first quarter of 2023. The Company is continuing to assess the impact on its Consolidated Financial Statements, if any.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring disclosure of the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company has evaluated the disclosure requirements of this standard and does not expect it to have a material impact on the Company’s Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Accounting Standards Update 2019-12—Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The Company is continuing to assess the impact on its Consolidated Financial Statements, if any.
In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint  Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. If a company is applying the measurement alternative for an equity investment under ASC 321 and must transition to the equity method because of an observable transaction, it will remeasure its investment immediately before transition. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. The adoption of this is not expected to have a material impact on the Company's Consolidated Financial Statements.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848), which is intended to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contracts, hedge accounting and other transactions affected by the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This ASU is effective for all entities beginning on March 12, 2020  and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is continuing to assess the impact on its Consolidated Financial Statements.

3. Restatement of Previously Issued Consolidated Financial Statements

We have restated herein our Consolidated Financial Statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017. In addition, we have restated our unaudited quarterly financial data for the first three quarters of the year ended December 31, 2019 and for each quarter of the year ended December 31, 2018, as presented in Note 17, Quarterly Financial Data (Unaudited). We have also restated impacted amounts within the notes to the consolidated financial statements, as applicable.

Restatement Background

Impairment of FCC Licenses

In connection with the performance of our 2019 annual testing for impairment to our FCC licenses, management determined that the projected cash flows utilized under the income valuation method to perform our annual testing for impairment to our FCC licenses included cash flows which have been determined to be indirectly related to the cash flows generated from the use of our FCC licenses. As a result, our non-cash impairment charge for the years ended December 31, 2018 and 2017, were understated by approximately $28.3 million and $3.8 million, respectively and therefore the provision for income taxes, net income, earnings per share and retained earnings were all overstated in our previously reported Consolidated Financial Statements for the years ended December 31, 2018 and 2017. The impact on our Consolidated Balance Sheets was primarily an overstatement of intangible assets, net and an overstatement to retained earnings as of December 31, 2018 and 2017. Additionally, a non-cash impairment charge has been reflected in our restated Consolidated Statements of Stockholders’ Equity as of January 1, 2017 for the impact of this adjustment on prior period results.

Additionally, the tax basis in certain FCC licenses recognized during the year ended December 31, 2014 were retrospectively adjusted in connection with the completion of our 2019 annual testing for impairment. The impact of the adjustment represents a decrease to retained earnings in the amount of $3.5 million. This adjustment has been reflected in our restated Consolidated Statements of Stockholders’ Equity as of January 1, 2017.

Increase to Valuation Allowance on Federal Net Operating and Capital Loss Carryforwards

In connection with the non-cash impairment charges discussed above, the Company further assessed the need for a valuation allowance to reduce deferred tax assets related to its federal net operating loss carryforwards, including an evaluation of the available pertinent positive and negative evidence, such as our history of earnings, the scheduled reversal of deferred tax assets and liabilities and projected earnings. Based on such evaluation, the Company determined that it was more likely than not that a portion of the deferred tax assets related to its federal net operating and capital loss carryforwards may not be realized and that evidence supporting such determination became evident as of December 31, 2018. As such, an adjustment of $42.9 million, $28.4 million of which is reflected as an adjustment to the provision for income taxes in our restated Consolidated Financial Statements for the year ended December 31, 2018, related to the establishment of a valuation allowance to reduce the deferred tax assets to the amount that the Company expects will be realized. As a result, net income, earnings per share and retained earnings were all overstated, while the provision for income taxes was understated in our previously reported Consolidated Financial Statements for the year ended December 31, 2018. The impact on our Consolidated Balance Sheets was primarily an overstatement of deferred tax assets and an overstatement to retained earnings as of December 31, 2018.

Treatment of Loss on Sale of North American Midway Entertainment ("NAME")

On May 24, 2018, the Company, through a subsidiary of Townsquare Live Events, LLC, sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly-owned subsidiary North American Midway Entertainment ("NAME") to North American Fairs, LLC for $23.5 million. We recognized a loss on the sale of NAME of approximately $1.8 million within net loss from discontinued operations. The loss on the sale of NAME was recognized as an ordinary loss for tax purposes during the second quarter of the year ended December 31, 2018. However, due to the uncertainty of the characterization of the loss, the Company has recorded the sale of NAME as a capital loss and have also identified additional basis that increased this loss. As a result, net loss from discontinued operations, net loss and loss per share from discontinued operations for the year ended and for the second quarter of the year ended December 31, 2018 was understated in our previously reported Consolidated Financial Statements by approximately $10.7 million, representing a loss of $14.5 million, net of deferred tax assets realized, as the Company is unable to generate capital gains in order to offset this capital loss. The impact on our Consolidated Balance Sheets was primarily an overstatement of deferred tax assets and an overstatement to retained earnings as of December 31, 2018.

Write-off of Deferred Tax Assets Related to Stock-based Compensation

In connection with the preparation of our Consolidated Financial Statements, we identified errors related to the maintenance of deferred tax assets related to stock-based compensation for stock-based awards. These errors related to deferred tax assets generated in excess of covered employee Section 162(m) limits following award modifications in August of 2018 and deferred taxes remaining which related to awards which had previously been forfeited. As a result, an adjustment of $5.9 million is reflected in the Consolidated Financial Statements for the year ended and the third quarter of the year ended December 31, 2018 to write-off deferred tax assets associated with stock-based awards exceeding Section 162(m) limitations. As a result, net income, earnings per share and retained earnings were all overstated, while the provision for income taxes was understated in our previously reported Consolidated Financial Statements for the year ended and the third quarter of the year ended December 31, 2018. The impact on our Consolidated Balance Sheets was primarily an overstatement of deferred tax assets and an overstatement to retained earnings as of December 31, 2018. A cumulative decrease to retained earnings in the amount of $2.3 million has been reflected in our restated Consolidated Statements of Stockholders Equity as of January 1, 2017 to write-off deferred tax assets associated with forfeited stock-based awards on prior period results.

Calculation of Income (Loss) Per Common Share

In connection with the preparation of our Consolidated Financial Statements for the three and six months ended June 30, 2019, we identified an error in the presentation and calculation of our income (loss) per share. We determined that our Warrants were a participating security, as defined, in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Although these Warrants are subject to restrictions on exercise, they participate in the undistributed earnings of the Company. The correction required that our basic income (loss) per common share be presented under the two-class method. In accordance with Staff Accounting Bulletin (“SAB”) No. 99 Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error as part of our interim financial reporting process for the three and six months ended June 30, 2019, and determined that the impact was not material to our results of operations or financial position for any prior annual or interim period. Included in our quarterly reporting on Form 10-Q for the three and six months ended June 30, 2019, the impacts to the income (loss) per share amounts previously reported for each of the years ended December 31, 2018, 2017 and 2016 were presented.
Additionally, in connection with the preparation of our restated Consolidated Financial Statements included herein, we identified an error in the calculation of basic loss per common share under the two-class method for the three months ended June 30, 2018, whereby the loss from discontinued operations for the period was not allocated to participating shares. As a result, basic loss per share from discontinued operations attributable to participating shares was understated by $0.25 per share, per share, while basic loss per share from discontinued operations attributable to common shares was overstated by $0.12 per share. Further, we identified an error in the calculation of basic loss per common share under the two-class method for the year ended December 31, 2017 and for the three months ended March 31, 2018, whereby undistributed earnings were improperly allocated to participating shares. As a result:

•
basic income per share from continuing operations attributable to common shares was understated by $0.43 per share, while basic income per share from continuing operations attributable to participating shares was overstated by $0.87 per share and diluted income per common share was overstated by $0.01 per share for the year ended December 31, 2017; and

•
basic income per share from continuing operations attributable to common shares was understated by $0.02 per share, while basic income per share from continuing operations attributable to participating shares was overstated by $0.05 per share for the three months ended March 31, 2018.

These adjustments have been reflected in our restated Consolidated Financial Statements for the year ended December 31, 2017 and the unaudited quarterly financial data for the each of the three months ended March 31, 2018 and June 30, 2018, respectively, as presented in Note 17, Quarterly Financial Data (Unaudited).
Cumulative Impact of Reduction in Income Tax Rate
Included in other adjustments, as discussed below, is a cumulative adjustment of $0.7 million for the net impact to our previously reported provision for income taxes for the year ended December 31, 2017 related to all restatement adjustments identified through the year ended December 31, 2016 as a result of the reduction in the corporate income tax rate under the 2017 Tax Cuts and Jobs Act. The impacts of this adjustment was an overstatement of income tax benefit, net income and earnings per share in our previously reported Consolidated Financial Statements. The impact on our Consolidated Balance Sheets was primarily an overstatement of deferred tax assets and retained earnings as of December 31, 2017.
Discontinued Operations
During the first quarter of 2019, management concluded that the Company should exit its Music Festivals business. On May 24, 2019, the Company closed on the sale of its Music Festivals to a subsidiary of Live Nation for $10.0 million. On March 18, 2019, the Company closed on the sale of its Arizona Bridal Shows for $2.0 million. The assets, liabilities and results of operations of these businesses have been reclassified as discontinued operations for each of the years ended December 31, 2018 and 2017, respectively.

Reclassifications
The Company previously presented impairment losses on investments as a component of other expense in its consolidated statements of operations. Included in the adjustments is the reclassification of these impairments to be included as a component of operating income for the year ended December 31, 2018.

The Company previously aggregated non-cash goodwill and intangible impairment charges as a single line item in its Consolidated Statements of Operations. Included in the adjustments is the reclassification of goodwill impairment charges as a single line item for the year ended December 31, 2017.

The Company previously included restricted cash as a component of cash and cash equivalents for the years ended December 31, 2018 and 2017 in its Consolidated Balance Sheet. Included in the adjustments is the reclassification of restricted cash to be included as a component of other assets for the years ended December 31, 2018.

An adjustment has been made to reclassify cashflows related to unpaid capital expenditures from purchases of property and equipment to accounts payable in the Consolidated Statements of Cash Flows for the year ended December 31, 2018.

Other Adjustments

In addition to the errors described above, the restated financial statements also include adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.

These misstatements, both individually and in the aggregate, had no impact to previously reported total cash flows from operations, investing or financing activities, or the timing of cash payments for income taxes.

Below are our restated Consolidated Balance Sheets as of December 31, 2018 and 2017 and the restated Consolidated Statements of Operations, Comprehensive (Loss) Income, Changes in Stockholder’s Equity, and Cash Flows for each of the years ended December 31, 2018 and 2017. The amounts as previously reported for the years ended December 31, 2018 and 2017 were derived from our Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 12, 2019.

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2018
	As Previously Reported on Form 10-K	Impairment Adjustment	Capital Loss	Valuation Allowance	Deferred Taxes on Stock-based Compensation	Discontinued Operations	Reclasses	Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$61,390	$—	$—	$—	$—	$6	$(879)	$—	$60,517
Accounts receivable, net of allowance of $3,314	62,464	—	—	—	—	(5)	—	140	62,599
Prepaid expenses and other current assets	9,305	—	—	—	—	(365)	—	—	8,940
Current assets held for sale	—	—	—	—	—	—	—	—	—
Current assets of discontinued operations	10	—	—	—	—	22,080	—	(202)	21,888
Total current assets	133,169	—	—	—	—	21,716	(879)	(62)	153,944

Property and equipment, net	114,251	—	—	—	—	(1,874)	—	(1,945)	110,432
Intangible assets, net	482,780	(50,956)	—	—	—	(3,842)	—	—	427,982
Goodwill	240,584	—	—	—	—	(13,603)	—	—	226,981
Investments	9,505	—	—	—	—	—	—	—	9,505
Other assets	6,909	—	—	—	—	—	—	—	6,909
Restricted cash	—	—	—	—	—	—	879	—	879
Total assets	$987,198	$(50,956)	$—	$—	$—	$2,397	$—	$(2,007)	$936,632

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,481	$—	$—	$—	$—	$(90)	$—	$(626)	$12,765
Current portion of long-term debt	5	—	—	—	—	—	—	—	5
Deferred revenue	14,611	—	—	—	—	(6,689)	—	—	7,922
Accrued expenses and other current liabilities	32,834	—	—	—	—	(85)	—	(295)	32,454
Accrued interest	4,563	—	—	—	—	—	—	—	4,563
Current liabilities of discontinued operations	207	—	—	—	—	6,932	—	(900)	6,239
Total current liabilities	65,701	—	—	—	—	68	—	(1,821)	63,948
Long-term debt, less current portion (net of deferred financing costs of $5,155)	555,330	—	—	—	—	—	—	—	555,330
Deferred tax liability	16,031	(9,648)	10,737	28,443	5,915	2,329	—	449	54,256
Other long-term liabilities	8,559	—	—	—	—	—	—	(969)	7,590
Total liabilities	645,621	(9,648)	10,737	28,443	5,915	2,397	—	(2,341)	681,124

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 14,297,066 shares issued and outstanding	143	—	—	—	—	—	—	—	143
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,011,634 shares issued and outstanding	30	—	—	—	—	—	—	—	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	—	—	—	—	—	—	—	17
Total common stock	190	—	—	—	—	—	—	—	190
Additional paid-in capital	365,835	—	—	—	—	—	—	—	365,835

Accumulated deficit	(25,735)	(41,308)	(10,737)	(28,443)	(5,915)	—	—	334	(111,804)
Noncontrolling interest	1,287	—	—	—	—	—	—	—	1,287
Total stockholders’ equity	341,577	(41,308)	(10,737)	(28,443)	(5,915)	—	—	334	255,508
Total liabilities and stockholders’ equity	$987,198	$(50,956)	$—	$—	$—	$2,397	$—	$(2,007)	$936,632

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	December 31, 2017
	As Previously Reported on Form 10-K	Impairment Adjustment	Discontinued Operations	Reclasses	Other Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$61,205	$—	$837	$(874)	$—	$61,168
Accounts receivable, net of allowance of $1,281	61,558	—	(1,064)	—	(202)	60,292
Prepaid expenses and other current assets	7,540	—	(861)	—	(284)	6,395
Current assets held for sale	879	—	—	—	—	879
Current assets of discontinued operations	7,222	—	33,715	—	—	40,937
Total current assets	138,404	—	32,627	(874)	(486)	169,671

Property and equipment, net	104,030	—	(2,347)	—	(469)	101,214
Intangible assets, net	495,501	(22,665)	(4,208)	—	—	468,628
Goodwill	241,888	—	(26,072)	—	—	215,816
Investments	8,092	—	—	—	1,700	9,792
Other assets	8,965	—	—	—	—	8,965
Restricted cash	—	—	—	874	—	874
Long-term assets of discontinued operations	59,478	—	—	—	—	59,478
Total assets	$1,056,358	$(22,665)	$—	$—	$745	$1,034,438

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,442	$—	$—	$—	$—	$13,442
Current portion of long-term debt	9,524	—	—	—	—	9,524
Deferred revenue	17,281	—	(9,289)	—	1,350	9,342
Accrued expenses and other current liabilities	24,919	—	(212)	—	198	24,905
Accrued interest	5,699	—	—	—	—	5,699
Current liabilities of discontinued operations	2,440	—	9,501	—	(472)	11,469
Total current liabilities	73,305	—	—	—	1,076	74,381
Long-term debt, less current portion (net of deferred financing costs of $6,803)	555,618	—	—	—	—	555,618
Deferred tax liability	26,283	(2,325)	—	—	77	24,035
Other long-term liabilities	9,390	—	—	—	(1,006)	8,384
Long-term liabilities of discontinued operations	10,682	—	—	—	—	10,682
Total liabilities	675,278	(2,325)	—	—	147	673,100

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 13,819,639 shares issued and outstanding	138	—	—	—	—	138
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,022,484 shares issued and outstanding	30	—	—	—	—	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	—	—	—	—	17
Total common stock	185	—	—	—	—	185
Additional paid-in capital	367,041	—	—	—	—	367,041
Accumulated deficit	13,265	(20,340)	—	—	598	(6,477)
Accumulated other comprehensive loss	(532)	—	—	—	—	(532)
Noncontrolling interest	1,121	—	—	—	—	1,121
Total stockholders’ equity	381,080	(20,340)	—	—	598	361,338
Total liabilities and stockholders’ equity	$1,056,358	$(22,665)	$—	$—	$745	$1,034,438

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31, 2018
	As Previously Reported on Form 10-K	Impairment Adjustment	Capital Loss	Valuation Allowance	Deferred Taxes on Stock-based Compensation	Discontinued Operations	Reclasses	Other Adjustments	As Restated
Net revenue	$430,599	$—	$—	$—	$—	$(22,343)	$—	$(387)	$407,869

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	306,861	—	—	—	—	(20,836)	—	101	286,126
Depreciation and amortization	18,961	—	—	—	—	(853)	—	1,476	19,584
Corporate expenses	27,212	—	—	—	—	—	—	(150)	27,062
Stock-based compensation	1,633	—	—	—	—	—	—	—	1,633
Transaction costs	1,466	—	—	—	—	—	—	—	1,466
Business realignment costs	2,128	—	—	—	—	(206)	—	(511)	1,411
Impairment of long-lived and intangible assets	32,358	28,290	—	—	—	(12,470)	—	—	48,178
Impairment of investments	—	—	—	—	—	—	5,007	—	5,007
Net gain on sale and retirement of assets	(415)	—	—	—	—	—	—	—	(415)
Total operating costs and expenses	390,204	28,290	—	—	—	(34,365)	5,007	916	390,052
Operating income (loss)	40,395	(28,290)	—	—	—	12,022	(5,007)	(1,303)	17,817

Other expense (income):
Interest expense, net	34,266	—	—	—	—	—	—	—	34,266
Impairment of investments	5,007	—	—	—	—	—	(5,007)	—	—
Repurchase of debt	(140)	—	—	—	—	—	—	—	(140)
Other expense, net	167	—	—	—	—	—	—	644	811
Income (loss) from continuing operations before income taxes	1,095	(28,290)	—	—	—	12,022	—	(1,947)	(17,120)
Provision (benefit) from income taxes	1,589	(7,399)	—	28,443	5,915	3,086	—	(795)	30,839
Net (loss) income from continuing operations	(494)	(20,891)	—	(28,443)	(5,915)	8,936	—	(1,152)	(47,959)
Net loss from discontinued operations, net of income taxes	(31,081)	—	(10,737)	—	—	(8,936)	—	1,410	(49,344)
Net loss	$(31,575)	$(20,891)	$(10,737)	$(28,443)	$(5,915)	$—	$—	$258	$(97,303)

Net (loss) income attributable to:
Controlling interests	(32,930)	(20,891)	(10,737)	(28,443)	(5,915)	—	—	258	(98,658)
Noncontrolling interests	1,355	—	—	—	—	—	—	—	1,355

Basic (loss) income per share (1):
Continuing operations attributable to common shares	$(0.25)	$(1.13)	$—	$(1.54)	$(0.32)	$0.48	$—	$(0.05)	$(2.81)
Continuing operations attributable to participating shares	$0.30	$—	$—	$—	$—	$—	$—	$—	$0.30
Discontinued operations attributable to common shares	$(1.68)	$—	$(0.58)	$—	$—	$(0.48)	$—	$0.07	$(2.67)
Discontinued operations attributable to participating shares	$—	$—	$—	$—	$—	$—	$—	$—	$—

Diluted (loss) income per share (1):
Continuing operations	$(0.25)	$(1.13)	$—	$(1.54)	$(0.32)	$0.48	$—	$(0.05)	$(2.81)
Discontinued operations	(1.68)	$—	$(0.58)	$—	$—	$(0.48)	$—	$0.07	$(2.67)

Weighted average shares outstanding:
Basic attributable to common shares	18,478	—	—	—	—	—	—	—	18,478
Basic attributable to participating shares	8,978	—	—	—	—	—	—	—	8,978
Diluted	27,502	(9,024)	—	—	—	—	—	—	18,478

Cash dividend declared per share	$0.30	$—	$—	$—	$—	$—	$—	$—	$0.30
(1) As reported on quarterly report on Form 10-Q for the three and six months ended June 30, 2019.

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	December 31, 2017
	As Previously Reported on Form 10-K	Impairment Adjustment	Discontinued Operations	Calculation of Earnings per Share	Reclasses	Other Adjustments	As Restated
Net revenue	$411,392	$—	$(22,121)	$—	$—	$312	$389,583

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	295,574	—	(21,785)	—	—	(41)	273,748
Depreciation and amortization	18,999	—	(897)	—	—	260	18,362
Corporate expenses	25,828	—	—	—	—	—	25,828
Stock-based compensation	718	—	—	—	—	—	718
Transaction costs	1,174	—	—	—	—	—	1,174
Business realignment costs	1,328	—	—	—	—	—	1,328
Impairment of goodwill	—	—	—	—	13,172	—	13,172
Impairment of long-lived and intangible assets	16,858	3,781	—	—	(13,172)	—	7,467
Net loss on sale and retirement of assets	386	—	—	—	—	—	386
Total operating costs and expenses	360,865	3,781	(22,682)	—	—	219	342,183
Operating income (loss)	50,527	(3,781)	561	—	—	93	47,400

Other expense:
Interest expense, net	32,755	—	—	—	—	—	32,755
Other expense, net	363	—	—	—	—	—	363
Income (loss) from continuing operations before income taxes	17,409	(3,781)	561	—	—	93	14,282
(Benefit) provision from income taxes	(7,397)	(372)	146	—	—	77	(7,546)
Net income (loss) from continuing operations	24,806	(3,409)	415	—	—	16	21,828
Net (loss) income from discontinued operations, net of income taxes	(35,079)	—	(415)	—	—	794	(34,700)
Net (loss) income	$(10,273)	$(3,409)	$—	$—	$—	$810	$(12,872)

Net (loss) income attributable to:
Controlling interests	(11,149)	(3,409)	—	—	—	810	(13,748)
Noncontrolling interests	876	—	—	—	—	—	876

Basic income (loss) per share (1):
Continuing operations attributable to common shares	$0.87	$(0.18)	$0.02	$0.43	$—	$—	$1.14
Continuing operations attributable to participating shares	$0.87	$—	$—	$(0.87)	$—	$—	$—
Discontinued operations attributable to common shares	$(1.90)	$—	$(0.02)	$—	$—	$0.04	$(1.88)
Discontinued operations attributable to participating shares	$—	$—	$—	$—	$—	$—	$—

Diluted income (loss) per share (1):
Continuing operations	$0.86	$(0.12)	$0.02	$(0.01)	$—	$—	$0.75
Discontinued operations	(1.26)	$—	$(0.02)	$—	$—	$0.03	$(1.25)

Weighted average shares outstanding:
Basic attributable to common shares	18,459	$—	$—	$—	$—	$—	$18,459
Basic attributable to participating shares	8,978	—	—	—	—	—	8,978
Diluted	27,855	$—	$—	$—	$—	$—	$27,855
(1) As reported on quarterly report on Form 10-Q for the three and six months ended June 30, 2019.

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in Thousands)

	Year Ended December 31,
	As Restated
	2018	2017

Net loss, as Restated	$(97,303)	$(12,872)

Other comprehensive (loss) income:
Foreign currency translation adjustments (1)	(124)	190
Total comprehensive loss	(97,427)	(12,682)
Less: comprehensive income attributable to noncontrolling interest	1,355	876
Comprehensive loss attributable to controlling interest, as Restated	$(98,782)	$(13,558)
(1) Includes the effects of foreign currency losses related to foreign currency denominated intercompany loan balances in the amount of $0.4 million for the year ended December 31, 2017.
See descriptions of the net (loss) income impacts in the consolidated statements of operations for the years ended December 31, 2018 and 2017 included above.

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)
(As Restated)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance at January 1, 2017, as previously reported	13,735,690	3,022,484	1,636,341	8,977,676	184	365,434	24,414	(722)	741	390,051
FCC intangible asset impairment, net of taxes (1)	—	—	—	—	—	—	(11,524)	—	—	(11,524)
Adjustment to FCC intangible asset tax basis (2)	—	—	—	—	—	—	(3,466)	—	—	(3,466)
Write-off of deferred tax assets on stock-based compensation (3)	—	—	—	—	—	—	(2,293)	—	—	(2,293)
Net impact of other adjustments (4)	—	—	—	—	—	—	140	—	—	140
Balance at January 1, 2017, as restated	13,735,690	3,022,484	1,636,341	8,977,676	184	365,434	7,271	(722)	741	372,908
Net (loss) income, as restated	—	—	—	—	—	—	(13,748)	—	876	(12,872)
Joint venture acquisition	48,035	—	—	—	1	513	—	—	—	514
Stock-based compensation	—	—	—	—	—	748	—	—	—	748
Stock options exercised	35,914	—	—	—	—	346	—	—	—	346
Foreign currency exchange	—	—	—	—	—	—	—	190	—	190
Cash distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(496)	(496)
Balance at December 31, 2017	13,819,639	3,022,484	1,636,341	8,977,676	$185	$367,041	$(6,477)	$(532)	$1,121	$361,338
Adjustments of equity pursuant to adoption of ASC 606	—	—	—	—	—	—	2,271	—	—	2,271
Adjusted balance at January 1, 2018	13,819,639	3,022,484	1,636,341	8,977,676	185	367,041	(4,206)	(532)	1,121	363,609
Net impact of other adjustments (5)	—	—	—	—	—	—	(599)	—	—	(599)
Balance at January 1, 2018, as restated	13,819,639	3,022,484	1,636,341	8,977,676	185	367,041	(4,805)	(532)	1,121	363,010
Net (loss) income, as restated	—	—	—	—	—	—	(98,658)	—	1,355	(97,303)
Dividend declared	—	—	—	—	—	—	(8,341)	—	—	(8,341)
Acquisition of non-controlling interest	—	—	—	—	—	(2,714)	—	—	(645)	(3,359)
Conversion of common shares	10,850	(10,850)	—	—	—	—	—	—	—	—
Issuance of restricted stock	466,577	—	—	—	5	(5)	—	—	—	—
Stock-based compensation	—	—	—	—	—	1,644	—	—	—	1,644
Equity award modification	—	—	—	—	—	(131)	—	—	—	(131)
Disposal of subsidiary	—	—	—	—	—	—	—	656	—	656
Foreign currency exchange	—	—	—	—	—	—	—	(124)	—	(124)
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(544)	(544)
Balance at December 31, 2018	14,297,066	3,011,634	1,636,341	8,977,676	190	365,835	(111,804)	—	1,287	$255,508

(1) Represents the 2016 non-cash FCC licenses impairment charge of $18.9 million, net of $7.4 million tax benefit.
(2) Represents the adjustment to the tax basis in certain FCC licenses recognized during the year ended December 31, 2014, which was retrospectively adjusted in connection with the completion of our annual testing for impairment.

(3) Represents the adjustment to write-off deferred tax assets related to stock-based awards which were forfeited prior to December 31, 2016.
(4) Represents the net impact of adjustments to correct certain other immaterial errors, including previously unrecorded immaterial adjustments identified in audits of prior years’ financial statements.
(5) Includes adjustments to reflect the tax impacts related to the adoption of ASC 606, as included in “Other Adjustments” to the Consolidated Balance Sheet at December 31, 2018.

See descriptions of the net (loss) income impacts in the consolidated statements of operations for the years ended December 31, 2018 and 2017 included above. Additionally, we recorded an adjustment to the opening balance of retained earnings on January 1, 2018 for the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31, 2018
	As Previously Reported on Form 10-K	Impairment Adjustment	Capital Loss	Valuation Allowance	Deferred Taxes on Stock-based Compensation	Discontinued Operations	Reclasses	Other Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(31,575)	$(20,891)	$(10,737)	$(28,443)	$(5,915)	$—	$—	$258	$(97,303)
Loss from discontinued operations	(31,081)	—	(10,737)	—	—	(8,936)	—	1,410	(49,344)
(Loss) income from continuing operations	(494)	(20,891)	—	(28,443)	(5,915)	8,936	—	(1,152)	(47,959)
Adjustments to reconcile income from continuing operations to net cash flows from operating activities
Depreciation and amortization	18,961	—	—	—	—	(853)	—	1,476	19,584
Amortization of deferred financing costs	1,516	—	—	—	—	—	—	—	1,516
Net deferred taxes and other	699	(7,399)	—	28,443	5,915	3,086	—	(151)	30,593
Provision for doubtful accounts	4,665	—	—	—	—	(70)	—	(342)	4,253
Stock-based compensation expense	1,633	—	—	—	—	—	—	—	1,633
Equity award modification	(131)	—	—	—	—	—	—	—	(131)
Trade activity, net	(13,245)	—	—	—	—	60	—	—	(13,185)
Repurchase of debt	(140)	—	—	—	—	—	—	—	(140)
Non-cash interest expense	(18)	—	—	—	—	—	—	—	(18)
Write-off of deferred financing fees	133	—	—	—	—	—	—	—	133
Impairment of goodwill and intangible assets	32,358	28,290	—	—	—	(12,470)	—	—	48,178
Impairment on investment	5,007	—	—	—	—	—	—	—	5,007
Net gain on sale of assets	(415)	—	—	—	—	—	—	—	(415)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,234)	—	—	—	—	(1,041)	—	—	(2,275)
Prepaid expenses and other assets	(370)	—	—	—	—	(497)	—	(284)	(1,151)
Accounts payable	(3,311)	—	—	—	—	(90)	(996)	(626)	(5,023)
Accrued expenses	3,266	—	—	—	—	2,572	—	(143)	5,695
Accrued interest	(989)	—	—	—	—	—	—	—	(989)
Other long-term liabilities	(831)	—	—	—	—	—	—	38	(793)
Net cash provided by (used in) operating activities - continuing operations	47,060	—	—	—	—	(367)	(996)	(1,184)	44,513
Net cash provided by (used in) operating activities - discontinued operations	(10,426)	—	—	—	—	(459)	—	1,184	(9,701)
Net cash provided by (used in) operating activities	36,634	—	—	—	—	(826)	(996)	—	34,812
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(24,785)	—	—	—	—	—	996	—	(23,789)
Purchase of property and equipment	(18,121)	—	—	—	—	8	—	—	(18,113)
Proceeds from sale of assets	850	—	—	—	—	—	—	—	850
Net cash (used in) provided by investing activities - continuing operations	(42,056)	—	—	—	—	8	996	—	(41,052)
Net cash (used in) provided by investing activities - discontinued operations	23,792	—	—	—	—	(14)	—	—	23,778
Net cash used in investing activities	(18,264)	—	—	—	—	(6)	996	—	(17,274)
Cash flows from financing activities:
Repayment of long-term debt	(11,332)	—	—	—	—	—	—	—	(11,332)
Dividend payments	(6,179)	—	—	—	—	—	—	—	(6,179)
Debt financing costs	(2)	—	—	—	—	—	—	—	(2)
Cash distribution to non-controlling interests	(524)	—	—	—	—	—	—	—	(524)
Repayments of capitalized obligations	(5)	—	—	—	—	—	—	—	(5)
Net cash used in financing activities - continuing operations	(18,042)	—	—	—	—	—	—	—	(18,042)
Net cash used in financing activities - discontinued operations	(19)	—	—	—	—	—	—	—	(19)
Net cash used in financing activities	(18,061)	—	—	—	—	—	—	—	(18,061)
Effect of exchange rate changes	(124)	—	—	—	—	1	—	—	(123)
Cash, cash equivalents and restricted cash:
Net increase in cash, cash equivalents and restricted cash	185	—	—	—	—	(831)	—	—	(646)
Beginning of period	61,205	—	—	—	—	837	—	—	62,042
End of period	$61,390	$—	$—	$—	$—	$6	$—	$—	$61,396

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31, 2017
	As Previously Reported on Form 10-K	Impairment Adjustment	Discontinued Operations	Other Adjustments	As Restated
Cash flows from operating activities:
Net (loss) income	$(10,273)	$(3,409)	—	$810	$(12,872)
Loss from discontinued operations	(35,079)	—	(415)	794	(34,700)
Income from continuing operations	24,806	(3,409)	415	16	21,828
Adjustments to reconcile net income from continuing operations to net cash flows from operating activities
Depreciation and amortization	18,999	—	(897)	260	18,362
Amortization of deferred financing costs	1,646	—	—	—	1,646
Net deferred taxes and other	(8,080)	(372)	146	77	(8,229)
Provision for doubtful accounts	2,174	—	(43)	202	2,333
Stock-based compensation expense	718	—	—	—	718
Trade activity, net	(11,754)	—	—	—	(11,754)
Non-cash interest expense	(2)	—	—	—	(2)
Write-off of deferred financing fees	83	—	—	—	83
Impairment of goodwill and intangible assets	16,858	3,781	—	—	20,639
Net loss on sale of assets	386	—	—	—	386
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(849)	—	708	—	(141)
Prepaid expenses and other assets	(599)	—	436	284	121
Accounts payable	(153)	—	1	—	(152)
Accrued expenses	4,943	—	(580)	(876)	3,487
Accrued interest	1,107	—	—	—	1,107
Other long-term liabilities	(831)	—	—	37	(794)
Net cash provided by operating activities - continuing operations	49,452	—	186	—	49,638
Net cash provided by operating activities - discontinued operations	1,536	—	185	—	1,721
Net cash provided by operating activities	50,988	—	371	—	51,359
Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(5,511)	—	—	—	(5,511)
Payment for investment	(857)	—	—	—	(857)
Acquisition of intangibles	(150)	—	—	—	(150)
Purchase of property and equipment	(16,471)	—	691	—	(15,780)
Proceeds from sale of assets	977	—	(1)	—	976
Net cash (used in) provided by investing activities - continuing operations	(22,012)	—	690	—	(21,322)
Net cash (used in) provided by investing activities - discontinued operations	(6,917)	—	(581)	—	(7,498)
Net cash used in investing activities	(28,929)	—	109	—	(28,820)
Cash flows from financing activities:
Repayment of long-term debt	(6,662)	—	—	—	(6,662)
Proceeds from stock offering and option exercises	346	—	—	—	346
Debt financing costs	(526)	—	—	—	(526)
Cash distribution to non-controlling interests	(421)	—	—	—	(421)
Repayments of capitalized obligations	(91)	—	—	—	(91)
Net cash used in financing activities - continuing operations	(7,354)	—	—	—	(7,354)
Net cash used in financing activities - discontinued operations	(600)	—	—	—	(600)
Net cash used in financing activities	(7,954)	—	—	—	(7,954)
Effect of exchange rate changes	(45)	—	—	—	(45)
Cash, cash equivalents and restricted cash:
Net increase in cash, cash equivalents and restricted cash	14,060	—	480	—	14,540
Beginning of period	47,145	—	357	—	47,502
End of period	$61,205	$—	$837	$—	$62,042

Note 4. Revenue Recognition
The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands):

	Year Ended December 31, 2019
	Advertising	Live Events	Townsquare Interactive	Total

Net Revenue (ex Political)	$349,711	$17,077	$61,517	$428,305
Political	3,103	—	—	$3,103
Net Revenue	$352,814	$17,077	$61,517	$431,408

	Year Ended December 31, 2018 (As Restated)
	Advertising	Live Events	Townsquare Interactive	Total

Net Revenue (ex Political)	$328,984	$20,299	$48,599	$397,882
Political	9,987	—	—	$9,987
Net Revenue	$338,971	$20,299	$48,599	$407,869

	Year Ended December 31, 2017 ( As Restated)
	Advertising	Live Events	Townsquare Interactive	Total

Net Revenue (ex Political)	$315,204	$31,910	$40,041	$387,155
Political	2,428	—	—	$2,428
Net Revenue	$317,632	$31,910	$40,041	$389,583

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
Live events net revenue is recognized as events are conducted and our contractual performance obligations are satisfied. Our live events are primarily single day events, but some are multi-day in duration. Our live events include single day and multi-day events, generally ranging from one day to four days in duration. We measure progress towards the satisfaction of contractual performance obligations on a daily basis, measured by the successful delivery of the event and honoring customer admissions and vendor event commitments. Live event ticket purchase prices are due at the point of purchase and are nonrefundable. Live event tickets are often sold in advance of the events; in the case of advanced ticket sales, we defer the recognition of consideration received until we satisfy the future performance obligation. Live event contractual arrangements do not include any variable consideration, financing components, or significant judgments.
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
No impairment losses have arisen from any contracts with customers during the year ended December 31, 2019.
The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2019	December 31, 2018 (As Restated)	At Adoption January 1, 2018 (As Restated)
Receivables	$67,463	$62,599	$60,492
Short-term contract liabilities (deferred revenue)	$8,086	$7,922	$7,992
Contract Acquisition Costs	$4,037	$2,970	$2,271

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net

30-60 days. The term between invoicing and when payment is due is not significant. The Company had no material bad debt expense recorded during the years ended December 31, 2019 or 2018, respectively.
We record contract liabilities when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance related to event ticket sales for events scheduled to take place over the course of the current year and digital subscriptions in which payment is received in advance of the service month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. The increase in our contract liabilities balance from December 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $7.4 million of recognized revenue for the year ended December 31, 2019. The decrease in the contract liabilities balance that was included in the deferred revenue balance at January 1, 2018 is primarily driven by $7.7 million of recognized revenue for the year ended December 31, 2018, offset by cash payments received or due in advance of satisfying our performance obligations. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the year ended December 31, 2019.
In connection with the adoption of Topic 606, we are required to capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed (previously such costs were expensed as incurred). Our capitalized contract acquisition costs include amounts related to sales commissions paid for contract acquisition costs related to signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense consistent with how the related revenue is recognized over the duration of the contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. We had a balance of $4.0 million and $3.0 million in deferred costs as of December 31, 2019 and 2018, respectively, included as a component of prepaid expenses and other current assets. Upon adoption at January 1, 2018, we had a balance of $2.3 million in deferred costs. During the year ended December 31, 2019 we recognized $1.8 million of amortization related to the December 31, 2018 balance. During the year ended December 31, 2018 we recognized $1.8 million of amortization related to the January 1, 2018 opening balance. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the year ended December 31, 2019.
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

Note 5. Acquisitions
Acquisitions

On May 22, 2019, the Company entered into an Asset Purchase Agreement to acquire certain assets and liabilities related to a radio broadcast station in Tuscaloosa, AL for $0.7 million and $0.1 million in transaction fees. The acquisition closed on July 31, 2019 and consideration was paid with cash on hand.

On July 2, 2018, the Company acquired certain assets and liabilities related to three radio stations in Princeton, NJ (the “Princeton Acquisition") from Connoisseur Media, LLC for $17.4 million, including a working capital adjustment of $0.1 million. The acquired assets included WPST-FM, WNJE-AM and WCHR-AM. The consideration was paid with cash on hand. The Company estimated the fair value of intangibles acquired (FCC licenses) to be $6.4 million using the greenfield method and the purchase price was further allocated to the assets and liabilities acquired at their fair value at the date of acquisition, with the excess of purchase price over the net assets of $9.9 million recorded as goodwill.

The Princeton Acquisition purchase price allocation is shown in the following table:

(in thousands)
Prepaid and other current assets	$256
FCC licenses	6,409
Property and equipment, net	976
Goodwill	9,915
Accounts payable and accrued expenses	(201)
Total purchase price	$17,355

Note 6. Divestitures and Discontinued Operations
On June 4, 2019, the Company entered into an Asset Purchase Agreement to sell a radio broadcast station in Tuscaloosa, AL for $0.1 million. In connection with the transaction, which closed on July 31, 2019, we recorded an impairment charge against the long lived asset disposal group of $0.2 million, which is included in the caption Impairment of investments, goodwill, long lived and intangible assets in the Company's Consolidated Statement of Operations for the year ended December 31, 2019.
Divestitures Reported as Discontinued Operations
During the first quarter of 2019, management concluded that the Company should exit its Music Festivals business. On May 24, 2019, the Company closed on the sale of its Music Festivals to a subsidiary of Live Nation for $10.0 million. As part of the transaction, it was mutually agreed upon that the Company would operate the 2019 Music Festivals under a production services agreement for a pre-determined share of "Net Profits" as defined in the agreement. The Company realized approximately $0.4 million in operating income during 2019 related to the operation of the 2019 Music Festivals, as outlined within the agreement. The Company has recorded a net gain on the disposal of the Music Festivals of $0.6 million. which is included in Net loss from discontinued operations, net of tax in the Company's Consolidated Statement of Operations for the year ended December 31, 2019.
On March 18, 2019, the Company closed on the sale of its Arizona Bridal Shows for $2.0 million. The Company realized a gain in connection with the sale of $1.5 million, which is included in Net loss from discontinued operations, net of tax in the Company's Consolidated Statement of Operations for the year ended December 31, 2019.
On May 24, 2018, the Company,  through  a  subsidiary  of  Townsquare  Live  Events,  LLC,  sold all of the issued and outstanding membership interests of Heartland Group, LLC and its wholly owned subsidiary North American Midway Entertainment (“NAME”) to North American Fairs, LLC for $23.5 million. We recognized a loss on the sale of NAME of approximately $1.8 million within Net loss from discontinued operations, net of tax during the year ended December 31, 2018.
On June 29, 2018, the Company entered into an Agreement of Purchase and Sale to transfer its 70% controlling interest in Mountain Jam, LLC ("Mountain Jam") to Chet-5 Festivals ("Chet-5"), LLC and to acquire the 30% minority interest in Taste of Country Productions LLC from Chet-5. The purchase and sale were completed on the same day and included a payment of $1.3 million from the Company to Chet-5. The Company recognized a gain on the sale of Mountain Jam of approximately $1.2 million which is included within Net loss from discontinued operations, net of tax during the year ended December 31, 2018.
During the fourth quarter of 2017, we undertook a corporate strategic review of the Company’s operations and concluded the Company should exit certain entertainment businesses and that two live event verticals, Premium Music and Holiday, would be discontinued. During 2018, we sold certain fixed assets associated with these events. The results of operations for these businesses has been reported within Net loss from discontinued operations, net of tax during the year ended December 31, 2017.
The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2019	December 31, 2018 (As Restated)
Cash and cash equivalents	$—	$—
Accounts receivable	—	9
Prepaid expenses and other current assets	—	435
Deferred income taxes	—	2,327
Property and equipment, net	—	1,874
Intangible assets, net	—	3,843
Goodwill	—	13,400
Current assets of discontinued operations	—	21,888
Accounts payable	31	89
Deferred revenue	—	6,688
Accrued expenses and other current liabilities	392	(538)
Current liabilities of discontinued operations(1)	423	6,239
Net (liabilities) assets	$(423)	$15,649

(1) The current liabilities of discontinued operations as of December 31, 2019 includes certain costs associated with the Music Festivals business which will be paid out within the next twelve months and primarily relate to employee costs.

The following table shows the components of operations that are related to discontinued operations, as restated, in the Company's Consolidated Statement of Operations (in thousands):

	December 31, 2019	December 31, 2018 (As Restated)	December 31, 2017 (As Restated)
Net revenue	$20,368	$38,245	$120,282

Discontinued operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	22,968	46,260	116,095
Depreciation and amortization	207	3,029	7,624
Stock-based compensation	(97)	11	30
Impairment of goodwill	9,814	12,672	37,567
Impairment on long-lived assets	—	37,973	—
Transaction costs	238	—	—
Net (gain) loss on sale and retirement of assets	—	(312)	10
Discontinued operating loss	(12,762)	(61,388)	(41,044)
Other expenses:
Interest expense, net	—	(1)	(2)
Other expense (income), net	—	24	(76)
Loss from discontinued operations before tax	(12,762)	(61,411)	(40,966)
Gain (loss) on sale of discontinued operations before tax	2,057	(606)	—
Income tax benefit	2,555	12,673	6,266
Loss from discontinued operations, net of tax	$(8,150)	$(49,344)	$(34,700)

Business Realignment Costs
During management’s strategic review in the fourth quarter of 2017 it was also decided that two musical festivals would be terminated following the 2017 music festival season and that other expo, active, lifestyle and direct national digital sales operations would be streamlined. These terminated events represent components within the entertainment business and not an exit from this line of business as other similar events will continue to be held. These terminated events have been effectively abandoned with any assets transferred to other components within the business.
During the year ended December 31, 2018, management elected to restructure the Company’s programming and traffic departments, and incurred certain expenses related to a senior management restructuring.
The Company recorded the following business realignment costs for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	December 31, 2019	December 31, 2018 (As restated)	December 31, 2017
Compensation costs	$166	$1,617	$798
Contract termination costs	—	—	510
Other	—	(206)	20
Total	$166	$1,411	$1,328

Note 7. Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31, 2019	December 31, 2018 (As Restated)
Land and improvements	$21,423	$21,062
Buildings and leasehold improvements	51,025	43,525
Broadcast equipment	86,910	81,607
Computer and office equipment	18,432	14,801
Furniture and fixtures	20,799	15,789
Transportation equipment	18,574	16,899
Software development costs	25,999	21,332
Total property and equipment, gross	243,162	215,015
Less: Accumulated depreciation and amortization	(129,020)	(104,583)
Total property and equipment, net	$114,142	$110,432

Depreciation and amortization expense for property and equipment was $27.0 million, $16.9 million and $16.1 million for the years ended December 31, 2019, 2018, as restated, and 2017, as restated, respectively. The Company had no material right of use assets related to it finance leases as of December 31, 2019.
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
On January 2, 2019, the Company announced that its Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of this organization change, Mr. Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events. Following the identification of its reportable operating segments, goodwill was reassigned to the affected reporting units that have been identified within each reporting segment using a relative fair value allocation approach as outlined in ASC 350, Intangibles - Goodwill and Other.
For 2019, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment utilizing the simplified approach as outlined in ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which the Company adopted on January 1, 2019, for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2019, including goodwill. Based upon such assessment, we determined that the carrying value of our Local Advertising reporting unit exceeded its fair value as of our impairment assessment date, primarily as a result of traditional broadcast operations comprising a standalone reporting unit. Prior to our change in reportable operating segments in 2019, the results of our traditional broadcast operations were aggregated with our digital advertising products and solutions, including Townsquare Interactive and Townsquare Ignite for the purposes of our annual goodwill impairment test. The fair values of our National Digital, Townsquare Ignite, AnalyticOwl, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 125%, 277%, 559%, 267% and 273%, respectively.

The Company recognized an aggregate $69.0 million non-cash goodwill impairment charge related to the local advertising businesses reporting unit in the fourth quarter of 2019. Following the recognition of this non-cash goodwill impairment charge, the local advertising businesses reporting unit had no goodwill as of December 31, 2019. As of December 31, 2019, the goodwill balances remaining for each of our reporting units were as follows (amounts in thousands):

Goodwill at December 31, 2019
Reporting Unit:
Local Advertising	$—
National Digital	8,273
Townsquare Ignite	66,378
AnalyticOwl	2,313
Townsquare Interactive	77,000
Live Events	3,983
Balance at December 31, 2019	$157,947

The fair values of each of our reporting units were determined using a weighted average market and income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 8% - 12% with perpetual growth rates of ranging from (4.2)% to 15.4%.
Based on the results of the Company’s annual impairment evaluations of its FCC licenses, we reported an impairment charge of $39.4 million for FCC licenses in 34 of our 67 local markets for the year ended December 31, 2019. Charges related to the impairment of the Company’s FCC licenses are included in Advertising segment results.
In January 2019, management concluded that the Company should exit its Music Festival business and commenced an active search for a buyer.  As a result of these actions, the Music Festival business met the criteria for assets held for sale which required the Company to measure its long-lived assets at the lower of carrying value or fair value less costs to sell.  During the first quarter of 2019, management received indications of fair value.  This assessment resulted in a $10.0 million impairment charge against the assets of the disposal group which was recorded in discontinued operations for the year ended December 31, 2019.
As of the December 31, 2018 annual testing date, the Company’s stock price and market capitalization were significantly depressed as compared to the prior periods.  This along with other factors led the Company to revise certain assumptions, including risk-adjusted discount rates, which had a negative impact on the fair value calculation of our intangibles. For the year ended December 31, 2018 we reported impairment charges of $48.2 million for FCC licenses in 24 of our 67 local markets. Charges related to the impairment of the Company’s FCC licenses were included in Advertising segment results. Goodwill impairment testing conducted as of December 31, 2018 resulted in a goodwill impairment charge of $12.5 million within our Live Events segment, further classified as a component of discontinued operations.
During the fourth quarter of 2017, management undertook a corporate strategic review and concluded the Company would exit certain entertainment businesses. These businesses represented components within the Live Events segment and not an exit from this line of business as other similar events continued to be held. In connection with this realignment, the Company wrote off $4.1 million of goodwill and $0.8 million of trademarks for the year ended December 31, 2017. The testing conducted as of December 31, 2017 resulted in a goodwill impairment charge of $9.1 million within our Live Events segment. For the year ended December 31, 2017, we incurred impairment charges of $6.7 million, as restated, in 12 of our 67 local markets to our FCC licenses.

The following table presents the amount of goodwill that has been reassigned to each of the Company's reportable segments, following the relative fair value allocation approach, as well as any changes in goodwill by segment during each of the two years ended December 31, 2018 and 2019, respectively (in thousands):

	Advertising	Townsquare Interactive	Live Events	Total
Balance at December 31, 2017, as restated (1)	$—	$—	$—	$215,816
Acquisitions	—	—	—	11,165
Balance at December 31, 2018, as restated (1)	$—	$—	$—	$226,981

Reassignment of goodwill	$145,998	$77,000	$3,983	$226,981
Impairment loss on goodwill	(69,034)	—	—	(69,034)
Balance at December 31, 2019	$76,964	$77,000	$3,983	$157,947

(1) The aggregate goodwill balance as of December 31, 2017 is net of $48.9 million of accumulated impairment charges, of which $39.9 million was included as a component of discontinued operations and $9.1 million of which related to the 2017 strategic review and restructuring of our entertainment business. Additionally, a $4.1 million write-off of goodwill was recorded in 2017 in connection with business realignments within the entertainment business.
The following tables present details of intangible assets as of December 31, 2019 and 2018, respectively (in thousands):

	December 31, 2019
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$383,738	$—	$383,738
Customer and advertising relationships	3	6,540	(4,139)	2,401
Leasehold interests	12	1,085	(940)	145
Tower space	4	454	(433)	21
Trademarks	10	2,761	(1,045)	1,716
Other intangibles	0.1	160	(152)	8
Total		$394,738	$(6,709)	$388,029

	December 31, 2018 (As Restated)
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$422,456	$—	$422,456
Customer and advertising relationships	4	6,540	(3,485)	3,055
Leasehold interests	12	1,085	(933)	152
Tower space	5	454	(421)	33
Trademarks	13	3,195	(968)	2,227
Other intangibles	1.2	161	(102)	59
Total		$433,891	$(5,909)	$427,982

Amortization expense for definite-lived intangible assets for each of the years ended December 31, 2019, 2018 and 2017 was $0.9 million, $1.2 million and $2.0 million, respectively.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2019 is as follows (in thousands):

2020	$849
2021	840
2022	836
2023	626
2024	180
Thereafter	960
$4,291

Note 9. Investments
Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. As management does not exercise significant control over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial valuation of the equity securities were based upon an estimate of market value at the time of investment or upon a combination of a valuation analysis using observable inputs categorized as Level 2 and performing discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. Effective January 1, 2018, the Company adopted ASU 2016-01 which requires equity securities to be measured at fair value, with any changes in value recognized in net income. The ASU also allows the use of a qualitative assessment when analyzing impairment of equity investments without readily determinable fair values. The Company elected to measure the equity securities at cost minus impairment as fair value is not readily determinable and the investments do not qualify for the practical expedient to estimate fair value.
During the year ended December 31, 2019 approximately $0.3 million of a convertible note receivable previously outstanding at December 31, 2018 converted into an investment. Additionally, during the year ended December 31, 2019, the Company made an non-cash investment in a small business totaling $2.0 million. The investments represent minority ownership positions and are considered equity investments accounted for as equity securities under ASC 825, Financial Instruments. These transactions were recorded as investments in the Company's Consolidated Balance Sheet as of December 31, 2019.
During the year ended December 31, 2019, one of our equity investments was not meeting performance targets and was not in alignment with our strategic goals. In the fourth quarter of 2019, when we began the process to sell this cost-based investment, it was determined that the fair value of the investment had declined to below our carrying value. Therefore, in the fourth quarter of 2019, we recognized an impairment charge of $0.6 million. Subsequent to the impairment charge we sold this equity investment for its fair value of $2.9 million for cash and recognized no gain or loss on the sale.
During the year ended December 31, 2018, the Company made certain investments in two small businesses totaling $6.4 million. The investments represent minority ownership positions and are considered equity investments. These transactions were recorded as investments in the Company’s Consolidated Balance Sheet as of December 31, 2018. The Company determined there was objective evidence to indicate certain events had adversely impacted estimated future cash flows for these equity investments in 2018 and as a result recorded a $5.0 million impairment charge for the year ended December 31, 2018.

Note 10. Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	December 31, 2019	December 31, 2018
2023 Notes	$278,148	$278,148
Term Loans	282,332	282,332
Capitalized leases	—	10
Debt before deferred financing costs	560,480	560,490
Deferred financing costs	(3,840)	(5,155)
Total debt	556,640	555,335
Less: current portion of long-term debt	(9,929)	(5)
Total long-term debt	$546,711	$555,330

On April 1, 2015, the Company issued $300.0 million in aggregate principal amount of its 6.5% Unsecured Senior Notes due in 2023 (the “2023 Notes”) and entered into a Senior Secured Credit Facility, which includes a seven year, $275.0 million term loan facility (together with the incremental term loans described below the “Term Loans”) and a five year, $50.0 million revolving credit facility (the “Revolving Credit Facility”). Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. On September 1, 2015, the Company issued incremental term loans of $45.0 million under the Senior Secured Credit Facility.
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
On February 8, 2017, the Company amended its Senior Secured Credit Facility to reduce the applicable interest rate on its Term Loans. Under the amended Term Loans, the applicable margin was reduced by 25 basis points to 300 basis points. The LIBOR floor of 1% was unchanged. All other terms of the Senior Secured Credit Facility agreement were substantially unchanged. The Company capitalized $0.4 million of deferred financing costs in connection with this repricing.
As of December 31, 2019, the interest rate on the Term Loans was 4.80%. The Revolving Credit Facility has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. The Revolving Credit Facility also carries an unused commitment fee equal to

0.50% per annum. As of December 31, 2019, the Company had no outstanding borrowings under the Revolving Credit Facility.
On April 30, 2019, the Company amended its Senior Secured Credit Facility to, among other things, extend the maturity date of the existing Revolving Credit Facility by two years to April 1, 2022, coterminous with the Term Loans maturity date (with a springing maturity six months inside of the maturity date of the Term Loans) and to amend certain asset sale provisions. The Term Loans mature on April 1, 2022. In connection with the amendment, the Company incurred financing costs of $0.4 million which are being amortized over the term of the revolving credit facility. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess free cash flow as defined in the credit agreement (subject to certain reductions).  Based on the results of operations for the year ended December 31, 2019 we are required to make an excess free cash flow payment of $9.9 million. We anticipate the payment will be made prior to June 15, 2020. We were not required to make an excess free cash flow payment on the outstanding Term Loans based on the results of our operations for the year ended December 31, 2018. We made excess free cash flow payment of $9.5 million and $6.7 million in the first quarters of 2018 and 2017.
The Senior Secured Credit Facility contains covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness or liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; make acquisitions, investments, loans and advances; prepay certain indebtedness including the 2023 Notes; change the nature of its business; engage in certain transactions with affiliates and incur restrictions on interactions between the Company and its subsidiaries, or limit actions in relation to the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains a requirement that, at the end of each calendar quarter, if we have drawn at least 30%, or $15 million, of the commitments under the Revolving Credit Facility, we must have a first lien leverage ratio (as defined under the Senior Secured Credit Facility) on such date of no greater than 3.75:1.00. As a result of our borrowings on March 17, 2020 under the Revolving Credit Facility, we became subject to this requirement. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment.
The Company was in compliance with its covenants under the 2023 Notes indenture and the Senior Secured Credit Facility as of December 31, 2019.
As of December 31, 2019 and 2018, based on available market information, the estimated fair value of the 2023 Notes was $279.5 million and $253.8 million, respectively, and $283.4 million and $274.9 million, respectively, for the Term Loans. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).
Annual maturities of the Company's long-term debt as of December 31, 2019 are as follows (in thousands):

2020	$9,929
2021	—
2022	272,403
2023	278,148
2024	—
Thereafter	—
$560,480

Note 11. Lease and Other Commitments
Our lease agreements are primarily for facilities, land, radio towers and other equipment used in our operations and contain renewal options through 2088, escalating rent provisions and/or cost of living adjustments. The majority of our leases are operating, although we have several finance leases for equipment as the lease term represents a significant portion of the useful life. In several cases, we have lease arrangements where the lease payment is based upon the consumer price index. Our leases agreements generally do not contain guarantees of the residual value at the end of the lease term or restrictive financial or other covenants.

Total rental expense, including costs incurred for live events such as venue and equipment rentals, for our operating leases was $14.5 million, $14.4 million and $15.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in Income from continuing operations.
In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") (the "Tower Sale"). The divested towers house antenna that broadcast certain of the Company’s radio stations. As part of this transaction, the Company leased a portion of the space on the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of twenty years and three optional 5-year renewal periods. The Company will pay $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The ending balances of the prepaid rent asset and deferred gain, including the current portion of $0.2 million, as of December 31, 2019 and 2018 were $6.4 million and $6.6 million, respectively. Balances of the prepaid rent asset and deferred gain were included in the opening balance of the operating lease ROU assets and operating lease liabilities at January 1, 2019. The Company will continue to amortize these balances over the remaining lease term.
Weighted-average remaining lease term (in years) and discount rate related to leases were as follows:

Weighted Average Remaining Lease Term	December 31, 2019
Finance Leases	4.31 years
Operating leases	7.75 years
Weighted Average Discount Rate
Finance Leases	7.06%
Operating leases	7.34%

Maturities of lease liabilities for operating leases are as follows as of December 31, 2019 (in thousands):

2020	$10,414
2021	9,041
2022	8,177
2023	7,131
2024	5,888
Thereafter	21,386
Total operating lease payments	62,037
Less: imputed interest	(15,796)
Add: deferred gain sale leaseback transaction	6,406
Total	$52,647

Maturities of lease liabilities for financing leases are as follows as of December 31, 2019 (in thousands):

2020	$18
2021	12
2022	11
2023	9
2024	—
Thereafter	5
Total financing lease payments	55
Less: imputed interest	(7)
Total	$48

The components of lease costs recorded to operating and corporate expense where the short-term lease measurement and recognition exemption was not applied are as follows (dollars in thousands):

Year Ended December 31, 2019
Operating lease cost	$11,516
Short-term lease cost	57
Variable lease cost	6
Total lease cost	$11,579
Supplemental cash flow information related to leases are as follows (dollars in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,506
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$12,714

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. (“Nielsen”), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of December 31, 2019 is approximately $9.6 million and is expected to be paid in accordance with the agreements through September 2021. In addition, the Company has aggregate commitments of $8.5 million for a business management platform through 2023.
Future expected payments under these agreements as of December 31, 2019 are as follows (in thousands):

2020	$10,109
2021	3,694
2022	2,147
2023	2,188
2024	—
Thereafter	—
Total purchase obligations	$18,138

Note 12. Income Taxes
Income tax (benefit) expense from continuing operations for the years ended December 31, 2019, 2018 and 2017 consisted of the following (in thousands):

	2019	2018 (As Restated)	2017 (As Restated)
Current income tax expense
State	$464	$246	$683
Total current income tax expense	$464	$246	$683

Deferred tax (benefit) expense
Federal	$(12,323)	$20,385	$(9,148)
State	(2,705)	10,208	919
Total deferred income tax (benefit) expense	(15,028)	30,593	(8,229)
Total income tax (benefit) expense	$(14,564)	$30,839	$(7,546)

Total income tax expense (benefit) from continuing operations differed from the amount computed by applying the federal statutory tax rate of 21% for the years ended December 31, 2019 and 2018 and 35.0% for the year ended December 31, 2017 due to the following (in thousands):

	2019	2018 (As Restated)	2017 (As Restated)
Pretax income at federal statutory rate	$(15,154)	$(3,583)	$4,999
State income tax expense, net federal expense	(2,827)	668	1,041
Non-deductible items	581	651	381
Goodwill impairment	1,726	—	—
Federal tax rate change adjustments	—	—	(13,131)
Deferred tax write-off	—	4,778	—
Adjustment of prior year deferred taxes	249	105	(732)
Change in valuation allowance	953	28,191	(76)
Other items	(92)	29	(28)
Total (benefit) provision for income taxes	$(14,564)	$30,839	$(7,546)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2019 and 2018 are presented below (in thousands):

	2019	2018 (As Restated)
Deferred tax assets:
Allowance for doubtful accounts	$668	$862
Accrued expenses and other current liabilities	262	140
Stock-based compensation	3,648	3,800
Property and equipment (1)	1,767	1,972
Interest expense	4,816	2,305
Operating lease obligations	13,508	—
Deferred revenue	100	253
Noncurrent liabilities	1,020	1,906
Net operating loss and credit carryforwards	56,771	52,662
Foreign tax credits	385	385
	82,945	64,285
Less: valuation allowance	(53,886)	(52,934)
Deferred tax assets	29,059	11,351
Deferred tax liabilities:
Intangible assets (1)	49,067	60,127
Operating lease right of use assets	12,778	—
Software development costs	1,561	3,154
Deferred tax liabilities	63,406	63,281
Net deferred tax liabilities	$(34,347)	$(51,930)

(1) Inclusive of amounts included as a component of discontinued operations at December 31, 2018.
As of December 31, 2019, the Company has federal net operating loss carryforwards of approximately $154.4 million available to offset future income which will expire in the years 2019 through 2037, of which $23.7 million have an indefinite life. Approximately $50.4 million is applicable to Townsquare Radio, Inc. and can only be utilized against its future earnings (subject to further limitations under Section 382 of the Internal Revenue Code), and $80.3 million applicable to post IPO operations of the Company and can be utilized against future earnings without limitation through 2037. The Company has approximately $56.2 million of capital loss carryforwards which can be utilized through 2023. Additionally, the Company has various amounts of state net operating loss carry forwards expiring through 2038.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. At December 31, 2019 and 2018, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences. The decrease in the valuation allowance during the December 31, 2019 period is primarily due to expiration of Federal and state net operating loss carryforwards. The increase in the valuation allowance during the December 31, 2018 period is primarily due to managements conclusion in the period that additional portion of the deferred tax assets will not more likely than not be realized.

The Company has not recorded any unrecognized tax benefits as of December 31, 2019 and December 31, 2018. It is not expected that unrecognized tax benefits will materially change in the next 12 months.

Tax Reform Legislation
In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act made significant changes in U.S. tax law including a reduction in the corporate income tax rate, repeal of the alternative minimum tax, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and changes to net operating loss carryforwards and carry backs. The Tax Act reduced the U.S. corporate income tax rate from the then current rate of 35% to 21%. As a result of the Tax Act, the Company was required to revalue its deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a benefit of $13.1 million, as restated, to income tax expense and a corresponding reduction in the net deferred tax liability as of and for the year ended December 31, 2017. The Company also reported approximately $0.3 million of the deemed mandatory repatriation as of December 31, 2017.
Note 13. Stockholders’ Equity
The table below presents a summary, as of December 31, 2019, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	14,314,092	One vote per share.
Class B common stock	$0.01	50,000,000	3,011,634	10 votes per share.[2]
Class C common stock	$0.01	50,000,000	1,636,341	No votes.[2]
Warrants			8,977,676	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $898.[3]
Total		400,000,000	27,939,743
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

The foregoing share totals include 385,063 shares of restricted Class A common stock, subject to vesting terms, but exclude 4,658,888 of Class A common stock and 4,550,991 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $6.25 and $9.63 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.
Dividend Rights

Each holder of shares of our common stock will be entitled to receive equally, on a per share basis, such dividends and other distributions in cash, securities or other property of the Company as may be declared thereon by our Board of Directors from time to time out of assets or funds of the Company legally available therefor; provided, however, that in the event that such dividend is paid in the form of shares of common stock or rights to acquire common stock, the holders of Class A common stock shall receive Class A common stock or rights to acquire Class A common stock, as the case may be, the holders of Class B common stock shall receive Class B common stock or rights to acquire Class B common stock, as the case may be, and the holders of Class C common stock shall receive Class C common stock or rights to acquire Class C common stock, as the case may be.

If we declare or pay a dividend or make any other distribution upon shares of our common stock, except for a dividend payable in common stock, then each warrant holder shall be entitled, at the time of the dividend, the amount which would have been paid to each warrant holder based on the shares of common stock each warrant holder would have held had the warrants been fully exercised immediately prior to the date on which a dividend is paid.

Other Rights

Each holder of common stock is subject to, and may be adversely affected by, the rights of the holders of any series of preferred stock that we may designate and issue in the future.

Liquidation Rights

If our company is involved in a consolidation, merger, recapitalization, reorganization, or similar event, each holder of common stock will participate pro rata in all assets remaining after payment of liabilities, subject to prior distribution rights of preferred stock, if any, then outstanding.

Equal Status

Except as expressly provided in our certificate of incorporation, the Class A common stock, Class B common stock and Class C common stock shall have the same rights and privileges and rank equally, share ratably and be identical in all respects as to all matters. Without limiting the generality of the foregoing, (i) in the event of a merger or consolidation requiring the approval of the holders of the Company’s common stock entitled to vote thereon (whether or not the Company is the surviving entity), the holders of each class of common stock have the right to receive, or the right to elect to receive, the same form and amount of consideration, if any, as the holders of each other class of common stock on a per share basis, and (ii) in the event of (x) any tender or exchange offer to acquire any shares of common stock by any third party pursuant to an agreement to which the Company is a party or (y) any tender or exchange offer by the Company to acquire any shares of common stock, pursuant to the terms of the applicable tender or exchange offer, the holders of each class of common stock shall have the right to receive, or the right to elect to receive, the same form and amount of consideration on a per share basis as the holders of each other class of common stock provided, that if the consideration to be received by the holders of common stock in connection with any such transaction is in the form of shares of stock of the surviving or resulting corporation (or any parent corporation), such shares received by the holders of Class A common stock, Class B common stock or Class C common stock may have varying voting powers or other rights as are equivalent to those of the Class A common stock, Class B common stock and Class C common stock, respectively.
Holders of shares of Class A common stock, Class B common stock and Class C common stock vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval, except as otherwise required by applicable law. Each holder of the Company’s Class A common stock is entitled to one vote per share on each matter submitted to a vote of stockholders. The Company’s Class A common stock is neither convertible nor redeemable. Each holder of the Company’s Class B common stock is entitled to ten votes per share on each matter submitted to a vote of stockholders. The Company’s Class B common stock is not redeemable, but is convertible 1:1 (including automatically upon certain transfers) into Class A common stock. Holders of shares of Class C common stock are not entitled to any voting rights with respect to such shares. The Company’s Class C common stock is not redeemable, but is convertible 1:1 (including automatically upon certain transfers) into Class A common stock.
On January 31, 2017, the Company issued 48,035 shares of Class A common stock as a portion of the consideration in its acquisition of an interest in a joint venture.
On November 13, 2019, the Company repurchased 50,000 shares of Class A common stock from its Chief Executive Officer in order to assist with a 2019 tax obligation that was incurred upon the vesting of 100,000 shares of Class A common stock of the Company that were previously issued to him. The shares were repurchased at a price of $8.00 per share.
The Company’s common stock is not entitled to preemptive or other similar subscription rights to purchase any of our securities. Unless the Company's board of directors determines otherwise, we will issue all of our capital stock in uncertificated form.
Stock-based Compensation
The Company’s 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of December 31, 2019, 1,449,009 shares were available for grant.
Stock Options: During the year ended December 31, 2017, the Company granted 150,000 options with a weighted average grant date fair value of $2.89 or $3.68. The option grants have ten-year terms with 50% vesting after three years and 50% vesting after four years.
On July 18, 2018, the Company commenced an offer to eligible executive officers, employees and directors to exchange certain outstanding eligible options to purchase shares of our common stock for new options covering a lesser number of shares of our common stock exercisable at a lower price (the “Option Exchange”).
On August 17, 2018, eligible option holders tendered, and Townsquare accepted for cancellation, options to purchase 7,524,807 shares of Townsquare common stock and granted replacement options to eligible option holders to purchase 2,800,301 shares of Class A common stock and approximately 3,790,745 shares of Class B common stock in exchange for the cancellation of the tendered eligible options. The exercise price per share of the replacement options granted in the exchange offer was $8.74, the closing price of Townsquare’s Class A common stock as reported on the NYSE on August 16, 2018 plus $0.50. The Option Exchange resulted in the grant of replacement options with a fair value, for accounting purposes, approximately equal to the fair value of the eligible options that were surrendered. Replacement options granted as part of the Option Exchange retained their original vesting schedule.
During the year ended December 31, 2018, the Company granted 2,302,000 options (excluding those granted through the Option Exchange) with a weighted average grant date fair value between $1.60 and $2.70. The option grants have ten-year terms with 50% vesting after year three and 50% vesting after year 4, with the exception of 1.2 million shares that vest 25% each over four years.
The grant date fair value of the stock options is estimated using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company’s common stock price, dividend yield and the risk-free interest rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted:

	2019	2018	2017
Expected volatility	40.0%	40.0%	40.0%
Expected term	6.33 years	6.26 - 6.76 years	6.67 years
Risk free interest rate	2.0%	2.2% - 2.9%	2.1%
Expected dividend yield	5.2%	0.0% - 4.03%	0.0%

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
The following table summarizes stock option activity for the years ended December 31, 2019 and 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	8,544,225	9.50	6.11	$—
Granted	8,893,046	8.13
Exercised	—	—
Forfeited and expired	(7,748,847)	9.51
Outstanding at December 31, 2018	9,688,424	$9.50	6.11	$—
Granted	6,500	5.25
Exercised	—	—
Forfeited and expired	(479,399)	7.71
Outstanding at December 31, 2019	9,215,525	$8.26	5.21	$15,764,496
Exercisable at December 31, 2019	7,021,378	$8.62	4.78	$9,513,800

The weighted average grant date fair value of the 8,893,046 options granted during 2018 was $1.71. Of the 8,893,046 options granted, 6,591,046 were granted in respect of the Option Exchange noted above. The weighted average grant date fair value of options granted during 2019 was $1.30 per share. These options were subsequently forfeited in the fourth quarter of 2019.
The maximum contractual term of stock options is 10 years.
Restricted Stock:
During the years ended December 31, 2019, 2018 and 2017, 67,026 shares, 461,577 shares and 5,000 shares, respectively of restricted Class A common stock shares were issued under the 2014 Incentive Plan. These awards have grant date fair values of $7.46, $6.54 and $9.16, for the years ended December 31, 2019, 2018 and 2017, respectively. During the twelve months ended December 31, 2019, 148,540 shares of restricted stock vested which had a weighted average grant date fair value of $6.94.
As of December 31, 2019, there were 385,063 shares of restricted Class A common stock outstanding with a weighted average grant date fair value per share of $6.59. The fair value of the restricted stock is equal to the closing share price on the date of grant. The vesting term of the shares of restricted stock vary from 1 to 5 years.
    For the years ended December 31, 2019, 2018 and 2017, the Company recognized approximately $2.6 million, $1.6 million and $0.7 million, respectively, of stock-based compensation expense with respect to the options and shares of restricted stock granted. As of December 31, 2019, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $2.5 million and $2.1 million, respectively, and is expected to be recognized over a weighted average period of 2.3 and 2.2 years, respectively.
Note 14. Net Income (Loss) Per Common Share
Net Income (Loss) Per Common Share
Basic earnings (loss) per common share (“EPS”) is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted EPS is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents. The Company has determined that our Warrants are a participating security, as defined, in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Although these Warrants are subject to restrictions on exercise, they participate in the undistributed earnings of the Company and therefore, our presentation reflects the two-class method.

The calculation of basic and diluted EPS for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands, except per share data):

	Year Ended December 31,
	2019	2018 (1) (As Restated)	2017 (1) (As Restated)
Numerator:
Net loss	$(65,654)	$(97,303)	$(12,872)
Net income from non-controlling interest	$2,109	$1,355	$876
Net loss attributable to controlling interest	$(67,763)	$(98,658)	$(13,748)

Net (loss) income from continuing operations	$(57,504)	$(47,959)	$21,828
Net income from continuing operations attributable to non-controlling interest	2,109	1,355	876
Net (loss) income from continuing operations attributable to controlling interest	$(59,613)	$(49,314)	$20,952
Net loss from discontinued operations, net of tax	$(8,150)	$(49,344)	$(34,700)

Denominator:
Weighted average shares of common stock outstanding	18,549	18,478	18,459
Weighted average shares of participating securities outstanding	8,978	8,978	8,978
Total weighted average basic shares outstanding	27,527	27,456	27,437
Effect of dilutive common stock equivalents	—	—	418
Weighted average diluted common shares outstanding	18,549	18,478	27,855

Basic (loss) income per share:
Continuing operations attributable to common shares	$(3.36)	$(2.81)	$1.14
Continuing operations attributable to participating shares	$0.30	$0.30	$—
Discontinued operations attributable to common shares	$(0.44)	$(2.67)	$(1.88)
Discontinued operations attributable to participating shares	$—	$—	$—

Diluted (loss) income per share:
Continuing operations	$(3.36)	$(2.81)	$0.75
Discontinued operations	$(0.44)	$(2.67)	$(1.25)

(1) Net income (loss) per share and weighted average shares outstanding amounts for the years ended December 31, 2018 and 2017 were recalculated to reflect the impact of using the two-class method with regard to the Company’s Warrants.
The Company had the following dilutive securities that were not included in the computations of diluted net income per share as they were considered anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Warrants	8,978	8,978	—
Stock options	8,683	8,193	8,544
Restricted Stock	24	46	5

15. Segment Information
Operating segments are organized internally by type of products and services provided.  On January 2, 2019, the Company announced that its Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of this organization change, Mr. Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company has identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events.  The Company has concluded that each of these operating segments shall be presented separately. The Company operates in one geographic area. The Company's assets and liabilities are managed within the small and mid-sized markets across the United States where the Company conducts its business and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's CEO or included in these Consolidated Financial Statements. Intangible assets consist principally of FCC broadcast licenses and other definite-lived intangible assets and primarily support the Company’s Advertising segment. For further information see Note 8, Goodwill and Other Intangible Assets. The Company does not have any material inter-segment sales. Prior year segment presentation has been restated to conform with the current year presentation.

The Company's management evaluates segment operating income, which excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, and primarily includes expenses related to corporate stewardship and administration activities, transaction related costs and impairments of investments.

The following table presents the Company's reportable segment information for the year ended December 31, 2019 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$352,814	$61,517	$17,077	$—	$431,408
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	244,322	42,351	13,752	—	300,425
Depreciation and amortization	10,920	509	544	13,863	25,836
Corporate expenses	—	—	—	28,599	28,599
Stock-based compensation	221	106	29	2,236	2,592
Transaction costs	—	—	—	1,518	1,518
Business realignment costs	—	—	—	166	166
Impairment of goodwill	69,034	—	—	—	69,034
Impairment of investments, long-lived and intangible assets	39,588	—	—	693	40,281
Net loss on sale and retirement of assets	—	—	—	92	92
Operating (loss) income	$(11,271)	$18,551	$2,752	$(47,167)	$(37,135)

The following table presents the Company's reportable segment information for the year ended December 31, 2018, as restated, (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$338,971	$48,599	$20,299	$—	$407,869
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	234,974	34,298	16,854	—	286,126
Depreciation and amortization	12,598	447	693	5,846	19,584
Corporate expenses	—	—	—	27,062	27,062
Stock-based compensation	163	43	59	1,368	1,633
Transaction costs	—	—	—	1,466	1,466
Business realignment costs	—	—	(207)	1,618	1,411
Impairment of investments, long-lived, and intangible assets	53,185	—	—	—	53,185
Net gain on sale and retirement of assets	—	—	—	(415)	(415)
Operating income (loss)	$38,051	$13,811	$2,900	$(36,945)	$17,817

The following table presents the Company’s reportable segment information for the year ended December 31, 2017, as restated, (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$317,632	$40,041	$31,910	$—	$389,583
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	214,355	27,688	31,705	—	273,748
Depreciation and amortization	11,946	483	779	5,154	18,362
Corporate expenses	—	—	—	25,828	25,828
Stock-based compensation	90	30	113	485	718
Transaction costs	74	—	—	1,100	1,174
Business realignment costs	—	—	—	1,328	1,328
Impairment of investments, goodwill, long-lived, and intangible assets	6,696	—	13,943	—	20,639
Net loss on sale and retirement of assets	—	—	—	386	386
Operating income (loss)	$84,471	$11,840	$(14,630)	$(34,281)	$47,400
Note 16. Related Party Transactions
The Company has a strategic partnership and services agreement with a venture studio affiliated with the Chairman of Townsquare’s Board of Directors. Under the agreement, the Company provides certain professional and administrative services including, IT, accounting and human resources support business development and engineering and consulting services. The Company receives a monthly service fee of $15,000, and any direct expenses, as applicable. During the twelve months ended December 31, 2019, the Company received payments in the aggregate of $0.2 million related to services provided under the terms of the agreement.

Note 17. Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

Certain information in the following tables for the quarters in the years ended December 31, 2019 and 2018 have been reclassified, or in the case of Income (loss) per share amounts, recalculated, to discontinued operations as required under Accounting Standards Codification, Presentation of Financial Statements (Topic 205). For further information see Note 6, Divestitures and Discontinued Operations, to the Notes to Consolidated Financial Statements.

In the second and third quarters of 2019, the Company identified two issues that impacted previously issued quarterly financial information within 2019. In accordance with Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company evaluated the errors and determined that the impact, both individually and in the aggregate, was not material to its results of operations or financial position for any prior annual or interim period.

Additionally, in connection with the preparation of our restated Consolidated Financial Statements included in Note 3, Restatement of Previously Issued Consolidated Financial Statements, we identified an error in the calculation of basic loss per common share under the two-class method for the three months ended June 30, 2018, whereby the loss from discontinued operations for the period was not allocated to participating shares. Further, we identified an error in the calculation of basic loss per common share under the two-class method for the three months ended March 31, 2018, whereby undistributed earnings were improperly allocated to participating shares. The following tables for the each of the quarters in the year ended December 31, 2019 and 2018 reflect the corrected quarterly information as filed in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 and June 30, 2019, as further restated for these errors.

	2019 Quarter Ended
(in thousands, except per share data)	March 31, (As Restated)	June 30, (As Restated)	September 30, (As Restated)	December 31,
Net revenue	$93,682	$113,088	$112,561	$112,077
Operating income (loss)	11,923	22,183	20,183	(91,424)

Net income (loss) from continuing operations	2,384	9,851	8,502	(78,241)
Net (loss) income from discontinued operations, net of tax	(6,962)	84	(1,234)	(38)
Net (loss) income	$(4,578)	$9,935	$7,268	$(78,279)

Basic income (loss) per share: (1)
Continuing operations attributable to common shares	$0.07	$0.34	$0.29	$(4.28)
Continuing operations attributable to participating shares	$0.07	$0.34	$0.29	$0.07
Discontinued operations attributable to common shares	$(0.38)	$—	$(0.04)	$—
Discontinued operations attributable to participating shares	$—	$—	$(0.04)	$—

Diluted income (loss) per share: (1)
Continuing operations	$0.07	$0.34	$0.29	$(4.28)
Discontinued operations	$(0.25)	$—	$(0.04)	$—

Results of operations for each quarterly period ended March 31, June 30 and September 30, 2019 have been restated as follows, (in thousands). See Note 3, Restatement of Previously Issued Consolidated Financial Statements, for further details regarding the restatement of our 2018 Consolidated Statements of Operations:

	Quarter Ended March 31, 2019
	As Previously Reported on Form 10-Q	Other Adjustments	As Restated
Net revenue (1)	$93,682	$—	$93,682
Operating income (2)	11,540	383	$11,923

Net income from continuing operations (2)	2,106	278	$2,384
Net income (loss) from discontinued operations, net of income taxes (1)	(7,164)	202	$(6,962)
Net (loss) income (2)	$(5,058)	$480	$(4,578)

Basic income (loss) per share (2):
Continuing operations attributable to common shares	$0.05	$0.02	$0.07
Continuing operations attributable to participating shares	$0.07	$—	$0.07
Discontinued operations attributable to common shares	$(0.39)	$0.01	$(0.38)
Discontinued operations attributable to participating shares	$—	$—	$—

Diluted income (loss) per share (2):
Continuing operations	$0.06	$0.01	$0.07
Discontinued operations	$(0.26)	$0.01	$(0.25)

Weighted average shares outstanding:
Basic attributable to common shares	18,478	—	18,478
Basic attributable to participating shares	8,978	—	8,978
Diluted	27,456	—	27,456

Cash dividend declared per share	$0.075	$—	$0.075

(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed on May 7, 2019.
(2) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 filed on November 8, 2019.

	Quarter Ended June 30, 2019
	As Previously Reported on Form 10-Q	Other Adjustments	As Restated
Net revenue (1)	$113,088	$—	$113,088
Operating income (loss) (2)	22,287	(104)	22,183

Net income (loss) from continuing operations (2)	9,928	(77)	$9,851
Net income from discontinued operations, net of income taxes (1)	84	—	$84
Net income (loss) (2)	$10,012	$(77)	$9,935

Basic income per share (2):
Continuing operations attributable to common shares	$0.34	$—	$0.34
Continuing operations attributable to participating shares	$0.34	$—	$0.34
Discontinued operations attributable to common shares	$—	$—	$—
Discontinued operations attributable to participating shares	$—	$—	$—

Diluted income per share (2):
Continuing operations	$0.34	$—	$0.34
Discontinued operations	$—	$—	$—

Weighted average shares outstanding:
Basic attributable to common shares	18,512	—	18,512
Basic attributable to participating shares	8,978	—	8,978
Diluted	27,490	—	27,490

Cash dividend declared per share	$0.075	$—	$0.075

(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed on August 12, 2019.
(2) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 filed on November 8, 2019.

	Quarter Ended September 30, 2019
	As Previously Reported on Form 10-Q (1)	Other Adjustments	As Restated
Net revenue	$112,561	$—	$112,561
Operating income	21,067	(884)	20,183

Net income (loss) from continuing operations	9,146	(644)	8,502
Net loss from discontinued operations, net of income taxes	(334)	(900)	(1,234)
Net income (loss)	$8,812	$(1,544)	$7,268

Basic income (loss) per share:
Continuing operations attributable to common shares	$0.31	$(0.02)	$0.29
Continuing operations attributable to participating shares	$0.31	$(0.02)	$0.29
Discontinued operations attributable to common shares	$(0.02)	$(0.02)	$(0.04)
Discontinued operations attributable to participating shares	$—	$(0.04)	$(0.04)

Diluted income (loss) per share:
Continuing operations	$0.31	$(0.02)	$0.29
Discontinued operations	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic attributable to common shares	18,602	—	18,602
Basic attributable to participating shares	8,978	—	8,978
Diluted	27,581	—	27,581

Cash dividend declared per share	$0.075	$—	$0.075
(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 filed on November 8, 2019.

	2018 Quarter Ended (2)
(in thousands, except per share data)	March 31, (As Restated)	June 30, (As Restated)	September 30, (As Restated)	December 31, (As Restated)
Net revenue	$87,624	$105,310	$105,998	$108,937
Operating income (loss)	12,720	20,388	21,330	(36,621)

Net income (loss) from continuing operations	3,077	8,614	3,074	(62,724)
Net (loss) income from discontinued operations, net of tax	(30,056)	(17,618)	584	(2,254)
Net (loss) income	$(26,979)	$(9,004)	$3,658	$(64,978)

Basic income (loss) per share: (1)(3)
Continuing operations attributable to common shares	$0.12	$0.41	$0.10	$(3.45)
Continuing operations attributable to participating shares	$0.07	$0.07	$0.10	$0.07
Discontinued operations attributable to common shares	$(1.63)	$(0.95)	$0.02	$(0.12)
Discontinued operations attributable to participating shares	$—	$—	$0.02	$—

Diluted income (loss) per share: (1)(3)
Continuing operations	$0.10	$0.30	$0.10	$(3.45)
Discontinued operations	$(1.09)	$(0.64)	$0.02	$(0.12)

(1)	Basic and diluted income (loss) per share is computed independently for each quarter presented. Therefore, the sum of the quarters may not necessarily equal the total for the year.

(2)
2018 quarterly amounts differ from the amounts previously reported on Form 10-K for the year ended December 31, 2018 due to the March 2019 decision to exit the Music Festivals business and subsequently presenting the results of the Musical Festivals business as a component of discontinued operations. The presentation of the Music Festivals business as a component of discontinued operations has no impact to the amounts previously reported as net (loss) income.

(3)
Income (loss) per share and Weighted average shares outstanding amounts were recalculated to reflect the impact of using the two-class method with regard to the Company’s Warrants. For further information see Note 14, Net Income Per Common Share, to the Notes to Consolidated Financial Statements.

Results of operations for each quarterly period within the year ended December 31, 2018 have been restated as follows, (in thousands). See Note 3, Restatement of Previously Issued Consolidated Financial Statements, for further details regarding the restatement of our 2018 Consolidated Statements of Operations:

	Quarter Ended March 31, 2018
	As Previously Reported on Form 10-Q	Calculation of Earnings per Share	Other Adjustments	As Restated
Net revenue (1)	$87,983	$—	$(359)	$87,624
Operating income (1)	13,256	—	(536)	12,720

Net income (loss) from continuing operations (1)	3,467	—	(390)	$3,077
Net loss from discontinued operations, net of income taxes (1)	(30,056)	—	—	$(30,056)
Net loss (1)	$(26,589)	$—	$(390)	$(26,979)

Basic income (loss) per share (2):
Continuing operations attributable to common shares	$0.12	$0.02	$(0.02)	$0.12
Continuing operations attributable to participating shares	$0.12	$(0.05)	$—	$0.07
Discontinued operations attributable to common shares	$(1.63)	$—	$—	$(1.63)
Discontinued operations attributable to participating shares	$—	$—	$—	$—

Diluted income (loss) per share (2):
Continuing operations	$0.12	$—	$(0.02)	$0.10
Discontinued operations	$(1.09)	$—	$—	$(1.09)

Weighted average shares outstanding:
Basic attributable to common shares	18,478	—	—	18,478
Basic attributable to participating shares	8,978	—	—	8,978
Diluted	27,456	—	—	27,456

Cash dividend declared per share	$0.075	$—	$—	$0.075

(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 filed on May 7, 2019.
(2) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed on August 12, 2019.

	Quarter Ended June 30, 2018
	As Previously Reported on Form 10-Q (1)	Calculation of Earnings per Share	Capital Loss	Other Adjustments	As Restated
Net revenue	$105,319	$—	$—	$(9)	$105,310
Operating income	20,362	—	—	26	20,388

Net income from continuing operations	8,593	—	—	21	$8,614
Net (loss) income from discontinued operations, net of income taxes	(6,959)	—	(10,737)	78	$(17,618)
Net income (loss)	$1,634	$—	$(10,737)	$99	$(9,004)

Basic income (loss) per share (1):
Continuing operations attributable to common shares	$0.30	$—	$0.11	$—	$0.41
Continuing operations attributable to participating shares	$0.30	$—	$(0.23)	$—	$0.07
Discontinued operations attributable to common shares	$(0.37)	$0.12	$(0.70)	$—	$(0.95)
Discontinued operations attributable to participating shares	$—	$(0.25)	$0.25	$—	$—

Diluted income (loss) per share (1):
Continuing operations	$0.30	$—	$—	$—	$0.30
Discontinued operations	$(0.25)	$—	$(0.39)	$—	$(0.64)

Weighted average shares outstanding:
Basic attributable to common shares	18,633	$—	—	—	18,633
Basic attributable to participating shares	8,978	$—	—	—	8,978
Diluted	27,611	$—	—	—	27,611

Cash dividend declared per share	$0.075	$—	$—	$—	$0.075
(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 filed on August 12, 2019.

	Quarter Ended September 30, 2018 (1)
	As Previously Reported on Form 10-Q	Deferred Taxes on Stock-based Compensation	Other Adjustments	As Restated
Net revenue	$106,007	$—	$(9)	$105,998
Operating income (loss)	21,777	—	(447)	21,330

Net income (loss) from continuing operations	9,513	(5,915)	(524)	3,074
Net income from discontinued operations, net of income taxes	178	—	406	584
Net income (loss)	$9,691	$(5,915)	$(118)	$3,658

Basic income (loss) per share:
Continuing operations attributable to common shares	$0.33	$(0.22)	$(0.01)	$0.10
Continuing operations attributable to participating shares	$0.33	$(0.22)	$(0.01)	$0.10
Discontinued operations attributable to common shares	$0.01	$—	$0.01	$0.02
Discontinued operations attributable to participating shares	$0.01	$—	$0.01	$0.02

Diluted income (loss) per share:
Continuing operations	$0.33	$(0.22)	$(0.01)	$0.10
Discontinued operations	$0.01	$—	$0.01	$0.02

Weighted average shares outstanding:
Basic attributable to common shares	18,478	—	—	18,478
Basic attributable to participating shares	8,978	—	—	8,978
Diluted	27,690	—	—	27,690

Cash dividend declared per share	$0.075	$—	$—	$0.075
(1) As previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019 filed on November 8, 2019.

	Quarter Ended December 31, 2018
	As Previously Reported on Form 10-K	Impairment Adjustment	Valuation Allowance	Other Adjustments	Discontinued Operations	As Restated
Net revenue	$108,958	$—	$—	$(10)	$(11)	$108,937
Operating (loss) income	(16,550)	(28,290)	—	(346)	8,565	(36,621)

Net (loss) income from continuing operations	(23,201)	(20,891)	(28,443)	(260)	10,071	$(62,724)
Net income (loss) from discontinued operations, net of income taxes	6,892	—	—	925	(10,071)	$(2,254)
Net (loss) income	$(16,309)	$(20,891)	$(28,443)	$665	$—	$(64,978)

Basic (loss) income per share (1):
Continuing operations attributable to common shares	$(1.31)	$(1.13)	$(1.54)	$(0.01)	$0.54	$(3.45)
Continuing operations attributable to participating shares	$0.07	$—	$—	$—	$—	$0.07
Discontinued operations attributable to common shares	$0.37	$—	$—	$0.05	$(0.54)	$(0.12)
Discontinued operations attributable to participating shares	$—	$—	$—	$—	$—	$—

Diluted (loss) income per share (1):
Continuing operations	$(1.31)	$(1.13)	$(1.54)	$(0.01)	$0.54	$(3.45)
Discontinued operations	$0.37	$—	$—	$0.05	$(0.54)	$(0.12)

Weighted average shares outstanding:
Basic attributable to common shares	18,478	—	—	—	—	18,478
Basic attributable to participating shares	8,978	—	—	—	—	8,978
Diluted	27,511	(9,033)	—	—	—	18,478

Cash dividend declared per share	$0.075	$—	$—	$—	$—	$0.075

(1)
Income (loss) per share and Weighted average shares outstanding amounts were recalculated to reflect the impact of using the two-class method with regard to the Company’s Warrants. For further information see Note 14, Net Income Per Common Share, to the Notes to Consolidated Financial Statements.

Note 18. Subsequent Events
In March of 2020 the board of directors approved a dividend of $0.075 per share. The dividend will be paid to holders of record as of April 2, 2020. The dividend of $2.1 million was paid on May 15, 2020.
Based on our results of operations for the year ended December 31, 2019 we are required to make an excess free cash flow payment on our outstanding Term Loans of $9.9 million. We anticipate the payment will be made prior to June 15, 2020. On April 13, 2020, the Company entered into an amendment under its existing credit agreement to extend the time period for delivery of the Company's audited financial statements for the fiscal year ended December 31, 2019 and certain related information and documentation until June 15, 2020, and also waives any default under the credit agreement resulting from the failure to comply with Section 6.1(c) of the credit agreement in connection with the failure to deliver the financial statements and related information required to be delivered on April 6, 2020.
The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. The extent of the COVID-19 impacts will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), and the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.
The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen. Our operations had performed strongly in the first two months of 2020 before the effects of COVID-19 began to impact our operations in early March 2020. While the COVID-19 pandemic did not have a material effect on our net revenue and expenses during the first quarter, the challenges that COVID-19 has created for advertisers and consumers has materially and adversely impacted our net revenues since mid-March. Such impacts have materially worsened in the second quarter. In particular, our clients have canceled a significant amount of advertising, and we are experiencing a material decline in the purchase of new advertising by our clients, as compared to the same period in the prior year. In addition, we have canceled or rescheduled a large number of our live events. While our Advertising revenue and Live Events revenue have significantly declined year-to-date, Townsquare Interactive has continued its revenue growth. Political advertising in 2020 is expected to remain consistent with our expectations, although revenue is expected to be weighted to the second half of the year.
We have and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. We have taken certain proactive initiatives to preserve financial flexibility, mitigate the impact of the recent and uncertain decline in net revenue, as well as position us for growth when advertising demand rebounds.
On March 17, 2020, the Company borrowed $50.0 million under the Revolving Credit Facility portion of the Senior Secured Credit Facility, constituting the entire amount available for borrowing as a precautionary measure in response to the COVID-19 pandemic and any related uncertainties. The Revolving Credit Facility has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. In addition, the Senior Secured Credit Facility contains a requirement that, at the end of each calendar quarter, if we have drawn at least 30%, or $15 million, of the commitments under the Revolving Credit Facility, we must have a first lien leverage ratio (as defined under the Senior Secured Credit Facility) on such date of no greater than 3.75:1.00. As a result of our borrowings on March 17, 2020 under the Revolving Credit Facility, we became subject to this requirement. The borrowings may be used for working capital, general corporate or other purposes permitted by the Senior Secured Credit Facility, as needed. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment.
The Company has also instituted immediate actions to address the potential impact to its consolidated financial position, consolidated results of operations, and liquidity, including significantly reducing our non-essential capital expenditures, and reducing our workforce through the termination or layoff of approximately 135 full-time employees. Our senior management voluntarily reduced their base salary by 10%, and we have also instituted other wage reduction efforts, such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan.
The U.S. federal government responded to the COVID-19 pandemic on March 18, 2020 by enacting the Families First Coronavirus Response Act (“FFCRA”) and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”). The CARES Act allows for the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022. Additionally, the CARES Act amends the Tax Cut and Jobs Act of 2017 by modifying the amount of allowable interest expense deductions, allows five-year carryback of net operating losses, and characterizes qualified improvement property as 15-year property eligible for bonus depreciation. The Company plans to avail itself of all applicable credits and deferrals, and continues to assess the impact the CARES Act may have on our business, however the FFCRA or the CARES Act is not expected to have a material impact on our financial condition, results of operations or liquidity.
The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, and the impact on our clients, employees and the markets in which we operate, all of which are uncertain and cannot be predicted. As a result of the pandemic, there is a reasonable possibility that actual results could differ from those estimates and such differences could be material to the financial position and results of operations, specifically impairment testing of intangible assets, valuation and impairment testing of long-lived tangible assets, the present value of leasing arrangements and the Company’s calculation of allowance for doubtful accounts. At this point, the full extent to which the pandemic will impact our financial condition or results of operations is uncertain, but it will be material.
On May 19, 2020, the Company voluntarily repurchased $4.5 million of its 2023 Notes at a market price below par, plus accrued interest. The repurchased notes were canceled by the Company.

SCHEDULE II
TOWNSQUARE MEDIA, INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2017, as Restated	$1,433	$2,333	$(2,485)	$1,281
2018, as Restated	$1,281	$4,253	$(2,220)	$3,314
2019	$3,314	$1,598	$(2,308)	$2,604

S-1