Form 10-Q
period 2020-03-31
Townsquare Media, Inc.
filed 2020-06-18
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of June 15, 2020, the registrant had 18,978,195 outstanding shares of common stock consisting of: (i)14,330,220 shares of Class A common stock, par value $0.01 per share; (ii) 3,011,634 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

EXPLANATORY NOTE

On May 11, 2020, the Company invoked the SEC's conditional regulatory relief and assistance, which provided the Company with an extended filing deadline of June 25, 2020 for this current report on Form 10-Q for the quarter ended March 31, 2020, as the COVID-19 pandemic has limited our normal interactions and workflows among our accounting, financial and legal personnel and other staff and service providers involved in the completion of our quarterly review and preparation of this report.

i

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$135,949	$84,667
Accounts receivable, net of allowance of $2,863 and $2,604, respectively	57,944	67,463
Prepaid expenses and other current assets	9,411	9,241
Total current assets	203,304	161,371
Property and equipment, net	114,613	114,142
Intangible assets, net	309,374	388,029
Goodwill	157,947	157,947
Investments	10,075	8,275
Operating lease right-of-use assets	48,679	49,503
Restricted cash	494	494
Other assets	892	638
Total assets	$845,378	$880,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,923	$14,790
Current portion of long-term debt	44,950	9,929
Deferred revenue	8,795	8,086
Accrued compensation and benefits	6,292	10,714
Accrued expenses and other current liabilities	14,162	15,358
Operating lease liabilities, current	7,807	7,690
Financing lease liabilities, current	40	17
Accrued interest	9,130	4,558
Liabilities of discontinued operations	248	423
Total current liabilities	104,347	71,565
Long-term debt, less current portion (net of deferred finance costs of $3,505 and $3,840, respectively)	562,025	546,711
Deferred tax liability	13,338	34,347
Operating lease liability, net of current portion	44,055	44,957
Financing lease liabilities, net of current portion	78	31
Other long-term liabilities	202	352
Total liabilities	724,045	697,963
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 14,330,220 and 14,314,092 shares issued and outstanding, respectively	143	143
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,011,634 shares issued and outstanding	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	190	190
Additional paid-in capital	368,113	367,540
Accumulated deficit	(250,286)	(188,034)
Non-controlling interest	3,316	2,740
Total stockholders’ equity	121,333	182,436
Total liabilities and stockholders’ equity	$845,378	$880,399
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2020	2019

Net revenue	$93,433	$93,682

Operating costs and expenses:
Direct operating expenses	71,550	68,768
Depreciation and amortization	5,284	6,046
Corporate expenses	6,390	5,737
Stock-based compensation	524	876
Transaction costs	1,027	148
Business realignment costs	1,711	165
Impairment of intangible and long-lived assets	79,060	—
Net (gain) loss on sale and retirement of assets	(2)	19
Total operating costs and expenses	165,544	81,759
Operating (loss) income	(72,111)	11,923
Other expense:
Interest expense, net	8,129	8,595
Other expense, net	227	33
(Loss) income from continuing operations before income taxes	(80,467)	3,295
(Benefit) provision for income taxes	(20,890)	911
Net (loss) income from continuing operations	(59,577)	2,384
Net loss from discontinued operations, net of income taxes	—	(6,962)
Net loss	$(59,577)	$(4,578)

Net (loss) income attributable to:
Controlling interests	$(60,154)	$(5,025)
Non-controlling interests	577	447

Basic (loss) income per share:
Continuing operations attributable to common shares	$(3.27)	$0.07
Continuing operations attributable to participating shares	$0.08	$0.07
Discontinued operations attributable to common shares	$—	$(0.38)
Discontinued operations attributable to participating shares	$—	$—

Diluted (loss) income per share:
Continuing operations	$(3.27)	$0.07
Discontinued operations	$—	$(0.25)

Weighted average shares outstanding:
Basic attributable to common shares	18,582	18,478
Basic attributable to participating shares	8,978	8,978

Diluted	18,582	27,456

Cash dividend declared per share	$0.075	$0.075

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit		Non- Controlling Interest	Total
January 1, 2020	14,314,092	3,011,634	1,636,341	8,977,676	$190	$367,540	$(188,034)		$2,740	$182,436
Net (loss) income	—	—	—	—	—	—	(60,154)		577	(59,577)
Dividend declared	—	—	—	—	—	—	(2,098)		—	(2,098)
Stock-based compensation	—	—	—	—	—	524	—		—	524
Common stock issued under share-based compensation plan	5,646	—	—	—	—	49	—		—	49
Issuance of restricted stock	10,482	—	—	—	—	—	—		—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1)	(1)
March 31, 2020	14,330,220	3,011,634	1,636,341	8,977,676	$190	$368,113	$(250,286)		$3,316	$121,333

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
January 1, 2019	14,297,066	3,011,634	1,636,341	8,977,676	$190	$365,835	$(111,804)	$1,287	$255,508
Net (loss) income	—	—	—	—	—	—	(5,025)	447	(4,578)
Dividends declared	—	—	—	—	—	—	(2,095)	—	(2,095)
Stock-based compensation	—	—	—	—	—	876	—	—	876
Issuance of restricted stock	16,778	—	—	—	—	—	—	—	—
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,287)	(1,287)
Balance at March 31, 2019	14,313,844	3,011,634	1,636,341	8,977,676	$190	$366,711	$(118,924)	$447	$248,424

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(59,577)	$(4,578)
Loss from discontinued operations	—	(6,962)
(Loss) income from continuing operations	(59,577)	2,384
Adjustments to reconcile (loss) income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	5,284	6,046
Amortization of deferred financing costs	379	376
Net deferred taxes and other	(21,010)	911
Provision for doubtful accounts	802	383
Stock-based compensation expense	524	876
Trade activity, net	(2,410)	(2,503)
Impairment of intangible and long lived assets	79,060	—
Net (gain) loss on sale of assets	(2)	19
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8,732	6,862
Prepaid expenses and other assets	1,290	(1,847)
Accounts payable	(1,238)	(563)
Accrued expenses	(4,892)	(14,308)
Accrued interest	4,572	4,607
Other long-term liabilities	(2,004)	809
Net cash provided by operating activities - continuing operations	9,510	4,052
Net cash (used in) provided by operating activities - discontinued operations	(175)	1,890
Net cash provided by operating activities	9,335	5,942

Cash flows from investing activities:
Purchase of property and equipment	(5,626)	(5,033)
Purchase of investment	(400)	—
Payments for acquisitions, net of cash acquired	—	(3)
Proceeds from sale of assets	2	63
Net cash used in investing activities - continuing operations	(6,024)	(4,973)
Net cash provided by investing activities - discontinued operations	—	1,790
Net cash used in investing activities	(6,024)	(3,183)

Cash flows from financing activities:
Borrowings under the revolving credit facility	50,000	—
Dividend payments	(2,067)	(2,059)
Proceeds from stock options exercised	49	—
Cash distribution to noncontrolling interests	(1)	(1,287)
Repayments of capitalized obligations	(10)	(1)
Net cash provided by (used in) financing activities	47,971	(3,347)

Cash and cash equivalents and restricted cash:
Net increase (decrease) in cash and cash equivalents and restricted cash	51,282	(588)
Beginning of period	85,161	61,396
End of period	$136,443	$60,808
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$3,437	$3,889
Income taxes	—	68

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$2,098	$2,095
Investments acquired in exchange for advertising	$1,400	$2,000
Accrued capital expenditures	892	504

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,701	$2,874
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,156	$2,287

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$135,949	$59,928
Restricted cash	494	880
	$136,443	$60,808
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of the Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the U.S. Our assets include 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 19,850 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), and numerous local live events each year. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic local and regional events such as WYRK's Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.
The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen. The effects of COVID-19 began to impact our operations in early March 2020, and include significant advertising cancellations and material declines in the purchase of new advertising by our clients, which has contributed to further impairments to the carrying values of our FCC license intangible assets following declines in traditional broadcast revenues. Additionally, the Company has canceled or postponed a large number of live events, which were previously scheduled for 2020. See Note 6, Goodwill and Other Intangible Assets, for additional information on non-cash impairment charges recognized for the quarter ended March 31, 2020.
The Company has also instituted immediate actions to address the potential impact to its consolidated financial position, consolidated results of operations, and liquidity, including significantly reducing our non-essential capital expenditures, and reducing our workforce through the termination or layoff of approximately 135 full-time employees. We have instituted wage reduction efforts, such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan and the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security (“CARES Act”). Additionally, our board of directors has determined to cease payment of quarterly cash dividends, following the payment of our first quarter dividend of $2.1 million on May 15, 2020.
The full extent of the COVID-19 impacts will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.
Basis of Presentation
The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report on Form 10-K"). The accompanying unaudited interim consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three months ended March 31, 2020 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2020. The Consolidated Balance Sheet as of December 31, 2019 is derived from the audited financial statements at that date.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its significant estimates, including those related to assumptions used in determining the fair value of assets and liabilities acquired in a business combination, impairment testing of intangible assets, valuation and impairment testing of long-lived tangible assets and investments, the present value of leasing arrangements, share-based payment expense and the calculation of allowance for doubtful accounts and income taxes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Actual amounts and results may differ materially from these estimates under different assumptions or conditions.
Note 2. Summary of Significant Accounting Policies
Except as stated below, there have been no significant changes in the Company’s accounting policies since December 31, 2019. For the Company's detailed accounting policies please refer to the consolidated financial statements and related notes thereto included in the Company's 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on June 9, 2020.
Recently Adopted Accounting Standards
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Topic 350, Intangibles - Goodwill and Other to determine which implementation costs to capitalize as assets or expense as incurred. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted and an entity can elect to apply the new guidance on a prospective or retrospective basis. The Company adopted this standard effective January 1, 2020, which did not have a material impact on the Company's consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which eliminates, adds and modifies certain disclosure requirements for fair value measurements, including eliminating the requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and requiring disclosure of the range and weighted average rate used to develop significant unobservable inputs for Level 3 fair value measurements. The new guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company adopted this standard effective January 1, 2020, which did not have a material impact on the Company’s consolidated financial statements.
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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint  Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. If a company is applying the measurement alternative for an equity investment under Accounting Standards Codification ('ASC') Topic 321 and must transition to the equity method because of an observable transaction, it will remeasure its investment immediately before transition. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. The adoption of this is not expected to have a material impact on the Company's Consolidated Financial Statements.
In December 2019, the FASB issued ASU 2019-12, Accounting Standards Update 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period for (1) public business entities for periods for which financial statements have not yet been issued and (2) all other entities for periods for which financial statements have not yet been made available for issuance. The Company is continuing to assess the impact on its Consolidated Financial Statements, if any.
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

Note 3. Revenue Recognition
The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands):

	Three Months Ended March 31, 2020
	Advertising	Townsquare Interactive	Live Events	Total

Net Revenue (ex Political)	$73,208	$16,527	$2,370	$92,105
Political	1,328	—	—	$1,328
Net Revenue	$74,536	$16,527	$2,370	$93,433

	Three Months Ended March 31, 2019
	Advertising	Townsquare Interactive	Live Events	Total

Net Revenue (ex Political)	$74,017	$14,208	$5,159	$93,384
Political	298	—	—	$298
Net Revenue	$74,315	$14,208	$5,159	$93,682

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
The primary sources of net revenue are the sale of advertising on our radio stations, owned and operated websites, third party websites, radio stations’ online streams, and mobile applications. We offer precision customer targeting solutions to advertisers through Townsquare Ignite, our digital programmatic advertising platform. We also offer on a subscription basis under the brand name Townsquare Interactive, digital marketing solutions to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. In addition, we offer a diverse range of live events which we create, promote, and produce. This includes concerts, expositions and other experiential events within and beyond our markets. Our live events also generate net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services.
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
Our net revenue varies throughout the year. Historically our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays. However, due to the COVID-19 pandemic, we do not expect the first calendar quarter to have the lowest net revenue in 2020, as we expect our second calendar quarter net revenues to be lower. Our third calendar quarter net revenues may be lower than the first calendar quarter, as the effects of the COVID-19 pandemic continue to significantly impact our traditional broadcast and live events revenues and the full extent of the impacts of the pandemic on net revenues for the remainder of 2020 have yet to be determined. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.
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
No impairment losses have arisen from any contracts with customers during the three months ended March 31, 2020 and 2019.
The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2020	December 31, 2019
Receivables	$57,944	$67,463
Short-term contract liabilities (deferred revenue)	$8,795	$8,086
Contract Acquisition Costs	$4,186	$4,037

	March 31, 2019	December 31, 2018
Receivables	$56,167	$62,599
Short-term contract liabilities (deferred revenue)	$8,726	$7,922
Contract Acquisition Costs	$3,435	$2,970

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days. The term between invoicing and when payment is due is not significant. The Company had no material bad debt expense recorded during the three months ended March 31, 2020 and 2019.
We record contract liabilities when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance related to ticket sales for events scheduled to take place over the course of the current year and digital subscriptions in which payment is received in advance of the service month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of March 31, 2020, and December 31, 2019, the balance in the contract liabilities was $8.8 million and $8.1 million, respectively. The increase in the contract liabilities balance at March 31, 2020 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $5.9 million of recognized revenue for the three months ended March 31, 2020. As of March 31, 2019, and December 31, 2018, the balance in the contract liabilities was $8.7 million and $7.9 million, respectively. The increase in the contract liabilities balance at March 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $6.2 million of recognized revenue for the three months ended March 31, 2019. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three months ended March 31, 2020.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within direct operating expenses. Capitalized contract acquisition costs include amounts related to sales commissions paid related to signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. For contracts with a duration of less than one year, we expense these costs when incurred. As of March 31, 2020 and December 31, 2019, we had a balance of $4.2 million and $4.0 million, respectively, in deferred costs and have recognized $0.8 million and $0.5 million of amortization for the three months ended March 31, 2020 and March 31, 2019, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three months ended March 31, 2020 and 2019, respectively.
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

Note 4. Divestitures and Discontinued Operations

During the first quarter of 2019, management concluded that the Company should exit its Music Festivals business. On May 24, 2019, the Company closed on the sale of its Music Festivals to a subsidiary of Live Nation for $10.0 million. As part of the transaction, it was mutually agreed upon that the Company would operate the 2019 Music Festivals under a production services agreement for a pre-determined share of "Net Profits" as defined in the agreement. During the first quarter of 2019, a $10.0 million impairment charge against the assets of the disposal group was recorded as component of discontinued operations.

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

The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets (in thousands):

	March 31, 2020	December 31, 2019
Accounts payable	$3	$31
Accrued expenses and other current liabilities	245	392
Current liabilities of discontinued operations(1)	248	423
Net (liabilities) assets	$(248)	$(423)

(1) The current liabilities of discontinued operations includes certain costs associated with the Music Festivals business which will be paid during the year ended December 31, 2020 and primarily relate to employee costs.

The following table shows the components of operations that are related to discontinued operations in the Company's Consolidated Statement of Operations (in thousands):

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Net revenue	$—	$8

Discontinued operating costs and expenses:
Direct operating expenses	—	903
Depreciation and amortization	—	207
Impairment of long lived and intangible assets	—	9,814
Net (gain) loss on sale and retirement of assets	—	(1,437)
Discontinued operating income (loss)	—	(9,479)
Income (loss) from discontinued operations before income taxes	—	(9,479)
Provision (benefit) for income taxes	—	(2,517)
Net income (loss) from discontinued operations, net of income taxes	$—	$(6,962)

Note 5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Land and improvements	$21,530	$21,423
Buildings and leasehold improvements	51,468	51,025
Broadcast equipment	87,854	86,910
Computer and office equipment	19,555	18,432
Furniture and fixtures	21,334	20,799
Transportation equipment	19,390	18,574
Software development costs	27,321	25,999
Total property and equipment, gross	248,452	243,162
Less accumulated depreciation and amortization	(133,839)	(129,020)
Total property and equipment, net	$114,613	$114,142

Depreciation and amortization expense for property and equipment was $5.1 million and $5.8 million for the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020, the Company recorded $0.6 million in non-cash impairment charges to long-lived assets within the San Angelo, TX market. The Company had no material right of use assets related to its finance leases as of March 31, 2020 and December 31, 2019.

Note 6. Goodwill and Other Intangible Assets
Indefinite-lived assets consist of FCC broadcast licenses and goodwill. FCC licenses represent a substantial portion of the Company’s total assets. The FCC licenses are renewable in the ordinary course of business, generally for a maximum of eight years. The fair value of FCC licenses is primarily dependent on the future cash flows of the radio markets and other assumptions, including, but not limited to, forecasted revenue growth rates, profit margins and a risk-adjusted discount rate. The Company has selected December 31st as the annual testing date. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. As a result, the Company performed a quantitative impairment assessment as of March 31, 2020 for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at March 31, 2020, including goodwill. Based upon such assessment, the Company determined that the fair value of each of its reporting units exceeded their respective carrying amounts as of March 31, 2020. The fair values of our National Digital, Townsquare Ignite, AnalyticOwl, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 58%, 171%, 520%, 216% and 145%, respectively. There were no changes in the carrying value of the Company's goodwill during the period ended March 31, 2020.
The following table represents goodwill by segment (in thousands):

	Advertising	Townsquare Interactive	Live Events	Total
Balance at March 31, 2020	$76,964	77,000	3,983	$157,947

We evaluate our FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to the current and expected future economic and market conditions surrounding the COVID-19 pandemic and the results of our impairment assessment performed as of December 31, 2019, we quantitatively evaluated the fair value of our FCC licenses at March 31, 2020.
The key assumptions used in applying the direct valuation method as of March 31, 2020 are summarized as follows:

	March 31, 2020
Discount Rate	11.0%
Long-term Revenue Growth Rate	2.0%
	Low	High
Mature Market Share	13.3%	100.0%
Operating Profit Margin	(19.4)%	55.5%

Based on the results of the impairment assessment of our FCC licenses as of March 31, 2020 we incurred an impairment charge of $78.4 million for FCC licenses in 46 of our 67 local markets, as our traditional broadcast revenues continue to experience declines, which have been further amplified by the COVID-19 pandemic. Charges related to the impairment of the Company’s FCC licenses are included in Advertising segment results.

The following tables present details of intangible assets as of March 31, 2020 and December 31, 2019, respectively (in thousands):

	March 31, 2020
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$305,308	$—	$305,308
Customer and advertising relationships	3	6,540	(4,303)	2,237
Leasehold interests	11	1,085	(948)	137
Tower space	3	454	(435)	19
Trademarks	10	2,761	(1,088)	1,673
Total		$316,148	$(6,774)	$309,374

	December 31, 2019
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$383,738	—	$383,738
Customer and advertising relationships	3	6,540	(4,139)	2,401
Leasehold interests	12	1,085	(940)	145
Tower space	4	454	(433)	21
Trademarks	10	2,761	(1,045)	1,716
Other intangibles	0.1	160	(152)	8
Total		$394,738	$(6,709)	$388,029

Amortization expense for definite-lived intangible assets was $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2020 is as follows (in thousands):

2020 (remainder)	$646
2021	863
2022	859
2023	625
2024	179
Thereafter	894
$4,066

Note 7. Investments
Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. As management does not exercise significant control over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial valuation of the equity securities were based upon an estimate of market value at the time of investment or upon a combination of a valuation analysis using observable inputs categorized as Level 2 and performing a discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. The Company measures its equity securities at cost minus impairment as fair value is not readily determinable and the investments do not qualify for the practical expedient to estimate fair value. Any subsequent observable price changes in orderly transactions for the identical or a similar investment of the same investee, the Company shall measure its equity securities in that investee at fair value as of the date that the observable transaction occured.
During the three months ended March 31, 2020, the Company made certain non-cash investments in two small businesses totaling $1.4 million and an additional $0.4 million investment in an existing investee. These transactions were recorded as investments in the Company’s Consolidated Balance Sheet as of March 31, 2020. The investments represent minority ownership positions and are considered equity investments accounted for as equity securities under ASC 321, Investments - Equity Securities.
As at December 31, 2019 approximately $0.3 million of a convertible note receivable previously outstanding at December 31, 2018 converted into an investment.
There were no impairment charges or upward adjustments recorded for the three months ended March 31, 2020 and 2019, respectively.
Note 8. Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
2023 Notes (1)	$278,148	$278,148
Term Loans (2)	282,332	282,332
Revolver (3)	50,000	—
Debt before deferred financing costs	610,480	560,480
Deferred financing costs	(3,505)	(3,840)
Total Debt	606,975	556,640
Less: current portion of long-term debt (4)	(44,950)	(9,929)
Total long-term debt	$562,025	$546,711

(1) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K for details regarding the $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the “2023 Notes”).
(2) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K for details regarding the $320.0 million term loan facility (the “Term Loans”) that matures in 2022.
(3) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K for details regarding the $50.0 million revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility matures on April 1, 2022 with a springing maturity six months prior to that date, if the Term Loans are not refinanced by such earlier date. The Term Loans and Revolving Credit Facility are together referred to as the "Senior Secured Credit Facility".
(4) At March 31, 2020, the Company classified $45.0 million as its current portion of long-term debt, comprised of $35.0 million of borrowings under the Revolving Credit Facility and $9.9 million required excess free cash flow payment to be made based on our results of operations for the year ended December 31, 2019. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess free cash flow as defined in the credit agreement (subject to certain reductions). The excess free cash flow payment was made on June 15, 2020. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment.
As of March 31, 2020, the interest rate on the Term Loans was 4.0%, based on the current LIBOR rate and an applicable margin of 300 basis points. The Revolving Credit Facility has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points.

The Senior Secured Credit Facility contains covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness or liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; make acquisitions, investments, loans and advances; prepay certain indebtedness including the 2023 Notes; change the nature of its business; engage in certain transactions with affiliates and incur restrictions on interactions between the Company and its subsidiaries, or limit actions in relation to the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains a requirement that, at the end of each calendar quarter, if we have drawn at least 30%, or $15 million, of the commitments under the Revolving Credit Facility, we must have a first lien leverage ratio (as defined under the Senior Secured Credit Facility) on such date of no greater than 3.75:1.00. On March 17, 2020, the Company borrowed $50.0 million under the Revolving Credit Facility portion of the Senior Secured Credit Facility, constituting the entire amount available for borrowing. As a result of our borrowings on March 17, 2020 under the Revolving Credit Facility, we became subject to this requirement as of March 31, 2020, and were in compliance. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment, and as a result, is no longer subject to the foregoing leverage requirement.
Based on our results of operations for the year ended December 31, 2019 we are required to make an excess free cash flow payment on our outstanding Term Loans of $9.9 million. The payment was made June 15, 2020. On April 13, 2020, the Company entered into an amendment under its existing credit agreement to extend the time period for delivery of the Company's audited financial statements for the fiscal year ended December 31, 2019 and certain related information and documentation until June 15, 2020, and also waived any default under the credit agreement resulting from the failure to comply with Section 6.1(c) of the credit agreement in connection with the failure to deliver the financial statements and related information required to be delivered on April 6, 2020. On June 9, 2020, the Company filed its 2019 Annual Report on Form 10-K and, as of the date thereof, was in compliance with its covenants under both the Senior Secured Credit Facility and the 2023 Notes indenture.
The Company was in compliance with its covenants under the 2023 Notes indenture and Senior Secured Credit Facility as of March 31, 2020.
As of March 31, 2020, based on available market information, the estimated fair value of the 2023 Notes, the Term Loans and the Revolver were $268.8 million, $240.0 million and $50.0 million, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).
Annual maturities of the Company's long-term debt as of March 31, 2020 are as follows (in thousands):

2020 (remainder)	$44,950
2021	—
2022	287,382
2023	278,148
2024	—
Thereafter	—
$610,480

Note 9. Income Taxes
The Company's effective tax rate for the three months ended March 31, 2020 and 2019 was approximately 26.0% and 27.6%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets.

Note 10. Stockholders' Equity
The table below presents a summary, as of March 31, 2020, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	14,330,220	One vote per share.
Class B common stock	$0.01	50,000,000	3,011,634	10 votes per share.[2]
Class C common stock	$0.01	50,000,000	1,636,341	No votes.[2]
Warrants			8,977,676	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $898.[3]
Total		400,000,000	27,955,871
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

The foregoing share totals include 395,545 shares of restricted Class A common stock, subject to vesting terms, but exclude 4,642,836 of Class A common stock and 4,550,991 of Class B common stock issuable upon exercise of stock options which have an exercise price between $5.20 and $9.63 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

Note 11. Net Income (Loss) Per Share
Basic earnings (loss) per common share (“EPS”) is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted EPS is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents. The Company has determined that our Warrants are a participating security, as defined, in accordance with ASC Topic 260, Earnings Per Share. Although these Warrants are subject to restrictions on exercise, they participate in the undistributed earnings of the Company and therefore, our presentation reflects the two-class method.
The following table sets forth the computations of basic and diluted net income (loss) per share for the three months ended March 31, 2020 and 2019 (in thousands, except per share data).

	Three Months Ended March 31,
	2020	2019

Numerator:
Net loss	$(59,577)	$(4,578)
Net income from non-controlling interest	577	447
Net loss attributable to controlling interest	(60,154)	(5,025)

Net (loss) income from continuing operations	(59,577)	2,384
Net income from continuing operations attributable to non-controlling interest	577	447
Net (loss) income from continuing operations attributable to controlling interest	$(60,154)	$1,937
Net (loss) income from discontinued operations, net of income taxes	$—	$(6,962)

Denominator:
Weighted average shares of common stock outstanding	18,582	18,478
Weighted average shares of participating securities outstanding	8,978	8,978
Total weighted average basic shares outstanding	27,560	27,456
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	18,582	27,456

Basic (loss) income per share:
Continuing operations attributable to common shares	$(3.27)	$0.07
Continuing operations attributable to participating shares	$0.08	$0.07
Discontinued operations attributable to common shares	$—	$(0.38)
Discontinued operations attributable to participating shares	$—	$—

Diluted (loss) income per share:
Continuing operations	$(3.27)	$0.07
Discontinued operations	$—	$(0.25)

The Company had the following dilutive securities that were not included in the computation of diluted net loss per share as they were considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	9,194	—
Restricted Stock	393	—

Note 12. Segment Reporting

Operating segments are organized internally by type of products and services provided.  On January 2, 2019, the Company announced that its Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of this organization change, Mr. Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company has identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events.  The Company has concluded that each of these operating segments shall be presented separately. The Company operates in one geographic area. The Company's assets and liabilities are managed within the small and mid-sized markets across the United States where the Company conducts its business and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's CEO or included in these Consolidated Financial Statements. Intangible assets consist principally of FCC broadcast licenses and other definite-lived intangible assets and primarily support the Company’s Advertising segment. For further information see Note 6. The Company does not have any material inter-segment sales.
The Company's management evaluates segment operating income, which excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, and primarily includes expenses related to corporate stewardship and administration activities, transaction related costs and non-cash impairment charges.
The following table presents the Company's reportable segment results for the three months ended March 31, 2020 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$74,536	$16,527	$2,370	$—	$93,433
Direct operating expenses	57,719	11,979	1,852	—	71,550
Depreciation and amortization	3,200	134	135	1,815	5,284
Corporate expenses	—	—	—	6,390	6,390
Stock-based compensation	52	24	2	446	524
Transaction costs	—	—	—	1,027	1,027
Business realignment costs	—	—	—	1,711	1,711
Impairment of long lived and intangible assets	79,060	—	—	—	79,060
Net gain on sale and retirement of assets	—	—	—	(2)	(2)
Operating (loss) income	$(65,495)	$4,390	$381	$(11,387)	$(72,111)

The following table presents the Company's reportable segment results for the three months ended March 31, 2019 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$74,315	$14,208	$5,159	$—	$93,682
Direct operating expenses	55,028	9,827	3,913	—	68,768
Depreciation and amortization	3,469	121	145	2,311	6,046
Corporate expenses	—	—	—	5,737	5,737
Stock-based compensation	92	35	23	726	876
Transaction costs	—	—	—	148	148
Business realignment costs	161	—	—	4	165
Net loss on sale and retirement of assets	—	—	—	19	19
Operating income (loss)	$15,565	$4,225	$1,078	$(8,945)	$11,923

Note 13. Related Party Transactions

The Company has a strategic partnership and services agreement with a venture studio affiliated with the two of its directors. Under the agreement, the Company provides certain professional and administrative services including, IT, accounting and human resources support, business development, engineering and consulting services. The Company receives a monthly service fee of $15,000, and reimbursement of any direct expenses, as applicable. During the three months ended March 31, 2020 and 2019, the Company received payments in the aggregate of approximately $0.1 million, respectively related to services provided under the terms of the agreement.

Note 14. Subsequent Events
On March 13, 2020, the board of directors approved a dividend payment of $0.075 per share. The dividend was payable to holders of record as of April 2, 2020. The dividend of $2.1 million was paid on May 15, 2020.
On May 19, 2020, the Company voluntarily repurchased $4.5 million of its 2023 Notes at a market price below par, plus accrued interest. The repurchased notes were canceled by the Company.
On March 17, 2020, the Company borrowed $50.0 million under the Revolving Credit Facility portion of the Senior Secured Credit Facility, constituting the entire amount available for borrowing as a precautionary measure. The Revolving Credit Facility has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. In addition, the Senior Secured Credit Facility contains a requirement that, at the end of each calendar quarter, if we have drawn at least 30%, or $15 million, of the commitments under the Revolving Credit Facility, we must have a first lien leverage ratio (as defined under the Senior Secured Credit Facility) on such date of no greater than 3.75:1.00. As a result of our borrowings on March 17, 2020 under the Revolving Credit Facility, we became subject to this requirement as of March 31, 2020, and were in compliance. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment, and as a result, is no longer subject to the foregoing leverage requirement.
Based on our results of operations for the year ended December 31, 2019 we are required to make an excess free cash flow payment on our outstanding Term Loans of $9.9 million. The payment was made June 15, 2020.

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
Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States, or in the specific markets in which we currently do business, including as a result of the recent COVID-19 pandemic, the impact of the COVID-19 pandemic (the extent of which will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic and financial market effects of the pandemic, the containment measures and the pace of the economic and financial market recovery), the impact of several material weaknesses in internal control over financial reporting that have been identified, which has resulted in the restatement of certain of our Consolidated Financial Statements and has created additional risks and uncertainties, including limiting our access to certain capital markets activities and increasing litigation risk; industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, including the COVID-19 pandemic, our ability to develop and maintain digital technologies and hire and retain technical and sales talent, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2019 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. The forward-looking statements included in this report are made only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Format of Presentation
Townsquare is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States. We own and operate 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 19,850 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), an e-commerce offering, and numerous local live events each year. Many of our radio stations are considered market leaders and we also participate in the digital, mobile, video and social media arenas. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, we create, promote and produce a diverse range of live events, including, concerts, expositions and other experiential events within and beyond our radio markets.

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
Seasonality
Our net revenue varies throughout the year. Historically, our first calendar quarter produces the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays. However, due to the COVID-19 pandemic, we do not expect the first calendar quarter to have the lowest net revenue in 2020, as we expect our second calendar quarter net revenues to be lower. Our third calendar quarter net revenues may be lower than the first calendar quarter, as the effects of the COVID-19 pandemic continue to significantly impact our traditional broadcast and live events revenues and the full extent of the impacts of the pandemic on net revenues for the remainder of 2020 have yet to be determined. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.

Macroeconomic Indicators
The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. The extent of the COVID-19 impact will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.
The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen. Our operations had performed strongly in the first two months of 2020 before the effects of COVID-19 began to impact our operations in early March 2020. While the COVID-19 pandemic did not have a material effect on our net revenue and expenses during the first quarter, the challenges that COVID-19 has created for advertisers and consumers has materially and adversely impacted our net revenues since mid-March. Such impacts have materially worsened in the second quarter. In particular, our clients have canceled a significant amount of advertising, and we are experiencing a material decline in the purchase of new advertising by our clients, as compared to the same period in the prior year. In addition, we have canceled or rescheduled a large number of our live events. While our Advertising revenue and Live Events revenue have significantly declined year-to-date, Townsquare Interactive has continued its revenue growth. Political advertising in 2020 is expected to remain consistent with our expectations, and revenue is expected to be weighted to the second half of the year.
We have and will continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. We have taken certain proactive initiatives we have taken to preserve financial flexibility, mitigate the impact of the recent and uncertain decline in net revenue, as well as position us for growth when advertising demand rebounds.
On March 17, 2020, the Company borrowed $50.0 million under the Revolving Credit Facility portion of the Senior Secured Credit Facility, constituting the entire amount available for borrowing as a precautionary measure in response to the COVID-19 outbreak and any related uncertainties. The Revolving Credit Facility has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. In addition, the Senior Secured Credit Facility contains a requirement that, at the end of each calendar quarter, if we have drawn at least

30%, or $15 million, of the commitments under the Revolving Credit Facility, we must have a first lien leverage ratio (as defined under the Senior Secured Credit Facility) on such date of no greater than 3.75:1.00. On March 17, 2020, the Company borrowed $50.0 million under the Revolving Credit Facility portion of the Senior Secured Credit Facility, constituting the entire amount available for borrowing. As a result of our borrowings on March 17, 2020 under the Revolving Credit Facility, we are subject to this requirement as of March 31, 2020, and were in compliance. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment.
The Company has also instituted immediate actions to address the potential impact to its consolidated financial position, consolidated results of operations, and liquidity, including significantly reducing our non-essential capital expenditures, and reducing our workforce through the termination or layoff of approximately 135 full-time employees. We have instituted wage reduction efforts, such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan.
The U.S. federal government responded to the COVID-19 pandemic on March 18, 2020 by enacting the Families First Coronavirus Response Act (“FFCRA”) and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES Act”). The CARES Act allows for the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022. Additionally, the CARES Act amends the Tax Cut and Jobs Act of 2017 by modifying the amount of allowable interest expense deductions, allowing five-year carryback of net operating losses, and characterizing qualified improvement property as 15-year property eligible for bonus depreciation. The Company plans to avail itself of all applicable credits and deferrals, and continues to assess the impact the CARES Act may have on our business, however the FFCRA or the CARES Act is not expected to have a material impact on our financial condition, results of operations or liquidity.
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

Highlights of Our Financial Performance
Certain key financial developments in our business for the three months ended March 31, 2020, as compared to the same period in 2019 are summarized below. We use the term 'pro forma' in this section to refer to results that exclude the Arizona Bridal Show divestment as if it had been completed on January 1, 2019:

•
Net revenue for the three months ended March 31, 2020 as compared to the same period in 2019, decreased $0.2 million, or 0.3%, primarily driven by a $2.8 million decline in our Live Events net revenue as a result of the cancellation or postponement of a number of live events in response to the COVID-19 pandemic, partially offset by an increase of $2.3 million in our Townsquare Interactive net revenue and an increase of $0.2 million in our Advertising net revenue.

•
Excluding revenue related to political advertising of $1.3 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively, net revenue for the three months ended March 31, 2020 as compared to the same period in 2019 decreased $1.3 million, or 1.4%.

•
Pro forma net revenue for the quarter ended March 31, 2020 increased $0.5 million, or 0.5%, to $93.4 million, as compared to $93.0 million in the same period last year. Pro forma Advertising net revenue increased $0.2 million, or 0.3%, to $74.5 million, pro forma Townsquare Interactive net revenue increased $2.3 million, or 16.3%, to $16.5 million, and pro forma Live Events net revenue decreased $2.1 million, or 46.5%, to $2.4 million, each as compared to the same period last year. Excluding political revenue, pro forma net revenue decreased $0.6 million, or 0.6%, to $92.1 million, and pro forma Advertising net revenue decreased $0.8 million, or 1.1%, to $73.2 million.

•
Operating (loss) income decreased $84.0 million from income of $11.9 million for the three months ended March 31, 2019 to loss of $72.1 million for the three months ended March 31, 2020, a decrease of 704.8%. Operating loss for the three months ended March 31, 2020 was impacted by impairment charges of $79.1 million primarily pertaining to FCC licenses in 46 of our 67 local markets, as compared to no impairment charges for the same period in 2019; corporate costs and other reconciling items of $11.4 million for the three months ended March 31, 2020, increased $2.4 million from the same period in 2019, primarily due to higher employee-related costs incurred as a result of headcount reductions in response to the COVID-19 pandemic and higher transaction costs as a result of fees incurred related to the amendment of our Term Loans. Our Live Events segment reported operating income of $0.4 million, a decrease of $0.7 million from the three months ended March 31, 2019 as a result of the cancellation or postponement of events, as discussed above. Our Advertising segment reported an operating loss of $65.5 million which represents a decrease of $81.1 million from the three months ended March 31, 2019, due primarily to FCC license impairment charges; an increase in direct operating expenses resulting from higher employee-related costs and increased accruals for music license fees. Townsquare Interactive’s operating income for the three months ended March 31, 2020 was $4.4 million, an increase of $0.2 million from the same period in 2019, essentially flat.

•
Cash and cash equivalents increased to $135.9 million from $84.7 million as of March 31, 2020 and December 31, 2019, respectively. Excluding the $50.0 million borrowed under the Revolving Credit Facility on March 17, 2020 in response to the COVID-19 pandemic, cash and cash equivalents increased $1.2 million at March 31, 2020, as compared to December 31, 2019.

Consolidated Results of Operations
Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended March 31,
Statement of Operations Data:	2020	2019	$ Change	% Change
Net revenue	$93,433	$93,682	$(249)	(0.3)%

Direct operating expenses	71,550	68,768	2,782	4.0%
Depreciation and amortization	5,284	6,046	(762)	(12.6)%
Corporate expenses	6,390	5,737	653	11.4%
Stock-based compensation	524	876	(352)	(40.2)%
Transaction costs	1,027	148	879	**
Business realignment costs	1,711	165	1,546	**
Impairment of intangible and long-lived assets	79,060	—	79,060	**
Net (gain) loss on sale and retirement of assets	(2)	19	(21)	**
Total operating costs and expenses	165,544	81,759	83,785	102.5%
Operating (loss) income	(72,111)	11,923	(84,034)	(704.8)%
Other expense:
Interest expense, net	8,129	8,595	(466)	(5.4)%
Other expense, net	227	33	194	**
(Loss) income from continuing operations before income taxes	(80,467)	3,295	(83,762)	**
(Benefit) provision for income taxes	(20,890)	911	(21,801)	**
Net (loss) income from continuing operations	(59,577)	2,384	(61,961)	**
Net loss from discontinued operations, net of income taxes	—	(6,962)	6,962	(100.0)%
Net loss	$(59,577)	$(4,578)	$(54,999)	**
** not meaningful

Segment Results
The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended March 31, 2020 and 2019 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended March 31,				Three Months Ended March 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Advertising	$74,536	$74,315	221	0.3%	$57,719	$55,028	2,691	4.9%
Townsquare Interactive	16,527	14,208	2,319	16.3%	11,979	9,827	2,152	21.9%
Live Events	2,370	5,159	(2,789)	(54.1)%	1,852	3,913	(2,061)	(52.7)%
Total	$93,433	$93,682	(249)	(0.3)%	$71,550	$68,768	2,782	4.0%
Net Revenue
Net revenue for the three months ended March 31, 2020 decreased $0.2 million, or 0.3%, as compared to the same period in 2019. Our Live Events segment revenue decreased $2.8 million, or 54.1%, in the three months ended March 31, 2020, as compared to the same period in 2019 driven by the cancellation or postponement of events as a result of the COVID-19 pandemic. Our Townsquare Interactive net revenue for the three months ended March 31, 2020 increased $2.3 million, or 16.3%, as compared to the same period in 2019 primarily due to the addition of approximately 850 net subscribers during the first quarter of 2020. Our Advertising net revenue for the three months ended March 31, 2020 increased $0.2 million, or 0.3%, as compared to the same period in 2019, essentially flat and a result of order cancellations by our customers due to the impact of COVID-19.
Direct Operating Expenses
Direct operating expenses for the three months ended March 31, 2020 increased by $2.8 million, or 4.0%, as compared to the same period in 2019. Our Advertising direct operating expenses for the three months ended March 31, 2020 increased $2.7 million, or 4.9%, as compared to the same period in 2019. This increase was primarily driven by increases in headcount related expenses to support the growth of our digital programmatic business as well as increased accrual for music license fees. Our Townsquare Interactive direct operating expenses for the three months ended March 31, 2020 increased $2.2 million, or 21.9%, as compared to the same period in 2019. The increase was primarily driven by increases in headcount related expenses to support the revenue growth. Our Live Events direct operating expenses for the three months ended March 31, 2020 decreased $2.1 million, or 52.7%, as compared to the same period in 2019. The decrease was primarily driven by the cancellation or postponement of a number of live events in response to the COVID-19 pandemic.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended March 31, 2020 decreased $0.8 million, or 12.6%, as compared to the same period in 2019, primarily related to amortization of capitalized software development costs. The decrease in depreciation is related to higher amortization of software development costs in the first quarter of 2019 due to the timing of project launches in the comparable period.
Corporate Expenses
Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended March 31, 2020 increased $0.7 million, or 11.4%, as compared to the same period in 2019 primarily due to an increase in professional fees.
Stock-based Compensation
Stock-based compensation expense for the three months ended March 31, 2020 decreased $0.4 million, or 40.2%, as compared to the same period in 2019 as a result of options that vested in January of 2019.
Transaction Costs
Transaction costs for the three months ended March 31, 2020 increased $0.9 million and includes fees incurred related to the amendment of the Company's Term Loans related to the waiver of any default under the credit agreement resulting from the failure to comply with Section 6.1(c) of the credit agreement in connection with the failure to deliver the financial statements and related information required to be delivered on April 6, 2020, as more fully described in Note 8, Long-term Debt.

Business Realignment Costs
Business realignment costs for the three months ended March 31, 2020 increased $1.5 million as compared to the same period in 2019 primarily as a result of employee-related costs incurred as a result of headcount reductions in response to the COVID-19 pandemic.
Impairment of Intangible and Long-Lived Assets
Impairment charges pertaining to FCC licenses for the three months ended March 31, 2020 were $78.4 million, as compared to no impairment charges in the same period in 2019, due to declines in the purchase of advertising by our clients as a result of the COVID-19 pandemic. The Company also recorded impairment charges related to long-lived assets in certain markets for the three months ended March 31, 2020 of $0.6 million, as compared to no impairment in the same period in 2019.
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
Other Expense
The primary component of Other expense in the three months ended March 31, 2020 and 2019 is interest expense, net. The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended March 31,
	2020	2019

Unsecured Senior Notes	$4,520	$4,519
Term Loans	3,490	3,975
Capital leases and other	2	2
Deferred financing costs	379	376
Interest income	(261)	(277)
Interest expense, net	$8,129	$8,595
Benefit from income taxes
We recognized a benefit from income taxes of $20.9 million for the three months ended March 31, 2020. Our effective tax rate for the period was approximately 26.0%. Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21.0%, primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets.
Net loss from discontinued operations, net of tax
Net loss from discontinued operations, net of tax includes both the results of operations for the music festival business, as well as the gain or loss recognized upon the ultimate sale of both the music festival business and the bridal show business. The components of net loss from discontinued operations, net of tax for the three months ended March 31, 2019 relate to the results of operations of these businesses, the sale of which was completed on May 24, 2019 for the music festival business sale and March 18, 2019 for the bridal show business sale, respectively.

Supplemental Pro Forma Net Revenue
For comparative purposes and to enable the reader to adequately compare net revenue for the quarters ended March 31, 2020 and 2019, the following discussion and table present pro forma net revenue for the Arizona Bridal Show divestment disclosed in more detail in our Notes to Unaudited Consolidated Financial Statements contained elsewhere in this Quarterly Report. The following table presents our historical results, which exclude the results of the Arizona Bridal Show divestment as if it had been sold by Townsquare from the first day of the period.

	Three Months Ended March 31,
	2020	2019

Townsquare net revenue	$93,433	$93,682
Arizona Bridal Show divestment	—	(726)
Total Pro forma net revenue	$93,433	$92,956
On a pro forma basis, net revenue for the quarter ended March 31, 2020 increased by $0.5 million, or 0.5%, as compared to the same period in 2019. The increase was primarily driven by an increase in our customer and subscriber base for our Townsquare Interactive business and an increase in political advertising revenue due to more political campaigns in the first quarter of 2020 compared with the first quarter of 2019, offset by a reduction in live events for the first quarter of 2020.

Liquidity and Capital Resources
The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended March 31,
	2020	2019
(in thousands)
Cash and cash equivalents	$135,949	$59,928
Restricted cash	$494	$880

Cash provided by operating activities	$9,335	$5,942
Cash used in investing activities	(6,024)	(3,183)
Cash provided by (used in) financing activities	47,971	(3,347)
Net increase (decrease) in cash and cash equivalents and restricted cash	$51,282	$(588)
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service, dividend and other funding requirements for at least one year from the date of this report. These historical sources of funds have been and could continue to be impacted by the COVID-19 pandemic. Future capital requirements may be materially different than those currently planned in our budgeting, and forecasting activities and depend on many factors, some of which are beyond our control. In particular during the period of uncertainty related to the COVID-19 pandemic, we have focused on and will continue to monitor our liquidity as described further under “COVID-19 Response” below. As of March 31, 2020, we had $607.0 million of outstanding indebtedness, net of deferred financing costs of $3.5 million. Based on interest rates in effect as of March 31, 2020, we expect our debt service requirements to be approximately $31.0 million over the next twelve months for the 2023 Notes, Term Loan and Revolver. In addition, as of March 31, 2020 we had $135.9 million of cash and cash equivalents, and $57.9 million of receivables from customers, which historically have had an average collection cycle of approximately 61 days. We had restricted cash of $0.5 million at March 31, 2020 and December 31, 2019, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
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
On March 17, 2020, we borrowed $50.0 million, constituting all amounts available under our Revolving Credit Facility. However, the Senior Secured Credit Facility contains a requirement that, at the end of each calendar quarter, if we have drawn at least 30%, or $15 million, of the commitments under the Revolving Credit Facility, we must comply with a first lien leverage ratio (as defined under the Senior Secured Credit Facility) on such date of no greater than 3.75:1.00. On March 17, 2020, the Company borrowed $50.0 million under the Revolving Credit Facility portion of the Senior Secured Credit Facility, constituting the entire amount available for borrowing. As a result of our borrowings on March 17, 2020 under the Revolving Credit Facility, we became subject to this requirement as of March 31, 2020, and were in compliance. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment, and as a result, is no longer subject to the foregoing leverage requirement.
We have also instituted immediate actions to address the impact to our consolidated financial position, results of operations and liquidity, including significantly reducing our non-essential capital expenditures, and reducing our workforce through the termination or layoff of approximately 135 full-time employees. We have instituted wage reduction efforts, such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan.
We expect to benefit from all applicable credits and deferrals under the Coronavirus Aid, Relief, and Economic Security enacted March 27, 2020 (“CARES Act”), including the deferral the payment of certain payroll taxes until December 31, 2021 and 2022 and the other tax benefits. The CARES Act is not expected to have a material impact on our financial condition, results of operations or liquidity.
Operating Activities
Net cash provided by operating activities was $9.3 million for the three months ended March 31, 2020 compared to $5.9 million for the same period in 2019. This increase was primarily related to changes in working capital, partially offset by cash used in discontinued operations. Working capital changes were driven by increases in accrued expenses and decreases in accounts receivable and prepaid expenses, primarily due to the timing of collections and payments as compared to the first quarter of 2019.
Investing Activities
Net cash used in investing activities was $6.0 million for the three months ended March 31, 2020 compared to $3.2 million for the same period in 2019. The increase in net cash used in investing activities was primarily due to cash provided by discontinued operations during the three months ended March 31, 2019 as a result of proceeds received in the first quarter of 2019 relating to the sale of our Arizona bridal shows.
Financing Activities
Net cash provided by financing activities was $48.0 million for the three months ended March 31, 2020, as compared to net cash used in financing activities of $3.3 million for the same period in 2019. Net cash provided by financing activities during the three months ended March 31, 2020 includes $50.0 million borrowed under our Revolving Credit Facility. There were no amounts borrowed under the Revolving Credit Facility at March 31, 2019.

Financing Facilities
The following is a discussion of significant factors affecting our liquidity and use of capital resources. For further discussion of the financing facilities, see Note 8, Long-Term Debt in the Notes to Unaudited Consolidated Financial Statements.
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
As of March 31, 2020, the aggregate principal amount outstanding under the 2023 Notes was $278.1 million and we were in compliance with all of the covenants under the 2023 Notes indenture.
Senior Secured Credit Facility
In April 2015, we entered into a Senior Secured Credit Facility, including a seven year $275.0 million term loan facility and a five year $50.0 million Revolving Credit Facility.
Term Loans
In September 2015, we incurred an additional $45 million in Term Loans under the Senior Secured Credit Facility. Our Term Loans mature on April 1, 2022. Since our amendment of the Senior Secured Credit Facility on February 8, 2017, the Term Loans incur interest based on an applicable margin of LIBOR plus 300 basis points with a LIBOR floor of 1.0%.
We made an excess free cash flow payment of $9.9 million on June 15, 2020 based on our results of operations for the year ended December 31, 2019. We were not required to make an excess free cash flow payment in 2019. As of March 31, 2020, the balance of the Term Loans was $282.3 million with a current interest rate of 4.0%.
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
On March 17, 2020, the Company borrowed all amounts available, $50.0 million, under the Revolving Credit Facility as a precautionary measure in response to the COVID-19 outbreak and any related uncertainties. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment. As of December 31, 2019, there were no borrowings under the Revolving Credit Facility.
On April 13, 2020, we entered into the Amendment to our existing Senior Secured Credit Facility that extended the time period for delivery of our audited financial statements for the fiscal year ended December 31, 2019 and certain related information until June 15, 2020, and also waived any default resulting from the failure to deliver the financial statements and related information and documentation required to be delivered on April 6, 2020.

As of March 31, 2020, we were in compliance with all of the covenants under the Senior Secured Credit Facility.

Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements or transactions.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our significant estimates, including those related to determining the fair value of assets and liabilities acquired in a business combination, impairment testing of intangible assets, valuation and impairment testing of long-lived tangible assets, the present value of leasing arrangements, share-based payment expense and the calculation of allowance for doubtful accounts and income taxes. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our estimates may change, however, as new events occur and additional information is obtained, any such changes will be recognized in the consolidated financial statements. Actual results could differ from such estimates, and any such differences may be material to our financial statements.
We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K reflects our more significant judgments and estimates used in the preparation of the consolidated financial statements. Except as stated below, there have been no material changes to the critical accounting policies and estimates as filed in such report.
Recent Accounting Standards
For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2, Summary of Significant Accounting Policies of the Notes to Unaudited Consolidated Financial Statements included under Item 1.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the quarter ended March 31, 2020. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the material weaknesses in internal control over financial reporting noted below that are disclosed in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified the following material weaknesses in our internal control over financial reporting:

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

We believe these measures will remediate the control deficiencies, but management is assessing the need for any additional steps to remediate the underlying causes that give rise to these material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. Accordingly, the material weaknesses in our internal control over financial reporting had not been fully remediated as of March 31, 2020.

Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our results of operations and cash flows for the three months ended March 31, 2020 and our financial condition as of such date, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three months ended March 31, 2020. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.
Item 1A. Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in our 2019 Annual Report on Form 10-K for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
2020 Annual Meeting of Stockholders

The Company has scheduled its next Annual Meeting of Stockholders (the “2020 Annual Meeting”) for August 6, 2020. The record date, time and location of the 2020 Annual Meeting will be set forth in the proxy statement for the 2020 Annual Meeting to be distributed to stockholders prior to the meeting.

Stockholder Proposal Deadline under Rule 14a-8

Because the scheduled date of the 2020 Annual Meeting is more than 30 days after the anniversary date of the Company’s 2019 Annual Meeting of Stockholders, deadlines for stockholders to submit proposals for inclusion in the Company’s proxy statement for the 2020 Annual Meeting pursuant to Rule 14a-8 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as set forth in the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders, are no longer applicable. Pursuant to Rule 14a-5(f) under the Exchange Act, the Company is providing notice of revised deadlines for the submission of stockholder proposals in compliance with Rule 14a-8 of the Exchange Act in connection with the 2020 Annual Meeting. To be considered for inclusion in proxy materials for the 2020 Annual Meeting, stockholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act and intended to be presented at the 2020 Annual Meeting must be received by the Company’s Secretary at One Manhattanville Road, Suite 202, Purchase, New York 10577 no later than June 25, 2020, which the Company believes to be a reasonable time before it expects to begin to print and send its proxy materials for the 2020 Annual Meeting. Any proposal received after such date will be considered untimely. All Rule 14a-8 proposals must be in compliance with applicable laws and regulations in order to be considered for inclusion in the Company’s proxy materials for the 2020 Annual Meeting.

Item 6. Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit	Description
10.1
Amendment No. 5, dated April 13, 2020, to the Credit Agreement, dated as of April 1, 2015, as amended, among Townsquare Media, Inc., each lender from time to time party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2020)

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
Date: June 18, 2020