Form 10-K/A
period 2019-12-31
Townsquare Media, Inc.
filed 2020-07-02
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 1, 2020, the registrant had 18,978,195 outstanding shares of common stock consisting of: (i) 14,330,220 shares of Class A common stock, par value $0.01 per share; (ii) 3,011,634 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders filed with the Securities and Exchange Commission on July 2, 2020 are incorporated by reference in Part III Items 10 to 14 of this Amendment No. 1 to Annual Report on Form 10-K/A as indicated herein.

TOWNSQUARE MEDIA, INC.

i

EXPLANATORY NOTE

Townsquare Media, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on June 9, 2020 (the “Original Form 10-K”), to provide the information required by Part III of Form 10-K because the Company’s proxy statement relating to its 2020 annual meeting of stockholders was not filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2019, as required by General Instruction G(3) of Form 10-K. This Amendment hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K and incorporates by reference the Part III information from the Company’s definitive proxy statement filed with the SEC on July 2, 2020 (the “2020 Proxy Statement”) pursuant to Rule 12b-23 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as indicated in Part III of this Amendment. The information included on the cover page of the Original Filing under “Documents Incorporated By Reference” is hereby deleted.

In addition, as required by Rule 12b-15 under the Exchange Act, a new certification by each of the Company’s principal executive officer and principal financial officer is filed as an exhibit to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of such certifications have been omitted.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K or reflect events occurring after the filing date of the Original Form 10-K. The Original Form 10-K continues to speak as of its original filing date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information in the 2020 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in the 2020 Proxy Statement under the captions “Executive and Director Compensation” and “Directors, Executive Officers and Corporate Governance - Corporate Governance - Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth below, the information required by this item is incorporated herein by reference to the information in the 2020 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information, as of December 31, 2019, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in the 2020 Proxy Statement under the captions “Directors, Executive Officers, and Corporate Governance - Corporate Governance - Controlled Company,” “- Director Independence” and “- Board Committees” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in the 2020 Proxy Statement under the caption “Other Audit Committee Matters.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 2, 2020		TOWNSQUARE MEDIA, INC.

	By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

4