Form 10-Q
period 2020-06-30
Townsquare Media, Inc.
filed 2020-08-10
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 6, 2020, the registrant had 18,978,195 outstanding shares of common stock consisting of: (i)14,330,220 shares of Class A common stock, par value $0.01 per share; (ii) 3,011,634 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$70,015	$84,667
Accounts receivable, net of allowance of $3,632 and $2,604, respectively	46,988	67,463
Prepaid expenses and other current assets	9,374	9,241
Total current assets	126,377	161,371
Property and equipment, net	114,040	114,142
Intangible assets, net	280,504	388,029
Goodwill	157,947	157,947
Investments	10,975	8,275
Operating lease right-of-use assets	48,693	49,503
Restricted cash	494	494
Other assets	1,226	638
Total assets	$740,256	$880,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,799	$14,790
Current portion of long-term debt	—	9,929
Deferred revenue	9,195	8,086
Accrued compensation and benefits	8,234	10,714
Accrued expenses and other current liabilities	10,071	15,358
Operating lease liabilities, current	7,685	7,690
Financing lease liabilities, current	47	17
Accrued interest	4,473	4,558
Liabilities of discontinued operations	248	423
Total current liabilities	56,752	71,565
Long-term debt, less current portion (net of deferred finance costs of $3,088 and $3,840, respectively)	542,709	546,711
Deferred tax liability	613	34,347
Operating lease liability, net of current portion	44,246	44,957
Financing lease liabilities, net of current portion	106	31
Other long-term liabilities	1,826	352
Total liabilities	646,252	697,963
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 14,330,220 and 14,314,092 shares issued and outstanding, respectively	143	143
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,011,634 shares issued and outstanding	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	190	190
Additional paid-in capital	368,770	367,540
Accumulated deficit	(277,464)	(188,034)
Non-controlling interest	2,508	2,740
Total stockholders’ equity	94,004	182,436
Total liabilities and stockholders’ equity	$740,256	$880,399
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net revenue	$74,055	$113,088	$167,488	$206,770

Operating costs and expenses:
Direct operating expenses	64,408	75,590	135,958	144,358
Depreciation and amortization	4,761	6,947	10,045	12,993
Corporate expenses	7,570	7,370	13,960	13,107
Stock-based compensation	657	660	1,181	1,536
Transaction costs	1,213	128	2,240	276
Business realignment costs	456	—	2,167	165
Impairment of intangible and long-lived assets	28,655	231	107,715	231
Net gain on sale and retirement of assets	(10)	(21)	(12)	(2)
Total operating costs and expenses	107,710	90,905	273,254	172,664
Operating (loss) income	(33,655)	22,183	(105,766)	34,106
Other expense:
Interest expense, net	7,892	8,526	16,021	17,121
Gain on repurchase of debt	(1,159)	—	(1,159)	—
Other (income) expense, net	(961)	37	(734)	70
(Loss) income from continuing operations before income taxes	(39,427)	13,620	(119,894)	16,915
(Benefit) provision for income taxes	(12,605)	3,769	(33,495)	4,680
Net (loss) income from continuing operations	(26,822)	9,851	(86,399)	12,235
Net income (loss) from discontinued operations, net of income taxes	—	84	—	(6,878)
Net (loss) income	$(26,822)	$9,935	$(86,399)	$5,357

Net (loss) income attributable to:
Controlling interests	$(27,178)	$9,442	$(87,332)	$4,417
Non-controlling interests	$356	493	$933	940

Basic (loss) income per share:
Continuing operations attributable to common shares	$(1.46)	$0.34	$(4.73)	$0.41
Continuing operations attributable to participating shares	$—	$0.34	$0.08	$0.41
Discontinued operations attributable to common shares	$—	$—	$—	$(0.25)
Discontinued operations attributable to participating shares	$—	$—	$—	$(0.25)

Diluted (loss) income per share:
Continuing operations	$(1.46)	$0.34	$(4.73)	$0.41
Discontinued operations	$—	$—	$—	$(0.25)

Weighted average shares outstanding:
Basic attributable to common shares	18,616	18,512	18,599	18,495
Basic attributable to participating shares	8,978	8,978	8,978	8,978
Diluted	27,594	27,490	27,577	27,473

Cash dividend declared per share	$—	$0.075	$0.075	$0.150

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit		Non- Controlling Interest	Total
Balance at January 1, 2020	14,314,092	3,011,634	1,636,341	8,977,676	$190	$367,540	$(188,034)		$2,740	$182,436
Net (loss) income	—	—	—	—	—	—	(60,154)		577	(59,577)
Dividend declared	—	—	—	—	—	—	(2,098)		—	(2,098)
Stock-based compensation	—	—	—	—	—	524	—		—	524
Common stock issued under share-based compensation plan	5,646	—	—	—	—	49	—		—	49
Issuance of restricted stock	10,482	—	—	—	—	—	—		—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2020	14,330,220	3,011,634	1,636,341	8,977,676	$190	$368,113	$(250,286)		$3,316	$121,333
Net (loss) income	—	—	—	—	$—	—	(27,178)		356	(26,822)
Stock-based compensation	—	—	—	—	—	657	—		—	657
Cash distributions to non-controlling interests	—	—	—	—	—	—	—		(1,164)	(1,164)
Balance at June 30, 2020	14,330,220	3,011,634	1,636,341	8,977,676	190	$368,770	$(277,464)		$2,508	$94,004

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2019	14,297,066	3,011,634	1,636,341	8,977,676	$190	$365,835	$(111,804)	$1,287	$255,508
Net (loss) income	—	—	—	—	—	—	(5,025)	447	(4,578)
Dividends declared	—	—	—	—	—	—	(2,095)	—	(2,095)
Stock-based compensation	—	—	—	—	—	876	—	—	876
Issuance of restricted stock	16,778	—	—	—	—	—	—	—	—
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,287)	(1,287)
Balance at March 31, 2019	14,313,844	3,011,634	1,636,341	8,977,676	$190	$366,711	$(118,924)	$447	$248,424
Net income	—	—	—	—	—	—	9,442	493	9,935
Dividends declared	—	—	—	—	—	—	(2,095)	—	(2,095)
Stock-based compensation	—	—	—	—	—	673	—	—	673
Sale of non-controlling interest	—	—	—	—	—	(430)	—	1,930	1,500
Cash distributions to noncontrolling interests	—	—	—	—	—	—	—	(13)	(13)
Balance at June 30, 2019	14,313,844	3,011,634	1,636,341	8,977,676	$190	$366,954	$(111,577)	$2,857	$258,424

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(86,399)	$5,357
Loss from discontinued operations	—	(6,878)
(Loss) income from continuing operations	(86,399)	12,235
Adjustments to reconcile (loss) income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	10,045	12,993
Amortization of deferred financing costs	759	639
Net deferred taxes and other	(33,734)	4,680
Provision for doubtful accounts	2,246	963
Stock-based compensation expense	1,181	1,536
Gain on repurchase of notes	(1,159)	—
Gain on insurance recoveries	(1,065)	—
Trade activity, net	(4,352)	(5,506)
Write-off of deferred financing costs	79	7
Impairment of intangible and long-lived assets	107,715	231
Net gain on sale of assets	(12)	(2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	17,993	(4,021)
Prepaid expenses and other assets	3,020	(1,154)
Accounts payable	420	(1,860)
Accrued expenses	(831)	(13,714)
Accrued interest	(85)	84
Other long-term liabilities	(3,969)	(244)
Net cash provided by operating activities - continuing operations	11,852	6,867
Net cash used in operating activities - discontinued operations	(175)	(3,464)
Net cash provided by operating activities	11,677	3,403

Cash flows from investing activities:
Purchase of property and equipment	(8,343)	(8,928)
Purchase of investments	(400)	—
Proceeds from insurance recoveries	1,172	—
Payments for acquisitions, net of cash acquired	—	(6)
Proceeds from sale of assets	102	171
Net cash used in investing activities - continuing operations	(7,469)	(8,763)
Net cash provided by investing activities - discontinued operations	—	11,093
Net cash (used in) provided by investing activities	(7,469)	2,330

Cash flows from financing activities:
Repayment of term loans	(9,951)	—
Borrowings under the revolving credit facility	50,000	—
Repayment of borrowings under the revolving credit facility	(50,000)	—
Dividend payments	(4,201)	(4,141)
Repurchase of notes	(3,573)	—
Proceeds from stock options exercised	49	—
Sale of noncontrolling interest	—	1,500
Cash distribution to noncontrolling interests	(1,164)	(1,300)
Deferred financing cost	—	(421)
Repayments of capitalized obligations	(20)	(3)
Net cash (used in) provided by financing activities	(18,860)	(4,365)

Cash and cash equivalents and restricted cash:
Net (decrease) increase in cash and cash equivalents and restricted cash	(14,652)	1,368
Beginning of period	85,161	61,396
End of period	$70,509	$62,764
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$15,746	$16,928
Income taxes	444	570

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$22	$2,124
Investments acquired in exchange for advertising	2,300	2,000
Accrued capital expenditures	810	504

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,412	$6,082
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,193	$3,622

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$70,015	$61,884
Restricted cash	494	880
	$70,509	$62,764
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of the Business
Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the U.S. Our assets include 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 20,750 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), and numerous local live events each year. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic local and regional events such as WYRK's Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.
The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there continues to be uncertainty as to timing of stabilization and recovery. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen. The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients, which contributed to further impairments to the carrying values of our FCC license intangible assets during the three months ended March 31, 2020 following these declines in traditional broadcast revenues. The Company realized an additional impairment charge during the three months ended June 30, 2020, primarily driven by changes in assumptions utilized in determining the discount rate applied in the valuation of our FCC licenses due to increases in the weighted average cost of capital as a direct result of the impact of the COVID-19 pandemic on market and economic conditions and the corresponding impacts to our risk premium. Additionally, the Company has canceled a large number of live events, which were previously scheduled to occur in 2020.
The Company also instituted immediate actions to address the potential impact to its consolidated financial position, consolidated results of operations, and liquidity, including significantly reducing our non-essential capital expenditures, and reducing our workforce through the termination or layoff of approximately 135 full-time employees. We have instituted wage reduction efforts, such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan and the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Additionally, our board of directors has determined to cease payment of quarterly cash dividends, following the payment of our first quarter dividend of $2.1 million on May 15, 2020.
The full extent of the COVID-19 pandemic impact will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.
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

The results of operations and cash flows for the three and six months ended June 30, 2020 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2020. The Consolidated Balance Sheet as of December 31, 2019 is derived from the audited Consolidated Financial Statements at that date. Results of operations for the three and six months ended June 30, 2019, as presented herein, reflect such results as restated in connection with the restatement of our Consolidated Financial Statements as of the first three quarters of the year ended December 31, 2019, which were included in the 2019 Annual Report on Form 10-K.
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

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint  Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. If a company is applying the measurement alternative for an equity investment under Accounting Standards Codification ('ASC') Topic 321 and must transition to the equity method because of an observable transaction, it will remeasure its investment immediately before transition. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, (1) for public business entities for periods for which financial statements have not yet been issued and (2) for all other entities for periods for which financial statements have not yet been made available for issuance. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Financial Statements.
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

Note 3. Revenue Recognition
The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Advertising	Townsquare Interactive	Live Events	Total	Advertising	Townsquare Interactive	Live Events	Total
Net Revenue (ex Political)	$56,251	$16,886	$32	$73,169	$90,977	$15,288	$6,317	$112,582
Political	886	—	—	886	506	—	—	506
Net Revenue	$57,137	$16,886	$32	$74,055	$91,483	$15,288	$6,317	$113,088

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Advertising	Townsquare Interactive	Live Events	Total	Advertising	Townsquare Interactive	Live Events	Total
Net Revenue (ex Political)	$129,459	$33,413	$2,403	$165,275	$164,995	$29,495	$11,476	$205,966
Political	2,213	—	—	2,213	804	—	—	804
Net Revenue	$131,672	$33,413	$2,403	$167,488	$165,799	$29,495	$11,476	$206,770

Revenue from contracts with customers is recognized as an obligation until the terms of a customer contract are satisfied; generally, this occurs with the transfer of control as we satisfy contractual performance obligations over time. Our contractual performance obligations include the broadcast of commercials on our owned and operated radio stations, digital sales of internet-based advertising campaigns, digital marketing solutions, and the operation of live events. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are at a fixed price at inception and do not include any variable consideration or financing components by normal course of business practice. Sales, value add, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.
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
Our net revenue varies throughout the year. Historically our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays. However, due to the COVID-19 pandemic, the seasonality of our net revenue has been materially impacted and we do not expect our first quarter to produce our lowest net revenue for 2020. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.
Net revenue for broadcast commercials and digital advertisements are recognized as the commercials are broadcast and the contractual performance obligations for Townsquare services are satisfied. We measure progress towards the satisfaction of our contractual performance obligations via the output produced in accordance with the contractual arrangement. We recognize the associated contractual revenue as the delivery takes place and the right to invoice for services performed is met.
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
No impairment losses have arisen from any contracts with customers during the three and six months ended June 30, 2020 and 2019.
The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2020	December 31, 2019
Receivables	$46,988	$67,463
Short-term contract liabilities (deferred revenue)	$9,195	$8,086
Contract Acquisition Costs	$4,340	$4,037

	June 30, 2019	December 31, 2018
Receivables	$67,354	$62,599
Short-term contract liabilities (deferred revenue)	$7,992	$7,922
Contract Acquisition Costs	$3,871	$2,970

We receive payments from customers based upon contractual billing schedules; accounts receivable are recognized when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days. The term between invoicing and when payment is due is not significant. The Company recorded $1.4 million and $2.2 million in bad debt expense during the three and six months ended June 30, 2020, respectively. The Company recorded $0.6 million and $1.0 million in bad debt expense during the three and six months ended June 30, 2019.
We record contract liabilities when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of June 30, 2020, and December 31, 2019, the balance in the contract liabilities was $9.2 million and $8.1 million, respectively. The increase in the contract liabilities balance at June 30, 2020 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $0.5 million and $6.4 million of recognized revenue for the three and six months ended June 30, 2020, respectively. As of June 30, 2019, and December 31, 2018, the balance in the contract liabilities was $8.0 million and $7.9 million, respectively. The increase in the contract liabilities balance at June 30, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $0.8 million and $7.0 million of recognized revenue for the three and six months ended June 30, 2019, respectively. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and six months ended June 30, 2020.

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within direct operating expenses. Capitalized contract acquisition costs include amounts related to sales commissions paid related to signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. For contracts with a duration of less than one year, we expense these costs when incurred. As of June 30, 2020 and December 31, 2019, we had a balance of $4.3 million and $4.0 million, respectively, in deferred costs and recognized $0.9 million and $1.8 million of amortization for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, we recognized $0.5 million and $1.0 million of amortization , respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and six months ended June 30, 2020 and 2019, respectively.
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

Note 4. Acquisitions, Divestitures & Discontinued Operations

Acquisitions

On May 22, 2019, the Company entered into an Asset Purchase Agreement to acquire certain assets and liabilities related to a radio broadcast station in Tuscaloosa, AL for $0.7 million. The Company paid $0.1 million in transaction fees. The acquisition closed on July 31, 2019 and consideration was paid with cash on hand.

Divestitures & Discontinued Operations

During the first quarter of 2019, management concluded that the Company should exit its music festivals business, which consisted of four multi-day music festivals (the "Music Festivals"). On May 24, 2019, the Company closed on the sale of its Music Festivals to a subsidiary of Live Nation for $10.0 million. As part of the transaction, it was mutually agreed upon that the Company would operate the 2019 Music Festivals under a production services agreement for a pre-determined share of "Net Profits" as defined in the agreement. During the first quarter of 2019, a $10.0 million impairment charge against the assets of the disposal group was recorded as component of discontinued operations. The Company recorded a net gain on the disposal of the Music Festivals of $0.4 million, which is in net income (loss) from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations for the three and six months ended June 30, 2019.

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

The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable	$3	$31
Accrued expenses and other current liabilities	245	392
Current liabilities of discontinued operations(1)	248	423
Net liabilities	$(248)	$(423)

(1) The current liabilities of discontinued operations includes certain costs associated with the Music Festivals business which will be paid during the year ended December 31, 2020 and primarily relate to employee costs.

The following table shows the components of operations that are related to discontinued operations in the Company's Consolidated Statement of Operations (in thousands) for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$—	$13,512	$—	$13,520

Discontinued operating costs and expenses:
Direct operating expenses	—	13,884	—	14,789
Depreciation and amortization	—	—	—	207
Stock-based compensation	—	13	—	13
Transaction costs	—	10	—	10
Impairment of long lived and intangible assets	—	—	—	9,812
Net gain on sale and retirement of assets	—	(509)	—	(1,946)
Discontinued operating income (loss)	—	114	—	(9,365)
Income (loss) from discontinued operations before income taxes	—	114	—	(9,365)
Provision (benefit) for income taxes	—	30	—	(2,487)
Net income (loss) from discontinued operations, net of income taxes	$—	$84	$—	$(6,878)

Note 5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Land and improvements	$21,504	$21,423
Buildings and leasehold improvements	52,685	51,025
Broadcast equipment	88,225	86,910
Computer and office equipment	19,843	18,432
Furniture and fixtures	21,735	20,799
Transportation equipment	19,532	18,574
Software development costs	28,431	25,999
Total property and equipment, gross	251,955	243,162
Less accumulated depreciation and amortization	(137,915)	(129,020)
Total property and equipment, net	$114,040	$114,142

Depreciation and amortization expense for property and equipment was $4.5 million and $6.7 million for the three months ended June 30, 2020 and 2019, respectively and $9.6 million and $12.5 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, the Company recorded $0.6 million in non-cash impairment charges to long-lived assets within the San Angelo, TX market. The Company had no material right of use assets related to its finance leases as of June 30, 2020 and December 31, 2019.

Note 6. Goodwill and Other Intangible Assets
Indefinite-lived assets consist of FCC broadcast licenses and goodwill. For goodwill impairment testing, the Company has selected December 31st as the annual testing date. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. As a result, the Company performed a quantitative impairment assessment as of March 31, 2020 for each of its reporting units. Based upon such assessment, the Company determined that the fair value of the following reporting units exceeded their respective carrying amounts as of March 31, 2020. The fair values of our National Digital, Townsquare Ignite, AnalyticOwl, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 58%, 171%, 520%, 216% and 145%, respectively. The local advertising businesses reporting unit had no goodwill following the December 31, 2019 $69.0 million non-cash goodwill impairment charge.
The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of March 31, 2020 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of June 30, 2020.
There were no changes in the carrying value of the Company's goodwill during the six months ended June 30, 2020.
The following table represents goodwill by segment (in thousands):

	Advertising	Townsquare Interactive	Live Events	Total
Balance at June 30, 2020	$76,964	77,000	3,983	$157,947

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
The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to the current and expected future economic and market conditions surrounding the COVID-19 pandemic and the results of the impairment assessment performed as of December 31, 2019, the Company quantitatively evaluated the fair value of its FCC licenses at March 31, 2020 and June 30, 2020.
The key assumptions used in applying the direct valuation method are summarized as follows:

	March 31, 2020
Discount Rate	11.0%
	Low	High
Long-term Revenue Growth Rate	(2.2)%	6.0%
Mature Market Share	13.3%	100.0%
Operating Profit Margin	(19.4)%	55.5%

	June 30, 2020
Discount Rate	11.4%
	Low	High
Long-term Revenue Growth Rate	(2.2)%	6.0%
Mature Market Share	13.3%	100.0%
Operating Profit Margin	(19.4)%	55.5%

Based on the results of the impairment assessment of our FCC licenses as of June 30, 2020 and March 31, 2020, we incurred an impairment charge of $28.7 million and $78.4 million, respectively, for FCC licenses in 35 and 46, respectively, of our 67 local markets for the three months ended June 30, 2020 and March 31, 2020, respectively. The impairment charge realized during the three months ended June 30, 2020 was primarily driven by changes in the market data utilized in determining the discount rate applied in the valuation of our FCC licenses which drove an increase in the weighted average cost of capital. The changes in data were driven by an increase in market volatility and industry bond yields, a direct result of the impact of the COVID-19 pandemic on market and economic conditions. The impairment charge realized during the three months ended March 31, 2020 was primarily due to declines in our traditional broadcast revenues, further amplified by the COVID-19 pandemic. Charges related to the impairment of the Company’s FCC licenses are included in Advertising segment results.
Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital would cause the estimated fair values of our FCC licenses to decrease by $37.1 million as of June 30, 2020, which would have resulted in an increased impairment charge. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experience further actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.
The following tables present details of intangible assets as of June 30, 2020 and December 31, 2019, respectively (in thousands):

	June 30, 2020
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$276,652	$—	$276,652
Customer and advertising relationships	3	6,540	(4,466)	2,074
Leasehold interests	11	1,085	(955)	130
Tower space	3	454	(436)	18
Trademarks	10	2,761	(1,131)	1,630
Total		$287,492	$(6,988)	$280,504

	December 31, 2019
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$383,738	—	$383,738
Customer and advertising relationships	3	6,540	(4,139)	2,401
Leasehold interests	12	1,085	(940)	145
Tower space	4	454	(433)	21
Trademarks	10	2,761	(1,045)	1,716
Other intangibles	0.1	160	(152)	8
Total		$394,738	$(6,709)	$388,029

Amortization expense for definite-lived intangible assets was $0.2 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively and $0.4 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2020 is as follows (in thousands):

2020 (remainder)	$432
2021	863
2022	859
2023	625
2024	179
Thereafter	894
$3,852

Note 7. Investments
Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. As management does not exercise significant control over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial valuation of the equity securities was based upon an estimate of market value at the time of investment or upon a combination of a valuation analysis using observable inputs categorized as Level 2 and performing a discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. In accordance with ASC 321, Investments - Equity Securities, the Company measures its equity securities at cost minus impairment, as their fair values are not readily determinable and the investments do not qualify for the net asset value per share practical expedient. The Company monitors its investments for any subsequent observable price changes in orderly transactions for the identical or a similar investment of the same investee, at which time the Company would adjust the then current carrying values of the related investment. Additionally, the Company evaluates its investments for any indicators of impairment.
During the six months ended June 30, 2020, the Company made certain investments in three small businesses totaling $2.3 million and an additional $0.4 million investment in an existing investee. There were no impairment charges or fair value adjustments recorded for the three or six months ended June 30, 2020 and 2019, respectively.
Note 8. Long-Term Debt
Total debt outstanding is summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
2023 Notes (1)	$273,416	$278,148
Term Loans (2)	272,381	282,332
Revolver (3)	—	—
Debt before deferred financing costs	545,797	560,480
Deferred financing costs	(3,088)	(3,840)
Total Debt	542,709	556,640
Less: current portion of long-term debt (4)	—	(9,929)
Total long-term debt	$542,709	$546,711

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

(4) At December 31, 2019, the Company classified $9.9 million as its current portion of long-term debt. This represented the required excess free cash flow payment to be made based on our results of operations for the year ended December 31, 2019. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess free cash flow as defined in the credit agreement (subject to certain reductions). The excess free cash flow payment was made on June 15, 2020.
As of June 30, 2020, the interest rate on the Term Loans was 4.0%, based on the current LIBOR rate, a LIBOR floor of 1.0% and an applicable margin of 300 basis points. The Revolving Credit Facility has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points.
The Senior Secured Credit Facility contains covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness or liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; make acquisitions, investments, loans and advances; prepay certain indebtedness including the 2023 Notes; change the nature of its business; engage in certain transactions with affiliates and incur restrictions on interactions between the Company and its subsidiaries, or limit actions in relation to the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains a requirement that, at the end of each calendar quarter, if we have drawn at least 30%, or $15 million, of the commitments under the Revolving Credit Facility, we must have a first lien leverage ratio (as defined under the Senior Secured Credit Facility) on such date of no greater than 3.75:1.00. On March 17, 2020, the Company borrowed $50.0 million under the Revolving Credit Facility portion of the Senior Secured Credit Facility, constituting the entire amount available for borrowing. As a result of our borrowings on March 17, 2020 under the Revolving Credit Facility, we became subject to this requirement and were in compliance as of March 31, 2020. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment, and as a result, is no longer subject to the foregoing leverage requirement.
Based on our results of operations for the year ended December 31, 2019 we were required to make an excess free cash flow payment on our outstanding Term Loans of $9.9 million. The payment was made June 15, 2020. On April 13, 2020, the Company entered into an amendment under its existing credit agreement to extend the time period for delivery of the Company's audited financial statements for the fiscal year ended December 31, 2019 and certain related information and documentation until June 15, 2020, and also waived any default under the credit agreement resulting from the failure to comply with Section 6.1(c) of the credit agreement in connection with the failure to deliver the financial statements and related information required to be delivered on April 6, 2020. On June 9, 2020, the Company filed its 2019 Annual Report on Form 10-K and, as of the date thereof, was in compliance with its covenants under both the Senior Secured Credit Facility and the 2023 Notes indenture.
On May 19, 2020, the Company voluntarily repurchased $4.7 million of its 2023 Notes at a market price below par, plus accrued interest, recognizing a gain of $1.2 million. The repurchased notes were canceled by the Company. The Company wrote-off approximately $0.1 million of unamortized deferred financing costs in connection with the voluntary repurchase of its 2023 Notes.
The Company was in compliance with its covenants under the 2023 Notes indenture and Senior Secured Credit Facility as of June 30, 2020.
As of June 30, 2020, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $239.6 million, and $260.1 million, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).
Annual maturities of the Company's long-term debt as of June 30, 2020 are as follows (in thousands):

2020 (remainder)	$—
2021	—
2022	272,381
2023	273,416
2024	—
Thereafter	—
$545,797

Note 9. Income Taxes
The Company's effective tax rate for the three months ended June 30, 2020 and 2019 was approximately 32.0% and 27.7%, respectively. The Company's effective tax rate for the six months ended June 30, 2020 and 2019 was approximately 27.9% and 27.7%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets.

Note 10. Stockholders' Equity
The table below presents a summary, as of June 30, 2020, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

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

The foregoing share totals include 295,545 shares of restricted Class A common stock, subject to vesting terms, but exclude 4,663,090 of Class A common stock and 4,550,991 of Class B common stock issuable upon exercise of stock options which have an exercise price between $4.79 and $9.63 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

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
The following table sets forth the computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Numerator:
Net (loss) income	$(26,822)	$9,935	$(86,399)	$5,357
Net income from non-controlling interest	356	493	933	940
Net (loss) income attributable to controlling interest	(27,178)	9,442	(87,332)	4,417

Net (loss) income from continuing operations	(26,822)	9,851	(86,399)	12,235
Net income from continuing operations attributable to non-controlling interest	356	493	933	940
Net (loss) income from continuing operations attributable to controlling interest	$(27,178)	$9,358	$(87,332)	$11,295
Net income (loss) from discontinued operations, net of income taxes	$—	$84	$—	$(6,878)

Denominator:
Weighted average shares of common stock outstanding	18,616	18,512	18,599	18,495
Weighted average shares of participating securities outstanding	8,978	8,978	8,978	8,978
Total weighted average basic shares outstanding	27,594	27,490	27,577	27,473
Effect of dilutive common stock equivalents	—	—	—	—
Weighted average diluted common shares outstanding	27,594	27,490	27,577	27,473

Basic (loss) income per share:
Continuing operations attributable to common shares	$(1.46)	$0.34	$(4.73)	$0.41
Continuing operations attributable to participating shares	$—	$0.34	$0.08	$0.41
Discontinued operations attributable to common shares	$—	$—	$—	$(0.25)
Discontinued operations attributable to participating shares	$—	$—	$—	$(0.25)

Diluted (loss) income per share:
Continuing operations	$(1.46)	$0.34	$(4.73)	$0.41
Discontinued operations	$—	$—	$—	$(0.25)

The Company had the following dilutive securities that were not included in the computation of diluted net loss per share as they were considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	9,214	9,468	9,214	9,468
Restricted Stock	296	383	296	383

Note 12. Segment Reporting

Operating segments are organized internally by type of products and services provided.  On January 2, 2019, the Company announced that its Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of this organization change, Mr. Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company has identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events.  The Company has concluded that each of these operating segments shall be presented separately. The Company operates in one geographic area. The Company's assets and liabilities are managed within the small and mid-sized markets across the United States where the Company conducts its business and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's CEO or included in these Consolidated Financial Statements. Intangible assets consist principally of FCC broadcast licenses and other definite-lived intangible assets and primarily support the Company’s Advertising segment. For further information see Note 6, Goodwill and Other Intangible Assets. The Company does not have any material inter-segment sales.
The Company's management evaluates segment operating income, which excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, and primarily includes expenses related to corporate stewardship and administration activities, transaction related costs and non-cash impairment charges.
The following table presents the Company's reportable segment results for the three months ended June 30, 2020 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$57,137	$16,886	$32	$—	$74,055
Direct operating expenses	52,572	11,742	94	—	64,408
Depreciation and amortization	3,722	133	130	776	4,761
Corporate expenses	—	—	—	7,570	7,570
Stock-based compensation	28	22	2	605	657
Transaction costs	—	—	—	1,213	1,213
Business realignment costs	—	—	—	456	456
Impairment of intangible and long-lived assets	28,655	—	—	—	28,655
Net gain on sale and retirement of assets	—	—	—	(10)	(10)
Operating (loss) income	$(27,840)	$4,989	$(194)	$(10,610)	$(33,655)

The following table presents the Company's reportable segment results for the three months ended June 30, 2019 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$91,483	$15,288	$6,317	$—	$113,088
Direct operating expenses	60,621	10,274	4,695	—	75,590
Depreciation and amortization	3,079	125	133	3,610	6,947
Corporate expenses	—	—	—	7,370	7,370
Stock-based compensation	41	23	2	594	660
Transaction costs	—	—	—	128	128
Impairment of intangible and long-lived assets	231	—	—	—	231
Net gain on sale and retirement of assets	—	—	—	(21)	(21)
Operating income (loss)	$27,511	$4,866	$1,487	$(11,681)	$22,183

The following table presents the Company's reportable segment results for the six months ended June 30, 2020 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$131,672	$33,413	$2,403	$—	$167,488
Direct operating expenses	110,292	23,720	1,946	—	135,958
Depreciation and amortization	6,884	267	265	2,629	10,045
Corporate expenses	—	—	—	13,960	13,960
Stock-based compensation	80	46	4	1,051	1,181
Transaction costs	—	—	—	2,240	2,240
Business realignment costs	—	—	—	2,167	2,167
Impairment of intangible and long-lived assets	107,715	—	—	—	107,715
Net gain on sale and retirement of assets	—	—	—	(12)	(12)
Operating (loss) income	$(93,299)	$9,380	$188	$(22,035)	$(105,766)

The following table presents the Company's reportable segment results for the six months ended June 30, 2019 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$165,799	$29,495	$11,476	$—	$206,770
Direct operating expenses	115,649	20,101	8,608	—	144,358
Depreciation and amortization	6,548	246	278	5,921	12,993
Corporate expenses	—	—	—	13,107	13,107
Stock-based compensation	133	59	25	1,319	1,536
Transaction costs	—	—	—	276	276
Business realignment costs	161	—	—	4	165
Impairment of intangible and long-lived assets	231	—	—	—	231
Net gain on sale and retirement of assets	—	—	—	(2)	(2)
Operating income (loss)	$43,077	$9,089	$2,565	$(20,625)	$34,106

Note 13. Related Party Transactions

The Company has a strategic partnership and services agreement with a venture studio affiliated with the two of its directors. Under the agreement, the Company provides certain professional and administrative services including, IT, accounting and human resources support, business development, engineering and consulting services. The Company receives a monthly service fee of $15,000, and reimbursement of any direct expenses, as applicable. During each of the three months ended June 30, 2020 and 2019, the Company received payments in the aggregate of approximately $0.1 million and $0.1 million, respectively related to services provided under the terms of the agreement. For the six months ended June 30, 2020 and 2019, the Company received payments in the aggregate of approximately $0.1 million and $0.1 million, respectively related to services provided under the terms of the agreement.

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
Note About Forward-Looking Statements
This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States, or in the specific markets in which we currently do business, including as a result of the COVID-19 pandemic, the impact of the COVID-19 pandemic (the extent of which will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic and financial market effects of the pandemic, the containment measures and the pace of the economic and financial market recovery), the impact of several material weaknesses in internal control over financial reporting that have been identified, which has resulted in the restatement of certain of our Consolidated Financial Statements and has created additional risks and uncertainties, including limiting our access to certain capital markets activities and increasing litigation risk; industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, including the COVID-19 pandemic, our ability to develop and maintain digital technologies and hire and retain technical and sales talent, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2019 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. The forward-looking statements included in this report are made only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Format of Presentation
Townsquare is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States. We own and operate 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 20,750 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), an e-commerce offering, and numerous local live events each year. Many of our radio stations are considered market leaders and we also participate in the digital, mobile, video and social media arenas. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, we create, promote and produce a diverse range of live events, including, concerts, expositions and other experiential events within and beyond our radio markets.
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
Advertising
Our Advertising segment includes the broadcast operations of our radio stations, together with our owned and operated websites and the various digital advertising solutions we offer, including Townsquare Ignite, our digital programmatic advertising platform. Our primary sources of net revenue are the sale of advertising on our radio stations, owned and operated websites, radio stations’ online streams and mobile applications. Additionally, we offer precision customer targeting solutions to advertisers through Ignite. Combining first and third-party audience and geographic location data, Ignite is able to hyper-target audiences for our local, regional and national advertisers, providing them the ability to reach a high percentage of their online audience. Ignite delivers these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions.
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
Seasonality
Our net revenue varies throughout the year. Historically, our first calendar quarter produces the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays. However, due to the COVID-19 pandemic, the seasonality of our net revenue has been materially impacted and we do not expect our first quarter to produce our lowest net revenue for 2020. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.

Macroeconomic Indicators
The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to the timing of stabilization and recovery. The extent of the COVID-19 impact will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), the actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.
The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen. Our operations had performed strongly in the first two months of 2020 before the effects of COVID-19 began to impact our operations in early March 2020. While the COVID-19 pandemic did not have a material effect on our net revenue and expenses during the first quarter, the challenges that COVID-19 created for advertisers and consumers materially and adversely impacted our net revenues since mid-March. In particular, our clients canceled a significant amount of advertising, and we experienced a material decline in the purchase of new advertising by our clients, as compared to the same period in the prior year. In addition, we canceled or rescheduled a large number of our live events. While our Advertising revenue and Live Events revenue have significantly declined, Townsquare Interactive has continued its revenue growth. Political advertising in 2020 is expected to remain consistent with our expectations, and revenue is expected to be weighted to the second half of the year.
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. We took certain proactive initiatives to preserve financial flexibility, mitigate the impact of the recent and uncertain decline in net revenue, as well as position us for growth as advertising demand rebounds.

On March 17, 2020, the Company borrowed $50.0 million under the Revolving Credit Facility portion of the Senior Secured Credit Facility, constituting the entire amount available for borrowing as a precautionary measure in response to the COVID-19 pandemic and any related uncertainties. The Revolving Credit Facility has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment and as of the date hereof.
The Company also instituted immediate actions to address the potential impact to its consolidated financial position, consolidated results of operations, and liquidity, including significantly reducing our non-essential capital expenditures by approximately $3.0 million, and reducing our workforce through the termination or layoff of approximately 135 full-time employees. We instituted wage reduction efforts, such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan and the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security (“CARES Act”). Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our first quarter dividend of $2.1 million on May 15, 2020.
The U.S. federal government responded to the COVID-19 pandemic on March 18, 2020 by enacting the Families First Coronavirus Response Act (“FFCRA”) and on March 27, 2020, the CARES Act. In addition to the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 noted above, the CARES Act amends the Tax Cut and Jobs Act of 2017 by modifying the amount of allowable interest expense deductions, allowing five-year carryback of net operating losses, and characterizing qualified improvement property as 15-year property eligible for bonus depreciation. The Company plans to avail itself of all applicable credits and deferrals, and continues to assess the impact the CARES Act may have on our business, however the FFCRA or the CARES Act is not expected to have a material impact on our financial condition, results of operations or liquidity.
Starting in late March, the majority of our employees began working remotely, with the exception of much of our on-air broadcast staff, whom remained in studio as our business is considered essential. Beginning in May 2020, the Company began opening offices when restrictions were lifted in each of the states and counties within which the Company operates. Due to the nature of the Company’s products and services, remote operations have not had a material impact on results to date. We have implemented health and safety policies in accordance with applicable law, which include routine disinfection of all surfaces, limited and restricted use of common areas, the wearing of masks and provision of hand sanitizer and gloves and social distancing measures employed while in our office spaces. The implementation of these measures has not had a substantial impact on our operational performance to date.
The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, and the impact on our clients, employees and the markets in which we operate, all of which are uncertain and cannot be predicted. As a result of the pandemic, there is a reasonable possibility that actual results could differ from those estimates and such differences could be material to the financial position and results of operations, specifically impairment testing of intangible assets, valuation and impairment testing of long-lived tangible assets, the present value of leasing arrangements and the Company’s calculation of allowance for doubtful accounts. At this point, the full extent to which the pandemic will impact our financial condition or results of operations is uncertain, but it has been and will continue to be material.

Highlights of Our Financial Performance
Certain key financial developments in our business for the three months ended June 30, 2020, as compared to the same period in 2019 are summarized below:

•
Net revenue for the three months ended June 30, 2020 as compared to the same period in 2019, decreased $39.0 million, or 34.5%, primarily driven by a $34.3 million decline in our Advertising net revenue as a result of the cancellation of a significant amount of advertising and a material decline in the purchase of new advertising by our clients, primarily as a result of the COVID-19 pandemic, and a decrease of $6.3 million in our Live Events net revenue as a result of the cancellation or postponement of a number of live events also due to the COVID-19 pandemic, partially offset by an increase of $1.6 million in our Townsquare Interactive net revenue as a result of additional subscribers.

•
Excluding revenue related to political advertising of $0.9 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively, net revenue for the three months ended June 30, 2020 as compared to the same period in 2019 decreased $39.4 million, or 35.0% to $73.2 million and Advertising net revenue decreased $34.7 million, or 38.2%, to $56.3 million.

•
Operating loss increased $55.8 million from operating income of $22.2 million for the three months ended June 30, 2019 to a loss of $33.7 million for the three months ended June 30, 2020. Operating loss for the three months ended June 30, 2020 was impacted by the $39.0 million decrease in net revenue compared to same period prior year as discussed above, and impairment charges of $28.7 million pertaining to FCC licenses in 35 of our 67 local markets, as compared to no impairment charges for the same period in 2019, partially offset by a decrease of $11.2 million in direct operating expenses due to lower compensation and live event expense declines related to live event cancellations, and a decrease of $2.2 million in the amortization of capitalized software development costs. Our Advertising segment reported operating loss of $27.8 million which represents a decrease of $55.4 million as compared to operating income of $27.5 million the three months ended June 30, 2019, primarily due to the decrease in net revenue of $34.3 million as discussed above and FCC license impairment charges, partially offset by a decrease in direct operating expenses of $8.0 million, primarily resulting from lower compensation costs. Townsquare Interactive’s operating income for the three months ended June 30, 2020 was $5.0 million, an increase of $0.1 million from the same period in 2019, essentially flat. Our Live Events segment reported an operating loss of $0.2 million, as compared operating income of $1.5 million for the three months ended June 30, 2019, a decrease of $1.7 million as a result of the cancellation or postponement of events.

Certain key financial developments in our business for the six months ended June 30, 2020, as compared to the same period in 2019 are summarized below. We use the term 'pro forma' in this section to refer to results that exclude the Arizona Bridal Show divestment as if it had been completed on January 1, 2019:

•
Net revenue for the six months ended June 30, 2020 as compared to the same period in 2019, decreased $39.3 million, or 19.0%, primarily driven by a decrease of $34.1 million in our Advertising net revenue as a result of the cancellation of a advertising and declines in the purchase of new advertising and a $9.1 million decline in our Live Events net revenue as a result of the cancellation or postponement of a number of live events, both primarily due to the COVID-19 pandemic, partially offset by an increase of $3.9 million in our Townsquare Interactive net revenue due to additional net subscribers, as compared to the same period in 2019.

•
Excluding revenue related to political advertising of $2.2 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively, net revenue for the six months ended June 30, 2020 as compared to the same period in 2019 decreased $40.7 million, or 19.8%.

•
Pro forma net revenue for the six months ended June 30, 2020 decreased $38.6 million, or 18.7% to $167.5 million as compared to $206.0 million in the same period last year. Pro forma Advertising net revenue decreased $34.1 million, or 20.6%, to $131.7 million, pro forma Townsquare Interactive net revenue increased $3.9 million, or 13.3%, to $33.4 million, and pro forma Live Events net revenue decreased $8.3 million, or 77.6%, to $2.4 million each as compared to the same period last year. Excluding political revenue, pro forma net revenue decreased $40.0 million, or 19.5%, to $165.3 million, and pro forma Advertising net revenue decreased $35.5 million, or 21.5%, to $129.5 million.

•
Operating loss increased $139.9 million as compared to operating income of $34.1 million for the six months ended June 30, 2019 to an operating loss of $105.8 million for the six months ended June 30, 2020. Operating loss for the six months ended June 30, 2020 was impacted by a decrease of $39.3 million in net revenue as discussed above; total FCC license impairment charges of $107.7 million; an increase in transaction costs of $2.0 million, primarily due to fees incurred related to the amendment of our $320.0 million term loan facility (the “Term Loans”); an increase of $2.0 million in business realignment cost compared to the same period in 2019; partially offset by a decrease in direct operating expenses of $8.4 million and a decrease of $2.9 million in depreciation and amortization expense. Our Advertising segment reported an operating loss of $93.3 million which represents a decrease of $136.4 million from the six months ended June 30, 2019, due to a $34.1 million decrease in net revenue and FCC license impairment charges of $107.7 million, partially offset by a decrease in direct operating expenses of $5.4 million. Our Live Events segment reported operating income of $0.2 million, a decrease of $2.4 million from the six months ended June 30, 2019 as a result of the cancellation or postponement of events. Townsquare Interactive’s operating income for the six months ended June 30, 2020 was $9.4 million, an increase of $0.3 million from the same period in 2019.

•	Cash and cash equivalents decreased to $70.0 million from $84.7 million as of June 30, 2020 and December 31, 2019, respectively.

Consolidated Results of Operations
Three months ended June 30, 2020 compared to three months ended June 30, 2019
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended June 30,
Statement of Operations Data:	2020	2019	$ Change	% Change
Net revenue	$74,055	$113,088	$(39,033)	(34.5)%

Direct operating expenses	64,408	75,590	(11,182)	(14.8)%
Depreciation and amortization	4,761	6,947	(2,186)	(31.5)%
Corporate expenses	7,570	7,370	200	2.7%
Stock-based compensation	657	660	(3)	(0.5)%
Transaction costs	1,213	128	1,085	**
Business realignment costs	456	—	456	**
Impairment of intangible and long-lived assets	28,655	231	28,424	**
Net gain on sale and retirement of assets	(10)	(21)	11	(52.4)%
Total operating costs and expenses	107,710	90,905	16,805	18.5%
Operating (loss) income	(33,655)	22,183	(55,838)	**
Other expense:
Interest expense, net	7,892	8,526	(634)	(7.4)%
Gain on repurchase of debt	(1,159)	—	(1,159)	**
Other (income) expense, net	(961)	37	(998)	**
(Loss) income from continuing operations before income taxes	(39,427)	13,620	(53,047)	**
(Benefit) provision for income taxes	(12,605)	3,769	(16,374)	**
Net (loss) income from continuing operations	(26,822)	9,851	(36,673)	**
Net income (loss) from discontinued operations, net of income taxes	—	84	(84)	**
Net (loss) income	$(26,822)	$9,935	$(36,757)	**
** not meaningful

Segment Results
The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended June 30, 2020 and 2019 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended June 30,				Three Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Advertising	$57,137	$91,483	$(34,346)	(37.5)%	52,572	$60,621	$(8,049)	(13.3)%
Townsquare Interactive	16,886	15,288	1,598	10.5%	11,742	10,274	1,468	14.3%
Live Events	32	6,317	(6,285)	(99.5)%	94	4,695	(4,601)	(98.0)%
Total	$74,055	$113,088	$(39,033)	(34.5)%	$64,408	$75,590	$(11,182)	(14.8)%
Net Revenue
Net revenue for the three months ended June 30, 2020 decreased $39.0 million, or 34.5%, as compared to the same period in 2019. Our Advertising net revenue for the three months ended June 30, 2020 decreased $34.3 million, or 37.5%, as compared to the same period in 2019, as a result of advertising cancellations and a material decline in the purchase of new advertising by our clients primarily due to the impact of the COVID-19 pandemic.
Our Live Events segment revenue decreased $6.3 million, or 99.5%, in the three months ended June 30, 2020, as compared to the same period in 2019 driven by the cancellation or postponement of events as a result of the COVID-19 pandemic. Our Townsquare Interactive net revenue for the three months ended June 30, 2020 increased $1.6 million, or 10.5%, as compared to the same period in 2019 primarily due to the addition of net subscribers, including approximately 900 additional net subscribers during the second quarter of 2020.
Direct Operating Expenses
Direct operating expenses for the three months ended June 30, 2020 decreased by $11.2 million, or 14.8%, as compared to the same period in 2019. Our Advertising direct operating expenses for the three months ended June 30, 2020 decreased $8.0 million, or 13.3%, as compared to the same period in 2019. This decrease was primarily driven by lower compensation as a result of lower commissions and certain wage reduction efforts implemented as part of our COVID-19 response, which were partially offset by higher reserves for medical claims, an increase in our provision for bad debt based upon observed payment trends during the COVID-19 pandemic, and higher music license fees. Our Live Events direct operating expenses for the three months ended June 30, 2020 decreased $4.6 million, or 98.0%, as compared to the same period in 2019. The decrease was primarily driven by the cancellation or postponement of a number of live events as a result of the COVID-19 pandemic. Our Townsquare Interactive direct operating expenses for the three months ended June 30, 2020 increased $1.5 million, or 14.3%, as compared to the same period in 2019. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended June 30, 2020 decreased $2.2 million, or 31.5%, as compared to the same period in 2019, primarily related to lower amortization of capitalized software development costs due to the significance of a project that was launched at the end of 2018 to support our digital platform, the costs for which were amortized in 2019.
Corporate Expenses
Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended June 30, 2020 increased $0.2 million, or 2.7%, as compared to the same period in 2019 primarily due to an increase in professional fees.
Stock-based Compensation
Stock-based compensation expense for the three months ended June 30, 2020 essentially remained flat at $0.7 million, as compared to the same period in 2019.

Transaction Costs
Transaction costs for the three months ended June 30, 2020 increased $1.1 million, as compared to the same period in 2019 due to debt related fees.
Business Realignment Costs
Business realignment costs of $0.5 million for the three months ended June 30, 2020 primarily include employee-related costs incurred as a result of headcount reductions in response to the COVID-19 pandemic.
Impairment of Intangible and Long-Lived Assets
Impairment charges pertaining to FCC licenses for the three months ended June 30, 2020 were $28.7 million for FCC licenses in 35 of our 67 local markets, as compared to no impairment charges to FCC licenses in the same period in 2019, primarily driven by changes in the market data utilized in determining the discount rate applied in the valuation of our FCC licenses which drove an increase in the weighted average cost of capital. The changes in data were driven by an increase in market volatility and industry bond yields, a direct result of the impact of the COVID-19 pandemic on market and economic conditions.
Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital would cause the estimated fair values of our FCC licenses to decrease by $37.1 million as of June 30, 2020, which would have resulted in an increased impairment charge. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences further actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.
Other Expense
The primary component of other expense in the three months ended June 30, 2020 and 2019 is interest expense, net. The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020	2019

Unsecured Senior Notes	$4,486	$4,520
Term Loans	2,883	3,997
Revolver	279	—
Capital leases and other	6	2
Deferred financing costs	461	270
Interest income	(223)	(263)
Interest expense, net	$7,892	$8,526
On May 19, 2020, the Company voluntarily repurchased $4.7 million of its 6.5% Unsecured Senior Notes (the “2023 Notes”) at a market price below par, plus accrued interest, which were then canceled, recognizing a net gain of $1.2 million, included as a component of other expense for the three months ended June 30, 2020.
Benefit from income taxes
We recognized a benefit from income taxes of $12.6 million for the three months ended June 30, 2020. Our effective tax rate for the period was approximately 32.0%. Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21.0%, primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets.
Net loss from discontinued operations, net of tax

Net loss from discontinued operations, net of tax includes both the results of operations for the music festival business, as well as the gain or loss recognized upon its ultimate sale. The components of net loss from discontinued operations, net of tax for the three months ended June 30, 2019 relate to the results of operations of this business, the sale of which was completed on May 24, 2019.
Consolidated Results of Operations
Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019
The following table summarizes our historical consolidated results of operations:

($ in thousands)	Six Months Ended June 30,
Statement of Operations Data:	2020	2019	$ Change	% Change
Net revenue	$167,488	$206,770	$(39,282)	(19.0)%

Direct operating expenses	135,958	144,358	(8,400)	(5.8)%
Depreciation and amortization	10,045	12,993	(2,948)	(22.7)%
Corporate expenses	13,960	13,107	853	6.5%
Stock-based compensation	1,181	1,536	(355)	(23.1)%
Transaction costs	2,240	276	1,964	**
Business realignment costs	2,167	165	2,002	**
Impairment of intangible and long-lived assets	107,715	231	107,484	**
Net gain on sale and retirement of assets	(12)	(2)	(10)	**
Total operating costs and expenses	273,254	172,664	100,590	58.3%
Operating (loss) income	(105,766)	34,106	(139,872)	**
Other expense:
Interest expense, net	16,021	17,121	(1,100)	(6.4)%
Gain on repurchase of debt	(1,159)	—	(1,159)	**
Other (income) expense, net	(734)	70	(804)	**
(Loss) income from continuing operations before income taxes	(119,894)	16,915	(136,809)	**
(Benefit) provision for income taxes	(33,495)	4,680	(38,175)	**
Net (loss) income from continuing operations	(86,399)	12,235	(98,634)	**
Net income (loss) from discontinued operations, net of income taxes	—	(6,878)	6,878	**
Net (loss) income	$(86,399)	$5,357	$(91,756)	**
** not meaningful

Segment Results
The following table presents the Company's reportable segment net revenue and direct operating expenses for the six months ended June 30, 2020 and 2019 (in thousands):

	Net Revenue				Direct Operating Expenses
	Six Months Ended June 30,				Six Months Ended June 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Advertising	$131,672	$165,799	$(34,127)	(20.6)%	$110,292	$115,649	$(5,357)	(4.6)%
Townsquare Interactive	33,413	29,495	3,918	13.3%	23,720	20,101	3,619	18.0%
Live Events	2,403	11,476	(9,073)	(79.1)%	1,946	8,608	(6,662)	(77.4)%
Total	$167,488	$206,770	$(39,282)	(19.0)%	$135,958	$144,358	$(8,400)	(5.8)%
Net Revenue
Net revenue for the six months ended June 30, 2020 decreased $39.3 million, or 19.0%, as compared to the same period in 2019. Our Advertising net revenue for the six months ended June 30, 2020 decreased $34.1 million, or 20.6%, as compared to the same period in 2019 as a result of advertising cancellations and a material decline in the purchase of new advertising by our clients primarily due to the impact of the COVID-19 pandemic. Our Live Events segment revenue decreased $9.1 million, or 79.1%, in the six months ended June 30, 2020, as compared to the same period in 2019 driven by the cancellation or postponement of events due to the COVID-19 pandemic. Our Townsquare Interactive net revenue for the six months ended June 30, 2020 increased $3.9 million, or 13.3%, as compared to the same period in 2019 primarily due to an incremental net subscribers, including approximately 1,750 net subscribers added during the six months ended June 30, 2020.
Direct Operating Expenses
Direct operating expenses for the six months ended June 30, 2020 decreased by $8.4 million, or 5.8%, as compared to the same period in 2019. Our Advertising direct operating expenses for the six months ended June 30, 2020 decreased $5.4 million, or 4.6%, as compared to the same period in 2019. This decrease was primarily driven by lower compensation, partially offset by higher provisions for bad debt and higher music license fees. Our Live Events direct operating expenses for the six months ended June 30, 2020 decreased $6.7 million, or 77.4%, as compared to the same period in 2019. The decrease was primarily driven by the cancellation or postponement of a number of live events in response to the COVID-19 pandemic. Our Townsquare Interactive direct operating expenses for the six months ended June 30, 2020 increased $3.6 million, or 18.0%, as compared to the same period in 2019. The increase was primarily driven by increases in headcount related expenses to support subscriber and revenue growth.
Depreciation and Amortization
Depreciation and amortization expense for the six months ended June 30, 2020 decreased $2.9 million, or 22.7%, as compared to the same period in 2019, primarily related to lower amortization of capitalized software development costs.
Corporate Expenses
Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the six months ended June 30, 2020 increased $0.9 million, or 6.5%, as compared to the same period in 2019, primarily due to an increase in professional fees.
Stock-based Compensation
Stock-based compensation expense for the six months ended June 30, 2020 decreased $0.4 million, or 23.1%, as compared to the same period in 2019 due to options that vested in January of 2019.
Transaction Costs
Transaction costs for the six months ended June 30, 2020 increased $2.0 million and includes debt related fees in addition to fees incurred as a result of the amendment of the Company's Term Loans related to the waiver of any default under the credit agreement, as more fully described in Note 8, Long-term Debt.

Business Realignment Costs
Business realignment costs for the six months ended June 30, 2020 increased $2.0 million as compared to the same period in 2019, primarily as a result of employee-related costs incurred as a result of headcount reductions in response to the COVID-19 pandemic.
Impairment of Intangible and Long-Lived Assets
Total impairment charges pertaining to FCC licenses for the six months ended June 30, 2020 were $107.1 million pertaining to FCC licenses in 35 of our 67 local markets, primarily driven by changes in the market data utilized in determining the discount rate applied in the valuation of our FCC licenses which drove an increase in the weighted average cost of capital. The changes in data were driven by an increase in market volatility and industry bond yields, a direct result of the impact of the COVID-19 pandemic on market and economic conditions. Impairment charges pertaining to FCC licenses for the three months ended March 31, 2020 were $78.4 million in 46 of our 67 local markets due to declines in the purchase of advertising by our clients, primarily as a result of the COVID-19 pandemic.
Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital would cause the estimated fair values of our FCC licenses to decrease by $37.1 million as of June 30, 2020, which would have resulted in an increased impairment charge. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences further actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges. Assumptions used to estimate the fair value of our FCC licenses are dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenues experience further actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.
The Company also recorded impairment charges related to long-lived assets in certain markets for the six months ended June 30, 2020 of $0.6 million.
Other Expense
The primary component of other expense in the six months ended June 30, 2020 and 2019 is interest expense, net and the gain on repurchase of debt. The gain on debt repurchase is more fully described in Note 8, Long-term Debt. The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019

Unsecured Senior Notes	$9,006	$9,040
Term Loans	6,301	7,972
Revolver	351	—
Capital leases and other	8	5
Deferred financing costs	839	646
Interest income	(484)	(542)
Interest expense, net	$16,021	$17,121

On May 19, 2020, the Company voluntarily repurchased $4.7 million of its 2023 Notes at a market price below par, plus accrued interest, which were then canceled, recognizing a net gain of $1.2 million, which is included as a component of other expense for the six months ended June 30, 2020.
Benefit from income taxes
We recognized a benefit from income taxes of $33.5 million for the six months ended June 30, 2020. Our effective tax rate for the period was approximately 27.9%. Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21.0%, primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets.
Net loss from discontinued operations, net of tax
Net loss from discontinued operations, net of tax includes both the results of operations for the music festival business, as well as the gain or loss recognized upon the ultimate sale of the music festival and the bridal show businesses. The components of net loss from discontinued operations, net of tax for the three months ended June 30, 2019 relate to the results of operations of these businesses, the sale of which was completed on May 24, 2019 for the music festival business and March 18, 2019 for the bridal show business, respectively.

Supplemental Pro Forma Net Revenue
For comparative purposes and to enable the reader to adequately compare net revenue for the six months ended June 30, 2020 and 2019, the following discussion and table present pro forma net revenue for the Arizona Bridal Show divestments disclosed in more detail in our Notes to Unaudited Consolidated Financial Statements contained elsewhere in this Quarterly Report. The following table presents our historical results, which exclude the results of the Arizona Bridal Show divestments as if it had been sold by Townsquare from the first day of the period.

	Six Months Ended June 30,
	2020	2019
Townsquare net revenue	$167,488	$206,770
Arizona Bridal Show divestment	—	726
Total Pro forma net revenue	$167,488	$206,044
On a pro forma basis, net revenue for the six months ended June 30, 2020 decreased by $38.6 million, or 18.7%, as compared to the same period in 2019. The decrease was primarily driven by a decrease in our Advertising net revenue as a result of advertising cancellations and a material decline in the purchase of new advertising by our clients and the cancellation or postponement of essentially all live events, which were previously scheduled for the latter half of the first six months of 2020, both primarily due to the impact of the COVID-19 pandemic. These decreases were partially offset by an increase in our customer and subscriber base for our Townsquare Interactive business and higher political advertising revenues.

Liquidity and Capital Resources
The following table summarizes our change in cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2020	2019
(in thousands)
Cash and cash equivalents	$70,015	$61,884
Restricted cash	$494	$880

Cash provided by operating activities	$11,677	$3,403
Cash (used in) provided by investing activities	(7,469)	2,330
Cash used in financing activities	(18,860)	(4,365)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(14,652)	$1,368
We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least one year from the date of this report. These historical sources of funds have been and could continue to be impacted by the COVID-19 pandemic. Future capital requirements may be materially different than those currently planned in our budgeting, and forecasting activities and depend on many factors, some of which are beyond our control. In particular during the period of uncertainty related to the COVID-19 pandemic, we have focused on and will continue to monitor our liquidity as described further under “COVID-19 Response” below. As of June 30, 2020, we had $542.7 million of outstanding indebtedness, net of deferred financing costs of $3.1 million. Based on interest rates in effect as of June 30, 2020, we expect our debt service requirements to be approximately $29.1 million over the next twelve months for the 2023 Notes, Term Loan and Revolver. In addition, as of June 30, 2020 we had $70.0 million of cash and cash equivalents, and $47.0 million of receivables from customers, which historically have had an average collection cycle of approximately 60 days. We have observed an increase in collection times during the COVID-19 pandemic, which has increased the average collection cycle to approximately 71 days and has also resulted in increases to our allowance for doubtful accounts. We had restricted cash of $0.5 million at June 30, 2020 and December 31, 2019, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
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
COVID-19 Response
In response to the ongoing challenges and uncertainty in the U.S. economy and financial markets, and the Company’s business, resulting from the COVID-19 pandemic, we have taken proactive initiatives to preserve financial flexibility and liquidity and mitigate the impact of the recent and uncertain decline in net revenue to operate through this period of disruption, as well as position us for growth as the U.S. general economy and advertising demand rebounds.

On March 17, 2020, we borrowed $50.0 million, constituting all amounts available under our Revolving Credit Facility. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment.
The Company also instituted immediate actions to address the potential impact to its consolidated financial position, consolidated results of operations, and liquidity, including significantly reducing our non-essential capital expenditures by approximately $3.0 million, and reducing our workforce through the termination or layoff of approximately 135 full-time employees. We instituted wage reduction efforts, such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan and the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the CARES Act. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our first quarter dividend of $2.1 million on May 15, 2020.
Operating Activities
Net cash provided by operating activities was $11.7 million for the six months ended June 30, 2020 compared to $3.4 million for the same period in 2019. This increase was primarily related to changes in working capital and less cash used in discontinued operations. Working capital changes were driven by decreases in accounts receivable, primarily due to the timing of collections and decreases in payments for accrued expenses and prepaid expenses, as compared to the same period a year ago.
Investing Activities
Net cash used in investing activities was $7.5 million for the six months ended June 30, 2020 as compared to net cash provided by investing activities of $2.3 million for the same period in 2019. The increase in net cash used in investing activities was primarily due to cash provided by discontinued operations during the six months ended June 30, 2019 as a result of proceeds received related to the sales of our music festivals business and bridal shows during the first half of 2019.
Financing Activities
Net cash used in financing activities was $18.9 million for the six months ended June 30, 2020, as compared to net cash used in financing activities of $4.4 million for the same period in 2019. The increase in net cash used in financing activities was due to the required $9.9 million 2019 excess free cash flow payment on our Term Loan and the May 2020 voluntarily repurchase of $4.7 million of our 2023 Notes.
Financing Facilities
The following is a discussion of significant factors affecting our liquidity and use of capital resources. For further discussion of the financing facilities, see Note 8, Long-Term Debt in the Notes to Unaudited Consolidated Financial Statements.
2023 Unsecured Senior Notes
In April 2015, the Company issued $300.0 million of 6.5% Unsecured Senior Notes, the 2023 Notes, due in 2023. On May 19, 2020, the Company voluntarily repurchased $4.7 million of its 2023 Notes at a market price below par, plus accrued interest, which were then canceled. During the years ended December 31, 2016 and 2018, we repurchased $19.9 million and $1.9 million, respectively of the 2023 Notes at a market price below par, including accrued interest, and canceled the repurchased notes.
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

As of June 30, 2020, the aggregate principal amount outstanding under the 2023 Notes was $273.4 million and we were in compliance with all of the covenants under the 2023 Notes indenture.
Senior Secured Credit Facility
In April 2015, we entered into a Senior Secured Credit Facility, including a seven-year $275.0 million term loan facility and a five-year $50.0 million Revolving Credit Facility.
Term Loans
In September 2015, we incurred an additional $45.0 million in Term Loans under the Senior Secured Credit Facility. Our Term Loans mature on April 1, 2022. Since our amendment of the Senior Secured Credit Facility on February 8, 2017, the Term Loans incur interest based on an applicable margin of LIBOR plus 300 basis points with a LIBOR floor of 1.0%.
We made an excess free cash flow payment of $9.9 million on June 15, 2020 based on our results of operations for the year ended December 31, 2019. We were not required to make an excess free cash flow payment in 2019. As of June 30, 2020, the balance of the Term Loans was $272.4 million with a current interest rate of 4.0%.
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
On March 17, 2020, the Company borrowed all amounts available, $50.0 million, under the Revolving Credit Facility as a precautionary measure in response to the COVID-19 pandemic and any related uncertainties. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment. As of June 30, 2020 and December 31, 2019, there were no borrowings under the Revolving Credit Facility.
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
As of June 30, 2020, we were in compliance with all of the covenants under the Senior Secured Credit Facility.
Off-Balance Sheet Arrangements
We have no material off-balance sheet arrangements or transactions.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our significant estimates, including those related to determining the fair value of assets and liabilities acquired in a business combination, impairment testing of intangible assets, valuation and impairment testing of long-lived tangible assets, the present value of leasing arrangements, share-based payment expense and the calculation of allowance for doubtful accounts and income taxes. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the Consolidated Financial Statements. Actual results could differ from such estimates, and any such differences may be material to our financial statements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the quarter ended June 30, 2020. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the material weaknesses in internal control over financial reporting noted below that are disclosed in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

•Ineffective Information Technology General Controls - The Company’s information technology general controls over certain key IT systems were not designed properly and did not operate effectively. Specifically: (i) user access controls did not restrict users’ access privileges commensurate with their assigned authority and responsibility; (ii) user access reviews were not performed sufficiently throughout the period related to certain key IT systems.

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

We believe these measures will remediate the control deficiencies, but management is assessing the need for any additional steps to remediate the underlying causes that give rise to these material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. Accordingly, the material weaknesses in our internal control over financial reporting had not been fully remediated as of June 30, 2020.

Notwithstanding the identified material weaknesses, management believes the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our results of operations and cash flows for the three and six months ended June 30, 2020 and our financial condition as of such date, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and six months ended June 30, 2020. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
2020 Annual Meeting of Stockholders

The Company's Annual Meeting of Stockholders (the “2020 Annual Meeting”) will be on August 6, 2020. The record date, time and location of the 2020 Annual Meeting was set forth in the proxy statement for the 2020 Annual Meeting and distributed to stockholders prior to the meeting.

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
Date: August 10, 2020