Form 10-Q
period 2020-09-30
Townsquare Media, Inc.
filed 2020-11-09
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 6, 2020, the registrant had 18,978,195 outstanding shares of common stock consisting of: (i)14,330,220 shares of Class A common stock, par value $0.01 per share; (ii) 3,011,634 shares of Class B common stock, par value $0.01 per share; and (iii) 1,636,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 8,977,676 warrants to purchase Class A common stock outstanding as of that date.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$79,112	$84,667
Accounts receivable, net of allowance of $4,397 and $2,604, respectively	54,235	67,463
Prepaid expenses and other current assets	10,432	9,241
Total current assets	143,779	161,371
Property and equipment, net	112,314	114,142
Intangible assets, net	281,078	388,029
Goodwill	157,947	157,947
Investments	10,975	8,275
Operating lease right-of-use assets	49,185	49,503
Restricted cash	494	494
Other assets	1,395	638
Total assets	$757,167	$880,399
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,292	$14,790
Current portion of long-term debt	—	9,929
Deferred revenue	9,169	8,086
Accrued compensation and benefits	12,038	10,714
Accrued expenses and other current liabilities	14,668	15,358
Operating lease liabilities, current	7,542	7,690
Financing lease liabilities, current	62	17
Accrued interest	10,762	4,558
Liabilities of discontinued operations	33	423
Total current liabilities	67,566	71,565
Long-term debt, less current portion (net of deferred finance costs of $2,718 and $3,840, respectively)	543,079	546,711
Deferred tax liability	944	34,347
Operating lease liability, net of current portion	45,342	44,957
Financing lease liabilities, net of current portion	137	31
Other long-term liabilities	4,354	352
Total liabilities	661,422	697,963
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 14,330,220 and 14,314,092 shares issued and outstanding, respectively	143	143
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,011,634 shares issued and outstanding	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 shares issued and outstanding	17	17
Total common stock	190	190
Additional paid-in capital	369,200	367,540
Accumulated deficit	(276,669)	(188,034)
Non-controlling interest	3,024	2,740
Total stockholders’ equity	95,745	182,436
Total liabilities and stockholders’ equity	$757,167	$880,399
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net revenue	$95,356	$112,561	$262,844	$319,331

Operating costs and expenses:
Direct operating expenses	71,088	77,239	207,046	221,597
Depreciation and amortization	5,248	7,098	15,293	20,091
Corporate expenses	6,764	7,173	20,724	20,280
Stock-based compensation	430	532	1,611	2,068
Transaction costs	384	193	2,624	469
Business realignment costs	472	—	2,639	165
Impairment of intangible and long-lived assets	1,343	—	109,058	231
Net loss on sale and retirement of assets	92	143	80	141
Total operating costs and expenses	85,821	92,378	359,075	265,042
Operating income (loss)	9,535	20,183	(96,231)	54,289
Other expense:
Interest expense, net	7,692	8,524	23,713	25,645
Gain on repurchase of debt	—	—	(1,159)	—
Other expense (income), net	81	108	(653)	178
Income (loss) from continuing operations before income taxes	1,762	11,551	(118,132)	28,466
Provision (benefit) for income taxes	451	3,049	(33,044)	7,729
Net income (loss) from continuing operations	1,311	8,502	(85,088)	20,737
Net loss from discontinued operations, net of income taxes	—	(1,234)	—	(8,112)
Net income (loss)	$1,311	$7,268	$(85,088)	$12,625

Net income (loss) attributable to:
Controlling interests	$795	$6,711	$(86,537)	$11,128
Non-controlling interests	$516	557	$1,449	1,497

Basic income (loss) per share:
Continuing operations attributable to common shares	$0.03	$0.29	$(4.68)	$0.70
Continuing operations attributable to participating shares	$0.03	$0.29	$0.08	$0.70
Discontinued operations attributable to common shares	$—	$(0.04)	$—	$(0.29)
Discontinued operations attributable to participating shares	$—	$(0.04)	$—	$(0.29)

Diluted income (loss) per share:
Continuing operations	$0.03	$0.29	$(4.68)	$0.70
Discontinued operations	$—	$(0.04)	$—	$(0.29)

Weighted average shares outstanding:
Basic attributable to common shares	18,683	18,602	18,627	18,532
Basic attributable to participating shares	8,978	8,978	8,978	8,978
Diluted	27,688	27,581	27,605	27,510

Cash dividend declared per share	$—	$0.075	$0.075	$0.225
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit		Non- Controlling Interest	Total
Balance at January 1, 2020	14,314,092	3,011,634	1,636,341	8,977,676	$190	$367,540	$(188,034)		$2,740	$182,436
Net (loss) income	—	—	—	—	—	—	(60,154)		577	(59,577)
Dividend declared	—	—	—	—	—	—	(2,098)		—	(2,098)
Stock-based compensation	—	—	—	—	—	524	—		—	524
Common stock issued under share-based compensation plan	5,646	—	—	—	—	49	—		—	49
Issuance of restricted stock	10,482	—	—	—	—	—	—		—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2020	14,330,220	3,011,634	1,636,341	8,977,676	$190	$368,113	$(250,286)		$3,316	$121,333
Net (loss) income	—	—	—	—	$—	—	(27,178)		356	(26,822)
Stock-based compensation	—	—	—	—	—	657	—		—	657
Cash distributions to non-controlling interests	—	—	—	—	—	—	—		(1,164)	(1,164)
Balance at June 30, 2020	14,330,220	3,011,634	1,636,341	8,977,676	$190	$368,770	$(277,464)		$2,508	$94,004
Net income	—	—	—	—	—	—	795		516	1,311
Stock-based compensation	—	—	—	—	—	430	—		—	430
Balance at September 30, 2020	14,330,220	3,011,634	1,636,341	8,977,676	$190	$369,200	$(276,669)		$3,024	$95,745

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A		Class B	Class C
	Shares		Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit		Non- Controlling Interest	Total
Balance at January 1, 2019	14,297,066		3,011,634	1,636,341	8,977,676	$190	$365,835	$(111,804)		$1,287	$255,508
Net (loss) income	—		—	—	—	—	—	(5,025)		447	(4,578)
Dividends declared	—		—	—	—	—	—	(2,095)		—	(2,095)
Stock-based compensation	—		—	—	—	—	876	—		—	876
Issuance of restricted stock	16,778		—	—	—	—	—	—		—	—
Cash distributions to noncontrolling interests	—		—	—	—	—	—	—	0	(1,287)	(1,287)
Balance at March 31, 2019	14,313,844		3,011,634	1,636,341	8,977,676	$190	$366,711	$(118,924)		$447	$248,424
Net income	—		—	—	—	—	—	9,442		493	9,935
Dividends declared	—		—	—	—	—	—	(2,095)		—	(2,095)
Stock-based compensation	—		—	—	—	—	673	—		—	673
Sale of non-controlling interest	—		—	—	—	—	(430)	—		1,930	1,500
Cash distributions to noncontrolling interests	—		—	—	—	—	—	—		(13)	(13)
Balance at June 30, 2019	14,313,844		3,011,634	1,636,341	8,977,676	$190	$366,954	$(111,577)		$2,857	$258,424
Net income	—		—	—	—	—	—	6,711		557	7,268
Dividends declared	—		—	—	—	—	—	(2,097)		—	(2,097)
Stock-based compensation	—		—	—	—	—	532	—		—	532
Sale of non-controlling interest	—		—	—	—	—	(44)	—		—	(44)
Cash distributions to noncontrolling interests	—		—	—	—	—	—	—		(1,282)	(1,282)
Balance at September 30, 2019	14,313,844	14313844	3,011,634	1,636,341	8,977,676	$190	$367,442	$(106,963)		$2,132	$262,801

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(85,088)	$12,625
Loss from discontinued operations	—	(8,112)
(Loss) income from continuing operations	(85,088)	20,737
Adjustments to reconcile (loss) income from continuing operations to net cash flows from operating activities:
Depreciation and amortization	15,293	20,091
Amortization of deferred financing costs	1,173	1,036
Net deferred taxes and other	(33,403)	7,729
Provision for doubtful accounts	3,470	1,589
Stock-based compensation expense	1,611	2,068
Gain on repurchase of debt	(1,159)	—
Gain on insurance recoveries	(1,206)	—
Trade activity, net	(6,550)	(8,243)
Write-off of deferred financing costs	79	7
Impairment of intangible and long-lived assets	109,058	231
Net loss on sale of assets	80	141
Other	6	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9,397	(4,609)
Prepaid expenses and other assets	6,813	5,105
Accounts payable	(3,103)	(1)
Accrued expenses	10,391	(12,430)
Accrued interest	6,204	4,517
Other long-term liabilities	(9,228)	(6,147)
Net cash provided by operating activities - continuing operations	23,838	31,821
Net cash used in operating activities - discontinued operations	(390)	(6,418)
Net cash provided by operating activities	23,448	25,403

Cash flows from investing activities:
Purchase of property and equipment	(11,254)	(14,545)
Purchase of investments	(400)	—
Proceeds from insurance recoveries	1,313	—
Payments for acquisitions, net of cash acquired	—	(711)
Proceeds from sale of assets	212	313
Net cash used in investing activities - continuing operations	(10,129)	(14,943)
Net cash provided by investing activities - discontinued operations	—	11,093
Net cash used in investing activities	(10,129)	(3,850)

Cash flows from financing activities:
Repayment of term loans	(9,951)	—
Borrowings under the revolving credit facility	50,000	—
Repayment of borrowings under the revolving credit facility	(50,000)	—
Dividend payments	(4,201)	(6,208)
Repurchase of notes	(3,573)	—
Proceeds from stock options exercised	49	—
Sale of noncontrolling interest	—	1,500
Cash distribution to noncontrolling interests	(1,164)	(2,582)
Deferred financing cost	—	(571)
Repayments of capitalized obligations	(34)	(16)
Net cash used in financing activities	(18,874)	(7,877)

Cash and cash equivalents and restricted cash:
Net (decrease) increase in cash and cash equivalents and restricted cash	(5,555)	13,676
Beginning of period	85,161	61,396
End of period	$79,606	$75,072
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$16,780	$20,916
Income taxes	1,311	715

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$22	$2,153
Investments acquired in exchange for advertising	2,300	2,000
Accrued capital expenditures	826	977
Deferred payment for software licenses	853	—

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,236	$8,825
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$9,416	$4,509

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$79,112	$74,189
Restricted cash	494	883
	$79,606	$75,072
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation
Description of the Business
    Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the U.S. Our assets include 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 21,900 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), and numerous local live events each year. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic local and regional events such as WYRK's Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.
    The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there continues to be uncertainty as to timing of stabilization and recovery. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen. The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients. Declines in forecasted traditional broadcast revenue in the markets we operate in contributed to further impairments to the carrying values of our FCC license intangible assets during the three months ended March 31, 2020. The Company realized an additional impairment charge during the three months ended June 30, 2020, primarily driven by changes in assumptions utilized in determining the discount rate applied in the valuation of our FCC licenses due to increases in the weighted average cost of capital as a direct result of the impact of the COVID-19 pandemic on market and economic conditions and the corresponding impacts to our risk premium. Additionally, the Company has canceled nearly all scheduled live events beginning in March 2020.
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
    During the three months ended September 30, 2020, we experienced some recovery in advertising revenues from the declines that were observed during the end of the first quarter and into the second quarter of 2020, however it remained materially below the levels we experienced in the same period of 2019. The full extent of the COVID-19 pandemic impact will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the continued effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), further actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others. At the time of this filing, several U.S. states are experiencing an increase in COVID-19 cases, which creates further uncertainty as to the future extent of the effects of the pandemic.
Basis of Presentation
    The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three and nine months ended September 30, 2020 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2020. The Consolidated Balance Sheet as of December 31, 2019 is derived from the audited Consolidated Financial Statements at that date. Results of operations for the three and nine months ended September 30, 2019, as presented herein, reflect the restatement of these periods that were included in the 2019 Annual Report on Form 10-K.
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
Note 3. Revenue Recognition
    The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Advertising	Townsquare Interactive	Live Events	Total	Advertising	Townsquare Interactive	Live Events	Total
Net Revenue (ex Political)	$72,659	$18,181	$66	$90,906	$92,458	$15,880	$3,595	$111,933
Political	4,450	—	—	4,450	628	—	—	628
Net Revenue	$77,109	$18,181	$66	$95,356	$93,086	$15,880	$3,595	$112,561

    The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Advertising	Townsquare Interactive	Live Events	Total	Advertising	Townsquare Interactive	Live Events	Total
Net Revenue (ex Political)	$202,116	$51,595	$2,469	$256,180	$257,452	$45,376	$15,071	$317,899
Political	6,664	—	—	6,664	1,432	—	—	1,432
Net Revenue	$208,780	$51,595	$2,469	$262,844	$258,884	$45,376	$15,071	$319,331

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
    Our net revenue varies throughout the year. Historically our first calendar quarter produces the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays. However, due to the COVID-19 pandemic, the seasonality of our net revenue has been materially impacted and to date, our second quarter has produced our lowest net revenue for 2020. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.
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
Our advertising contracts are short-term (less than one year) and payment terms are generally net 30-60 days for local customer contracts and net 60-90 days for national agency customer contracts. Our billing practice is to invoice customers on a monthly basis for services delivered to date (representing the right to invoice). Our contractual arrangements do not include rights of return and do not include any significant judgments by nature of the products and services.
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
    No impairment losses have arisen from any contracts with customers during the three and nine months ended September 30, 2020 and 2019.
    The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2020	December 31, 2019
Receivables	$54,235	$67,463
Short-term contract liabilities (deferred revenue)	$9,169	$8,086
Contract Acquisition Costs	$4,704	$4,037

	September 30, 2019	December 31, 2018
Receivables	$67,235	$62,599
Short-term contract liabilities (deferred revenue)	$7,508	$7,922
Contract Acquisition Costs	$4,043	$2,970
    We receive payments from customers based upon contractual billing schedules; accounts receivable are recognized when the right to consideration becomes unconditional. Contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days. The term between invoicing and when payment is due is not significant. The Company recorded $1.2 million and $3.5 million in bad debt expense during the three and nine months ended September 30, 2020, respectively. The Company recorded $0.6 million and $1.6 million in bad debt expense during the three and nine months ended September 30, 2019.
    We record contract liabilities as deferred revenue in the accompanying consolidated balance sheets when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of September 30, 2020, and December 31, 2019, the balance in the contract liabilities was $9.2 million and $8.1 million, respectively. The increase in the contract liabilities balance at September 30, 2020 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $0.2 million and $6.6 million of recognized revenue for the three and nine months ended September 30, 2020, respectively. As of September 30, 2019, and December 31, 2018, the balance in the contract liabilities was $7.5 million and $7.9 million, respectively. The decrease in the contract liabilities balance at September 30, 2019 is primarily driven by $0.3 million and $7.3 million of recognized revenue for the three and nine months ended September 30, 2019, respectively, offset by cash payments received or due in advance of satisfying our performance obligations. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and nine months ended September 30, 2020.

    We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within direct operating expenses. Capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. For contracts with a duration of less than one year, we expense these costs when incurred. Deferred commissions are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of September 30, 2020 and December 31, 2019, we had a balance of $4.7 million and $4.0 million, respectively, in deferred costs and recognized $1.0 million and $2.7 million of amortization for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, we recognized $0.4 million and $1.4 million of amortization, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and nine months ended September 30, 2020 and 2019, respectively.
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

Divestitures & Discontinued Operations

    During the first quarter of 2019, management concluded that the Company should exit its music festivals business, which consisted of four multi-day music festivals (the "Music Festivals"). On May 24, 2019, the Company closed on the sale of its Music Festivals to a subsidiary of Live Nation for $10.0 million. As part of the transaction, it was mutually agreed upon that the Company would operate the 2019 Music Festivals under a production services agreement for a pre-determined share of "Net Profits" as defined in the agreement. During the first quarter of 2019, a $10.0 million impairment charge against the assets of the disposal group was recorded as a component of discontinued operations. The Company recorded a net gain on the disposal of the Music Festivals of $0.2 million and $0.6 million, which is in net income (loss) from discontinued operations, net of income taxes in the Company's Consolidated Statement of Operations for the three and nine months ended September 30, 2019, respectively.

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

    The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable	$1	$31
Accrued expenses and other current liabilities	32	392
Current liabilities of discontinued operations(1)	33	423
(1) The current liabilities of discontinued operations includes certain costs associated with the Music Festivals business which will be paid during the quarter ending December 31, 2020 and primarily relate to employee costs.

    The following table shows the components of operations that are related to discontinued operations in the Company's Consolidated Statement of Operations (in thousands) for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Net revenue	$6,849	$20,368

Discontinued operating costs and expenses:
Direct operating expenses	8,181	22,970
Depreciation and amortization	—	207
Stock-based compensation	(111)	(99)
Transaction costs	228	238
Impairment of long lived and intangible assets	—	9,814
Net gain on sale and retirement of assets	(98)	(2,045)
Loss from discontinued operations before income taxes	(1,351)	(10,717)
Benefit for income taxes	(117)	(2,605)
Net loss from discontinued operations, net of income taxes	$(1,234)	$(8,112)
Note 5. Property and Equipment, net
    Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Land and improvements	$21,512	$21,423
Buildings and leasehold improvements	53,521	51,025
Broadcast equipment	89,123	86,910
Computer and office equipment	20,194	18,432
Furniture and fixtures	21,401	20,799
Transportation equipment	19,697	18,574
Software development costs	29,671	25,999
Total property and equipment, gross	255,119	243,162
Less accumulated depreciation and amortization	(142,805)	(129,020)
Total property and equipment, net	$112,314	$114,142
    Depreciation and amortization expense for property and equipment was $5.0 million and $6.9 million for the three months ended September 30, 2020 and 2019, respectively and $14.6 million and $19.4 million for the nine months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020, the Company recorded $0.6 in non-cash impairment charges related to the disposal of certain long-lived assets utilized in the Live Events business. During the nine months ended September 30, 2020, the Company recorded $1.2 million in total non-cash impairment charges related to long-lived assets within the San Angelo, TX market and the Live Events business. There were no impairment charges related to long-lived assets for the three months ended September 30, 2019 and $0.1 million in impairment charges related to long-lived assets for the nine months ended September 30, 2019. The Company had no material right of use assets related to its finance leases as of September 30, 2020 and December 31, 2019.
Note 6. Lease Commitments

Our lease agreements are primarily for facilities, land, radio towers and other equipment used in our operations and contain renewal options through 2088 and escalating rent provisions and/or cost of living adjustments. The majority of our leases are operating leases; although, we have several finance leases for equipment as the lease term represents a significant portion of the useful life.

During the quarter ended September 30, 2020, the Company recognized a $0.7 million impairment charge to operating lease right-of-use assets for a facility in Princeton, NJ in connection with consolidating operations within the market.
Note 7. Goodwill and Other Intangible Assets
Indefinite-lived assets consist of FCC broadcast licenses and goodwill. For goodwill impairment testing, the Company has selected December 31st as the annual testing date. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and its impact on each of the reporting units. As a result, the Company performed a quantitative impairment assessment as of March 31, 2020 for each of its reporting units. Based upon such assessment, the Company determined that the fair value of the following reporting units exceeded their respective carrying amounts as of March 31, 2020. The fair values of our National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 58%, 171%, 520%, 216% and 145%, respectively. The local advertising businesses reporting unit had no goodwill following the December 31, 2019 $69.0 million non-cash goodwill impairment charge.
    The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of March 31, 2020 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of September 30, 2020.
There were no changes in the carrying value of the Company's goodwill during the nine months ended September 30, 2020.
    The following table represents goodwill by segment (in thousands):

	Advertising	Townsquare Interactive	Live Events	Total
Balance at September 30, 2020	$76,964	77,000	3,983	$157,947
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
    The key assumptions used in applying the direct valuation method are summarized as follows:

	March 31, 2020
Discount Rate	11.0%
	Low	High
Long-term Revenue Growth Rate	(2.2)%	6.0%
Mature Market Share*	13.3%	100.0%
Operating Profit Margin	(19.4)%	55.5%
Mature Market Profit Margin	19.8%	50.5%

	June 30, 2020
Discount Rate	11.4%
	Low	High
Long-term Revenue Growth Rate	(2.2)%	6.0%
Mature Market Share*	13.3%	100.0%
Operating Profit Margin	(19.4)%	55.5%
Mature Market Profit Margin	19.8%	50.5%

* Excludes markets that Company results and forecasts were inputs into the valuation due to lack of reliable third party data. Excluding these markets, the highest mature market share was 75%.

Based on the results of the impairment assessment of our FCC licenses as of June 30, 2020 and March 31, 2020, we incurred an impairment charge of $28.7 million and $78.4 million, respectively, for FCC licenses in 35 and 46, respectively, of our 67 local markets for the three months ended June 30, 2020 and March 31, 2020, respectively. The impairment charge realized during the three months ended June 30, 2020 was primarily driven by changes in the market data utilized in determining the discount rate applied in the valuation of our FCC licenses which drove an increase in the weighted average cost of capital. The changes in data were driven by an increase in market volatility and industry bond yields, a direct result of the impact of the COVID-19 pandemic on market and economic conditions. The impairment charge realized during the three months ended March 31, 2020 was primarily due to declines in forecasted traditional broadcast revenue in the markets we operate in as a result of the COVID-19 pandemic.
At September 30, 2020, the Company considered whether any events have occurred or circumstances have changed from the quantitative analysis performed as of June 30, 2020 that would indicate further declines in the fair values of our FCC licenses. Our analysis included updates to the calculation of the weighted average cost of capital and the consideration of changes in the radio broadcast markets where our FCC licenses are utilized. Based on such analysis, the Company determined that there have been no indicators that our FCC licenses may be further impaired as of September 30, 2020.
Charges related to the impairment of the Company’s FCC licenses are included in Advertising segment results.
    Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital would cause the estimated fair values of our FCC licenses to decrease by $37.1 million as of September 30, 2020, which would have resulted in an additional impairment charge for the three and nine months ended September 30, 2020. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences further actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

    The following tables present details of intangible assets as of September 30, 2020 and December 31, 2019, respectively (in thousands):

	September 30, 2020
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$276,652	$—	$276,652
Customer and advertising relationships	3	6,540	(4,630)	1,910
Leasehold interests	11	1,085	(963)	122
Tower space	3	454	(438)	16
Trademarks	10	2,761	(1,173)	1,588
Software licenses	3	853	(63)	790
Total		$288,345	$(7,267)	$281,078

	December 31, 2019
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$383,738	—	$383,738
Customer and advertising relationships	3	6,540	(4,139)	2,401
Leasehold interests	12	1,085	(940)	145
Tower space	4	454	(433)	21
Trademarks	10	2,761	(1,045)	1,716
Other intangibles	0.1	160	(152)	8
Total		$394,738	$(6,709)	$388,029
Amortization expense for definite-lived intangible assets was $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively and $0.7 for each of the nine months ended September 30, 2020 and 2019, respectively.
    Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2020 is as follows (in thousands):

2020 (remainder)	$279
2021	1,115
2022	1,113
2023	848
2024	179
Thereafter	892
$4,426

Note 8. Investments
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
    During the nine months ended September 30, 2020, the Company made certain investments in three small businesses totaling $2.3 million and an additional $0.4 million investment in an existing investee. There were no impairment charges or fair value adjustments recorded for the three or nine months ended September 30, 2020 and 2019, respectively.
Note 9. Long-Term Debt
    Total debt outstanding is summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
2023 Notes (1)	$273,416	$278,148
Term Loans (2)	272,381	282,332
Revolver (3)	—	—
Debt before deferred financing costs	545,797	560,480
Deferred financing costs	(2,718)	(3,840)
Total Debt	543,079	556,640
Less: current portion of long-term debt (4)	—	(9,929)
Total long-term debt	$543,079	$546,711
(1) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K for details regarding the $300.0 million of 6.5% Unsecured Senior Notes due in 2023 (the “2023 Notes”).
(2) See Note 10, "Long-Term Debt," to the Consolidated Financial Statements in the 2019 Annual Report on Form 10-K for details regarding the $320.0 million term loan facility (the “Term Loans”), net of issuance discount of $2.1 million, that matures in 2022.
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
    As of September 30, 2020, the interest rate on the Term Loans was 4.0%, based on the current LIBOR rate, a LIBOR floor of 1.0% and an applicable margin of 300 basis points. The Revolving Credit Facility has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points.
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
    The Company was in compliance with its covenants under the 2023 Notes indenture and Senior Secured Credit Facility as of September 30, 2020.
    As of September 30, 2020, based on available market information, the estimated fair value of the 2023 Notes and the Term Loans were $250.5 million, and $257.4 million, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).
    Annual maturities of the Company's long-term debt as of September 30, 2020 are as follows (in thousands):

2020 (remainder)	$—
2021	—
2022	272,381
2023	273,416
2024	—
Thereafter	—
$545,797
Note 10. Income Taxes
    The Company's effective tax rate for the three months ended September 30, 2020 and 2019 was approximately 25.6% and 26.4%, respectively. The Company's effective tax rate for the nine months ended September 30, 2020 and 2019 was approximately 28.0% and 27.2%, respectively. The effective tax rate may vary significantly from period to period, and can be influenced by many factors.  These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets.

Note 11. Stockholders' Equity
    The table below presents a summary, as of September 30, 2020, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	14,330,220	One vote per share.
Class B common stock	$0.01	50,000,000	3,011,634	Ten votes per share.[2]
Class C common stock	$0.01	50,000,000	1,636,341	No votes.[2]
Warrants			8,977,676	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $898.[3]
Total		400,000,000	27,955,871
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
    The foregoing share totals include 295,545 shares of restricted Class A common stock, subject to vesting terms, but exclude 4,601,239 of Class A common stock and 4,550,991 of Class B common stock issuable upon exercise of stock options which have an exercise price between $4.79 and $9.63 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

Note 12. Net Income (Loss) Per Share
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
    The following table sets forth the computations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Numerator:
Net income (loss)	$1,311	$7,268	$(85,088)	$12,625
Net income from non-controlling interest	516	557	1,449	1,497
Net income (loss) attributable to controlling interest	795	6,711	(86,537)	11,128

Net income (loss) from continuing operations	1,311	8,502	(85,088)	20,737
Net income from continuing operations attributable to non-controlling interest	516	557	1,449	1,497
Net income (loss) from continuing operations attributable to controlling interest	$795	$7,945	$(86,537)	$19,240
Net loss from discontinued operations, net of income taxes	$—	$(1,234)	$—	$(8,112)

Denominator:
Weighted average shares of common stock outstanding	18,683	18,602	18,627	18,532
Weighted average shares of participating securities outstanding	8,978	8,978	8,978	8,978
Total weighted average basic shares outstanding	27,661	27,580	27,605	27,510
Effect of dilutive common stock equivalents	27	1	—	—
Weighted average diluted common shares outstanding	27,688	27,581	27,605	27,510

Basic income (loss) per share:
Continuing operations attributable to common shares	$0.03	$0.29	$(4.68)	$0.70
Continuing operations attributable to participating shares	$0.03	$0.29	$0.08	$0.70
Discontinued operations attributable to common shares	$—	$(0.04)	$—	$(0.29)
Discontinued operations attributable to participating shares	$—	$(0.04)	$—	$(0.29)

Diluted income (loss) per share:
Continuing operations	$0.03	$0.29	$(4.68)	$0.70
Discontinued operations	$—	$(0.04)	$—	$(0.29)

    The Company had the following dilutive securities that were not included in the computation of diluted net income (loss) per share as they were considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	9,152	8,918	9,152	9,444
Restricted Stock	210	318	296	331
Note 13. Segment Reporting

    Operating segments are organized internally by type of products and services provided.  On January 2, 2019, the Company announced that its Co-CEO Bill Wilson would become the Company’s sole CEO.  As a result of this organization change, Mr. Wilson also became the Company’s Chief Operating Decision Maker (“CODM”).  Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company has identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events.  The Company has concluded that each of these operating segments shall be presented separately. The Company operates in one geographic area. The Company's assets and liabilities are managed within the small and mid-sized markets across the United States where the Company conducts its business and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's CEO or included in these Consolidated Financial Statements. Intangible assets consist principally of FCC broadcast licenses and other definite-lived intangible assets and primarily support the Company’s Advertising segment. For further information see Note 7, Goodwill and Other Intangible Assets. The Company does not have any material inter-segment sales.
    The Company's management evaluates segment operating income, which excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, and primarily includes expenses related to corporate stewardship and administration activities, transaction related costs and non-cash impairment charges.
    The following table presents the Company's reportable segment results for the three months ended September 30, 2020 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$77,109	$18,181	$66	$—	$95,356
Direct operating expenses	58,235	12,694	159	—	71,088
Depreciation and amortization	3,856	131	128	1,133	5,248
Corporate expenses	—	—	—	6,764	6,764
Stock-based compensation	37	16	2	375	430
Transaction costs	—	—	—	384	384
Business realignment costs	—	—	284	188	472
Impairment of intangible and long-lived assets	768	—	575	—	1,343
Net loss on sale and retirement of assets	—	—	—	92	92
Operating income (loss)	$14,213	$5,340	$(1,082)	$(8,936)	$9,535

    The following table presents the Company's reportable segment results for the three months ended September 30, 2019 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$93,086	$15,880	$3,595	$—	$112,561
Direct operating expenses	63,048	10,882	3,309	—	77,239
Depreciation and amortization	3,470	129	133	3,366	7,098
Corporate expenses	—	—	—	7,173	7,173
Stock-based compensation	36	24	2	470	532
Transaction costs	—	—	—	193	193
Net loss on sale and retirement of assets	—	—	—	143	143
Operating income (loss)	$26,532	$4,845	$151	$(11,345)	$20,183

    The following table presents the Company's reportable segment results for the nine months ended September 30, 2020 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$208,780	$51,595	$2,469	$—	$262,844
Direct operating expenses	168,527	36,414	2,105	—	207,046
Depreciation and amortization	10,740	398	393	3,762	15,293
Corporate expenses	—	—	—	20,724	20,724
Stock-based compensation	116	63	7	1,425	1,611
Transaction costs	—	—	—	2,624	2,624
Business realignment costs	—	—	284	2,355	2,639
Impairment of intangible and long-lived assets	108,483	—	575	—	109,058
Net loss on sale and retirement of assets	—	—	—	80	80
Operating (loss) income	$(79,086)	$14,720	$(895)	$(30,970)	$(96,231)

The following table presents the Company's reportable segment results for the nine months ended September 30, 2019 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$258,884	$45,376	$15,071	$—	$319,331
Direct operating expenses	178,697	30,983	11,917	—	221,597
Depreciation and amortization	10,018	375	411	9,287	20,091
Corporate expenses	—	—	—	20,280	20,280
Stock-based compensation	169	83	27	1,789	2,068
Transaction costs	—	—	—	469	469
Business realignment costs	161	—	—	4	165
Impairment of intangible and long-lived assets	231	—	—	—	231
Net loss on sale and retirement of assets	—	—	—	141	141
Operating income (loss)	$69,608	$13,935	$2,716	$(31,970)	$54,289

Note 14. Related Party Transactions

    The Company has a strategic partnership and services agreement with a venture studio affiliated with the two of its directors. Under the agreement, the Company provides certain professional and administrative services including, accounting and human resources support, business development, engineering and consulting services for a monthly service fee of $15,000, and reimbursement of any direct expenses, as applicable. This monthly service fee is subject to a reduction based on the level of services being provided. During each of the three months ended September 30, 2020 and 2019, the Company received payments in the aggregate of approximately $0.01 million and $0.05 million, respectively related to services provided under the terms of the agreement. For the nine months ended September 30, 2020 and 2019, the Company received payments in the aggregate of approximately $0.1 million and $0.1 million, respectively related to services provided under the terms of the agreement.

Note 15. Subsequent Events
    On May 22, 2020, the Company entered into an Asset Purchase Agreement to acquire certain assets and liabilities related to a radio broadcast station in the Duluth, Minnesota market for $0.4 million. The acquisition closed on October 9, 2020 and consideration was paid with cash on hand.

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
Note About Forward-Looking Statements
    This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States, or in the specific markets in which we currently do business, including as a result of the COVID-19 pandemic, the impact of the COVID-19 pandemic (the extent of which will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic and financial market effects of the pandemic, the containment measures and the pace of the economic and financial market recovery), any civil unrest, violence or continuing uncertainty in connection with the 2020 election cycle, the impact of several material weaknesses in internal control over financial reporting that have been identified, which has resulted in the restatement of certain of our Consolidated Financial Statements and has created additional risks and uncertainties, including limiting our access to certain capital markets activities and increasing litigation risk; industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, including the COVID-19 pandemic, our ability to develop and maintain digital technologies and hire and retain technical and sales talent, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2019 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. The forward-looking statements included in this report are made only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.
Format of Presentation
    Townsquare is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States. We own and operate 321 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 21,900 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), an e-commerce offering, and numerous local live events each year. Many of our radio stations are considered market leaders and we also participate in the digital, mobile, video and social media arenas. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, we create, promote and produce a diverse range of live events, including, concerts, expositions and other experiential events within and beyond our radio markets.
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
Seasonality
    Our net revenue varies throughout the year. Historically, our first calendar quarter produces the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays. However, due to the COVID-19 pandemic, the seasonality of our net revenue has been materially impacted and to date, our second quarter has produced our lowest net revenue for 2020. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.

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
The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen. Our operations had performed strongly in the first two months of 2020 before the effects of COVID-19 began to impact our operations in early March 2020. While the COVID-19 pandemic did not have a material effect on our net revenue and expenses during the first quarter, the challenges that COVID-19 created for advertisers and consumers has materially and adversely impacted our net revenues since mid-March. In particular, our clients canceled a significant amount of advertising, and we experienced a material decline in the purchase of new advertising by our clients, as compared to the same period in the prior year. In addition, we have canceled a large number of our live events. While our Advertising revenue and Live Events revenue have significantly declined, Townsquare Interactive has continued its revenue growth. Political advertising in 2020 is expected to remain consistent with our expectations, and revenue is expected to be weighted to the second half of the year.
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
The Company also instituted immediate actions to address the potential impact to its consolidated financial position, consolidated results of operations, and liquidity, including significantly reducing our non-essential capital expenditures and reducing our workforce through the termination or layoff of approximately 135 full-time employees. We instituted wage reduction efforts, such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan and the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security (“CARES Act”). Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our first quarter dividend of $2.1 million on May 15, 2020.
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
    Starting in late March, the majority of our employees began working remotely, with the exception of much of our on-air broadcast staff, whom remained in studio as our business is considered essential. Beginning in May 2020, the Company began opening offices when restrictions were lifted in each of the states and counties within which the Company operates and as of the third quarter of 2020, most of the Company’s radio station employees have returned to work in the office, while most of its digital and TSI employees continue to work from home. Due to the nature of the Company’s products and services, remote operations have not had a material impact on results to date. We have implemented health and safety policies in accordance with applicable law, which include routine disinfection of all surfaces, limited and restricted use of common areas, the wearing of masks and provision of hand sanitizer and gloves and social distancing measures employed while in our office spaces. The implementation of these measures has not had a substantial impact on our operational performance to date.
    The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, and the impact on our clients, employees and the markets in which we operate, all of which are uncertain and cannot be predicted. As a result of the pandemic, there is a reasonable possibility that actual results could differ from estimates and such differences could be material to the financial position and results of operations, specifically impairment testing of intangible assets, valuation and impairment testing of long-lived tangible assets, the present value of leasing arrangements and the Company’s calculation of allowance for doubtful accounts. At this point, the full extent to which the pandemic will impact our financial condition or results of operations is uncertain, but it has been and may continue to be material.

Highlights of Our Financial Performance
    Certain key financial developments in our business for the three months ended September 30, 2020, as compared to the same period in 2019 are summarized below:
•Net revenue for the three months ended September 30, 2020 as compared to the same period in 2019, decreased $17.2 million, or 15.3%, primarily driven by a $16.0 million decline in our Advertising net revenue as a result of declines in the purchase of new advertising by our clients, primarily as a result of the COVID-19 pandemic, and a decrease of $3.5 million in our Live Events net revenue as a result of the cancellation of a number of live events also due to the COVID-19 pandemic, partially offset by an increase of $2.3 million in our Townsquare Interactive net revenue as a result of additional subscribers.
•Excluding revenue related to political advertising of $4.5 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, net revenue for the three months ended September 30, 2020 as compared to the same period in 2019 decreased $21.0 million, or 18.8% to $90.9 million and Advertising net revenue decreased $19.8 million, or 21.4%, to $72.7 million.
•Operating income decreased $10.6 million from $20.2 million for the three months ended September 30, 2019 to $9.5 million for the three months ended September 30, 2020. Operating income for the three months ended September 30, 2020 was impacted by the $17.2 million decrease in net revenue as compared to same period in the prior year, partially offset by a decrease of $6.2 million in direct operating expenses due to lower compensation, declines in live event expenses due to cancellations, and a decrease of $1.9 million in the amortization of capitalized software development costs. Our Advertising segment reported operating income of $14.2 million which represents a decrease of $12.3 million as compared to $26.5 million for the three months ended September 30, 2019, primarily due to the decrease in net revenue of $16.0 million as discussed above, partially offset by a decrease in direct operating expenses of $4.8 million, primarily due to lower compensation costs. Townsquare Interactive’s operating income for the three months ended September 30, 2020 was $5.3 million, an increase of $0.5 million from the same period in 2019, primarily due to growth in net subscribers. Our Live Events segment reported an operating loss of $1.1 million, as compared operating income of $0.2 million for the three months ended September 30, 2019, a decrease of $1.2 million due to the cancellation of events.
    Certain key financial developments in our business for the nine months ended September 30, 2020, as compared to the same period in 2019 are summarized below. We use the term 'pro forma' in this section to refer to results that exclude the Arizona Bridal Show divestment as if it had been completed on January 1, 2019:
•Net revenue for the nine months ended September 30, 2020 as compared to the same period in 2019, decreased $56.5 million, or 17.7%, primarily driven by a decrease of $50.1 million in our Advertising net revenue as a result of advertising cancellations and declines in the purchase of new advertising and a $12.6 million decline in our Live Events net revenue as a result of the cancellation of live events, both primarily due to the COVID-19 pandemic, partially offset by an increase of $6.2 million in our Townsquare Interactive net revenue due to additional net subscribers, as compared to the same period in 2019.

•Excluding revenue related to political advertising of $6.7 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively, net revenue for the nine months ended September 30, 2020 as compared to the same period in 2019 decreased $61.7 million, or 19.4%.
•Pro forma net revenue for the nine months ended September 30, 2020 decreased $55.8 million, or 17.5% to $262.8 million as compared to $318.6 million in the same period last year. Pro forma Advertising net revenue decreased $50.1 million, or 19.4%, to $208.8 million, pro forma Townsquare Interactive net revenue increased $6.2 million, or 13.7%, to $51.6 million, and pro forma Live Events net revenue decreased $11.9 million, or 82.8%, to $2.5 million each as compared to the same period last year. Excluding political revenue, pro forma net revenue decreased $61.0 million, or 19.2%, to $256.2 million, and pro forma Advertising net revenue decreased $55.3 million, or 21.5%, to $202.1 million.
•Operating loss increased $150.5 million as compared to operating income of $54.3 million for the nine months ended September 30, 2019 to an operating loss of $96.2 million for the nine months ended September 30, 2020. Operating loss for the nine months ended September 30, 2020 was impacted by a decrease of $56.5 million in net revenue as discussed above; total impairment charges of $109.1 million; an increase in transaction costs of $2.2 million, primarily due to fees incurred related to the amendment of our $320.0 million term loan facility (the “Term Loans”); an increase of $2.5 million in business realignment cost compared to the same period in 2019 due to the COVID-19 related reduction in workforce; partially offset by a decrease in direct operating expenses of $14.6 million and a decrease of $4.8 million in depreciation and amortization expense. Our Advertising segment reported an operating loss of $79.1 million which represents a decrease of $148.7 million from the nine months ended September 30, 2019, due to a $50.1 million decrease in net revenue as discussed above and FCC license impairment charges of $108.5 million, partially offset by a decrease in direct operating expenses of $10.2 million. Our Live Events segment reported an operating loss of $0.9 million, a decrease of $3.6 million from the nine months ended September 30, 2019 as a result of the cancellation of events. Townsquare Interactive’s operating income for the nine months ended September 30, 2020 was $14.7 million, an increase of $0.8 million from the same period in 2019.
•Cash and cash equivalents decreased to $79.1 million from $84.7 million as of September 30, 2020 and December 31, 2019, respectively.

Consolidated Results of Operations
Three months ended September 30, 2020 compared to three months ended September 30, 2019
    The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended September 30,
Statement of Operations Data:	2020	2019	$ Change	% Change
Net revenue	$95,356	$112,561	$(17,205)	(15.3)%

Direct operating expenses	71,088	77,239	(6,151)	(8.0)%
Depreciation and amortization	5,248	7,098	(1,850)	(26.1)%
Corporate expenses	6,764	7,173	(409)	(5.7)%
Stock-based compensation	430	532	(102)	(19.2)%
Transaction costs	384	193	191	99.0%
Business realignment costs	472	—	472	**
Impairment of intangible and long-lived assets	1,343	—	1,343	**
Net loss on sale and retirement of assets	92	143	(51)	(35.7)%
Total operating costs and expenses	85,821	92,378	(6,557)	(7.1)%
Operating income	9,535	20,183	(10,648)	(52.8)%
Other expense:
Interest expense, net	7,692	8,524	(832)	(9.8)%
Other expense, net	81	108	(27)	(25.0)%
Income from continuing operations before income taxes	1,762	11,551	(9,789)	(84.7)%
Provision for income taxes	451	3,049	(2,598)	(85.2)%
Net income from continuing operations	1,311	8,502	(7,191)	(84.6)%
Net loss from discontinued operations, net of income taxes	—	(1,234)	1,234	**
Net income	$1,311	$7,268	$(5,957)	(82.0)%
** not meaningful
Segment Results
    The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended September 30, 2020 and 2019 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended September 30,				Three Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Advertising	$77,109	$93,086	$(15,977)	(17.2)%	58,235	$63,048	$(4,813)	(7.6)%
Townsquare Interactive	18,181	15,880	2,301	14.5%	12,694	10,882	1,812	16.7%
Live Events	66	3,595	(3,529)	(98.2)%	159	3,309	(3,150)	(95.2)%
Total	$95,356	$112,561	$(17,205)	(15.3)%	$71,088	$77,239	$(6,151)	(8.0)%
Net Revenue

    Net revenue for the three months ended September 30, 2020 decreased $17.2 million, or 15.3%, as compared to the same period in 2019. Our Advertising net revenue for the three months ended September 30, 2020 decreased $16.0 million, or 17.2%, as compared to the same period in 2019, as a result of advertising cancellations and a material decline in the purchase of new advertising by our clients primarily due to the impact of the COVID-19 pandemic. Our Live Events segment revenue decreased $3.5 million, or 98.2%, in the three months ended September 30, 2020, as compared to the same period in 2019 driven by the cancellation of events as a result of the COVID-19 pandemic. Our Townsquare Interactive net revenue for the three months ended September 30, 2020 increased $2.3 million, or 14.5%, as compared to the same period in 2019 primarily due to the addition of net subscribers, including approximately 1,150 additional net subscribers during the third quarter of 2020.
Direct Operating Expenses
    Direct operating expenses for the three months ended September 30, 2020 decreased by $6.2 million, or 8.0%, as compared to the same period in 2019. Our Advertising direct operating expenses for the three months ended September 30, 2020 decreased $4.8 million, or 7.6%, as compared to the same period in 2019. This decrease was primarily driven by lower compensation as a result of lower commissions and certain wage reduction efforts implemented as part of our COVID-19 response, which were partially offset by higher operating expenses due to the COVID-19 pandemic. Our Live Events direct operating expenses for the three months ended September 30, 2020 decreased $3.2 million, or 95.2%, as compared to the same period in 2019. The decrease was primarily driven by the cancellation of live events as a result of the COVID-19 pandemic. Our Townsquare Interactive direct operating expenses for the three months ended September 30, 2020 increased $1.8 million, or 16.7%, as compared to the same period in 2019. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth.
Depreciation and Amortization
Depreciation and amortization expense for the three months ended September 30, 2020 decreased $1.9 million, or 26.1%, as compared to the same period in 2019, primarily related to lower amortization of capitalized software development costs due to the significance of a project that was launched at the end of 2018 to support our digital platform, the costs for which were amortized in 2019.
Corporate Expenses
    Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended September 30, 2020 decreased $0.4 million, or 5.7%, as compared to the same period in 2019.
Stock-based Compensation
    Stock-based compensation expense for the three months ended September 30, 2020 declined $0.1 million, or 19.2%, due to forfeitures in 2020.
Transaction Costs
    Transaction costs for the three months ended September 30, 2020 increased $0.2 million, as compared to the same period in 2019 due to fees related to the acquisition of a radio station which closed in early October 2020.
Business Realignment Costs
    Business realignment costs of $0.5 million for the three months ended September 30, 2020 primarily include employee-related costs incurred as a result of headcount reductions in response to the COVID-19 pandemic.
Impairment of Intangible and Long-Lived Assets
    Impairment charges pertaining to long-lived assets for the three months ended September 30, 2020 were $1.3 million, as compared to no impairment charges to long-lived assets in the same period in 2019, primarily driven by impairment of operating lease right-of-use assets in our Princeton, NJ market due to the consolidation of office space as well as the disposal of certain long-lived assets utilized in the Live Events business.

Other Expense

The primary component of other expense in the three months ended September 30, 2020 and 2019 is interest expense, net. The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020	2019

Unsecured Senior Notes	$4,443	$4,520
Term Loans	2,877	3,879
Capital leases and other	5	23
Deferred financing costs and discounts	414	397
Interest income	(47)	(295)
Interest expense, net	$7,692	$8,524
    On May 19, 2020, the Company voluntarily repurchased $4.7 million of its 6.5% Unsecured Senior Notes (the “2023 Notes”) at a market price below par, plus accrued interest, which were then canceled, recognizing a net gain of $1.2 million, included as a component of other expense for the three months ended September 30, 2020.
Provision for income taxes
    We recognized a provision for income taxes of $0.5 million for the three months ended September 30, 2020. Our effective tax rate for the period was approximately 25.6%. Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21.0%, primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets.
Net loss from discontinued operations, net of tax
    Net loss from discontinued operations, net of tax includes both the results of operations for the music festival business, as well as the gain or loss recognized upon its ultimate sale. The components of net loss from discontinued operations, net of tax for the three months ended September 30, 2019 relate to the results of operations of this business.

Consolidated Results of Operations
Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
    The following table summarizes our historical consolidated results of operations:

($ in thousands)	Nine Months Ended September 30,
Statement of Operations Data:	2020	2019	$ Change	% Change
Net revenue	$262,844	$319,331	$(56,487)	(17.7)%

Direct operating expenses	207,046	221,597	(14,551)	(6.6)%
Depreciation and amortization	15,293	20,091	(4,798)	(23.9)%
Corporate expenses	20,724	20,280	444	2.2%
Stock-based compensation	1,611	2,068	(457)	(22.1)%
Transaction costs	2,624	469	2,155	**
Business realignment costs	2,639	165	2,474	**
Impairment of intangible and long-lived assets	109,058	231	108,827	**
Net loss on sale and retirement of assets	80	141	(61)	(43.3)%
Total operating costs and expenses	359,075	265,042	94,033	35.5%
Operating (loss) income	(96,231)	54,289	(150,520)	**
Other expense:
Interest expense, net	23,713	25,645	(1,932)	(7.5)%
Gain on repurchase of debt	(1,159)	—	(1,159)	**
Other (income) expense, net	(653)	178	(831)	**
(Loss) income from continuing operations before income taxes	(118,132)	28,466	(146,598)	**
(Benefit) provision for income taxes	(33,044)	7,729	(40,773)	**
Net (loss) income from continuing operations	(85,088)	20,737	(105,825)	**
Net loss from discontinued operations, net of income taxes	—	(8,112)	8,112	**
Net (loss) income	$(85,088)	$12,625	$(97,713)	**
** not meaningful
Segment Results
    The following table presents the Company's reportable segment net revenue and direct operating expenses for the nine months ended September 30, 2020 and 2019 (in thousands):

	Net Revenue				Direct Operating Expenses
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Advertising	$208,780	$258,884	$(50,104)	(19.4)%	$168,527	$178,697	$(10,170)	(5.7)%
Townsquare Interactive	51,595	45,376	6,219	13.7%	36,414	30,983	5,431	17.5%
Live Events	2,469	15,071	(12,602)	(83.6)%	2,105	11,917	(9,812)	(82.3)%
Total	$262,844	$319,331	$(56,487)	(17.7)%	$207,046	$221,597	$(14,551)	(6.6)%

Net Revenue
    Net revenue for the nine months ended September 30, 2020 decreased $56.5 million, or 17.7%, as compared to the same period in 2019. Our Advertising net revenue for the nine months ended September 30, 2020 decreased $50.1 million, or 19.4%, as compared to the same period in 2019 as a result of advertising cancellations and a material decline in the purchase of new advertising by our clients primarily due to the impact of the COVID-19 pandemic. Our Live Events segment revenue decreased $12.6 million, or 83.6%, in the nine months ended September 30, 2020, as compared to the same period in 2019 driven by the cancellation of events due to the COVID-19 pandemic. Our Townsquare Interactive net revenue for the nine months ended September 30, 2020 increased $6.2 million, or 13.7%, as compared to the same period in 2019 primarily due to incremental net subscribers, including approximately 2,900 net subscribers added during the nine months ended September 30, 2020.
Direct Operating Expenses
    Direct operating expenses for the nine months ended September 30, 2020 decreased by $14.6 million, or 6.6%, as compared to the same period in 2019. Our Advertising direct operating expenses for the nine months ended September 30, 2020 decreased $10.2 million, or 5.7%, as compared to the same period in 2019. This decrease was primarily driven by lower compensation, partially offset by higher operating expenses due to the COVID-19 pandemic. Our Live Events direct operating expenses for the nine months ended September 30, 2020 decreased $9.8 million, or 82.3%, as compared to the same period in 2019. The decrease was primarily driven by the cancellation of live events in response to the COVID-19 pandemic. Our Townsquare Interactive direct operating expenses for the nine months ended September 30, 2020 increased $5.4 million, or 17.5%, as compared to the same period in 2019. The increase was primarily driven by increases in headcount related expenses to support subscriber and revenue growth.
Depreciation and Amortization
Depreciation and amortization expense for the nine months ended September 30, 2020 decreased $4.8 million, or 23.9%, as compared to the same period in 2019, primarily related to lower amortization of capitalized software development costs.
Corporate Expenses
    Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the nine months ended September 30, 2020 increased $0.4 million, or 2.2%, as compared to the same period in 2019, primarily due to an increase in professional fees.
Stock-based Compensation
    Stock-based compensation expense for the nine months ended September 30, 2020 decreased $0.5 million, or 22.1%, as compared to the same period in 2019 due to options that vested in January of 2019.
Transaction Costs
    Transaction costs for the nine months ended September 30, 2020 increased $2.2 million and includes debt related fees in addition to fees incurred as a result of the amendment of the Company's Term Loans related to the waiver of any default under the credit agreement, as more fully described in Note 8, Long-term Debt.
Business Realignment Costs
    Business realignment costs for the nine months ended September 30, 2020 increased $2.5 million as compared to the same period in 2019, primarily due to employee-related costs incurred as a result of headcount reductions in response to the COVID-19 pandemic.
Impairment of Intangible and Long-Lived Assets
    Total impairment charges pertaining to FCC licenses for the nine months ended September 30, 2020 were $107.1 million, which were based on the results of the impairment assessment of our FCC licenses as of June 30, 2020 and March 31, 2020, as a result of which we incurred an impairment charge of $28.7 million and $78.4 million, respectively, for FCC licenses in 35 and 46, respectively, of our 67 local markets for the three months ended June 30, 2020 and March 31, 2020, respectively. These charges were due to declines in the purchase of advertising by our clients and changes in the market data utilized in determining the discount rate applied in the valuation of our FCC licenses which drove an increase in the weighted average cost of capital. The changes in data were driven by an increase in market volatility and industry bond yields, a direct result of the impact of the COVID-19 pandemic on market and economic conditions.

    Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital would cause the estimated fair values of our FCC licenses to decrease by $37.1 million as of September 30, 2020, which would have resulted in an additional impairment charge for the nine months ended September 30, 2020. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences further actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges. Assumptions used to estimate the fair value of our FCC licenses are dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences further actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.
    The Company also recorded total impairment charges related to long-lived assets in certain markets during the nine months ended September 30, 2020 of $2.0 million.
Other Expense
The primary component of other expense in the nine months ended September 30, 2020 and 2019 is interest expense, net and the gain on repurchase of debt. The gain on debt repurchase is more fully described in Note 8, Long-term Debt. The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019

Unsecured Senior Notes	$13,449	$13,560
Term Loans	9,178	11,851
Revolver	351	—
Capital leases and other	14	28
Deferred financing costs and discounts	1,252	1,043
Interest income	(531)	(837)
Interest expense, net	$23,713	$25,645
    On May 19, 2020, the Company voluntarily repurchased $4.7 million of its 2023 Notes at a market price below par, plus accrued interest, which were then canceled, recognizing a net gain of $1.2 million, which is included as a component of other expense for the nine months ended September 30, 2020.
Benefit from income taxes
    We recognized a benefit from income taxes of $33.0 million for the nine months ended September 30, 2020, as compared to a provision for income taxes of $7.7 million for the nine months ended September 30, 2019. Our effective tax rate for the period was approximately 28.0% for the nine months ended September 30, 2020, as compared to 27.2% for the nine months ended September 30, 2019. Our effective tax rate may vary significantly from period to period and can be influenced by many factors.  These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities.  The difference between the effective tax rate and the federal statutory rate of 21.0%, primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets.
Net loss from discontinued operations, net of tax
    Net loss from discontinued operations, net of tax includes both the results of operations for the music festival business, as well as the gain or loss recognized upon the ultimate sale of the music festival and the bridal show businesses. The components of net loss from discontinued operations, net of tax for the three months ended September 30, 2019 relate to the results of operations of these businesses, the sale of which was completed on May 24, 2019 for the music festival business and March 18, 2019 for the bridal show business, respectively.

Supplemental Pro Forma Net Revenue
    For comparative purposes and to enable the reader to adequately compare net revenue for the nine months ended September 30, 2020 and 2019, the following discussion and table present pro forma net revenue for the Arizona Bridal Show divestment disclosed in more detail in our Notes to Unaudited Consolidated Financial Statements contained elsewhere in this Quarterly Report. The following table presents our historical results, which exclude the results of the Arizona Bridal Show divestment as if it had been sold by Townsquare from the first day of the period.

	Nine Months Ended September 30,
	2020	2019
Townsquare net revenue	$262,844	$319,331
Arizona Bridal Show divestment	—	(726)
Total Pro forma net revenue	$262,844	$318,605
    On a pro forma basis, net revenue for the nine months ended September 30, 2020 decreased by $55.8 million, or 17.5%, as compared to the same period in 2019. The decrease was primarily driven by a decrease in our Advertising net revenue as a result of advertising cancellations and a material decline in the purchase of new advertising by our clients and the cancellation of live events beginning in March 2020, which were both primarily due to the impact of the COVID-19 pandemic. These decreases were partially offset by an increase in our customer and subscriber base for our Townsquare Interactive business and higher political advertising revenues.

Liquidity and Capital Resources
    The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2020	2019
(in thousands)
Cash and cash equivalents	$79,112	$74,189
Restricted cash	$494	$883

Cash provided by operating activities	$23,448	$25,403
Cash used in investing activities	(10,129)	(3,850)
Cash used in financing activities	(18,874)	(7,877)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(5,555)	$13,676
    We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, together with funds available under our revolving credit facility, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least one year from the date of this report. These historical sources of funds have been and could continue to be impacted by the COVID-19 pandemic. Future capital requirements may be materially different than those currently planned in our budgeting, and forecasting activities and depend on many factors, some of which are beyond our control. In particular during the period of uncertainty related to the COVID-19 pandemic, we have focused on and will continue to monitor our liquidity as described further under “COVID-19 Response” below. As of September 30, 2020, we had $543.1 million of outstanding indebtedness, net of deferred financing costs of $2.7 million. Based on interest rates in effect as of September 30, 2020, we expect our debt service requirements to be approximately $28.9 million over the next twelve months for the 2023 Notes, Term Loan and Revolver. In addition, as of September 30, 2020 we had $79.1 million of cash and cash equivalents, and $54.2 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We have observed an increase in collection times during the COVID-19 pandemic, which has increased the average collection cycle to approximately 58 days and has also resulted in increases to our allowance for doubtful accounts. We had restricted cash of $0.5 million at September 30, 2020 and December 31, 2019, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.
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
Operating Activities
Net cash provided by operating activities was $23.4 million for the nine months ended September 30, 2020 compared to $25.4 million for the same period in 2019. This decrease was primarily related to net income in 2019 as compared to net loss in 2020, which includes total impairment charges of $109.1 million that did not occur in 2019 and a decrease in net deferred taxes, partially offset by changes in working capital and less cash used in discontinued operations. Working capital changes were driven by decreases in payments for accrued expenses primarily due to the timing of payments, partially offset by decreases in accounts payable, as compared to the same period a year ago.
Investing Activities
    Net cash used in investing activities was $10.1 million for the nine months ended September 30, 2020 as compared to net cash provided by investing activities of $3.9 million for the same period in 2019. The increase in net cash used in investing activities was primarily due to cash provided by discontinued operations during the nine months ended September 30, 2019 as a result of proceeds received related to the sales of our music festivals business and bridal shows.
Financing Activities
    Net cash used in financing activities was $18.9 million for the nine months ended September 30, 2020, as compared to net cash used in financing activities of $7.9 million for the same period in 2019. The increase in net cash used in financing activities was due to the required $9.9 million 2019 excess free cash flow payment on our Term Loan and the May 2020 voluntary repurchase of $4.7 million of our 2023 Notes for $3.6 million.
Financing Facilities
    The following is a discussion of significant factors affecting our liquidity and use of capital resources. For further discussion of the financing facilities, see Note 9, Long-Term Debt in the Notes to Unaudited Consolidated Financial Statements.
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
As of September 30, 2020, the aggregate principal amount outstanding under the 2023 Notes was $273.4 million and we were in compliance with all of the covenants under the 2023 Notes indenture.
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
    We made an excess free cash flow payment of $9.9 million on June 15, 2020 based on our results of operations for the year ended December 31, 2019. We were not required to make an excess free cash flow payment in 2019. As of September 30, 2020, the balance of the Term Loans was $272.4 million with a current interest rate of 4.0%.
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
On March 17, 2020, the Company borrowed all amounts available, $50.0 million, under the Revolving Credit Facility as a precautionary measure in response to the COVID-19 pandemic and any related uncertainties. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment. As of September 30, 2020 and December 31, 2019, there were no borrowings under the Revolving Credit Facility.
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
As of September 30, 2020, we were in compliance with all of the covenants under the Senior Secured Credit Facility.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the quarter ended September 30, 2020. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2020 due to the material weaknesses in internal control over financial reporting summarized below and have been disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, we identified several material weaknesses in our internal control over financial reporting which included:

•not maintaining appropriately designed entity-level controls impacting the control environment, risk assessment procedures and effective monitoring controls to detect or prevent material misstatements to the financial statements; and

•the lack of adequate selection and development of effective control activities, general controls over technology and effective policies and procedures.

    These deficiencies are attributed to various ineffective controls design and control activities, which are fully disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. These material weaknesses, individually or in the aggregate, could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or annual Consolidated Financial Statements that would not be prevented or detected.

Remediation Plans

    Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weaknesses. Our remediation actions are outlined in our Annual Report on Form 10-K for the year ended December 31, 2019. We believe those measures will remediate the control deficiencies, but management continues to assess the need for any additional steps to remediate the underlying causes that give rise to the material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. Accordingly, the material weaknesses in our internal control over financial reporting had not been fully remediated as of September 30, 2020.

Notwithstanding the identified material weaknesses, management believes the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our results of operations and cash flows for the three and nine months ended September 30, 2020 and our financial condition as of such date, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
    There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and nine months ended September 30, 2020. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.
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
Date: November 9, 2020