Form 10-K
period 2020-12-31
Townsquare Media, Inc.
filed 2021-03-16
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2020
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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $60,857,199 based upon the closing price on the New York Stock Exchange on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter. For this computation, the registrant has excluded the market value of all shares of its common stock held by directors and officers of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of March 11, 2021, the registrant had 16,098,760 outstanding shares of common stock consisting of: (i) 14,447,123 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 836,341 shares of Class C common stock, par value $0.01 per share. The registrant also had 162,696 warrants to purchase Class A common stock outstanding as of that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”), to be filed with the Securities and Exchange Commission are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

TOWNSQUARE MEDIA, INC.

i

`MARKET, RANKING AND OTHER INDUSTRY DATA

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

FORWARD-LOOKING STATEMENTS

    This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•the impact of general economic conditions in the United States, or in the specific markets in which we currently do business, including as a result of the COVID-19 pandemic;
•the impact of the COVID-19 pandemic, the extent of which will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic and financial market effects of the pandemic, the containment measures and the pace of the economic and financial market recovery;
•cancellations, disruptions or postponements of advertising schedules in response to national or world events, including the COVID-19 pandemic;
•the impact of several material weaknesses in internal control over financial reporting that have been identified;
•industry conditions, including existing competition and future competitive technologies;
•the popularity of radio as a broadcasting and advertising medium;
•our ability to develop and maintain digital technologies and hire and retain technical and sales talent;
•our dependence on key personnel;
•our capital expenditure requirements;
•our continued ability to identify suitable acquisition targets and consummate and integrate any future acquisitions;
•legislative or regulatory requirements;
•risks and uncertainties relating to our leverage and changes in interest rates;
•our ability to obtain financing at times, in amounts and at rates considered appropriate by us;
•our ability to access the capital markets as and when needed and on terms that we consider favorable to us; and
•other factors discussed in the section entitled “Risk Factors”.

    Further, many of the factors discussed in the section entitled “Risk Factors” are more likely to occur and be further intensified due to the impact of the COVID-19 pandemic. While we believe that our expectations reflected in forward-looking statements are reasonable, we caution that it is difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report, as well as other risks discussed from time to time in our filings with the SEC. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the way we expect and you should not rely upon forward-looking statements as a prediction of future events. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance.

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

PART I

ITEM 1. BUSINESS

Description of Business

    Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a community-focused digital media, digital marketing solutions and radio company focused outside the Top 50 markets in the U.S. We own and operate 322 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing services subscription business providing websites, search engine optimization, social platforms and online reputation management (“Townsquare Interactive”) for approximately 22,750 small to medium sized businesses, a proprietary digital programmatic advertising technology with an in-house demand and data management platform (“Townsquare Ignite,” or “Ignite”), an e-commerce offering, and we own and operate numerous local live events each year. Many of our radio stations are considered market leaders and we also participate in the digital, mobile, video and social media arena. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, we create, promote and produce a diverse range of live events, including concerts, expositions and other experiential events within our radio markets. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic local events such as the WYRK’s Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.

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

Our Segments

    The Company has identified three operating segments, which are Advertising, including broadcast and digital advertising products and solutions, Townsquare Interactive, our digital marketing solutions subscription business and Live Events, including concerts, expositions and other experiential events.

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

    Our sales of advertisements are primarily affected by the demand for advertising from local, regional and national advertisers and the advertising rates we charge. Advertising demand and rates are based primarily on our ability to attract audiences to our various products in the demographic groups targeted by advertisers, as measured by various services on a periodic basis. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations and websites helps to insulate our radio stations and websites from the effects of changes in musical tastes of the public. We believe that the sale of our online and mobile advertisements, which currently have rates per advertisement that are less than those of terrestrial radio advertisements, has not negatively impacted our terrestrial radio advertising net revenue. Should a significant and sudden shift in demand for these products toward online and mobile occur, there could be a material adverse impact on our financial condition and results of operations if we are unable to increase rates accordingly. However, we believe that as a result of our strong brands and quality online and mobile offerings we are well positioned to increase rates as demand increases for these products.

Townsquare Interactive

    Townsquare Interactive offers digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including but importantly not limited to the markets in which we operate radio stations. Our primary source of Townsquare Interactive net revenue is traditional and mobile-enabled website development and hosting services, e-commerce solutions, search engine organic traffic and online directory optimization services, online reputation monitoring, social media management, appointment scheduling services, email marketing services, and website retargeting often packaged together as a comprehensive digital marketing solution.

Live Events

    Our primary source of Live Events net revenue is ticket sales. Our Live Events also generate substantial net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Live Event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our net revenue. In certain cases, we mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather. Legislative and regulatory responses to the COVID-19 pandemic required us to cancel nearly all scheduled live events beginning in March 2020.

Overall

    We strive to maximize our net revenue by managing our advertising inventory and adjusting prices based on supply and demand, and by broadening our base of advertisers and subscribers. Our selling and pricing activities are based on demand for our advertising inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory levels. The optimal number of advertisements available for sale depends on the platform and in the case of our radio stations, their online streams and mobile applications, the programming format of a particular radio station. We seek to broaden our base of advertisers in each of our markets by providing a wide array of audience demographic segments, thereby providing each of our potential advertisers with an effective means of reaching a targeted demographic group.

    Our advertising contracts are generally short-term. In the media industry, companies, including ours, sometimes utilize barter agreements that exchange advertising time for goods or services such as travel or lodging, instead of cash.

    Our most significant expenses are sales personnel, programming, digital, marketing and promotional, engineering, and general and administrative expenses. We strive to control these expenses by closely monitoring and managing each of our local markets and through efficiencies gained from the centralization of finance, accounting, legal and human resources functions and management information systems. We also use our scale and diversified geographic portfolio to negotiate favorable rates with vendors where feasible.

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

National Scale and Expertise, on a Local Level, in Small and Mid-Sized Markets.

    Our scale, national reach and expertise in media and entertainment provides significant competitive advantages in our small and mid-sized markets.

Large-Market Products, Technology and Practices Deployed in Small and Mid-Sized Markets.

    Our flexible and customized content management system, digital advertising products and delivery capabilities, mobile applications, digital marketing solutions capabilities, digital programmatic advertising platform, data analytics and strategic insights platform, online video content and repeatable live event templates allow us to deliver world-class products in small and mid-sized markets. We believe that with our scale we can offer superior solutions for advertisers and audiences alike as compared to many of our local competitors.

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

#1 or #2 Revenue Market Share in Nearly All of Our Markets.

    Our brands, in the aggregate, capture the largest or the second largest radio revenue share in 64 of our 67 markets, and in 47 markets we are ranked number one. This leading market share position is indicative of our audience reach and engagement as well as our relevance to advertisers in our markets.

Strong Relationships with Local and Regional Advertisers.

    In the year ended December 31, 2020, we generated approximately 80% of our revenue from a broad array of local and regional advertisers in a number of industries, including automotive dealers, banking and mortgage service providers, furniture and home furnishings retailers, food and beverage service providers, healthcare service providers and media and telecommunications service providers. We generate a majority of our local advertising revenue by selling directly to local advertisers, as well as to local and regional advertising agencies which affords us the opportunity to better present our products, cross-sell products and more directly influence their advertising expenditure decisions.

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

Audience Engagement In and Out-of-Home, Across Multiple Platforms.

    We offer our audience the ability to access our branded content on-air, online and on-site across multiple distribution channels. We believe that leveraging technology to make our branded content experiences accessible on any device and in multiple locations strengthens our audience engagement.

Targeted Audience Reach, Closer to the Point of Sale, for Local, Regional and National Advertisers.

    A significant portion of our audience engagement occurs when our audience is out-of-home, particularly in the car, at the workplace or at our live events. Our audience frequently interacts with our content in close proximity to point of purchase, thereby amplifying the impact of our advertisers.

Launch Point for Non-Radio Products.

    Our radio reach and engagement provide a powerful foundation from which we are able to grow our websites, social media presence, online radio streams, mobile applications, digital marketing solutions, programmatic digital advertising platform and live events. We believe that the increased interaction with consumers across these products and platforms in turn reinforces consumer loyalty and affinity toward our radio brands and enables us to develop and grow complementary products in our markets.

Diversified Revenue Base.

    We generate revenue from a diversified base of products and services, advertisers and markets. In the year ended December 31, 2020, approximately 46% of our net revenue was derived from sources other than the sale of terrestrial radio station advertising. For the year ended December 31, 2020, no advertising category, market, or state represented more than 20% of revenue. No single customer accounted for more than approximately 1% of revenue for the years ended December 31, 2020 and 2019.

Monetization of Our Audience Relationships.

    We believe that our diversified and integrated product and service offerings, combined with our leading market position in small and mid-sized markets based on radio revenue share, enables us to generate higher total revenue per audience member than radio station owners focused on larger markets.

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

Original and Nationally Oriented Digital Brands Attract Significant Audience.

    In addition to our heritage brands, we established several original brands that have experienced significant audience growth since their inception and attract a large, stable and engaged audience.

Focus On Providing Original Entertainment, Music and Lifestyle Media Experiences to Our Audience.

    We believe that our focus on providing original entertainment, music and lifestyle media experiences to our audience is a key driver of our powerful audience reach and engagement metrics.

Market Leadership in High-Quality, Locally-Focused Content.

    In our markets, we are among the largest providers of locally-focused content available to consumers. The quality and availability of our locally-focused content allows our brands to distinguish themselves from other local offerings, attract larger audiences and build a loyal audience. Several of our competitors, particularly in print media, have reduced the amount of original local content they produced or created pay-walls that restrict access to their digital content. We believe these trends will continue and will provide an advantage to our offerings as compared to other local media offerings.

Expertise in Music and Entertainment.

    We believe that our expertise in the creation of music and entertainment content represents the foundation of our audience value proposition and is, in part, responsible for many of the strong metrics evidencing our broad and deep audience engagement, our ability to attract employees who excel at content production, and our success with advertisers seeking to reach the valuable consumers attracted by our premium content.

Attractive Radio Industry Fundamentals.

    The local media industry is an important medium for advertisers to reach targeted local consumers and for consumers to engage with relevant local content and events. Radio is a significant component of total local advertising spend as it remains a highly relevant and important medium for consumers.

Stable and Engaged Audience Base.

    Despite the increased number of alternative media, terrestrial radio has experienced negligible audience fragmentation over the past 50 years and remains a significant source of daily media exposure. According to Nielsen Holdings N.V. (“Nielsen”), terrestrial radio broadcasts reached approximately 85% of American adults ages 12+ each week as of December 2020, a level that has remained largely consistent since 1970.

Trusted and Socially-Influential Local Media Personalities.

    Research suggests that radio personalities are trusted by their audience and are socially influential. As reported in the Katz Media Group, Our Media, 2019 survey, 81% of listeners considered their favorite personality to be like a friend, family member or acquaintance. Additionally, 83% value and trust their favorite personality’s opinion. According to Jacobs Media’s Tech Survey 2020, 72% of listeners feel a connection with their home radio station, and 59% say radio personalities are the main reason they listen to the radio.

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

Reliable and Substantial Cash Flow Generation.

    Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2020, we recorded $14.9 million of capital expenditures, which represented 4.0% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.

Strong, Experienced and Incentivized Management Team.

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

Continue to Develop New Products That Foster Interaction with Our Audience Across Multiple Mediums and Increase Monetization Opportunities.

    Our audience reach, combined with our direct relationship with local advertisers in our markets, positions us to launch and monetize new products and services, further diversifying and growing our revenue. The natural synergies between our products allow us to leverage our operating structure and further monetize existing audience and advertiser relationships. In the past, we have introduced a mobile streaming application (radioPup), an e-commerce product (Seize the Deal), a digital marketing solutions platform (Townsquare Interactive), a programmatic digital advertising platform (Townsquare Ignite), and mobile applications for individual stations and brands. In addition to delivering revenue growth, these products and services which we continue to develop, frequently appeal to potential customers in our markets who may not access our radio products, thereby increasing our overall customer base and market share. We intend to continue to develop new digital products and offerings and to better monetize our digital audience.

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

Capitalize on Strong Positions and Brands in Country, News/Talk/Sports, and Rock Formats.

    As of March 5, 2021, we own 70 radio stations formatted with Country content, 68 formatted with News/Talk/Sports content and 61 formatted with Rock content, representing approximately 22%, 21%, and 19% of our radio stations, respectively. The majority of our radio stations airing these formats capture the largest audience among radio stations airing similar content in their respective markets, as ranked by Nielsen or other ratings services. We create audio programming, online content and live events which leverage our strength in these formats, together with the strength of our brands. We intend to continue to use our expertise and knowledge in these formats to share best practices and optimize content across our portfolio in order to maximize audience engagement within these formats.

Leverage Scalable Infrastructure and Continue to Improve Operating Efficiencies Across Our Company.

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

Acquisition Strategy

    The principal features of our acquisition strategy are:

Prudently Pursue Attractively-Valued Acquisition Opportunities.

    We have a successful track record of sourcing and integrating acquisitions. We intend to continue to pursue attractively-priced acquisitions of radio stations, digital properties, and live events. We target assets that have strong brands, enjoy leading market share positions, generate strong cash flow, and generally possess traits consistent with our existing assets. In addition, acquiring assets allows us to achieve additional economies of scale, share best practices across a broader platform, and further diversify our revenue base across our properties and geographies.

Add to Our Portfolio of Attractive Radio Station Clusters.

    Since our Company’s founding by members of the current senior management team in 2010, we have expanded our radio station portfolio from 60 to 322 by completing more than 10 radio transactions. Radio station ownership in the United States remains significantly fragmented with over 3,000 owners operating over 10,000 commercial radio stations. While current Federal Communication Commission (“FCC”) ownership limitations restrict our ability to acquire incremental radio stations in many of our markets, there remain a large number of markets with characteristics that are consistent with Townsquare’s acquisition criteria, in which we have no presence today. Given our acquisition track record, we are viewed by many sellers of radio stations to be a potential buyer, which has afforded us the opportunity to review the majority of stations sold in recent years. We expect to remain active, and disciplined from a valuation perspective, in the radio station marketplace. For information regarding certain of our recent acquisitions and dispositions, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview of our Performance - Changes to our Business.”

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

Evaluate New Product Opportunities.

    We have evaluated a number of acquisition opportunities in other sectors that we view as adjacent and complementary to our existing asset portfolio. We expect to continue to consider such opportunities and potentially take action, in the event that we find an opportunity that provides a natural extension to our core competencies, further diversifies our revenue and demonstrates a risk-reward profile that meets our stringent financial return requirements.

Sources of Revenue

    We generate revenue by providing multiple products and services across a range of media platforms. We approach our media products holistically, maximizing our revenue potential by pursuing integrated cross-platform sales and solutions for our advertising clients. Specifically, we offer advertisers cross-platform packages that incorporate our audience reach across radio, websites, social media, online video, mobile, voice activated smart speakers, digital marketing solutions, e-commerce and live events.

    Our revenue is generated primarily through the integrated sale of the following products and solutions:

•Spot radio advertisements sold to local, regional and national advertisers that air on our radio stations via terrestrial radios, computers, mobile devices, connected devices such as cars and TVs, and voice activated smart speakers.
•Sponsorships, live reads and endorsements in our radio programming, website content, video channels and social media sold to local, regional and national advertisers.
•Remote broadcasts of our radio stations at advertisers’ places of business sold to local and regional advertisers.
•Barter-based auctions sold to local and regional advertisers.
•Display, sponsorship and video advertising, including custom developed digital advertisement products on our radio station websites, owned and operated, and affiliated national websites, mobile applications, social media platforms, YouTube channels, email newsletters and digital programmatic advertising platform, to local, regional and national advertisers.
•Advertising and sponsorships in our radio stations’ online radio streams accessible on computing devices, voice activated smart speakers, and mobile devices through our mobile streaming application, radioPup, or individual station mobile applications, sold to local, regional and national advertisers.

•Sponsored video content, including branded content series, often featuring musicians or other celebrities, and distributed across our portfolio of local and/or national digital properties and social media channels, sold to local, regional and national advertisers.
•Traditional and mobile-enabled website development and hosting services, e-commerce solutions, search engine and online directory optimization services, online reputation monitoring, social media management, appointment scheduling services, email marketing services, and website retargeting sold to local and regional small and mid-sized businesses.
•E-Commerce offerings, including daily deals, ongoing deals and auctions sold to local and regional advertisers.
•Admission tickets, merchandise, food and other concessions, and other ancillary products and services sold to our audience.
•Sponsorships, exhibit space and activations sold to our local, regional and national advertisers.
•Licenses of our brands and content, sold to other media companies.

    We believe we are positioned to generate revenue growth by increasing audience interaction with our radio and digital assets and live events, as well as increasing our share of advertising with new and existing advertisers.

Customers

    No single customer accounts for more than approximately 1% of revenue in any of the years ended December 31, 2020 and 2019. A significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, financial services, health services, entertainment, and retail industries.

Our Industry

    The local media industry is an important medium for advertisers to reach targeted local consumers and for consumers to engage with relevant local content and events. According to SNL Kagan forecasts, local advertising spending across all U.S. major media categories totaled $92.9 billion in 2020. Since 2015, U.S. local advertising has increased at a 4.8% compound annual growth rate and is projected to grow at a 6.3% compound annual growth rate through 2025. In 2020, local advertising spending on radio and digital, among our target categories, totaled $66.8 billion. Since 2015, U.S. local advertising spending on radio and digital has increased at a 14.1% compound annual growth rate and is projected to grow at a 9.0% compound annual growth rate through 2025.

Advertising

    Radio. The primary source of revenue for radio broadcasting companies is the sale of advertising time to local, regional and national spot advertisers, and national network advertisers. According to SNL Kagan, over the past 5 years radio advertising has generally represented approximately 4.4% to 6.0% of the overall U.S. advertising market, and has typically followed macroeconomic growth trends. In 2020, radio advertising revenue reached $11.2 billion of which $8.2 billion was from local radio advertising. The radio industry has a stable and engaged audience base and continues to be one of the core methods for advertisers to reach their targeted audience. According to Nielsen, terrestrial radio broadcasts reached approximately 85% of American adults age 12+ each week as of December 2020, a level that has remained largely consistent since 1970.

    Digital. The primary source of revenue for national and local websites, accessed either from a PC, tablet or mobile device, is the sale of search ads, display ads and video advertising directly to advertisers and indirectly through advertising networks and exchanges. According to SNL Kagan forecasts, in 2020 digital advertising revenue reached $122.0 billion of which $58.7 billion was local. Since 2015, local digital advertising has represented one of the fastest growing local media advertising categories with a compound annual growth rate of 19.7%, outpacing national advertising which grew at 13.0%. Local digital advertising is projected to grow at a compound annual growth rate of

10.0% through 2025 and continue to gain market share on national digital advertising which is projected to grow at 6.0%.

Townsquare Interactive

    The primary source of revenue for Townsquare Interactive is the sale of digital marketing solutions, on a subscription basis, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. Our digital marketing solutions include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, social media management and website retargeting.

Live Events

     The primary source of revenue for live events is the sale of tickets to attendees and sponsorships, event marketing, and activation opportunities sold to local, regional and national advertisers. According to IBIS World, total revenue from the U.S. live event industry, which includes the production, management and promotion of live events and performances, including concerts, sporting events and public appearances, grew to $37.8 billion in 2019 (pre-pandemic), from $29.3 billion in 2015, which represented a 6.6% compound annual growth rate. In 2020, revenue from the U.S. live event industry decreased 39.9% to $22.7 billion, as the COVID-19 pandemic and measures taken to contain it resulted in the cancellation of a large number of live events beginning March 2020. According to Pollstar, North American concert tour gross revenues as measured by the top 100 grossing North American tours, totaled $0.8 billion in 2020, down from $3.7 billion in 2019 and $2.8 billion in 2015. For 2020 it was solely the pre-pandemic box office results that determined the ranking of top touring artists.

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

Seasonality

    Our net revenue varies throughout the year. Typically, we expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays. However, due to the COVID-19 pandemic, the seasonality of our net revenue was materially impacted and our second quarter produced our lowest net revenue for 2020. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.

Macroeconomic Indicators

The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to the timing of stabilization and recovery. The extent of the COVID-19 impact will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), the actions taken to mitigate the impact of the pandemic, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.

The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen. Our operations had performed strongly in the first two months of 2020 before the effects of COVID-19 began to impact our operations in early March 2020, as the challenges that COVID-19 created for advertisers and consumers has materially and adversely impacted our net revenues since mid-March. In particular, our clients canceled a significant amount of advertising, and we experienced a material decline in the purchase of new advertising by our clients. In addition, we canceled a large number of our live events. While our Advertising revenue and Live Events revenue significantly declined, Townsquare Interactive continued its revenue growth.

We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. We took certain proactive initiatives to preserve financial flexibility, mitigate the impact of the recent and uncertain decline in net revenue, as well as position us for growth as advertising demand rebounds.

The Company also instituted immediate actions to address the impacts to its consolidated financial position, consolidated results of operations, and liquidity, including significantly reducing our non-essential capital expenditures and reducing our workforce through the termination or layoff of approximately 135 full-time employees. We instituted wage reduction efforts, such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan and the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security (“CARES Act”). Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our first quarter dividend of $2.1 million on May 15, 2020.

The U.S. federal government responded to the COVID-19 pandemic on March 18, 2020 by enacting the Families First Coronavirus Response Act (“FFCRA”) and on March 27, 2020, the CARES Act. In addition to the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 noted above, the CARES Act amends the Tax Cut and Jobs Act of 2017 by modifying the amount of allowable interest expense deductions, allowing five-year carryback of net operating losses, and characterizing qualified improvement property as 15-year property eligible for bonus depreciation. The Company has availed itself of all applicable credits and deferrals, however neither the FFCRA nor the CARES Act has had a material impact on our financial condition, results of operations or liquidity.

The full extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, and the impact on our clients, employees and the markets in which we operate, all of which remain uncertain and cannot be predicted. As a result of the pandemic, there is a reasonable possibility that actual results could differ from estimates and such differences could be material to the financial position and results of operations, specifically impairment testing of intangible assets, valuation and impairment testing of long-lived tangible assets, the present value of leasing arrangements and the Company’s calculation of allowance for doubtful accounts. At this point, the full extent to which the pandemic will impact our financial condition or results of operations is uncertain, but it has been and may continue to be material.

Employees

Starting in late March, the majority of our employees began working remotely, with the exception of much of our on-air broadcast staff, whom remained in studio as our business is considered essential. Beginning in May 2020, the Company began re-opening offices when restrictions were lifted in each of the states and counties within which the Company operates and as of the third quarter of 2020, most of the Company’s radio station employees had returned to work in the office, while most of our digital and TSI employees continue to work from home. Due to the nature of the Company’s products and services, remote operations have not had a material impact on results to date. We have implemented health and safety policies in accordance with applicable law, which include routine disinfection of all surfaces, limited and restricted use of common areas, the wearing of masks and provision of hand sanitizer and gloves and social distancing measures employed while in our office spaces.

As of December 31, 2020, we employed 2,257 full and part-time employees. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.

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

License Renewal

    Radio broadcast licenses are generally renewed for terms of eight years. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. While we are not currently aware of any facts that would prevent the renewal of our licenses to operate our radio stations, there can be no assurance that any of our licenses will be renewed for a full term.

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

    The following table sets forth, as of February 26, 2021 the market, call letters, cities of license, frequencies, FCC license expiration dates, and our markets’ population rankings as reported by Nielsen, of all our owned radio stations, booster stations and FM translators, and all stations operated under Time Brokerage Agreements (“TBAs”) or Local Marketing Agreements (“LMAs”).

Owned/Operated Stations

Market	Station	City of License	Frequency	License Expiration Date
Abilene, TX (#229)	KEAN-FM	Abilene, TX	105.1	August 1, 2021
	KEYJ-FM	Abilene, TX	107.9	August 1, 2021
	KMWX(FM)	Abilene, TX	92.5	August 1, 2021
	KSLI(AM)	Abilene, TX	1280	August 1, 2021
	KULL(FM)	Abilene, TX	100.7	August 1, 2021
	KYYW(AM)	Abilene, TX	1470	August 1, 2021
	K234DA(FX)(2)	Abilene, TX	94.7	August 1, 2021
Albany-Schenectady-Troy, NY (#67)	WGNA-FM	Albany, NY	107.7	June 1, 2022
	WQSH(FM)	Cobleskill, NY	103.5	June 1, 2022
	WPBZ-FM	Rensselaer, NY	103.9	June 1, 2022
	WQBK-FM	Malta, NY	105.7	June 1, 2022
	WTMM-FM	Mechanicville, NY	104.5	June 1, 2022
	W256BU(FX)(2)	Albany, NY	99.1	June 1, 2022
Amarillo, TX (#168)	KATP(FM)	Amarillo, TX	101.9	August 1, 2021
	KIXZ(AM)	Amarillo, TX	940	August 1, 2021
	KMXJ-FM	Amarillo, TX	94.1	August 1, 2021
	KPRF(FM)	Amarillo, TX	98.7	August 1, 2021
	KXSS-FM	Amarillo, TX	96.9	August 1, 2021
Atlantic City-Cape May, NJ (#156)	WENJ(FM)	Millville, NJ	97.3	June 1, 2022
	WFPG(FM)	Atlantic City, NJ	96.9	June 1, 2022
	WPGG(AM)	Atlantic City, NJ	1450	June 1, 2022
	WPUR(FM)	Atlantic City, NJ	107.3	June 1, 2022
	WSJO(FM)	Egg Harbor City, NJ	104.9	June 1, 2022
	W238CZ(FX)(2)	Atlantic City, NJ	95.5	June 1, 2022
Augusta-Waterville, ME (#242)	WEBB(FM)	Waterville, ME	98.5	April 1, 2022
	WJZN(AM)	Augusta, ME	1400	April 1, 2022
	WMME-FM	Augusta, ME	92.3	April 1, 2022
	WTVL(AM)	Waterville, ME	1490	April 1, 2022
	W240DH(FX)(2)	Augusta, ME	95.9	April 1, 2022
Bangor, ME (#213)	WEZQ(FM)	Bangor, ME	92.9	April 1, 2022
	WBZN(FM)	Old Town, ME	107.3	April 1, 2022
	WDEA(AM)	Ellsworth, ME	1370	April 1, 2022
	WQCB(FM)	Brewer, ME	106.5	April 1, 2022
	WWMJ(FM)	Ellsworth, ME	95.7	April 1, 2022
Battle Creek, MI (Not Rated “NR”)	WBCK(FM)	Battle Creek, MI	95.3	October 1, 2028
	WBXX(FM)	Marshall, MI	104.9	October 1, 2028
Billings, MT (NR)	KBUL(AM)	Billings, MT	970	April 1, 2021
	KCHH(FM)	Worden, MT	95.5	April 1, 2021
	KCTR-FM	Billings, MT	102.9	April 1, 2021
	KKBR(FM)	Billings, MT	97.1	April 1, 2021
	KMHK(FM)	Billings, MT	103.7	April 1, 2021
	K236AB(FX)(2)	Billings, MT	95.1	April 1, 2021
	K277DS(FX)(2)	Billings, MT	103.3	Construction Permit

Binghamton, NY (#194)	WAAL(FM)	Binghamton, NY	99.1	June 1, 2022
	WHWK(FM)	Binghamton, NY	98.1	June 1, 2022
	WNBF(AM)	Binghamton, NY	1290	June 1, 2022
	WWYL(FM)	Chenango Bridge, NY	104.1	June 1, 2022
	WYOS(AM)	Binghamton, NY	1360	June 1, 2022
	W221EJ(FX)(2)	Binghamton, NY	92.1	Construction Permit
Bismarck, ND (#241)	KACL(FM)	Bismarck, ND	98.7	April 1, 2021
	KBYZ(FM)	Bismarck, ND	96.5	April 1, 2021
	KKCT(FM)	Bismarck, ND	97.5	April 1, 2021
	KLXX(AM)	Bismarck-Mandan, ND	1270	April 1, 2021
	KUSB(FM)	Hazelton, ND	103.3	April 1, 2021
Boise, ID (#86)	KAWO(FM)	Boise, ID	104.3	October 1, 2021
	KCIX(FM)	Garden City, ID	105.9	October 1, 2021
	KFXD(AM)	Boise, ID	630	October 1, 2021
	KIDO(AM)	Nampa, ID	580	October 1, 2021
	KSAS-FM	Caldwell, ID	103.5	October 1, 2021
	KXLT-FM	Eagle, ID	107.9	October 1, 2021
	K298CN(FX)(2)	Boise, ID	107.5	October 1, 2021
	K288HG(FX)(2)	Boise, ID	105.5	October 1, 2021
Bozeman, MT (NR)	KISN(FM)	Belgrade, MT	96.7	April 1, 2021
	KMMS-FM	Bozeman, MT	95.1	April 1, 2021
	KMMS(AM)	Bozeman, MT	1450	April 1, 2021
	KPRK(AM)	Livingston, MT	1340	April 1, 2021
	KXLB(FM)	Churchill, MT	100.7	April 1, 2021
	KZMY(FM)	Bozeman, MT	103.5	April 1, 2021
	K254AL(FX)(2)	Livingston, MT	98.7	April 1, 2021
	K236CY(FX)(2)	Bozeman, MT	94.5	April 1, 2021
Buffalo-Niagara Falls, NY (#59)	WBLK(FM)	Depew, NY	93.7	June 1, 2022
	WBUF(FM)	Buffalo, NY	92.9	June 1, 2022
	WMSX(FM)	Buffalo, NY	96.1	June 1, 2022
	WYRK(FM)	Buffalo, NY	106.5	June 1, 2022
Casper, WY (NR)	KKTL(AM)	Casper, WY	1400	October 1, 2021
	KRNK(FM)	Casper, WY	96.7	October 1, 2021
	KRVK(FM)	Vista West, WY	107.9	October 1, 2021
	KTRS-FM	Casper, WY	104.7	October 1, 2021
	KTWO(AM)	Casper, WY	1030	October 1, 2021
	KWYY(FM)	Midwest, WY	95.5	October 1, 2021
	K236CX(FX)(2)	Casper, WY	95.1	Construction Permit
	K270CT(FX)(2)	Casper, WY	101.9	Construction Permit
Cedar Rapids, IA (#200)	KDAT(FM)	Cedar Rapids, IA	104.5	February 1, 2029
	KHAK(FM)	Cedar Rapids, IA	98.1	February 1, 2029
	KRNA(FM)	Iowa City, IA	94.1	February 1, 2029
Cheyenne, WY (#251)	KGAB(AM)	Orchard Valley, WY	650	October 1, 2021
	KIGN(FM)	Burns, WY	101.9	October 1, 2021
	KLEN(FM)	Cheyenne, WY	106.3	October 1, 2021
	K258DN(FX)(2)	Orchard Valley, WY	99.5	Construction Permit
Danbury, CT (#196)	WINE(AM)	Brookfield, CT	940	April 1, 2022
	WRKI(FM)	Brookfield, CT	95.1	April 1, 2022
	WDBY(FM)	Patterson, NY	105.5	June 1, 2022
	WDBY-FM1(2)	Brookfield, CT	105.5	June 1, 2022

Dubuque, IA (NR)	KLYV(FM)	Dubuque, IA	105.3	February 1, 2029
	KXGE(FM)	Dubuque, IA	102.3	February 1, 2029
	WDBQ(AM)	Dubuque, IA	1490	February 1, 2029
	WDBQ-FM	Galena, IL	107.5	December 1, 2028
	WJOD(FM)	Asbury, IA	103.3	February 1, 2029
Duluth-Superior, MN, WI (#206)	KKCB(FM)	Duluth, MN	105.1	April 1, 2021
	KLDJ(FM)	Duluth, MN	101.7	April 1, 2021
	WEBC(AM)	Duluth, MN	560	April 1, 2021
	KBMX(FM)	Proctor, MN	107.7	April 1, 2021
	WWPE(FM)	Hermantown, MN	92.1	April 1, 2021
	W293CT(FX)(2)	Duluth, MN	106.5	April 1, 2021
El Paso, TX (#77)	KLAQ(FM)	El Paso, TX	95.5	August 1, 2021
	KROD(AM)	El Paso, TX	600	August 1, 2021
	KSII(FM)	El Paso, TX	93.1	August 1, 2021
Evansville, IN (#164)	WDKS(FM)	Newburgh, IN	106.1	August 1, 2028
	WGBF(AM)	Evansville, IN	1280	August 1, 2028
	WGBF-FM	Henderson, KY	103.1	August 1, 2028
	WJLT(FM)	Evansville, IN	105.3	August 1, 2028
	WKDQ(FM)	Henderson, KY	99.5	August 1, 2028
Faribault/Owatonna, MN (NR)	KDHL(AM)	Faribault, MN	920	April 1, 2021
	KQCL(FM)	Faribault, MN	95.9	April 1, 2021
	KRFO(AM)	Owatonna, MN	1390	April 1, 2021
	KRFO-FM	Owatonna, MN	104.9	April 1, 2021
	K234DB(FX)(2)	Owatonna, MN	94.7	Construction Permit
	K250CD(FX)(2)	Faribault, MN	97.9	April 1, 2021
Flint, MI (#140)	WCRZ(FM)	Flint, MI	107.9	October 1, 2028
	WFNT(AM)	Flint, MI	1470	October 1, 2028
	WLCO(AM)	Lapeer, MI	1530	October 1, 2028
	WQUS(FM)	Lapeer, MI	103.1	October 1, 2028
	WRCL(FM)	Frankenmuth, MI	93.7	October 1, 2028
	WWBN(FM)	Tuscola, MI	101.5	October 1, 2028
Ft. Collins-Greeley, CO (#105)	KKPL(FM)	Cheyenne, WY	99.9	October 1, 2021
	KMAX-FM	Wellington, CO	94.3	April 1, 2021
	KTRR(FM)	Loveland, CO	102.5	April 1, 2021
	KUAD-FM	Windsor, CO	99.1	April 1, 2021
Grand Junction, CO (NR)	KEKB(FM)	Fruita, CO	99.9	April 1, 2021
	KBKL(FM)	Grand Junction, CO	107.9	April 1, 2021
	KMXY(FM)	Grand Junction, CO	104.3	April 1, 2021
	KKNN(FM)	Delta, CO	95.1	April 1, 2021
	KEXO(AM)	Grand Junction, CO	1230	April 1, 2021
	K243CP(FX)(2)	Grand Junction, CO	96.5	Construction Permit
Grand Rapids, MI (#68)	WFGR(FM)	Grand Rapids, MI	98.7	October 1, 2028
	WGRD-FM	Grand Rapids, MI	97.9	October 1, 2028
	WLHT-FM	Grand Rapids, MI	95.7	October 1, 2028
	WNWZ(AM)	Grand Rapids, MI	1410	October 1, 2028
	WTRV(FM)	Walker, MI	100.5	October 1, 2028
	W285FO(FX)(2)	Grand Rapids, MI	104.9	October 1, 2028
Kalamazoo, MI (#183)	WKFR-FM	Battle Creek, MI	103.3	October 1, 2028
	WKMI(AM)	Kalamazoo, MI	1360	October 1, 2028

	WRKR(FM)	Portage, MI	107.7	October 1, 2028
	W273AR(FX)(2)	Paw Paw, MI	102.5	October 1, 2028
Killeen-Temple, TX (#135)	KSSM(FM)	Copperas Cove, TX	103.1	August 1, 2021
	KUSJ(FM)	Harker Heights, TX	105.5	August 1, 2021
	KLTD(FM)	Temple, TX	101.7	August 1, 2021
	KTEM(AM)	Temple, TX	1400	August 1, 2021
	KOOC(FM)	Belton, TX	106.3	August 1, 2021
	K232FU(FX)(2)	Temple, TX	94.3	Construction Permit
Lafayette, LA (#112)	KPEL-FM	Breaux Bridge, LA	96.5	June 1, 2028
	KHXT(FM)	Erath, LA	107.9	June 1, 2028
	KMDL(FM)	Kaplan, LA	97.3	June 1, 2028
	KPEL(AM)	Lafayette, LA	1420	June 1, 2028
	KROF(AM)	Abbeville, LA	960	June 1, 2028
	KTDY(FM)	Lafayette, LA	99.9	June 1, 2028
	K277DQ(FX)(2)	Lafayette, LA	103.3	Construction Permit
Lake Charles, LA (#211)	KHLA(FM)	Jennings, LA	92.9	June 1, 2028
	KLCL(AM)	Lake Charles, LA	1470	June 1, 2028
	KJMH(FM)	Lake Arthur, LA	107.5	June 1, 2028
	KNGT(FM)	Lake Charles, LA	99.5	June 1, 2028
	KJEF(AM)	Jennings, LA	1290	June 1, 2028
	KTSR(FM)	De Quincy, LA	92.1	June 1, 2028
Lansing-East Lansing, MI (#127)	WFMK(FM)	East Lansing, MI	99.1	October 1, 2028
	WMMQ(FM)	East Lansing, MI	94.9	October 1, 2028
	WVFN(AM)	East Lansing, MI	730	October 1, 2028
	WITL-FM	Lansing, MI	100.7	October 1, 2028
	WJIM(AM)	Lansing, MI	1240	October 1, 2028
	WJIM-FM	Lansing, MI	97.5	October 1, 2028
Laramie, WY (NR)	KCGY(FM)	Laramie, WY	95.1	October 1, 2021
	KOWB(AM)	Laramie, WY	1290	October 1, 2021
Lawton, OK (NR)	KLAW(FM)	Lawton, OK	101.3	June 1, 2021
	KVRW(FM)	Lawton, OK	107.3	June 1, 2021
	KZCD(FM)	Lawton, OK	94.1	June 1, 2021
Lubbock, TX (#165)	KFMX-FM	Lubbock, TX	94.5	August 1, 2021
	KFYO(AM)	Lubbock, TX	790	August 1, 2021
	KKAM(AM)	Lubbock, TX	1340	August 1, 2021
	KKCL-FM	Lorenzo, TX	98.1	August 1, 2021
	KQBR(FM)	Lubbock, TX	99.5	August 1, 2021
	KZII-FM	Lubbock, TX	102.5	August 1, 2021
	K280GU(FX)(2)	Lubbock, TX	103.9	Construction Permit
Lufkin-Nacogdoches, TX (NR)	KVLL-FM	Wells, TX	94.7	August 1, 2021
	KYKS(FM)	Lufkin, TX	105.1	August 1, 2021
	KAFX-FM	Diboll, TX	95.5	August 1, 2021
	KSFA(AM)	Nacogdoches, TX	860	August 1, 2021
	KTBQ(FM)	Nacogdoches, TX	107.7	August 1, 2021
	K283CW(FX)(2)	Nacogdoches, TX	104.5	Construction Permit
Missoula, MT (NR)	KYSS-FM	Missoula, MT	94.9	April 1, 2021
	KGVO(AM)	Missoula, MT	1290	April 1, 2021

	KMPT(AM)	East Missoula, MT	930	April 1, 2021
	KBAZ(FM)	Hamilton, MT	96.3	April 1, 2021
	KLYQ(AM)	Hamilton, MT	1240	April 1, 2021
	KAMM-FM	Frenchtown, MT	101.5	April 1, 2021
	KENR(FM)	Superior, MT	107.5	April 1, 2021
	KENR-FM1(2)	Missoula, MT	107.5	April 1, 2021
	K251CH(FX)(2)	Seeley Lake, MT	98.1	April 1, 2021
	K252FP(FX)(2)	Missoula, MT	98.3	April 1, 2021
	K259DD(FX)(2)	East Missoula, MT	99.7	April 1, 2021
Monmouth-Ocean, NJ (#55)	WADB(AM)	Asbury Park, NJ	1310	June 1, 2022
	WCHR-FM	Manahawkin, NJ	105.7	June 1, 2022
	WJLK(FM)	Asbury Park, NJ	94.3	June 1, 2022
	WOBM(AM)	Lakewood Township, NJ	1160	June 1, 2022
	WOBM-FM	Toms River, NJ	92.7	June 1, 2022
	W281CK(FX)(2)	Lakewood Township, NJ	93.5	June 1, 2022
	W244EE(FX)(2)	Asbury Park, NJ	96.7	Construction Permit
New Bedford-Fall River, MA (NR)	WBSM(AM)	New Bedford, MA	1420	April 1, 2022
	WFHN(FM)	Fairhaven, MA	107.1	April 1, 2022
	W258DR(FX)(2)	New Bedford, MA	99.5	Construction Permit
Odessa-Midland, TX (#162)	KBAT(FM)	Monahans, TX	99.9	August 1, 2021
	KODM(FM)	Odessa, TX	97.9	August 1, 2021
	KNFM(FM)	Midland, TX	92.3	August 1, 2021
	KZBT(FM)	Midland, TX	93.3	August 1, 2021
	KMND(AM)	Midland, TX	1510	August 1, 2021
	K236CP(FX)(2)	Lubbock, TX	95.1	August 1, 2021
Oneonta, NY (NR)	WBKT(FM)	Norwich, NY	95.3	June 1, 2022
	WCHN(AM)	Norwich, NY	970	June 1, 2022
	WDHI(FM)	Delhi, NY	100.3	June 1, 2022
	W232AS(FX)(2)	Oneonta, NY	94.3	June 1, 2022
	WDLA(AM)	Walton, NY	1270	June 1, 2022
	WDLA-FM	Walton, NY	92.1	June 1, 2022
	WDOS(AM)	Oneonta, NY	730	June 1, 2022
	WIYN(FM)	Deposit, NY	94.7	June 1, 2022
	WKXZ(FM)	Norwich, NY	93.9	June 1, 2022
	W232AT(FX)(2)	Norwich, NY	94.3	June 1, 2022
	W257BE(FX)(2)	Hamilton, NY	99.3	June 1, 2022
	WSRK(FM)	Oneonta, NY	103.9	June 1, 2022
	WTBD-FM	Delhi, NY	97.5	June 1, 2022
	WZOZ(FM)	Oneonta, NY	103.1	June 1, 2022
Owensboro, KY (NR)	WBKR(FM)	Owensboro, KY	92.5	August 1, 2028
	WOMI(AM)	Owensboro, KY	1490	August 1, 2028
	W256CF(FX)(2)	Owensboro, KY	99.1	August 1, 2028
	W279DV(FX)(2)	Owensboro, KY	103.7	Construction Permit
Pittsfield, MA (NR)	WBEC(AM)	Pittsfield, MA	1420	April 1, 2022
	WBEC-FM	Pittsfield, MA	95.9	April 1, 2022
	WNAW(AM)	North Adams, MA	1230	April 1, 2022
	WSBS(AM)	Great Barrington, MA	860	April 1, 2022
	WUPE(AM)	Pittsfield, MA	1110	April 1, 2022
	WUPE-FM	North Adams, MA	100.1	April 1, 2022
	W231AK(FX)(2)	Great Barrington, MA	94.1	April 1, 2022

	W277CJ(FX)(2)	Pittsfield, MA	103.3	April 1, 2022
	W234DD(FX)(2)	North Adams, MA	94.7	April 1, 2022
Portland, ME (#99)	WBLM(FM)	Portland, ME	102.9	April 1, 2022
	WCYY(FM)	Biddeford, ME	94.3	April 1, 2022
	WHOM(FM)	Mount Washington, NH	94.9	April 1, 2022
	WJBQ(FM)	Portland, ME	97.9	April 1, 2022
Portsmouth-Dover-Rochester, NH (#122)	WSHK(FM)	Kittery, ME	105.3	April 1, 2022
	WOKQ(FM)	Dover, NH	97.5	April 1, 2022
	WSAK(FM)	Hampton, NH	102.1	April 1, 2022
	WPKQ(FM)	North Conway, NH	103.7	April 1, 2022
	W250AB(FX)(2)	Manchester, NH	97.9	April 1, 2022
Poughkeepsie, NY (#167)	WRRB(FM)	Arlington, NY	96.9	June 1, 2022
	WCZX(FM)	Hyde Park, NY	97.7	June 1, 2022
	WPDA(FM)	Jeffersonville, NY	106.1	June 1, 2022
	WKXP(FM)	Kingston, NY	94.3	June 1, 2022
	WRRV(FM)	Middletown, NY	92.7	June 1, 2022
	WEOK(AM)	Poughkeepsie, NY	1390	June 1, 2022
	WPDH(FM)	Poughkeepsie, NY	101.5	June 1, 2022
	WZAD(FM)	Wurtsboro, NY	97.3	June 1, 2022
	W239AC(FX)(2)	Middletown, NY	95.7	June 1, 2022
Presque Isle, ME (NR)	WBPW(FM)	Presque Isle, ME	96.9	April 1, 2022
	WOZI(FM)	Presque Isle, ME	101.9	April 1, 2022
	WQHR(FM)	Presque Isle, ME	96.1	April 1, 2022
Quad Cities, IA-IL (#155)	KJOC(FM)	Bettendorf, IA	93.5	February 1, 2029
	KBOB(AM)	Davenport, IA	1170	February 1, 2029
	KIIK-FM	De Witt, IA	104.9	February 1, 2029
	WXLP(FM)	Moline, IL	96.9	December 1, 2028
	KBEA-FM	Muscatine, IA	99.7	February 1, 2029
	K281DB(FX)(2)	Davenport, IA	104.1	Construction Permit
Quincy, IL-Hannibal, MO (NR)	KHMO(AM)	Hannibal, MO	1070	February 1, 2029
	KICK-FM	Palmyra, MO	97.9	February 1, 2029
	KRRY(FM)	Canton, MO	100.9	February 1, 2029
	WLIQ(AM)	Quincy, IL	1530	December 1, 2028
Richland-Kennewick-Pasco, WA (NR)	KEYW(FM)	Pasco, WA	98.3	February 1, 2022
	K254DP(FX)(2)	Pasco, WA	98.7	February 1, 2022
	KFLD(AM)	Pasco, WA	870	February 1, 2022
	KOLW(FM)	Basin City, WA	97.5	February 1, 2022
	KORD-FM	Richland, WA	102.7	February 1, 2022
	KXRX(FM)	Walla Walla, WA	97.1	February 1, 2022
Rochester, MN (#212)	KFIL-FM	Chatfield, MN	103.1	April 1, 2021
	KFIL(AM)	Preston, MN	1060	April 1, 2021
	KDOC-FM	Eyota, MN	103.9	April 1, 2021
	KOLM(AM)	Rochester, MN	1520	April 1, 2021
	KROC(AM)	Rochester, MN	1340	April 1, 2021
	KROC-FM	Rochester, MN	106.9	April 1, 2021
	KWWK(FM)	Rochester, MN	96.5	April 1, 2021
	KDCZ(FM)	St. Charles, MN	107.7	April 1, 2021
	KFNL-FM	Spring Valley, MN	104.3	April 1, 2021

	KYBA(FM)	Stewartville, MN	105.3	April 1, 2021
	K285EL(FX)(2)	Rochester, MN	104.9	April 1, 2021
	K293CV(FX)(2)	Rochester, MN	106.5	April 1, 2021
	K245CX(FX)(2)	Rochester, MN	96.9	April 1, 2021
Rockford, IL (#161)	WXXQ(FM)	Freeport, IL	98.5	December 1, 2028
	WKGL-FM	Loves Park, IL	96.7	December 1, 2028
	WROK(AM)	Rockford, IL	1440	December 1, 2028
	WZOK(FM)	Rockford, IL	97.5	December 1, 2028
	W241DF(FX)(2)	Rockford, IL	96.1	Construction Permit
San Angelo, TX (#245)	KELI(FM)	San Angelo, TX	98.7	August 1, 2021
	KGKL(AM)	San Angelo, TX	960	August 1, 2021
	KGKL-FM	San Angelo, TX	97.5	August 1, 2021
	KKCN(FM)	Ballinger, TX	103.1	August 1, 2021
	KKCN-FM1(2)	San Angelo, TX	103.1	August 1, 2021
	KNRX(FM)	Sterling City, TX	96.5	August 1, 2021
	KNRX-FM1(2)	San Angelo, TX	96.5	August 1, 2021
Sedalia, MO (NR)	KSDL(FM)	Sedalia, MO	92.3	February 1, 2029
	KSIS(AM)	Sedalia, MO	1050	February 1, 2029
	KXKX(FM)	Knob Noster, MO	105.7	February 1, 2029
Shelby, MT (NR)	KSEN(AM)	Shelby, MT	1150	April 1, 2021
	KZIN-FM	Shelby, MT	96.7	April 1, 2021
Shreveport, LA (#146)	KEEL(AM)	Shreveport, LA	710	June 1, 2028
	KXKS-FM	Shreveport, LA	93.7	June 1, 2028
	KRUF(FM)	Shreveport, LA	94.5	June 1, 2028
	KVKI-FM	Shreveport, LA	96.5	June 1, 2028
	KWKH(AM)	Shreveport, LA	1130	June 1, 2028
	KTUX(FM)	Carthage, TX	98.9	August 1, 2021
	K269GO(FX)(2)	Shreveport, LA	101.7	June 1, 2028
	K277DO(FX)(2)	Shreveport, LA	103.3	Construction Permit
Sioux Falls, SD (#179)	KSOO(AM)	Sioux Falls, SD	1000	April 1, 2021
	KKLS-FM	Sioux Falls, SD	104.7	April 1, 2021
	KIKN-FM	Salem, SD	100.5	April 1, 2021
	KXRB(AM)	Sioux Falls, SD	1140	April 1, 2021
	KKRC-FM	Sioux Falls, SD	97.3	April 1, 2021
	KYBB(FM)	Canton, SD	102.7	April 1, 2021
	KXRB-FM	Brandon, SD	100.1	April 1, 2021
	KSOO-FM	Lennox, SD	99.1	April 1, 2021
	K245DH(FX)(2)	Sioux Falls, SD	96.9	Construction Permit
	K272FZ(FX)(2)	Sioux Falls, SD	102.3	Construction Permit
St. Cloud, MN (#184)	KLZZ(FM)	Waite Park, MN	103.7	April 1, 2021
	KMXK(FM)	Cold Spring, MN	94.9	April 1, 2021
	KXSS(AM)	Waite Park, MN	1390	April 1, 2021
	KZRV(FM)	Sartell, MN	96.7	April 1, 2021
	WJON(AM)	St. Cloud, MN	1240	April 1, 2021
	WWJO(FM)	St. Cloud, MN	98.1	April 1, 2021

	W230DG(FX)(2)	Waite Park, MN	93.9	Construction Permit
	W237EU(FX)(2)	St. Cloud, MN	95.3	April 1, 2021
Texarkana, TX-AR (NR)	KKYR-FM	Texarkana, TX	102.5	August 1, 2021
	KOSY(AM)	Texarkana, AR	790	June 1, 2028
	KPWW(FM)	Hooks, TX	95.9	August 1, 2021
	KYGL(FM)	Texarkana, AR	106.3	June 1, 2028
	KMJI(FM)	Ashdown, AR	93.3	June 1, 2028
	K298DB(FX)(2)	Texarkana, AR	107.5	Construction Permit
Trenton, NJ (#152)	WKXW(FM)	Trenton, NJ	101.5	June 1, 2022
	WCHR(AM)	Flemington, NJ	1040	June 1, 2022
	WNJE(AM)	Trenton, NJ	920	June 1, 2022
	WPST(FM)	Trenton, NJ	94.5	June 1, 2022
Tuscaloosa, AL (#205)	WQRR(AM)	Reform, AL	101.7	April 1, 2028
	WFFN(FM)	Coaling, AL	95.3	April 1, 2028
	WTBC(AM)	Tuscaloosa, AL	1230	April 1, 2028
	WTSK(AM)	Tuscaloosa, AL	790	April 1, 2028
	WTUG-FM	Northport, AL	92.9	April 1, 2028
	W261BT(FX)(2)	Tuscaloosa, AL	100.1	April 1, 2028
	W265CG(FX)(2)	Tuscaloosa, AL	100.9	April 1, 2028
	W227DD(FX)(2)	Brent, AL	93.3	April 1, 2028
	WALJ(FM)	Northport, AL	105.1	April 1, 2028
Twin Falls-Sun Valley, ID (NR)	KEZJ-FM	Twin Falls, ID	95.7	October 1, 2021
	KLIX(AM)	Twin Falls, ID	1310	October 1, 2021
	KLIX-FM	Twin Falls, ID	96.5	October 1, 2021
	KSNQ(FM)	Twin Falls, ID	98.3	October 1, 2021
	K241DD(FX)(2)	Twin Falls, ID	96.1	Construction Permit
Tyler-Longview, TX (#141)	KISX(FM)	Whitehouse, TX	107.3	August 1, 2021
	KNUE(FM)	Tyler, TX	101.5	August 1, 2021
	KTYL-FM	Tyler, TX	93.1	August 1, 2021
	KKTX-FM	Kilgore, TX	96.1	August 1, 2021
Utica/Rome, NY (#172)	WFRG-FM	Utica, NY	104.3	June 1, 2022
	WIBX(AM)	Utica, NY	950	June 1, 2022
	WLZW(FM)	Utica, NY	98.7	June 1, 2022
	WOUR(FM)	Utica, NY	96.9	June 1, 2022
	WODZ-FM	Rome, NY	96.1	June 1, 2022
	W295DI(FX)(2)	Utica, NY	106.9	Construction Permit
Victoria, TX (NR)	KIXS(FM)	Victoria, TX	107.9	August 1, 2021
	KLUB(FM)	Bloomington, TX	106.9	August 1, 2021
	KQVT(FM)	Victoria, TX	92.3	August 1, 2021
	KTXN-FM(1)(2)	Victoria, TX	98.7	August 1, 2021
Waterloo-Cedar Falls, IA (#230)	KOEL(AM)	Oelwein, IA	950	February 1, 2029
	KOEL-FM	Oelwein, IA	92.3	February 1, 2029
	KKHQ-FM	Cedar Falls, IA	98.5	February 1, 2029
	KCRR(FM)	Grundy Center, IA	97.7	February 1, 2029
Wichita Falls, TX (#237)	KBZS(FM)	Wichita Falls, TX	106.3	August 1, 2021

	KNIN-FM	Wichita Falls, TX	92.9	August 1, 2021
	KWFS(AM)	Wichita Falls, TX	1290	August 1, 2021
	KWFS-FM	Wichita Falls, TX	102.3	August 1, 2021
	K242DG(FX)(2)	Wichita Falls, TX	96.9	August 1, 2021
Yakima, WA (NR)	KATS(FM)	Yakima, WA	94.5	February 1, 2022
	KDBL(FM)	Toppenish, WA	92.9	February 1, 2022
	KFFM(FM)	Yakima, WA	107.3	February 1, 2022
	KIT(AM)	Yakima, WA	1280	February 1, 2022
	KMGW(FM)	Naches, WA	99.3	February 1, 2022
	KUTI(AM)	Yakima, WA	1460	February 1, 2022
	K232CV(FX)(2)	Ellensburg, WA	94.3	February 1, 2022
	K267CV(FX)(2)	Yakima, WA	101.3	Construction Permit

(1) Townsquare Media Victoria, LLC programs KTXN-FM pursuant to an LMA.

(2) Our station count of 322 excludes the booster, LMA and TBA stations, as well as FM translators listed above. “(FX)” is used to identify FM translator stations. The “FM1” suffix after a call sign means the station is a booster station, rebroadcasting the programming of the station listed above it with the same four-letter call sign.

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

The following interests generally are not attributable:

1.debt instruments, non-voting stock, and options and warrants for voting stock, partnership interests, or membership interests that have not yet been exercised; Non-voting equity and debt interests which, in the aggregate, constitute more than 33.0% of a radio station’s “enterprise value” (which consists of the total equity and debt capitalization) are considered attributable in certain circumstances;

2.limited partnership or limited liability company membership interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified in FCC rules; and

3.holders of less than 5.0% of an entity’s voting stock.

    In November 2017, as part of its periodic review of broadcast ownership rules required by the Communications Act, the FCC adopted an Order on Reconsideration and Notice of Proposed Rulemaking (“Order”) addressing its ownership rules. The Order eliminated the newspaper/broadcast cross-ownership prohibition, including the ban on common ownership of newspapers and radio stations within the same market. The Order also eliminated the radio/television cross-ownership rule. However, on September 23, 2019, a three-judge panel of the U.S. Court of Appeals for the Third Circuit overturned the FCC’s 2017 decision and sent the proceeding back to the FCC for further consideration.  On November 20, 2019, the full Third Circuit denied requests for rehearing en banc of the three-judge panel’s September decision. On December 20, 2019, the FCC issued an order stating that certain rules that the FCC eliminated in 2017 were now reinstated as a result of the Third Circuit decision, including the newspaper/broadcast cross-ownership prohibition and the radio/television cross-ownership rule. In the meantime, the FCC and some industry groups asked the U.S. Supreme Court to review the Third Circuit decision. On October 2, 2020 the Supreme Court agreed to accept the case for review. Following that Supreme Court action, briefs were submitted by the various parties and the Supreme Court held oral argument on January 19, 2021. The Supreme Court is expected to decide the case during April 2021.

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

    Under the Communications Laws, a radio station owner that sells more than 15.0% of the weekly advertising time of another radio station in the same market will be attributed with the ownership of that other station. In that situation, a station cannot have a JSA with another station in the same market if the FCC’s ownership rules would otherwise prohibit common ownership of the radio stations.

Antitrust and Market Concentration Considerations

    Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”), either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the radio stations to be acquired is above a certain threshold that increases periodically ($92.0 million, effective March 4, 2021). Our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire additional radio stations in its existing markets or multiple radio stations in new markets and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain radio stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35.0% of local radio advertising revenue, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35.0% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35.0% share of radio advertising revenue in many of our markets.

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

SUMMARY RISK FACTORS

The following is a summary of the principal risks that make an investment in our company speculative or risky, all of which are more fully described in the Risk Factors section below. This summary should be read in conjunction with the Risk Factors section and should not be relied upon as an exhaustive summary of the material risks facing our business.

We face risks and uncertainties related to the COVID-19 pandemic and the measures taken to contain it have had a material adverse effect on our business and revenues to date and may have a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity in the future.

We are also subject to risks and uncertainties related to general economic conditions and our business, many of which are beyond our control, including that:

•Decreased spending by advertisers, decline in attendance of our live events and changes in the economy may have a material adverse effect on our business.

•Our business, financial condition and results of operations may be adversely affected if we are unable to acquire certain broadcast rights or our broadcast rights contracts are not renewed on sufficiently favorable terms.

•Our results are dependent on radio advertising revenue, which can vary from even to odd-numbered years based on the volatility and unpredictability of political advertising revenue.

•If we are unable to retain our digital audience, our business will be adversely affected.

•Our digital businesses are dependent on technology and technical and sales talent.

•The rates we charge for in-stream and mobile advertisements are currently less than those we charge for terrestrial radio advertisements.

•The failure or destruction of transmitter and other facilities that we depend upon to distribute our content could materially adversely affect our business, financial condition and results of operations.

•We may lose key on-air talent to competing radio stations or other types of media competitors. Our success is also dependent upon audience acceptance of our content, particularly our radio programs and live events, which is difficult to predict.

•Increases in or new royalties could adversely impact our business, financial condition and results of operations.

•Our substantial indebtedness could have an adverse impact on us.

•We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks, pandemics or natural disasters.

•Capital requirements necessary to operate our business or consummate acquisitions could pose risks.

We also face risks and uncertainties related to our industry and competition, including that:

•We may lose audience ratings, market share and advertising revenue to competing radio stations or other types of media competitors.

•To remain competitive, we must respond to changes in technology, services and standards that characterize our industry.

•Our future revenue and earnings growth will be significantly impacted by our digital lines of business, which are subject to significant competition and rapidly changing technology.

•We face intense competition in the live events industry, and we may not be able to maintain or increase our current revenue, which could adversely affect our business, financial condition and results of operations.

Additionally, we are subject to risks related to our acquisitions, such as:

•Due to various market and financial conditions, we may not be able to successfully complete future acquisitions or future dispositions of our radio stations.

We are also subject to risks related to our financial reporting and accounting, including the material weaknesses in our internal control over financial reporting we identified and the risks posed by potential future asset impairment of our FCC licenses and/or goodwill.

We are also subject to risks and uncertainties related to technology that may also affect our business, including that:

•New technologies could block our ads, which would harm our business.

•A security breach or a cyber-attack could adversely affect our business.

Our business depends upon licenses issued by and is subject to the rules and regulations of the FCC and other government entities, and our business is subject to risks associated therewith, including that:

•Our business depends upon licenses issued by the FCC, and if licenses were not renewed or we were to be out of compliance with FCC regulations and policies, our business could be materially impaired.

•The FCC has been vigorous in its enforcement of its rules and regulations, including its indecency and sponsorship identification rules, violations of which could have a material adverse effect on our business.

Our status as a smaller reporting company may subject us and our stockholders to certain risks.

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

Risks Related to COVID-19

The impact of the COVID-19 pandemic, or the impact of any future pandemic, is uncertain and difficult to predict, but the COVID-19 pandemic and the measures taken to contain it has had a material adverse effect on our business and revenues to date and may have a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity in the future.

The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to timing of stabilization and recovery. Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic in 2020. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen, including, but not limited to:

•advertising revenue makes up the majority of our revenue, and, like other broadcast companies and similar businesses that depend on advertising spend, we have experienced, and may continue to experience, a significant decline in this revenue stream;

•as a result of the COVID-19 pandemic, we have been forced to postpone or cancel a large number of our live events, which has had, and may continue to have, a significant negative impact on our live events revenue;

•the COVID-19 pandemic has resulted in significantly reduced U.S. economic activity and significantly increased unemployment since early March, which could lead to a prolonged economic recession; consumer discretionary spending has been significantly curtailed and may worsen, all of which adversely impacts our customers’ businesses, financial condition, and liquidity and therefore our ability to sell advertising and our other products and services at acceptable rates or at all;

•even when certain government and regulatory restrictions are lifted, consumer discretionary spending, attendance at live events and customer advertising may continue to be challenged due to fear, uncertainty and the increased challenges for businesses to re-start. Any prolonged reduction in actual revenues and anticipated reduction in projected revenues may require us to evaluate our intangible assets or goodwill for impairment;

•the potential negative impact on the health of our employees, particularly if a significant number of them are impacted, could affect our ability to ensure business continuity during the period of disruption related to the pandemic and could increase our health benefits expense. The outbreak has forced many of our on-site and management office employees to work remotely, which may adversely impact our ability to effectively manage our business and maintain our financial reporting processes and related controls, as well as introduce operational risk, including an increased vulnerability to potential cyber security attacks;

•the financial markets and our stock price have also been adversely impacted by the COVID-19 pandemic, and the negative financial impact of the COVID-19 pandemic could result in difficulty accessing debt or equity capital on attractive terms, or at all, funding business operations, complying with the covenants and obligations under any existing or future debt, including meeting required payments of principal and interest or repaying outstanding debt, as well as negatively affect our credit rating, and could present similar difficulties to our clients as well as challenging their ability to meet their payment obligations to us and our and their ability to comply with our agreements;

•as a result of the impact of the COVID-19 pandemic on our business and cash flows, our board of directors has determined to cease payment of quarterly cash dividends. The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount, and composition of any such future dividends, will continue to be at the sole discretion of our board of directors and will depend on our earnings, liquidity, financial condition, capital requirements, contractual prohibitions, or other limitations under our debt, state law and such other factors as our board of directors deems relevant; and

•our operations have been affected by the COVID-19 pandemic. We have taken actions, including significantly reducing our non-essential capital expenditures, reducing our workforce and other wage reduction efforts, and we continue to evaluate opportunities for managing our operating expenses and conserving our financial resources. Our future strategies, prospects and plans for growth may also be negatively impacted by the COVID-19 pandemic.

    Taken individually, or together in any combination, the above could cause a material adverse effect on our business, financial condition, results of operations, and liquidity, although the extent of the potential effect will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), the actions taken to mitigate the impact of the virus, including the distribution and effectiveness of vaccines, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others. Further, many of the Risk Factors described in this report are more likely to occur and be further intensified as a result of the impact of the COVID-19 pandemic.

Risks Related to Economic Conditions and Our Business

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

    The acquisition of broadcast rights is highly competitive, and we may be adversely impacted by certain exclusive content rights held by our competitors. We sometimes enter into broadcast rights contracts in the ordinary course of business for both the acquisition and distribution of media content and products, including contracts for both the acquisition and distribution of content rights for sporting events and other programs, and contracts relating to content produced by third parties on our radio stations. If we are unable to renew these contracts, as they expire, on acceptable terms, we may lose these rights, the related content and the related revenue. Even if these contracts are renewed, the cost of obtaining content rights may increase (or increase at faster rates than in the past) or the revenue from distribution of content may be reduced (or increase at slower rates than in the past). The impact of broadcast rights contracts and the terms of the contracts on our results will depend on a number of factors beyond our control, including the strength of advertising markets, effectiveness of marketing efforts, the size of audiences, and the related contract expenses and costs. There can be no assurance that revenue from content based on these rights will exceed the cost of the rights plus the other costs of producing and distributing the content.

Our results are dependent on radio advertising revenue, which can vary from even to odd-numbered years based on the volatility and unpredictability of political advertising revenue.

    Approximately 4.3% and 0.7% of our net revenue for the years ended December 31, 2020 and 2019, respectively, consisted of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years and especially the years in which the U.S. President is elected, has the potential to create fluctuations in our operating results on a year-to-year basis. For example, during 2020, we had political advertising revenue of $16.0 million, as compared to $3.1 million in 2019. In addition, political advertising revenue is dependent on the level of political ad spend and competitiveness of local, state and national elections within each local market.

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

We have a significant amount of indebtedness. As of December 31, 2020, we had $543.4 million of outstanding indebtedness, net of deferred financing costs of $2.4 million, with annual cash interest expense requirements of approximately $28.5 million which represented 89.5% of cash flow from operating activities for continuing operations. On January 6, 2021, we completed the sale of $550.0 million aggregate principal amount 6.875% senior secured notes due 2026 (the “2026 Notes”) at an issue price of 100.0%. The Company used the net proceeds from the 2026 Notes Offering to repay the term loans under our Senior Secured Credit Facility (the “Term Loans”) and to redeem all of our 6.5% Unsecured Senior Notes (the “2023 Notes”). Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We may incur substantial additional amounts of indebtedness, as well as incur significant non-debt obligations, which could further exacerbate the risks associated with such indebtedness. Our substantial indebtedness could have other significant effects on our business.

For example, it could:

•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;

•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•restrict us from taking advantage of opportunities to grow our business;

•make it more difficult to satisfy our financial obligations;

•place us at a competitive disadvantage compared to our competitors that have less debt obligations; and

•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, the execution of our own business strategy or other general corporate purposes on satisfactory terms or at all.

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

    Interest is payable on the 2026 Notes semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on August 1, 2021. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of the agreements governing our indebtedness, and, as a result, we could be forced into bankruptcy or liquidation.

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

Risks Related to Our Industry and Competition

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

Various new media technologies and services have been or are being developed or introduced, including:

•satellite-delivered digital audio radio service, which resulted in subscriber-based satellite radio services with numerous niche formats;

•audio content by cable systems, direct-broadcast satellite systems, personal communications systems, content available over the internet and other digital audio broadcast formats;

•in-band on-channel digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•Low-Power FM radio stations, which are non-commercial FM radio broadcast outlets, that serve small, localized areas;

•applications that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements (e.g. podcasts);

•iPhone/iPod/iPad and similar mobile devices;

•gaming consoles, in-home entertainment and enhanced automotive platforms;

•voice activated smart speakers; and

•streaming internet services such as Spotify and Pandora.

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

Our future revenue and earnings growth will be significantly impacted by our digital lines of business.

    We invest significant capital and employee resources in Townsquare Interactive, our digital marketing solutions business, and Townsquare Ignite, our programmatic digital advertising business. These digital business lines are subject to significant competition, rapidly changing technology, and evolving standards. As we continue to grow these lines of business and to expand into new markets, we will also face new sources of competition, including, in certain of these markets, from companies with longer operating histories, established customer bases, greater brand recognition and more financial, technical, marketing, and related resources. We will need to cultivate new relationships with customers, third party providers and other partners in each of these markets. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures. In addition, there can be no assurance that our digital technologies we use or develop will be adequate, or that we will be able to establish our proprietary right to the technologies we rely upon.

    The ability to grow Townsquare Interactive depends in large part on maintaining and expanding our subscriber base. To do so, we must convince prospective subscribers of the benefits of our technology platform and existing subscribers of the continuing value of our products and services. Most of our contracts with subscribers are terminable upon short or no notice. The digital marketing solutions sector is highly competitive. We believe our solutions are well positioned to serve the SMBs in the small and mid-sized markets upon which we focus. However, if our net subscriber base decreases, our business, financial condition and operating results will be adversely affected.

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

Risks Related to Acquisitions

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

The FCC requirements include:

•approval of license assignments and transfers;

•limits on the number of radio stations a broadcaster may own in a given local market; and

•other rules and policies, such as the ownership attribution rules, that could limit our ability to acquire radio stations in certain markets where one or more of our stockholders, officers or directors have other media interests.

•The antitrust regulatory requirements include:

•filings with the DOJ and the FTC under the HSR Act, where applicable;

•expiration or termination of any applicable waiting period under the HSR Act; and

•possible review by the DOJ or the FTC of antitrust issues under the HSR Act or otherwise.

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

Our acquisition strategy involves numerous other risks, including risks associated with:

•identifying acquisition candidates, competing for such acquisitions and negotiating definitive purchase agreements on satisfactory terms, and the related costs of these activities;

•integrating operations, systems, and other internal controls, and managing a large and geographically diverse group of assets;

•unsatisfactory returns on investment or an inability to achieve anticipated synergies on a timely basis or at all;

•diverting our management’s attention from other business concerns;

•entry into new markets and geographic areas where we have limited or no experience;

•retaining key employees, customers, suppliers or other third party relationships of the acquired businesses;

•assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify;

•non-cash impairment charges or other accounting charges relating to the acquired assets;

•tax costs or inefficiencies; and

•a diminishing number of properties available for sale in appropriately sized and located markets.

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

Due to various market and financial conditions, we may not be able to successfully complete future acquisitions or future dispositions of our radio stations, or achieve the related benefits we anticipate.

    We pursue strategic acquisitions when such acquisitions are strategic and financially additive and meet our overall business needs. We engage in strategic sales of our assets from time to time, as it makes financial sense to do so and meets our overall business needs. We have also been required by the FCC to divest radio stations. However, due to financial and economic market conditions, both in the radio industry and in the overall U.S. economy, as well as antitrust, FCC and other regulatory requirements, our consummation of future acquisitions or dispositions, including those requiring radio station divestitures, is uncertain and may be difficult. In addition, we cannot be certain that we will be able to successfully integrate any recent or future acquisitions or manage the resulting business effectively, or that any acquisition or disposition will achieve the benefits that we anticipate.

Risks Related to Our Financial Reporting and Accounting

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

We were previously an emerging growth company and our auditor previously was not required to make a formal assessment of the effectiveness of our internal control over financial reporting in our 2018 Annual Report. Because we ceased to be an “emerging growth company” as of the end of the year ended December 31, 2019 and are not a non-accelerated filer, we are now subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting for the first time in our Annual Report for the year ended December 31, 2019, and again in this Annual Report, among additional requirements.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 and concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to the material weaknesses described under “Item 9A. Controls and Procedures” in this Annual Report. For similar reasons, management also concluded our disclosure controls and procedures were not effective as of December 31, 2020. We have taken and continue to take steps to remediate our material weaknesses.

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

We identified certain misstatements to our previously issued financial statements and previously restated certain of our consolidated financial statements, which has created additional risks and uncertainties that may have a material adverse effect on our business, financial position and results of operations.

In our Annual Report on Form 10-K for the year ended December 31, 2019, we restated our previously issued consolidated financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017, and restated our unaudited quarterly financial data of the first three quarters of the year ended December 31, 2019, and each quarter of the year ended December 31, 2018. We had concluded that these previous periods should be restated to correct; (i) an error in the projected cash flows that were utilized in our FCC license valuation model, which resulted in the understatement of specified impairment charges, (ii) the tax treatment of the loss on the 2018 sale of North American Midway Entertainment, (iii) recognizing a valuation allowance against our federal net operating loss carryforwards, (iv) the elimination of deferred tax assets related to stock-based compensation and (v) the calculation of basic loss per common share and the related impacts to our consolidated financial statements.
As a result of these errors and the restatement, we became subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses. We may become subject to legal proceedings brought by regulatory or governmental authorities, or subject to other legal proceedings, as a result of the errors or the related restatement, which could result in a loss of investor confidence and other reputational harm, the loss of key employees, additional defense and other costs. Any of the foregoing impacts, individually or in aggregate, may have a material adverse effect on our business, financial position and results of operations.

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

    As of December 31, 2020, our FCC licenses and goodwill comprised approximately 36.0% and 20.6% of our consolidated total assets, respectively. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. The fair value measurements for both our goodwill and indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.

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

     Refer to Note 7, Goodwill and Other Intangible Assets for additional information.

Risks Related to Technology

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

Risks Related to Governmental Regulation and Legislation

Our business depends upon licenses issued by the FCC, and if licenses are not renewed or we are out of compliance with FCC regulations and policies, our business could be materially impaired.

    The radio industry is subject to extensive regulation by the FCC under the Communications Act. Our radio stations depend upon maintaining their broadcasting licenses issued by the FCC, which are currently issued for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, the FCC granted all of the license renewal applications that were filed for our radio stations. Our latest license renewal cycle began in 2019. We cannot be certain that our current or future license renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our business, financial condition and results of operations, result in material impairment and adversely affect our liquidity and financial condition. If any of our FCC licenses are not renewed, it would prevent us from operating the affected radio station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a radio station license while a renewal application for that radio station is pending. In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on our operations and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our business. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our business, financial condition and results of operations. For further details on federal regulation of radio broadcasting, see “Business-Federal Regulation of Radio Broadcasting.”

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

Furthermore, in recent years the FCC has increased its enforcement of regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement is broadcast.

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

The information we collect and process is of increasing business importance and new or changing federal, state or international privacy legislation or regulation create uncertainty for our continued use of the information we collect and process.

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

    We are subject to federal, state and international data protection and privacy laws and regulations that require us to comply with specific consumer protection, information security and data protection and privacy requirements. The legal and regulatory landscape continues to evolve, with new laws being enacted or coming into force. Additionally, we are now required to comply with the CCPA, which requires us to update both our internal and external policies and procedures to meet our compliance obligations under CCPA. Compliance with CCPA may require that we change or amend activities that involve personal information, which may impact business operations or our ability to effectively use personal information in our control. Furthermore, as mentioned under “— Our engagement of third party service providers increases our exposure to security and data privacy risks” above, such requirements include allowing consumers to limit our use of their personal information, or delete it entirely.

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

Risks Related to Our Smaller Reporting Company Status

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

General Risk Factors

The public market for our Class A Common Stock may be volatile.

    We cannot assure you that the market price of our Class A common stock will not fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under “Risks Related to Economic Conditions and Our Business” and the following:

•our announcement of earnings or operational guidance or changes to such guidance;

•changes in financial estimates by any securities analysts who follow our Class A common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our Class A common stock;

•publications of research reports about us or the industries in which we compete, and downgrades by any securities analysts who follow our Class A common stock or such industries;

•future sales or buybacks of our common stock by us, significant stockholders or our other affiliates;

•market conditions or trends in our industry or the economy as a whole and, in particular, in the advertising sales environment;

•investors’ perceptions of our prospects;

•announcements by us or our competitors of significant contracts, acquisitions, joint ventures or capital commitments; and

•changes in key personnel.

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

Our certificate of incorporation and bylaws contain provisions that may delay, discourage or prevent a merger or acquisition that a stockholder may consider favorable. As a result, stockholders may be limited in their ability to obtain a premium for their shares.

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

    As of December 31, 2020, we owned 46 facilities containing broadcast studios and 282 towers in our 67 markets. Where we do not own studios or towers, we lease these facilities. In addition, we lease various office facilities across the U.S. for our corporate, digital marketing solutions, and e-commerce operations, including a space in Purchase, New York for our principal corporate office. We also lease venues to host our live events from time to time.

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

Item 3. Legal Proceedings

    There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the year ended December 31, 2020. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Holders

    On March 11, 2021 the Company had 156 Class A common stockholders of record, 4 Class B common stockholders of record and 2 Class C common stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

    In 2018 the Company paid its first cash dividend of $0.075 per share, and has paid equivalent dividends on a quarterly basis through the second quarter of 2020. Each quarterly dividend payment was approximately $2.1 million in the aggregate. The final dividend payment was made to shareholders of record as of April 2, 2020 on May 15, 2020. Due to the economic circumstances and uncertainty created by the COVID-19 pandemic, our board of directors determined to cease payment of quarterly cash dividends following the May 2020 dividend payment. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant.

    In addition, since we are a holding company, substantially all of the assets shown on our Consolidated Balance Sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends largely depend upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us.

Recent Sale of Unregistered Securities

    None.

Issuer Purchase of Equity Securities

There were no repurchases of our common stock during the quarter ended December 31, 2020.

On January 24, 2021,the Company entered into a stock repurchase agreement with certain affiliates of Oaktree Capital Management L.P. (“Oaktree”) to repurchase 606,484 shares of the Company’s Class A common stock, par value $0.01 per shares, 2,151,373 shares of the Company’s Class B common stock, par value $0.01 per share, and 7,242,143 warrants to purchase Class A Common Stock, or such greater number of securities as the Company may elect. On March 9, 2021, the repurchase was consummated and the Company elected to repurchase all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants for an aggregate purchase price of $80.4 million, or $6.40 per security.

In connection with the closing under the stock repurchase agreement, on March 8, 2021, the Company and Oaktree entered into a settlement agreement (the “Settlement Agreement”), pursuant to which, among other things, the Company agreed to pay $4.5 million to Oaktree as follows: (i) $1.5 million on April 1, 2021; (ii) $1.0 million on July 1, 2021; (iii) $1.0 million on October 1, 2021; and (iv) $1.0 million on November 10, 2021. The Settlement Agreement also includes customary mutual releases from claims, demands, and damages related to the stock repurchase agreement.

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

OUR BUSINESS

    Townsquare is a community-focused digital media, digital marketing solutions and radio company focused outside the Top 50 markets in the U.S. We own and operate 322 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing subscription business (Townsquare Interactive) providing websites, search engine optimization, social platforms and online reputation management for approximately 22,750 small to medium sized businesses, a proprietary digital programmatic advertising technology with an in-house demand and data management platform (Townsquare Ignite), an e-commerce offering, and we own and operate numerous local live events each year. Many of our radio stations are considered market leaders and we also participate in the digital, mobile, video and social media arena. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, we create, promote and produce a diverse range of live events, including, concerts, expositions and other experiential events within and beyond our radio markets.

    Our integrated and diversified product and service offerings enable local, regional and national advertisers to target audience engagement across multiple platforms, including on-air, online and at live events. Advertising revenue for our businesses is highly correlated to changes in gross domestic product (“GDP”) as dollars spent on advertising has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of January 28, 2021, U.S. GDP decreased 3.5% for the year ended December 31, 2020. We believe our product and service offerings, combined with our leading market position in small and mid-sized markets, enable us to generate higher total net revenue per audience member than radio station owners focused on larger markets.

    Our primary sources of net revenue are the sale of advertising on our radio stations, owned and operated websites, radio stations’ online streams and mobile applications. Our sales of advertisements are primarily affected by the demand for advertising from local, regional and national advertisers and the advertising rates we charge. Advertising demand and rates are based primarily on our ability to attract audiences to our various products in the demographic groups targeted by advertisers, as measured principally by various services on a periodic basis. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations and websites helps to insulate our radio stations and websites from the effects of changes in musical tastes of the public with respect to any particular format. We believe that the sale of our online and mobile advertisements, which currently have rates per advertisement that are less than those of terrestrial radio advertisements, has not negatively impacted our terrestrial radio advertising net revenue. Should a significant and sudden shift in demand for these products toward online and mobile occur, there could be a material adverse impact on our financial condition and results of operations if we are unable to increase rates accordingly. However, we believe that as a result of our strong brands and high quality online and mobile offerings we are well positioned to increase rates as demand increases for these products.

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

    Our most significant expenses are sales personnel, programming, digital development, marketing and promotional, engineering, and general and administrative expenses. We strive to control these expenses by closely monitoring and managing each of our local markets and through efficiencies gained from the centralization of finance, accounting, legal and human resources functions and management information systems. We also use our scale and diversified geographic portfolio to negotiate favorable rates with vendors where feasible.

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

    The Company has identified three operating segments, which are Advertising, including broadcast and digital advertising products and solutions, Townsquare Interactive, our digital marketing solutions subscription business and Live Events, including concerts, expositions and other experiential events.

OVERVIEW OF OUR PERFORMANCE

Changes In Our Business

On May 22, 2020, the Company entered into an Asset Purchase Agreement to acquire certain assets and liabilities related to a radio broadcast station in the Duluth, Minnesota market for $0.4 million. The acquisition closed on October 9, 2020 and consideration was paid with cash on hand. Refer to Note 4, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information.

    On May 22, 2019, the Company entered into an Asset Purchase Agreement to acquire certain assets and liabilities related to a radio broadcast station in Tuscaloosa, AL for $0.7 million. The acquisition closed on July 31, 2019 and consideration was paid with cash on hand. Refer to Note 4, Acquisitions, in the accompanying Notes to Consolidated Financial Statements for additional information.

During the first quarter of 2019, management concluded that the Company should exit its music festival business, which consisted of four multi-day music festivals (the “Music Festivals”). On May 24, 2019, the Company closed on the sale of the Music Festivals for $10.0 million. Upon the sale, the Company and the purchaser of the Music Festivals entered into a production services agreement which required the Company to operate the 2019 festivals on the purchaser's behalf. The Company acted as an independent contractor while performing the services and earned a fixed percentage of profits from the festivals. Accordingly, the assets, liabilities and results of operations of this business have been presented as discontinued operations on the Consolidated Balance Sheets as of December 31, 2019 and in the Consolidated Statements of Operations for the years ended December 31, 2019. Refer to Note 5, Divestitures and Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements for additional information.

COVID-19 Pandemic Impact

The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there is significant uncertainty as to the timing of stabilization and recovery. The extent of the COVID-19 impact will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), the actions taken to mitigate the impact of the pandemic, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.

The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen. Our operations had performed strongly in the first two months of 2020 before the effects of COVID-19 began to impact our operations in early March 2020, as the challenges that COVID-19 created for advertisers and consumers has materially and adversely impacted our net revenues since mid-March. In particular, our clients canceled a significant amount of advertising, and we experienced a material decline in the purchase of new advertising by our clients. In addition, we canceled a large number of our live events. While our Advertising revenue and Live Events revenue significantly declined, Townsquare Interactive continued its revenue growth.

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

Highlights of Our Financial Performance

Certain key financial developments in our business for the year ended December 31, 2020 as compared to 2019 are summarized below:

•Net revenue for the year ended December 31, 2020 as compared with the year ended December 31, 2019 decreased $60.1 million, or 13.9%, primarily driven by a decrease of $54.3 million in our Advertising net revenue as a result of advertising cancellations and declines in the purchase of new advertising and a $14.6 million decline in our Live Events net revenue as a result of the cancellation of live events, both primarily due to the COVID-19 pandemic, offset by an increase of $8.8 million in our Townsquare Interactive segment, due to additional net subscribers in 2020.

•Excluding revenue related to political advertising of $16.0 million and $3.1 million for the years ended December 31, 2020 and 2019, respectively, net revenue for the year ended December 31, 2020 as compared with the year ended December 31, 2019 decreased $73.0 million, or 17.0%.

•Operating loss increased $37.8 million from an operating loss of $37.1 million for the year ended December 31, 2019 to an operating loss of $75.0 million for the year ended December 31, 2020, an increase of 101.9%. Operating loss for the year ended December 31, 2020 was impacted by a decrease of $60.1 million in net revenue as discussed above; an increase of $2.9 million in business realignment cost compared to the same period in 2019, primarily due to COVID-19 related reductions in workforce; an increase in transaction costs of $1.1 million, primarily due to fees incurred related to the amendment of our $320.0 million term loan facility (the “Term Loans”) during the second quarter of 2020; partially offset by a decrease in direct operating expenses of $18.1 million and a decrease of $5.7 million in depreciation and amortization expense. Our Advertising segment reported an operating loss of $55.3 million which represents a decrease of $44.0 million from the year ended December 31, 2019, due to the decrease in net revenue discussed above, partially offset by a decrease in direct operating expenses of $13.5 million. Our Live Events segment reported an operating loss of $1.1 million, as compared to operating income of $2.8 million for the year ended December 31, 2019, reflecting the cancellation of live events in 2020 as a result of the COVID-19 pandemic.

•The increases in the Advertising and Live Events segments operating losses were offset by Townsquare Interactive’s operating income of $20.5 million, an increase of $1.9 million from 2019, primarily due to growth in net subscribers, and a decrease of $8.1 million in corporate costs and other reconciling items, primarily due to lower compensation costs.

•Cash and cash equivalents decreased to $83.2 million from $84.7 million as of December 31 2020, and 2019, respectively.

Consolidated Results of Operations

Year Ended December 31, 2020 compared to Year Ended December 31, 2019

    The following table summarizes our historical consolidated results of operations:

($ in thousands)	Year Ended December 31,
Statement of Operations Data:	2020	2019	$ Change	% Change

Net revenue	$371,338	$431,408	$(60,070)	(13.9)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	282,347	300,425	(18,078)	(6.0)%
Depreciation and amortization	20,107	25,836	(5,729)	(22.2)%
Corporate expenses	26,885	28,599	(1,714)	(6.0)%
Stock-based compensation	2,084	2,592	(508)	(19.6)%
Transaction costs	2,653	1,518	1,135	74.8%
Business realignment costs	3,089	166	2,923	1,760.8%
Impairment of goodwill	—	69,034	(69,034)	(100.0)%
Impairment of long-lived and intangible assets	109,058	39,664	69,394	175.0%
Impairment of investments	—	617	(617)	(100.0)%
Net loss on sale and retirement of assets	83	92	(9)	(9.8)%
Total operating costs and expenses	446,306	468,543	(22,237)	(4.7)%
Operating loss	(74,968)	(37,135)	(37,833)	101.9%

Other expense (income):
Interest expense, net	31,420	33,860	(2,440)	(7.2)%
Gain on repurchase of debt	(1,159)	—	(1,159)	**
Other (income) expense, net	(820)	1,073	(1,893)	(176.4)%
Loss from continuing operations before tax	(104,409)	(72,068)	(32,341)	44.9%
Income tax benefit	(23,858)	(14,564)	(9,294)	63.8%
Net loss from continuing operations	(80,551)	(57,504)	(23,047)	40.1%
Net loss from discontinued operations, net of tax	—	(8,150)	8,150	(100.0)%
Net loss	$(80,551)	$(65,654)	$(14,897)	(22.7)%
**Percent change not meaningful.

Segment Results
    The following table presents the Company's reportable segment net revenue and direct operating expenses for each of the years ended December 31, 2020 and 2019, respectively (in thousands):

	Net Revenue				Direct Operating Expenses
	For the Year Ended December 31,				For the Year Ended December 31,
	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Advertising	$298,499	$352,814	$(54,315)	(15.4)%	$230,849	$244,322	$(13,473)	(5.5)%
Townsquare Interactive	70,360	61,517	8,843	14.4%	49,259	42,351	6,908	16.3%
Live Events	2,479	17,077	(14,598)	(85.5)%	2,239	13,752	(11,513)	(83.7)%
Total	$371,338	$431,408	$(60,070)	(13.9)%	$282,347	$300,425	$(18,078)	(6.0)%

Net Revenue

    Net revenue for the year ended December 31, 2020 decreased by $60.1 million, or 13.9%, as compared to the same period in 2019. The decrease in Advertising revenue was the result of advertising cancellations and a material decline in the purchase of new advertising by our clients primarily due to the impact of the COVID-19 pandemic. The impact of the advertising cancellations and declines in new advertising were partially offset by a $12.9 million increase in political advertising revenue for the 2020 election cycle. Our Live Events segment revenue decreased $14.6 million, or 85.5%, in 2020, as compared to 2019 driven by the cancellation of events due to the COVID-19 pandemic. Our Townsquare Interactive segment revenue increased $8.8 million, or 14.4% as compared to 2019, primarily due to the addition of approximately 3,750 net subscribers in the year ended December 31, 2020.

Direct Operating Expenses

    Direct operating expenses for the year ended December 31, 2020 decreased by $18.1 million, or 6.0%, when compared with the same period in 2019. Our Advertising direct operating expenses for year ended December 31, 2020 decreased $13.5 million, or 5.5%, as compared to the same period in 2019. This decrease was primarily driven by lower compensation, partially offset by higher operating expenses due to the COVID-19 pandemic. Our Live Events segment reported direct operating expenses of $2.2 million, a decline of $11.5 million from the year ended December 31, 2019, primarily driven by the cancellation of live events as a result of the COVID-19 pandemic. Our Townsquare Interactive segment reported an increase in direct operating expenses of $6.9 million from $42.4 million for the year ended December 31, 2019 to $49.3 million for the same period in 2020. The increase in direct operating expenses from the prior year for our Townsquare Interactive segment was due to the increase in headcount to support subscriber and revenue growth.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2020 was $20.1 million representing a decrease of $5.7 million or 22.2% compared to $25.8 million for same period of 2019. The decrease is primarily due to higher amortization expense in 2019 of capitalized software development costs due to significant projects that were placed in service in 2019 and 2018, with no comparable projects placed in service in 2020.

Corporate Expenses

    Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the year ended December 31, 2020 decreased $1.7 million, or 6.0%, as compared to the year ended December 31, 2019, primarily due to lower compensation costs, partially offset by an increase in professional fees.

Stock-based Compensation

    Stock-based compensation expense for the year ended December 31, 2020, as compared with the same period ended December 31, 2019, decreased $0.5 million or 19.6%, primarily due to the timing of options that vested in January 2019, with no comparable activity during 2020.

Transaction Costs

    Transaction costs for the year ended December 31, 2020 increased $1.1 million or 74.8%, primarily due to fees incurred as a result of the amendment of the Company's Term Loans related to a waiver of any default under the credit agreement, as more fully described in Note 9, Long-term Debt.

Business Realignment Costs

    Business realignment costs for the year ended December 31, 2020 were $3.1 million, primarily due to employee-related costs incurred as a result of headcount reductions in response to the COVID-19 pandemic.

Impairment of Goodwill

In early 2019, we implemented changes to our reportable operating segments, which followed changes in the information reviewed by our CEO and Chief Operating Decision Maker (“CODM”). As a result of these changes, the Company's traditional broadcast operations were assigned to a standalone reporting unit, Local Advertising, representing a component of our Advertising reportable operating segment for the purposes of our annual goodwill impairment test. In conjunction with our annual goodwill impairment test we determined that the carrying value of our Local Advertising reporting unit exceeded its fair value as of our impairment assessment date, primarily as a result of this change. Prior to the change in reportable operating segments, the results of our traditional broadcast operations were aggregated with our digital advertising products and solutions, including Townsquare Interactive and Townsquare Ignite for the purposes of our annual goodwill impairment test. Accordingly, the Company recognized a $69.0 million goodwill impairment charge as of December 31, 2019.

No goodwill impairment charges were recognized during the year ended December 31, 2020.

    The key assumptions used to determine the estimated fair value of each reporting unit are predicated on our market positioning and the ability to provide diversified and integrated product and service offerings. In the event our operating strategy faces challenges in the business environments in which each of our reporting units operate, a resulting change in the key assumptions (e.g., long-term financial projections) could have a negative impact on the estimated fair value of our reporting units, and it is possible the Company could recognize additional future impairment charges.

Impairment of Intangible and Long-Lived Assets
    Total impairment charges pertaining to FCC licenses for the year ended December 31, 2020 were $107.1 million. These charges were based upon interim impairment evaluations of our FCC licenses performed at June 30, 2020 and March 31, 2020, in which we incurred impairment charges of $28.7 million and $78.4 million, respectively, as compared to $39.4 million of impairment charges for the year ended December 31, 2019. These charges were due to declines in the purchase of advertising by our clients and changes in the market data utilized in determining the discount rate applied in the valuation of our FCC licenses which drove an increase in the weighted average cost of capital. The changes in data were driven by an increase in market volatility and industry bond yields, a direct result of the impact of the COVID-19 pandemic on market and economic conditions.

    Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital would cause the estimated fair values of our FCC licenses to decrease by $56.2 million as of December 31, 2020. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences further actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

The Company also recorded total impairment charges related to long-lived assets in certain markets during the year ended December 31, 2020 of $2.0 million.

Impairment of Investment

    During the year ended December 31, 2019, our impairment testing indicated an adverse impact on one of our equity investments and as a result we recorded a $0.6 million impairment charge for the year ended December 31, 2019.

No investment impairment charges were recognized during the year ended December 31, 2020.

Other Expense (Income)

The primary component of Other expense (income) in the years ended December 31, 2020 and 2019 is interest expense, net. The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Unsecured Senior Notes	$17,892	$18,080
Term Loans	12,055	15,437
Revolver	351	—
Capital leases and other	26	9
Deferred financing costs	1,645	1,450
Interest income	(549)	(1,116)
Interest expense, net	$31,420	$33,860

Income Tax Benefit

    We recognized an income tax benefit of $23.9 million for the year ended December 31, 2020. Our effective tax rate associated with our income from continuing operations for the period was approximately 22.9%. Our effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% for the year ended December 31, 2020 primarily relates to state and local income taxes and certain expenses that are not deductible for income tax purposes.

Net Loss from Discontinued Operations, Net of Tax

    Net loss from discontinued operations, net of tax includes both the results of operations for these businesses, as well as the gain or loss recognized upon their ultimate sale. The components of net loss from discontinued operations, net of tax for the year ended December 31, 2019 are related to the sale of our Arizona Bridal Shows and Music Festivals businesses.

Liquidity and Capital Resources

	Year Ended December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$83,229	$84,667
Restricted cash	494	494

Cash provided by operating activities	$31,488	$39,990
Cash used in investing activities	(14,036)	(5,881)
Cash used in financing activities	(18,890)	(10,344)
Net (decrease) increase in cash and cash equivalents	$(1,438)	$23,765

    We fund our working capital requirements through a combination of cash flows from our operating, investing, and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing, and financing activities, will enable us to meet our working capital, capital expenditures, debt service, and other funding requirements for at least one year from the date of this report. These historical sources of funds have been and could continue to be impacted by the COVID-19 pandemic. Future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, some of which are beyond our control. In particular during the period of uncertainty related to the COVID-19 pandemic, we have focused on and will continue to monitor our liquidity.

    As of December 31, 2020, we had $543.4 million of outstanding indebtedness, net of deferred financing costs of $2.4 million. On January 6, 2021, we completed the private offering and sale of $550.0 million aggregate principal amount of 6.875% senior secured notes due 2026 (the “2026 Notes”), as discussed under “2021 Financing Transactions” below. The proceeds from the 2026 Notes, together with cash on hand, was used to repay borrowings under our Senior Secured Credit Facility and to redeem all of the outstanding 2023 Notes on January 14, 2021. Following the January 6, 2021 issuance our 2026 Notes, we expect our debt service requirements to be approximately $38.0 million over the next twelve months. For the year ended December 31, 2019, we were required to make an excess cash flow payment of $9.9 million under our Term Loan agreement, which was paid in the second quarter of 2020. In addition, as of December 31, 2020, we had $83.2 million of cash and cash equivalents, $58.6 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We have observed an increase in collection times during the COVID-19 pandemic, which has increased the average collection cycle to approximately 62 days as of December 31, 2020 and has also resulted in increases to our allowance for doubtful accounts. We had restricted cash of $0.5 million and $0.5 million as of December 31, 2020 and 2019, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

    Our anticipated uses of cash in the near-term include working capital needs, debt payments, other obligations, and capital expenditures. However, our ability to fund our working capital needs, debt payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

On January 24, 2021,the Company entered into a stock repurchase agreement with certain affiliates of Oaktree Capital Management L.P. (“Oaktree”) to repurchase 606,484 shares of the Company’s Class A common stock, par value $0.01 per shares, 2,151,373 shares of the Company’s Class B common stock, par value $0.01 per share, and 7,242,143 warrants to purchase Class A Common Stock, or such greater number of securities as the Company may elect. On March 9, 2021, the repurchase was consummated and the Company elected to repurchase all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants for an aggregate purchase price of $80.4 million, or $6.40 per security. In connection with the closing under the stock repurchase agreement, on March 8, 2021, the Company and Oaktree entered into a settlement agreement (the “Settlement Agreement”), pursuant to which, among other things, the Company agreed to pay $4.5 million to Oaktree as follows: (i) $1.5 million on April 1, 2021; (ii) $1.0 million on July 1, 2021; (iii) $1.0 million on October 1, 2021; and (iv) $1.0 million on November 10, 2021. The Settlement Agreement also includes customary mutual releases from claims, demands, and damages related to the stock repurchase agreement.

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
On March 17, 2020, we borrowed $50.0 million, constituting all amounts then available under our Revolving Credit Facility. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment.

We have also instituted immediate actions to address the impact to our consolidated financial position, results of operations and liquidity, including reducing our non-essential capital expenditures, and reducing our workforce through the termination or layoff of approximately 135 full-time employees. We also instituted other wage reduction efforts, such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan.

We have applied all applicable credits and deferrals under the Coronavirus Aid, Relief, and Economic Security Act enacted March 27, 2020 (the “CARES Act”), including the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 and the other tax benefits. The CARES Act has not had a material impact on our financial condition, results of operations or liquidity. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our first quarter dividend of $2.1 million on May 15, 2020.

During the second half of 2020, we experienced some recovery in advertising revenues from the declines that were observed quarter and into the second quarter of 2020, however it remained materially below the levels we experienced in the same period of 2019. COVID-19 pandemic impact will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the continued effect consumer discretionary spending and our employees in the markets in which we operate), further actions taken to mitigate the impact of economic and financial market recovery when the COVID-19 pandemic subsides, among others.

Operating Activities

Net cash provided by operating activities decreased $8.5 million for the year ended December 31, 2020 to $31.5 million. This decrease was primarily related to the increase in net loss, partially offset by less cash used in discontinued operations, as well as changes in working capital. Changes in working capital are primarily due to decreases in accounts receivable and increases in accrued expenses as a result of higher music license fees and payroll tax accruals, partially offset by lower accounts payable, due to the timing of collections and payments, as compared to the year ended December 31, 2019.

Investing Activities

Net cash used in investing activities was $14.0 million for the year ended December 31, 2020, compared to $5.9 million of net cash used in investing activities for 2019. Net cash used in investing activities for the years ended December 31, 2020 and 2019 from continuing operations was $14.0 million and $17.0 million, respectively. The decrease in net cash used in investing activities from continuing operations was due to a $4.7 million decrease in capital expenditures, partially offset by lower proceeds related to the sales of assets in 2020.

Financing Activities

Cash flows used in financing activities during the year ended December 31, 2020 were $18.9 million, as compared to net cash used in financing activities of $10.3 million in 2019. The increase in net cash used in financing activities was due to the required $9.9 million 2019 excess free cash flow payment on our Term Loan and the May 2020 voluntary repurchase of $4.7 million of our 2023 Notes for $3.6 million, partially offset by decreases in dividend payments of $4.1 million and lower cash distributions to our non-controlling interests.

Financing Facilities

    The following is a discussion of significant factors affecting our liquidity and use of capital resources as of and for the years ended December 31, 2020 and 2019. On January 14, 2021, the net proceeds from the 2026 Notes, together with cash on hand, was used to repay all borrowings under our Senior Secured Credit Facility and to redeem all of the outstanding 2023 Notes, as as discussed under “2021 Financing Transactions” below.

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

As of December 31, 2020, the aggregate principal amount outstanding under the 2023 Notes was $273.4 million and we were in compliance with all of the covenants under the 2023 Notes indenture.

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

    Based on our results of operations for the year ended December 31, 2019 we made an excess free cash flow payment of $9.9 million on June 15, 2020. We were not required to make an excess free cash flow payment in 2019, based on our financial performance during the year ended December 31, 2018.

As of December 31, 2020, the balance of the Term Loans was $272.4 million with a current interest rate of 4.0%.

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

On March 17, 2020, the Company borrowed all amounts available, $50.0 million, under the Revolving Credit Facility as a precautionary measure due to the unknown extent of the impact the COVID-19 pandemic would have on the U.S. economy and the Company’s business. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment. As of December 31, 2020, there were no borrowings under the Revolving Credit Facility.

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

On April 13, 2020, the Company entered into Amendment No.5 to the Senior Secured Credit Facility, which extended the time period for delivery of the Company’s audited financial statements for the fiscal year ended December 31, 2019 and certain related information and documentation until June 15, 2020, and also waived any default under the credit agreement resulting from the failure to comply with Section 6.1(c) of the credit agreement in connection with the failure to deliver the financial statements and related information required to be delivered on April 6, 2020. As of December 31, 2020, we were in compliance with all our covenants under the Senior Secured Credit Facility.

2021 Financing Transactions

2026 Secured Senior Notes

On January 6, 2021, the Company completed the private offering and sale of the 2026 Notes at an issue price of 100.0%. The net proceeds from the 2026 Notes, together with cash on hand, was used to repay borrowings under the Senior Secured Credit Facility and to redeem all of the outstanding 2023 Notes on January 14, 2021, and to pay the premium, fees and expenses related thereto.

The 2026 Notes bear interest at a rate of 6.875% and mature on February 1, 2026. Interest is payable on the 2026 Notes semi-annually on February 1 and August 1 of each year, commencing on August 1, 2021. The 2026 Notes rank equally with all of the Company’s future senior debt, are senior to all of the Company’s future subordinated debt and any future junior lien indebtedness and unsecured indebtedness of the Company or guarantors. Obligations under the 2026 Notes are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. The 2026 Notes and the related guarantees are structurally subordinated to any existing and future indebtedness, other liabilities and preferred stock of the Company’s subsidiaries that do not guarantee the 2026 Notes.

At any time prior to February 1, 2023, the Company may redeem the 2026 Notes in whole or in part, at its option, at a redemption price equal to 100% of the principal amount of the 2026 Notes plus an “applicable premium,” as set forth in the 2026 Notes indenture and accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after February 1, 2023, the Company may redeem the 2026 Notes at the redemption prices set forth in the 2026 Notes indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to February 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 2026 Notes with the net cash proceeds of one or more equity offerings, at a price equal to 106.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company experiences certain change of control events, holders of the 2026 Notes may require it to repurchase all or part of their 2026 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The Company intends to enter into a new senior secured asset-based revolving credit facility (any such facility, the “New ABL Facility”). The Company intends to use the New ABL Facility to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. There can be no assurance that the Company will be able to negotiate a definitive agreement or that it will be able to close the New ABL Facility. If the Company enters into any New ABL Facility, from and after the entry into any such New ABL Facility, the 2026 Notes and the related guarantees will be secured on a first priority basis.

The 2026 Notes indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of their assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions on the ability of restricted subsidiaries to make payments to the

Company. Certain of these covenants will be suspended if the 2026 Notes are assigned an investment grade rating by Standard & Poor’s Investors Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. and no event of default has occurred and is continuing.

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

Long-lived assets

     We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of property, plant or equipment purchased as part of a business combination, the assets are valued at fair market value, as discussed below. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. When we determine that long-lived assets will be disposed of prior to the end of their useful lives, we estimate the revised useful lives and depreciate the assets over the revised period.

We evaluate the potential impairment of long-lived assets at least annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. To determine whether impairment may exist, we group our long-lived assets at the geographic market level (i.e., the lowest level for which there are identifiable cash flows), and then perform our evaluation based on various analyses, including the projection of undiscounted cash flows. If the carrying amount of an asset, or asset group, is determined to exceed its estimated fair value, an impairment loss is recognized, and the assets are written down to estimated fair value.

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

    For further discussion of impairment charges, see Note 7, Goodwill and Other Intangible Assets, in our Notes to Consolidated Financial Statements.

Indefinite-lived intangible assets

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

    We utilize a discounted cashflow method to perform our impairment test. Under this method, the income that is attributable to each FCC license is isolated and is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and assumes that the only asset of the hypothetical start-up business is the license. It is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the indefinite-lived intangible assets. The cash flows generated in the greenfield method are presumed to emanate from the one asset, or the FCC license, that exists at time zero. This cash flow stream is discounted to arrive at a value for the FCC license.

    For further discussion of impairment charges, see Note 7, Goodwill and Other Intangible Assets, in our Notes to Consolidated Financial Statements.

Leases

    We determine if an arrangement is a lease at inception. The most significant estimates we use in accounting for leases include:

Expected lease term - Our expected lease term includes both contractual lease periods and cancellable option periods where failure to exercise such options would result in an economic penalty. The expected lease term is used in determining whether the lease is accounted for as an operating lease or a finance lease. A lease is considered a finance lease if the lease term exceeds 75% of the leased asset's useful life. The expected lease term is also used in determining the depreciable life of the asset. An increase in the expected lease term will increase the probability that a lease may be considered a finance lease and will generally result in higher interest and depreciation expense for a leased property recorded on our balance sheet.

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

For further discussion of our lease commitments, see Note 10, Lease and Other Commitments, in our Notes to Consolidated Financial Statements.

Stock-based Compensation

    We measure and recognize stock-based compensation expense related to stock-based transactions, including employee awards, based on the fair value of the award on the grant date. The fair values of restricted stock awards are determined based on the fair market value of our common stock at the time of grant. We estimate the fair value of option awards using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of our common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest. We account for forfeitures as a reduction of compensation cost in the period when such forfeitures occur.

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

Item 8. Financial Statements and Supplementary Data

    The information in response to this item is included in our Consolidated Financial Statements, together with the reports thereon of BDO USA, LLP, beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on the evaluation performed as of December 31, 2020, as a result of the material weaknesses in internal control over financial reporting that are described below in Management's Report on Internal Control Over Financial Reporting, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were not effective as of such date.

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

    Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 due to the material weaknesses described below.

Material Weaknesses in Internal Control over Financial Reporting

    Management has determined that the Company continues to have the following material weaknesses in its internal control over financial reporting:

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

Information Technology General Controls - Enhance internal IT policies and communication procedures to ensure all IT systems are subjecting to periodic user access reviews and re-assess user access privileges for certain users to ensure conflicts of duties are appropriately mitigated through monitoring controls. In addition, the Company plans to transfer financial system ownership to the Corporate IT team to alleviate conflicts of interest.

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

    We believe these measures will remediate the control deficiencies, but management is assessing the need for any additional steps to remediate the underlying causes that give rise to these material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in the firm’s attestation report, which appears on page F-4.

    Notwithstanding the identified material weaknesses, Management believes the Consolidated Financial Statements included in this Form 10-K fairly present, in all material respects, our results of operations and cash flows for the year ended December 31, 2020 and our financial condition as of such date, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

In addition to the ongoing remediation efforts described above, the Company concluded that seven of the material weaknesses identified in the 2019 Form 10-K, “Entity Level Activities”, “Ineffective controls over the calculation of Earnings Per Share”, “Lack of Approval of Cash Disbursements”, “Ineffective controls over the assessment of Lease renewal options”, “Ineffective controls over the Annual Goodwill Impairment Assessment”, “Ineffective controls over the Annual Intangibles Impairment Assessment”, and “Ineffective controls over Internally Developed Software” have been remediated (the “Remediated Material Weaknesses”). Except as noted, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended December 31, 2020, the Company completed the implementation of the following remedial measures designed to address the Remediated Material Weaknesses and as part of the Company’s ongoing remediation efforts with respect to previously disclosed material weaknesses.

Entity Level Controls - Enhanced reporting structure and increased the number of qualified resources in roles of internal control over financial reporting. Established formal risk assessment procedures to identify and monitor changes in the organization that could have an impact on internal control over financial reporting and established a governance committee and procedures to monitor internal control oversight and performance.

Annual Goodwill Impairment Assessment – Implemented enhanced control and review activities for the identification of reporting units, allocation of cash flows and the review of key assumptions in the Company’s assessment of its Goodwill.

Annual Intangibles Impairment Assessment – Implemented enhanced control and review activities for the allocation of cash flows and review of key assumptions in the Company’s assessment of its FCC licenses.

Cash Disbursements – Implemented a payments software that routes invoices to appropriate business owners for approval prior to disbursement by Accounts Payable.

Lease Renewal Options: Established formal processes and controls to assess renewal options of lease agreements to determine reasonable certainty of extension and to quantify the impact of such extension on the Company’s right of use assets and liabilities.

Calculation of Earnings Per Share- Enhanced key spreadsheet calculations, established formal and repeatable review procedures and maintained evidence of review over the Company’s EPS disclosures and calculations of basic earnings per share for the outstanding warrants utilizing the two-class method.

Internally Developed Software – Enhanced control process documentation and redesigned controls to enhance communication procedures to determine when completed internally developed software have been placed into service.

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

PART III

Item 9B. Other Information

    None.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information in the 2021 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance.”

Item 11. Executive Compensation

    The information required by this item is incorporated herein by reference to the information in the 2021 Proxy Statement under the captions “Executive and Director Compensation” and “Directors, Executive Officers and Corporate Governance - Corporate Governance - Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information in the 2021 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plan

    The following table summarizes information, as of December 31, 2020, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,234,078	$7.92	162,233
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	11,234,078	$7.92	162,233

On January 27, 2021, an amendment to the Company’s 2014 Omnibus Incentive Plan (the “Plan”) was approved to increase the number of shares of common stock available for grant under the 2014 Incentive Plan from 12,000,000 shares to 27,000,000 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

    The information required by this item is incorporated herein by reference to the information in the 2021 Proxy Statement under the captions “Directors, Executive Officers, and Corporate Governance” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

    The information required by this item is incorporated herein by reference to the information in the 2021 Proxy Statement under the caption “Other Audit Committee Matters.”

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

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
3.1	Certificate of Incorporation of Townsquare Media, Inc.		S-1/A		3.1	7/14/2014

3.2	Bylaws of Townsquare Media, Inc.		S-1/A		3.2	7/14/2014

4.1	Indenture dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee		8-K		4.1	4/1/2015

4.2	Form of 6.500% Senior Note due 2023		8-K		4.2	4/1/2015

4.3	Warrant Agreement, dated as of July 25, 2014, by and among Townsquare Media, Inc., the persons set forth on Schedule I thereto, and any other registered holders of the Warrant Certificates (as defined therein) from time to time party thereto		8-K		10.2	7/31/2014

4.4	Indenture, dated as of January 6, 2021, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and notes collateral agent.		8-K		4.1	1/6/2021

4.5	Form of 6.875% Senior Note due 2026		8-K		4.2	1/6/2021

4.6	Description of Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	X

10.1.1	Credit Agreement dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the lenders and financial institutions party thereto		8-K		10.1	4/1/2015

10.1.2	Guarantee and Security Agreement dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors party thereto and Royal Bank of Canada, as administrative and collateral agent		8-K		10.2	4/1/2015

10.1.3	Incremental Amendment Agreement No. 1, dated as of September 1, 2015, among Townsquare Media, Inc. and Royal Bank of Canada as administrative agent and Incremental Term Lender		10-Q/A	9/30/2015	10.2	11/9/2015

10.1.4	Amendment No. 2, dated as of February 8, 2017, to the Credit Agreement, dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent, and the other parties thereto.		10-K	12/31/2016	10.4	3/13/2017

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.1.5	Amendment No. 3, dated October 20, 2017, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015 and Amendment No. 2 dated as of February 8, 2017) (the “Credit Agreement”), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	9/30/2017	10.5	11/7/2017

10.1.6	Amendment No. 4, dated April 30, 2019, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015, Amendment No. 2 dated as of February 8, 2017 and Amendment No. 3 dated as of October 20, 2017), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	3/31/2019	10.1	5/7/2019

10.1.7	Amendment No. 5, dated April 13, 2020, to the Credit Agreement, dated as of April 1, 2015, as amended, among Townsquare Media, Inc., each lender from time to time party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2020)		8-K		10.1	4/17/2020

10.2.1 *	Employment Agreement, between Townsquare Media, Inc. and Bill Wilson, dated October 16, 2017.		8-K		10.1	10/19/2017

10.2.2 *	Employment Agreement Amendment, dated April 27/2018 to Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	5/3/2018

10.2.3 *	Second Amendment, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, as amended on April 24, 2019, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	12/13/19

10.3.1 *	Letter Agreement, between Townsquare Media, Inc. and Steven Price, dated October 16, 2017.		8-K		10.3	10/19/2017

10.3.2 *	Amendment to Letter Agreement, dated December 9, 2019, to the Letter Agreement, dated October 16/2017, and between Townsquare Media, Inc, and Steven Price.		8-K		10.4	12/13/2019

10.4.1 *	Employment Agreement, between Townsquare Media, Inc. and Stuart Rosenstein, dated October 16, 2017.		8-K		10.4	10/19/2017

10.4.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Stuart Rosenstein		8-K		10.2	12/13/2019

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.5.1 *	Employment Agreement, between Townsquare Media, Inc. and Erik Hellum, dated October 25, 2017.		10-K	12/31/2018	10.10	3/12/2019

10.5.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 25, 2017, by and between Townsquare Media, Inc. and Erik Hellum.		8-K		10.3	12/13/2019

10.7.1 *	2014 Omnibus Incentive Plan		S-1/A		10.8	7/14/2014

10.7.2 *	Amendment to 2014 Omnibus Incentive Plan		8-K		10.2	1/28/2021

10.7.3 *	Form of Option Grant Agreement		S-1/A		10.9	7/14/2014

10.7.4 *	Form of Option Grant at IPO		S-1/A		10.10	7/21/2014

10.7.5 *	Restricted Stock Award Agreement between Townsquare Media, Inc. and Bill Wilson, dated May 31, 2018		8-K		10.1	6/4/2018

10.7.6 *	Form of Restricted Stock Award Agreement		10-Q	9/30/2018	10.1	11/6/2018

10.8 *	Form of Indemnification Agreement		S-1/A		10.11	7/14/2014

10.9	Second Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto		8-K		10.3	7/31/2014

10.10	Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Scott Schatz and Dhruv Prasad.		8-K		10.4	7/31/2014

10.11	Registration Agreement, dated as of August 16, 2016, by and between Townsquare Media, Inc. and Madison Square Garden Investments, LLC		10-Q	9/30/2016	10.1	11/8/2016

10.12	Agreement of Purchase and Sale by and among North American Fairs, LLC, Townsquare Live Events, LLC and Danny Huston, dated May 24, 2018.		8-K		10.1	5/29/2018

10.13	Stock Repurchase Agreement dated January 24, 2021 by and between Townsquare Media, Inc. and certain affiliates of Oaktree Capital Management L.P.		8-K		10.1	1/28/2021

10.14	Settlement Agreement, dated as of March 8, 2021, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., Oaktree FF Investment Fund, L.P., Second Street Holdings 1, L.P., Second Street Holdings 2, L.P., Second Street Holdings 3, L.P., Second Street Holdings 4, L.P., Second Street Holdings 5, L.P., Second Street Holdings 6, L.P., Second Street Holdings 7, L.P., and Second Street Holdings 8, L.P		8-K		10.1	3/10/2021

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
16.1	Letter to Securities and Exchange Commission from RSM US LLP, dated June 19, 2019		8-K		16.1	6/19/2019

21.1	List of Subsidiaries of Townsquare Media, Inc.	X

23.1	Consent of BDO USA, LLP	X

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350	X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Management contract or compensatory plan or arrangement.

(b) Exhibits. See Exhibits above.

(c) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

Item 16. Form 10-K Summary

    None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2021.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Bill Wilson	Chief Executive Officer and Director	March 16, 2021
Bill Wilson	(Principal Executive Officer)

/s/ Stuart Rosenstein	Executive Vice President and Chief Financial Officer	March 16, 2021
Stuart Rosenstein	(Principal Financial Officer)

/s/ Robert Worshek	Senior Vice President and Chief Accounting Officer	March 16, 2021
Robert Worshek	(Principal Accounting Officer)

/s/ Steven Price	Executive Chairman and Director	March 16, 2021
Steven Price

/s/ B. James Ford	Director	March 16, 2021
B. James Ford

/s/ Gary Ginsberg	Director	March 16, 2021
Gary Ginsberg

/s/ Stephen Kaplan	Director	March 16, 2021
Stephen Kaplan

/s/ David Lebow	Director	March 16, 2021
David Lebow

/s/ David Quick	Director	March 16, 2021
David Quick

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Townsquare Media, Inc., are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Townsquare Media, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2021 expressed an adverse opinion thereon.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its accounting method for leases during the year ended December 31, 2019 due to the adoption of Topic 842, Leases.
Emphasis of a Matter- COVID-19
As more fully described in Notes 1, 2, 7, and 12 to the consolidated financial statements, the Company has been negatively impacted by the outbreak of a novel coronavirus (COVID-19), which was declared a global pandemic by the World Health Organization in March 2020.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period review of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
FCC Broadcast License Impairment Test
As described in Note 7 to the consolidated financial statements, the FCC licenses totaled approximately $277 million as of December 31, 2020. Management conducts an annual impairment test as of December 31, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, using a discounted cash flow method, the Greenfield method, that assumes that a hypothetical buyer develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch, while incurring start-up costs during the build-up phase. The determination of the fair value of the FCC licenses requires management to make significant estimates and assumptions related to discount rates, forecasts of future revenue, margins, market share, and the length of the build-up phase, which may be affected by future economic and market conditions.
We identified the valuation of the FCC licenses during the annual impairment assessment as a critical audit matter. The principal considerations for our determination were the significant judgments by management when developing the fair value of the licenses, primarily due to the sensitivity of the respective fair values to the underlying assumptions applied in the Greenfield method.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the reasonableness of the significant assumptions used by management by:
◦Comparing the forecasts of future revenue, margins, and market share to historical results and third-party industry projections for the broadcast industry, where applicable, and;
◦Comparing the length of the build-up phase to that of recent acquisitions for consistency.
•Testing the completeness and accuracy of the underlying data supporting the significant assumptions and estimates, and;
•Utilizing personnel with specialized skills and knowledge in valuation to assist in i) assessing the appropriateness of the valuation method utilized, ii) testing the mathematical accuracy of the Company’s calculations, and iii) evaluating the reasonableness of the discount rate used in the Greenfield method.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

New York, New York
March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York
Opinion on Internal Control over Financial Reporting

We have audited Townsquare Media, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as “the consolidated financial statements”), and our report dated March 16, 2021 expressed an unqualified opinion thereon.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Several material weaknesses regarding management’s failure to design and maintain controls have been identified and described in management’s assessment. The material weaknesses related to control activities include a) inadequate selection and development of effective control activities, b) inadequate selection and development of general controls over information technology, and c) inadequate deployment of activity level control activities through policies and procedures. These material weaknesses contributed to additional material weaknesses in the control activities as the Company did not design and maintain effective controls over a) the financial reporting close process, b) accounting for revenue arrangements, and c) accounting for income taxes. These material weakness were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 16, 2021 on those consolidated financial statements.

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
/s/ BDO USA, LLP

New York, New York
March 16, 2021

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	At December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$83,229	$84,667
Accounts receivable, net of allowance of $7,051 and $2,604, respectively	58,634	67,463
Prepaid expenses and other current assets	12,428	9,241
Total current assets	154,291	161,371

Property and equipment, net	111,871	114,142
Intangible assets, net	281,160	388,029
Goodwill	157,947	157,947
Investments	11,501	8,275
Operating lease right-of-use-assets	48,290	49,503
Other assets	2,948	638
Restricted cash	494	494
Total assets	$768,502	$880,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,056	$14,790
Current portion of long-term debt	—	9,929
Deferred revenue	8,847	8,086
Accrued compensation and benefits	12,462	10,714
Accrued expenses and other current liabilities	21,427	15,358
Operating lease liabilities, current	7,517	7,690
Financing lease liabilities, current	64	17
Accrued interest	6,350	4,558
Liabilities of discontinued operations	33	423
Total current liabilities	65,756	71,565
Long-term debt, less current portion (net of deferred financing costs of $2,369 and $3,840, respectively)	543,428	546,711
Deferred tax liability	10,326	34,347
Operating lease liability, net of current portion	44,661	44,957
Financing lease liabilities, net of current portion	130	31
Other long-term liabilities	3,446	352
Total liabilities	667,747	697,963

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 14,436,065 and 14,314,092 shares issued and outstanding, respectively	144	143
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 2,966,669 and 3,011,634 shares issued and outstanding, respectively	30	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,636,341 and 1,636,341 shares issued and outstanding, respectively	17	17
Total common stock	191	190
Additional paid-in capital	369,672	367,540
Accumulated deficit	(272,602)	(188,034)
Non-controlling interest	3,494	2,740
Total stockholders’ equity	100,755	182,436
Total liabilities and stockholders’ equity	$768,502	$880,399
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2020	2019

Net revenue	$371,338	$431,408

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	282,347	300,425
Depreciation and amortization	20,107	25,836
Corporate expenses	26,885	28,599
Stock-based compensation	2,084	2,592
Transaction costs	2,653	1,518
Business realignment costs	3,089	166
Impairment of goodwill	—	69,034
Impairment of long-lived and intangible assets	109,058	39,664
Impairment of investments	—	617
Net loss on sale and retirement of assets	83	92
Total operating costs and expenses	446,306	468,543
Operating loss	(74,968)	(37,135)

Other expense (income):
Interest expense, net	31,420	33,860
Gain on repurchase of debt	(1,159)	—
Other (income) expense, net	(820)	1,073
Loss from continuing operations before tax	(104,409)	(72,068)
Income tax benefit	(23,858)	(14,564)
Net loss from continuing operations	(80,551)	(57,504)
Net loss from discontinued operations, net of tax	—	(8,150)
Net loss	$(80,551)	$(65,654)

Net (loss) income attributable to:
Controlling interests	(82,470)	(67,763)
Non-controlling interests	1,919	2,109
Net loss	(80,551)	(65,654)

Basic (loss) income per share:
Continuing operations attributable to common shares	$(4.46)	$(3.36)
Continuing operations attributable to participating shares	$0.08	$0.30
Discontinued operations attributable to common shares	$—	$(0.44)
Discontinued operations attributable to participating shares	$—	$—

Diluted income (loss) per share:
Continuing operations	$(4.46)	$(3.36)
Discontinued operations	$—	$(0.44)

Weighted average shares outstanding:
Basic attributable to common shares	18,647	18,549
Basic attributable to participating shares	8,978	8,978
Diluted	18,647	18,549

Cash dividend declared per share	$0.075	$0.30
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(80,551)	$(65,654)
Loss from discontinued operations	—	(8,150)
Loss from continuing operations	(80,551)	(57,504)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities
Depreciation and amortization	20,107	25,836
Amortization of deferred financing costs	1,566	1,443
Lease related amortization	10,947	—
Net deferred taxes and other	(24,206)	(15,028)
Provision for doubtful accounts	6,970	1,598
Stock-based compensation expense	2,084	2,592
Trade activity, net	(8,740)	(11,113)
Gain on repurchase of debt	(1,159)	—
Gain on insurance recoveries	(1,206)	—
Write-off of deferred financing cost	79	7
Impairment of goodwill, intangible and long-lived assets	109,058	108,698
Impairment on investment	—	617
Net loss on sale and retirement of assets	83	92
Other	30	76
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	171	(6,419)
Prepaid expenses and other assets	(3,143)	8,719
Accounts payable	(5,141)	2,387
Accrued expenses	11,454	(5,958)
Accrued interest	1,792	(6)
Other long-term liabilities	(8,317)	(8,568)
Net cash provided by operating activities - continuing operations	31,878	47,469
Net cash used in operating activities - discontinued operations	(390)	(7,479)
Net cash provided by operating activities	31,488	39,990
Cash flows from investing activities:
Purchase of investments	(400)	—
Acquisition of intangibles	(241)	(787)
Purchase of property and equipment	(14,948)	(19,676)
Proceeds from insurance recoveries	1,396	42
Proceeds from sale of investments	—	573
Proceeds from sale of assets	157	2,883
Net cash used in investing activities - continuing operations	(14,036)	(16,965)
Net cash provided used in investing activities - discontinued operations	—	11,084
Net cash used in investing activities	(14,036)	(5,881)
Cash flows from financing activities:
Repayment of term loans	(9,951)	—
Borrowings under the revolving credit facility	50,000	—
Repayment of borrowings under the revolving credit facility	(50,000)	—
Proceeds from stock options exercised	49	—
Repurchase of stock	—	(400)
Dividend payments	(4,201)	(8,278)
Repurchase of notes	(3,573)	—
Deferred financing cost	—	(571)
Cash distribution to non-controlling interests	(1,165)	(2,586)
Sale of non-controlling interests	—	1,500
Repayments of capitalized obligations	(49)	(9)
Net cash used in financing activities - continuing operations	(18,890)	(10,344)
Net cash used in financing activities - discontinued operations	—	—
Net cash used in financing activities	(18,890)	(10,344)
Cash, cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,438)	23,765
Beginning of period	85,161	61,396
End of period	$83,723	$85,161
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)

	Year Ended December 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$28,516	$33,522
Income taxes	1,561	818

Supplemental Disclosure of Non-cash Activities:
Investments acquired in exchange for advertising	$2,827	$2,270
Property and equipment acquired in exchange for advertising	4,811	—
Investments rights acquired in exchange for advertising	906	—
Accrued capital expenditures	69	—
Deferred payment for software licenses	853	—
Accrued transaction costs	860	—
Dividends declared, but not paid during the period	22	2,164

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,988	$11,506
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$10,717	$12,714

Reconciliation of cash, cash equivalents, and restricted cash reported in the statement of financial position
Cash and cash equivalents	$83,229	$84,667
Restricted cash included in other long-term assets	494	494
	$83,723	$85,161
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Non-controlling Interest	Total
Balance at December 31, 2018	14,297,066	3,011,634	1,636,341	8,977,676	$190	$365,835	$(111,804)	$1,287	$255,508
Net (loss) income	—	—	—	—	—	—	(67,763)	2,109	(65,654)
Dividend declared	—	—	—	—	—	—	(8,383)	—	(8,383)
Issuance of restricted stock	67,026	—	—	—	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	2,495	—	—	2,495
Share repurchases	(50,000)	—	—	—	(1)	(315)	(84)	—	(400)
Disposal of subsidiary	—	—	—	—	—	(474)	—	1,930	1,456
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	(2,586)	(2,586)
Balance at December 31, 2019	14,314,092	3,011,634	1,636,341	8,977,676	$190	$367,540	$(188,034)	$2,740	$182,436
Net (loss) income	—	—	—	—	—	—	(82,470)	1,919	(80,551)
Dividend declared	—	—	—	—	—	—	(2,098)	—	(2,098)
Common stock issued under share-based compensation plan	5,646	—	—	—	—	49	—	—	49
Issuance of restricted stock	71,362	—	—	—	1	(1)	—	—	—
Conversion of common shares	44,965	(44,965)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	2,084	—	—	2,084
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	(1,165)	(1,165)
Balance at December 31, 2020	14,436,065	2,966,669	1,636,341	8,977,676	$191	$369,672	$(272,602)	$3,494	$100,755

See Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Nature of Business

    Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a radio, digital media, entertainment and digital marketing solutions company principally focused on being the premier local advertising and marketing solutions platform in small and mid-sized markets across the United States. We own and operate 322 radio stations and more than 330 local websites in 67 U.S. markets, a digital marketing solutions company (Townsquare Interactive) serving approximately 22,750 small to medium sized businesses, a proprietary digital programmatic advertising platform (Townsquare Ignite), an e-commerce offering, and numerous local live events each year. Many of our radio stations are considered market leaders and we also participate in the digital, mobile, video and social media arena. Almost all of our radio stations have local companion websites that utilize the station brands and are populated with proprietary, original content created or curated by our local media personalities. In addition, we create, promote and produce a diverse range of live events, including, concerts, expositions and other experiential events within and beyond our radio markets. Our brands include local media assets such as WYRK, KLAQ, K2 and NJ101.5; iconic local and regional events such as WYRK’s Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins; and leading tastemaker music and entertainment websites such as XXLmag.com, TasteofCountry.com and Loudwire.com.
The Company’s operations are organized internally by the types of products and services provided, which represent the Company’s three operating segments. The Advertising segment includes broadcast and digital advertising products and solutions, the Townsquare Interactive segment includes the results of our digital marketing solutions business, and the Live Events segment which includes concerts, expositions and other experiential events. The Company’s activities are predominately within the United States, which represents one geographic region for segment reporting. See Note 14, Segment Reporting, in our Notes to Consolidated Financial Statements for further information.
The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there continues to be uncertainty as to timing of stabilization and recovery. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue or worsen. The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients. Declines in forecasted traditional broadcast revenue in the markets we operate in contributed to impairments to the carrying values of our FCC license intangible assets during the three months ended March 31, 2020. The Company realized an additional impairment charge during the three months ended June 30, 2020, primarily driven by changes in assumptions utilized in determining the discount rate applied in the valuation of our FCC licenses due to increases in the weighted average cost of capital as a direct result of the impact of the COVID-19 pandemic on market and economic conditions and the corresponding impacts to our risk premium. Additionally, the Company canceled nearly all scheduled live events beginning in March 2020.

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

During the second half of 2020, we experienced some recovery in advertising revenues from the declines that were observed during the end of the first quarter and into the second quarter of 2020, however it remained materially below the levels we experienced in the same period of 2019. The full extent of the COVID-19 pandemic impact will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the outbreak (including the continued effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), further actions taken to mitigate the impact of the virus, and the pace of economic and financial market recovery when the COVID-19 pandemic subsides, among others.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries that it controls. All intercompany accounts and transactions have been eliminated in consolidation.

    Discontinued Operations Presentation: Due to the Company's decision in March of 2019 to exit and subsequently sell its Music Festivals business, the Company has reported the results of the Music Festivals within discontinued operations, net of taxes in the Company's Consolidated Financial Statements for the year ended December 31, 2020 and 2019. See Note 5, Divestitures and Discontinued Operations, for further discussion.

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

    Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk is limited due to the large number of customers comprising the Company’s customer base and their dispersion across several different geographic areas of the country. No single customer accounts for more than approximately 1% of revenue for the years ended December 31, 2020 and 2019.

    Cash and cash equivalents: The Company maintains its cash balances principally at large financial institutions throughout the United States. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2020 and 2019, cash equivalents were comprised of money market funds of $55.6 million and $54.8 million, valued using Level 1 inputs.

    Restricted cash: Restricted cash includes the collateral account for the Company’s corporate credit cards and a stand-by letter of credit issued in favor of a landlord for one of our leases, and are classified in non-current assets in the Consolidated Balance Sheets. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash. We had restricted cash of $0.5 million and $0.5 million as of December 31, 2020 and 2019, respectively.

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

    Software Development Costs: In accordance with Accounting Standards Codification (“ASC”) Topic 350, Internally Developed Software, we incurred and capitalized software development costs of $4.7 million during each of the years ended December 31, 2020 and 2019. Certain costs incurred for software development during the application development stage are capitalized while costs incurred during the preliminary and post-implementation stages are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life. Software development costs consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the development and localization of products and services.
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

    Intangible Assets: Intangible assets consist principally of Federal Communication Commission (“FCC”) broadcast licenses and other definite-lived intangible assets. FCC licenses, which have been recorded at their estimated fair value as of the date of acquisition, have an indefinite useful life and therefore are not amortized. The fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Costs associated with other definite-lived intangible assets are being amortized using the straight-line method over their estimated remaining useful lives, which range from 3 to 11 years, as of December 31, 2020.

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

    We utilized a discounted cashflow method to perform our impairment test. Under this method, the income that is attributable to each FCC license is isolated and is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and assumes that the only asset of the hypothetical start-up business is the license. It is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the indefinite-lived intangible assets. The cash flows generated in the greenfield method are presumed to emanate from the one asset, or the FCC license, that exists at time zero. This cash flow stream is discounted to arrive at a value for the FCC license.

    The key assumptions using the greenfield method are market revenue growth rates, market share, profit margin and duration and profile of the build-up period, the risk-adjusted discount rate and terminal values. This data is populated using industry normalized information representing an average FCC license within a market. The projections incorporated into our license valuations take into consideration the then current economic conditions. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control.

Below are some of the key assumptions used in our 2020 impairment assessments:

	December 31, 2020
Discount Rate	10.4% - 11.4%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.6%	96.0%
Operating Profit Margin	18.0%	48.0%

Below are some of the key assumptions used in our 2019 annual impairment assessments:

	December 31, 2019
Discount Rate	11.0%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	13.3%	91.7%
Operating Profit Margin	20.0%	50.0%

* Excludes markets that Company results and forecasts were inputs into the valuation due to lack of reliable third party data where mature market share was estimated at 100%.

    Based on the results of the Company’s annual impairment evaluation of its FCC licenses performed at December 31, 2020, no impairment charges were incurred during the fourth quarter of 2020. Based upon interim impairment evaluations of our FCC licenses performed at June 30, 2020 and March 31, 2020, we incurred impairment charges of $28.7 million and $78.4 million, respectively, for FCC licenses in 35 and 46, respectively, of our 67 local markets for the three months ended June 30, 2020 and March 31, 2020, respectively. For the year ended December 31, 2019 we incurred impairment charges of $39.4 million, for FCC licenses in 34 of our 67 local markets. Charges related to the impairment of the Company’s FCC licenses are included in our Advertising segment results.

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

    The Company evaluates goodwill for impairment at the reporting unit level and has determined appropriate reporting units. The most significant reporting is comprised of the components representing the local advertising businesses of all geographic markets, “Local Advertising”, which are aggregated into one reporting unit for testing. Our other reporting units include: (i) national digital assets, “National Digital”, which consists of music and entertainment focused national websites, (ii) Townsquare Ignite, our digital programmatic advertising platform, (iii) Analytical Services, which is an attribution and analytics platform dedicated to tracking broadcast media, (iv) Townsquare Interactive, which is our subscription based digital marketing solutions offered to small and mid-sized local and regional business, and (v) Live Events, which includes the operations of our national events including other expos, lifestyle and active events which occur outside of our 67 distinct markets.
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

    For 2020, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2020, including goodwill. Based upon such assessment, we determined that it was more likely than not that the fair value of each of our reporting units exceeded their respective carrying amounts. The fair values of our National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 138%, 231%, 795%, 300% and 118%, respectively. The fair values of each of our reporting units were determined using a weighted average market and income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, capital expenditures, and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 8.4% - 14.5% with a perpetual growth rates ranging from (4.5)% to 7.3%.

For 2019, in connection with performing our annual goodwill impairment assessment, we recognized an aggregate $69.0 million non-cash goodwill impairment charge related to the Local Advertising reporting unit, primarily as a result of moving our traditional broadcast operations to a stand-alone reporting unit in conjunction with a change in reportable operating segments in 2019. Prior to our change in reportable operating segments in 2019, the results of our traditional broadcast operations were aggregated with our digital advertising products and solutions, including Townsquare Interactive and Townsquare Ignite for the purposes of our annual goodwill impairment test. The fair values of our National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 125%, 277%, 559%, 267% and 273%, respectively. Following the recognition of the non-cash goodwill impairment charge, the local advertising businesses reporting unit had no goodwill as of December 31, 2019. The fair values of each of our reporting units was determined using a weighted average market and income approach. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 8% - 12% with a perpetual growth rates of ranging from (4.2)% to 15.4%.

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

See Note 7, Goodwill and Other Intangible Assets, for further details related to the results of our impairment testing for each of the years ended December 31, 2020 and 2019, respectively.

    Investments: Long-term investments consist of minority holdings in companies that management believes are synergistic with Townsquare. As management does not exercise significant control over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial valuation of the equity securities were based upon a combination of valuation analysis using observable inputs categorized as Level 2 and performing discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. In accordance with ASC 321, Investments - Equity Securities, the Company measures its equity securities at cost minus impairment, as their fair values are not readily determinable and the investments do not qualify for the net asset value per share practical expedient. The Company monitors its investments for any subsequent observable price changes in orderly transactions for the identical or a similar investment of the same investee, at which time the Company would adjust the then current carrying values of the related investment. Additionally, the Company evaluates its investments for any indicators of impairment. For the year ended December 31, 2020, the Company recorded no impairment charges. For the year ended December 31, 2019, the Company recorded impairment charges of $0.6 million. Impairment charges are included in caption Impairment of investments, in the Company’s Consolidated Statement of Operations.

    Deferred Financing Costs: Deferred financing costs related to the issuance of debt are capitalized and are amortized over the life of the instrument in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period (the interest method). The amortization of these costs is recorded as interest expense, net in the Consolidated Statements of Operations. Unamortized deferred financing costs as of December 31, 2020 and 2019 have been deducted from the long-term debt balance in the Consolidated Balance Sheets.

    Impairment of Long-Lived Assets: Long-lived assets (including property, equipment and intangible assets subject to amortization) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset group. If it were determined that the carrying amount of an asset was not recoverable, an impairment loss would be recorded. The Company determines the fair value of its long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. The fair value of assets held for sale is determined in the same manner as described for assets held and used. We recognized total impairment charges related to long-lived assets in certain markets during the year ended December 31, 2020 of $2.0 million. We recognized an impairment charge of $0.1 million during the year ended

December 31, 2019 related to the sale of one of our Tuscaloosa, AL stations. Long-lived asset impairment charges are included in caption Impairment of long-lived and intangible assets, in the Company’s Consolidated Statements of Operations.

Business Realignment Costs: As part of the Company’s COVID-19 response, the Company instituted immediate actions to address the potential financial impacts of the pandemic, one of which included reducing our workforce through the termination or layoff of approximately 135 full-time employees. In 2019, management elected to restructure the Company’s programming and traffic departments, and incurred certain expenses related to a senior management restructuring. The related compensation costs for termination benefits provided to the impacted employees are included as a component of business realignment costs.
    The Company recorded the following business realignment costs for the years ended December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Compensation costs	$2,648	$166
Other	441	—
Total	$3,089	$166

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

    Revenue Recognition: Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Digital marketing solutions revenue, under the brand name Townsquare Interactive, is recognized as a contract liability until the terms of a customer contract are satisfied, which generally occurs with the transfer of control as the Company satisfies its contractual performance obligation over time. Digital revenue is derived primarily from the sale of internet-based advertising campaigns to local and national advertisers and is recognized over the duration of the campaigns. Live events revenue and other non-broadcast advertising revenue are recognized as events are conducted. Deferred revenue consists primarily of advance ticket sales on events scheduled to take place at dates in the future and digital subscriptions in which payment is received in advance of the service month.

    Barter Transactions: Barter transactions (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from barter transactions is recognized when advertisements are broadcast. Merchandise or services received is charged to expense when received or utilized. If merchandise or services are received prior to the broadcast of the advertising, a liability is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Total revenues recognized related to barter transactions were $17.7 million and $27.9 million for the years ended December 31, 2020 and 2019, respectively.

    Leases: The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liability, net of current portion on our Consolidated Balance Sheets. Finance leases are included in property and equipment, net, financing lease liabilities, current and financing lease liabilities, net of current portion on our Consolidated Balance Sheets.

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

    As of December 31, 2020, the Company operated two non-owned radio stations under LMAs. The total net revenue for the contractual portion of the LMA of the radio stations and its total expenses for the contractual portion of the LMA were immaterial.

    Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose estimated fair values for its financial instruments. Management has reviewed its cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and has determined that their carrying values approximate their fair value due to the short maturity of these instruments. The fair value of the Company’s long-term debt is disclosed in Note 9, Long-Term Debt.

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

    The fair value framework under ASC 820 provides for a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:

•Level 1: Inputs are quoted prices (unadjusted) in active markets for identified assets or liabilities that the Company has the ability to access at the measurement date.

•Level 2: Inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 assets include quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets that are not active; and inputs other than quoted prices that are observable such as models.

•Level 3: Inputs are unobservable inputs for the asset or liability. Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

    Advertising and Promotion Costs: Costs of media advertising (including barter) and associated production costs are expensed to direct operating expenses the first time the advertising takes place. The Company recorded advertising expenses of $0.6 million and $3.2 million, for the years ended December 31, 2020 and 2019, respectively.

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

    The Company follows the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The Company’s Federal income tax returns and various state tax returns remain subject to examination by taxing authorities for all years after 2016.

    Stock-based compensation: Stock-based compensation expense related to stock-based transactions, including employee awards, is measured and recognized in the Consolidated Financial Statements based on the fair value of the award on the grant date. The fair values of restricted stock awards are determined based on the fair market value of our common stock at the time of grant. The fair value of option awards is estimated using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of the Company’s common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest. Share-based awards may be subject to forfeiture if certain employment conditions are not met. The Company accounts for forfeitures as they occur.

    Contingencies: In accordance with ASC Topic 450, Contingencies, the Company records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters and relates that to an accrual for estimated losses to determine if any adjustments are required.

    In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Additionally, from time to time the Company is engaged in various legal proceedings related to its intellectual property, employees or other matters. Although such matters are subject to many uncertainties and outcomes are not predictable with assurance, as of December 31, 2020 and 2019, management does not believe any such matters are material to the Company’s consolidated results of operations or financial condition.

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

Note 3. Revenue Recognition

    The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands):

	Year Ended December 31, 2020
	Advertising	Townsquare Interactive	Live Events	Total

Net Revenue (ex Political)	$282,493	$70,360	$2,479	$355,332
Political	16,006	—	—	$16,006
Net Revenue	$298,499	$70,360	$2,479	$371,338

	Year Ended December 31, 2019
	Advertising	Townsquare Interactive	Live Events	Total

Net Revenue (ex Political)	$349,711	$61,517	$17,077	$428,305
Political	3,103	—	—	$3,103
Net Revenue	$352,814	$61,517	$17,077	$431,408

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

    Net revenue for broadcast commercials and digital advertisements are recognized as the commercials are broadcast and digital advertisements are placed and the contractual performance obligations for Townsquare services are satisfied. We measure progress towards the satisfaction of our contractual performance obligations via the output produced in accordance with the contractual arrangement (the broadcast of commercials or the placement of digital advertisements). We recognize the associated contractual revenue as the delivery takes place.

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

    The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2020	December 31, 2019
Receivables	$58,634	$67,463
Short-term contract liabilities (deferred revenue)	$8,847	$8,086
Contract acquisition costs	$4,824	$4,037

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

    We record contract liabilities when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance related to event ticket sales for events scheduled to take place over the course of the current year and digital subscriptions in which payment is received in advance of the service month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. The increase in our contract liabilities balance from December 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $6.8 million of recognized revenue for the year ended December 31, 2020. For the year ended December 31, 2019, we recognized $7.4 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the year ended December 31, 2020.

    We capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed (previously such costs were expensed as incurred). Our capitalized contract acquisition costs include amounts related to sales commissions paid for contract acquisition costs related to signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense consistent with how the related revenue is recognized over the duration of the contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. We had a balance of $4.8 million and $4.0 million in deferred costs as of December 31, 2020 and 2019, respectively, included as a component of prepaid expenses and other current assets. During the year ended December 31, 2020 we recognized $2.7 million of amortization related to the December 31, 2019 balance. During the year ended December 31, 2019 we recognized $1.8 million of amortization related to balances generated in prior periods. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the years ended December 31, 2020 or 2019, respectively.

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

Note 4. Acquisitions

Acquisitions

    On May 28, 2020, Townsquare Media Duluth, LLC entered into an Asset Purchase Agreement to acquire the assets associated with the radio broadcast station WWAX-FM for $0.4 million. The acquisition closed on October 9, 2020, and consideration was paid with cash on hand.

On May 22, 2019, the Company entered into an Asset Purchase Agreement to acquire certain assets and liabilities related to a radio broadcast station in Tuscaloosa, AL for $0.7 million and $0.1 million in transaction fees. The acquisition closed on July 31, 2019 and consideration was paid with cash on hand.

Note 5. Divestitures and Discontinued Operations

    On June 4, 2019, the Company entered into an Asset Purchase Agreement to sell a radio broadcast station in Tuscaloosa, AL for $0.1 million. In connection with the transaction, which closed on July 31, 2019, we recorded an impairment charge against the long lived asset disposal group of $0.2 million, which is included in the caption Impairment of long lived and intangible assets in the Company's Consolidated Statements of Operations for the year ended December 31, 2019.

Divestitures Reported as Discontinued Operations

    During the first quarter of 2019, management concluded that the Company should exit its Music Festivals business. On May 24, 2019, the Company closed on the sale of its Music Festivals to a subsidiary of Live Nation for $10.0 million. As part of the transaction, it was mutually agreed upon that the Company would operate the 2019 Music Festivals under a production services agreement for a pre-determined share of "Net Profits" as defined in the agreement. The Company realized approximately $0.4 million in operating income during 2019 related to the operation of the 2019 Music Festivals, as outlined within the agreement. The Company has recorded a net gain on the disposal of the Music Festivals of $0.6 million which is included in Net loss from discontinued operations, net of tax in the Company's Consolidated Statements of Operations for the year ended December 31, 2019.

    On March 18, 2019, the Company closed on the sale of its Arizona Bridal Shows for $2.0 million. The Company realized a gain in connection with the sale of $1.5 million, which is included in Net loss from discontinued operations, net of tax in the Company's Consolidated Statements of Operations for the year ended December 31, 2019.

    The following table shows the components of assets and liabilities that are related to discontinued operations in the Company's Consolidated Balance Sheets (in thousands):

	December 31, 2020	December 31, 2019
Accounts payable	$1	$31
Accrued expenses and other current liabilities	32	392
Current liabilities of discontinued operations(1)	$33	$423

(1) The current liabilities of discontinued operations as of December 31, 2020 includes certain costs associated with the Music Festivals business which will be paid out within the next twelve months and primarily relate to employee costs.

    The following table shows the components of operations that are related to discontinued operations in the Company's Consolidated Statements of Operations (in thousands):

	December 31, 2020	December 31, 2019
Net revenue	$—	$20,368

Discontinued operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	—	22,968
Depreciation and amortization	—	207
Stock-based compensation	—	(97)
Impairment of goodwill	—	9,814
Transaction costs	—	238
Loss from discontinued operations before tax	—	(12,762)
Gain on sale of discontinued operations before tax	—	2,057
Income tax benefit	—	2,555
Loss from discontinued operations, net of tax	$—	$(8,150)

Note 6. Property and Equipment, Net

    Property and equipment consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Land and improvements	$21,512	$21,423
Buildings and leasehold improvements	54,471	51,025
Broadcast equipment	90,324	86,910
Computer and office equipment	20,480	18,432
Furniture and fixtures	21,657	20,799
Transportation equipment	19,918	18,574
Software development costs	30,721	25,999
Total property and equipment, gross	259,083	243,162
Less: Accumulated depreciation and amortization	(147,212)	(129,020)
Total property and equipment, net	$111,871	$114,142

Depreciation and amortization expense for property and equipment was $19.1 million and $24.9 million for the years ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the Company recorded $1.2 million in non-cash impairment charges, primarily related to long-lived assets within the San Angelo, TX market and the Live Events business. There were $0.1 million in impairment charges related to long-lived assets for the year ended December 31, 2019. The Company had no material right of use assets related to it finance leases as of December 31, 2020.

Note 7. Goodwill and Other Intangible Assets, Net

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to the then current and expected future economic and market conditions surrounding the COVID-19 pandemic during the early part of 2020 and the results of the impairment assessment performed as of December 31, 2019, the Company also quantitatively evaluated the fair value of its FCC licenses at March 31, 2020 and June 30, 2020.

Based on the results of the Company’s annual impairment evaluation of its FCC licenses performed at December 31, 2020, no impairment charges were incurred during the fourth quarter of 2020. Based upon interim impairment evaluations of our FCC licenses as of June 30, 2020 and March 31, 2020, we incurred impairment charges of $28.7 million and $78.4 million, respectively, for FCC licenses in 35 and 46, respectively, of our 67 local markets for the three months ended June 30, 2020 and March 31, 2020, respectively. The impairment charge realized during the three months ended June 30, 2020 was primarily driven by changes in the market data utilized in determining the discount rate applied in the valuation of our FCC licenses which drove an increase in the weighted average cost of capital. The changes in data were driven by an increase in market volatility and industry bond yields, a direct result of the impact of the COVID-19 pandemic on market and economic conditions. The impairment charge realized during the three months ended March 31, 2020 was primarily due to declines in forecasted traditional broadcast revenue in the markets we operate in as a result of the COVID-19 pandemic.

Charges related to the impairment of the Company’s FCC licenses are included in Advertising segment results.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital would cause the estimated fair values of our FCC licenses to decrease by $56.2 million as of December 31, 2020. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences further actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

For 2020, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. Based upon such assessment, the Company determined that the fair value of the following reporting units exceeded their respective carrying amounts as of December 31, 2020. The fair values of our National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive, and Live Events reporting units were in excess of their respective carrying values by approximately 138%, 231%, 795%, 300% and 118%, respectively.

For 2019, we determined that the carrying value of our Local Advertising reporting unit exceeded its fair value as of our impairment assessment date, primarily as a result of traditional broadcast operations comprising a standalone reporting unit. Prior to our change in reportable operating segments in 2019, the results of our traditional broadcast operations were aggregated with our digital advertising products and solutions, including Townsquare Interactive and Townsquare Ignite for the purposes of our annual goodwill impairment test. The fair values of our National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 125%, 277%, 559%, 267% and 273%, respectively.

    The Company recognized an aggregate $69.0 million non-cash goodwill impairment charge related to the local advertising businesses reporting unit in the fourth quarter of 2019. Following the recognition of this non-cash goodwill impairment charge, the local advertising businesses reporting unit had no goodwill.

As of December 31, 2020, the goodwill balances remaining for each of our reporting units were as follows (amounts in thousands):

	Goodwill at December 31, 2020	Goodwill at December 31, 2019
Reporting Unit:
Local Advertising	$—	$—
National Digital	8,273	8,273
Townsquare Ignite	66,378	66,378
Analytical Services	2,313	2,313
Townsquare Interactive	77,000	77,000
Live Events	3,983	3,983
Balance	$157,947	$157,947

    The fair values of each of our reporting units were determined using a weighted average market and income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 8.4% - 14.5% with a perpetual growth rates ranging from (4.5)% to 7.3%.

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

    The following table presents changes in goodwill by segment during each of the two years ended December 31, 2020 and 2019, respectively (in thousands):

	Advertising	Townsquare Interactive	Live Events	Total
Balance at December 31, 2018 (1)	$—	$—	$—	$226,981

Reassignment of goodwill	145,998	77,000	3,983	226,981
Impairment loss on goodwill	(69,034)			(69,034)
Balance at December 31, 2019	$76,964	$77,000	$3,983	$157,947

Balance at December 31, 2020	$76,964	$77,000	$3,983	$157,947

(1) The aggregate goodwill balance as of December 31, 2018 is net of $48.9 million of accumulated impairment charges, of which $39.9 million was included as a component of discontinued operations and $9.1 million of which related to the 2017 strategic review and restructuring of our entertainment business. Additionally, a $4.1 million write-off of goodwill was recorded in 2017 in connection with business realignments within the entertainment business.

    The following tables present details of intangible assets as of December 31, 2020 and 2019, respectively (in thousands):

	December 31, 2020
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$277,013	$—	$277,013
Customer and advertising relationships	3	6,540	(4,793)	1,747
Leasehold interests	11	1,085	(970)	115
Tower space	3	454	(439)	15
Trademarks	9	2,761	(1,218)	1,543
Software License Fees	3	853	(126)	727
Total		$288,706	$(7,546)	$281,160

	December 31, 2019
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$383,738	$—	$383,738
Customer and advertising relationships	3	6,540	(4,139)	2,401
Leasehold interests	12	1,085	(940)	145
Tower space	4	454	(433)	21
Trademarks	10	2,761	(1,045)	1,716
Other intangibles	0.1	160	(152)	8
Total		$394,738	$(6,709)	$388,029

Amortization expense for definite-lived intangible assets for each of the years ended December 31, 2020 and 2019 was $1.0 million and $0.9 million, respectively.
Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2020 is as follows (in thousands):

2021	$1,115
2022	1,112
2023	848
2024	179
2025	179
Thereafter	714
$4,147

Note 8. Investments

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

During the year ended December 31, 2020, the Company made certain investments in three small businesses totaling $2.8 million and an additional $0.4 million investment in an existing investee. There were no impairment charges or fair value adjustments recorded for the year ended December 31, 2020.

    During the year ended December 31, 2019 approximately $0.3 million of a convertible note receivable previously outstanding at December 31, 2018 converted into an investment. Additionally, the Company made a non-cash investment in a small business totaling $2.0 million. The investments represent minority ownership positions and are considered equity investments accounted for as equity securities under ASC 825, Financial Instruments. These transactions were recorded as investments in the Company's Consolidated Balance Sheet as of December 31, 2019.
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

Note 9. Long-Term Debt

    Total debt outstanding is summarized as follows (in thousands):

	December 31, 2020	December 31, 2019
2023 Notes	$273,416	$278,148
Term Loans	272,381	282,332
Debt before deferred financing costs	545,797	560,480
Deferred financing costs	(2,369)	(3,840)
Total debt	543,428	556,640
Less: current portion of long-term debt	—	(9,929)
Total long-term debt (1)	$543,428	$546,711

(1) See Note 17, Subsequent Events, in our Notes to Consolidated Financial Statements for further information for debt-related matters that occurred subsequent to December 31, 2020.

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

During the year ended December 31, 2020, the Company voluntarily repurchased $4.7 million of its 2023 Notes at a market price below par, plus accrued interest and recognized a gain of $1.2 million. The Company wrote-off approximately $0.1 million of unamortized deferred financing costs in connection with the voluntary repurchase of its 2023 Notes. The repurchased notes were canceled by the Company. During each of the years ended December 31, 2018 and 2016, the Company voluntarily repurchased $1.9 million and $19.9 million, respectively, of the 2023 Notes at then market prices below par, plus accrued interest.

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

As of December 31, 2020, the interest rate on the Term Loans was 4.00%. The Revolving Credit Facility has an interest rate based either on LIBOR and an applicable margin of 250 basis points, or an alternative base rate and an applicable margin of 150 basis points. The Revolving Credit Facility also carries an unused commitment fee equal to 0.50% per annum. As of December 31, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility.

    On April 30, 2019, the Company amended its Senior Secured Credit Facility to, among other things, extend the maturity date of the existing Revolving Credit Facility by two years to April 1, 2022, coterminous with the Term Loans maturity date (with a springing maturity six months inside of the maturity date of the Term Loans) and to amend certain asset sale provisions. The Term Loans mature on April 1, 2022. In connection with the amendment, the Company incurred financing costs of $0.4 million which are being amortized over the term of the revolving credit facility. Borrowings under the Senior Secured Credit Facility are subject to mandatory prepayments equal to the net proceeds to the Company of any additional debt issuances or asset sales, as well as half of the annual excess free cash flow as defined in the credit agreement (subject to certain reductions). Based on the results of operations for the year ended December 31, 2019 we were required to make an excess free cash flow payment of $9.9 million. The payment was made on June 15, 2020.

    The Senior Secured Credit Facility contains covenants that, among other things, limit or restrict the ability of the Company and its subsidiaries to incur additional indebtedness or liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends or other distributions; make acquisitions, investments, loans and advances; prepay certain indebtedness including the 2023 Notes; change the nature of its business; engage in certain transactions with affiliates and incur restrictions on interactions between the Company and its subsidiaries, or limit actions in relation to the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains a requirement that, at the end of each calendar quarter, if we have drawn at least 30%, or $15 million, of the commitments under the Revolving Credit Facility, we must have a first lien leverage ratio (as defined under the Senior Secured Credit Facility) on such date of no greater than 3.75:1.00. As a result of our borrowing of $50.0 million on March 17, 2020 under the Revolving Credit Facility, we became subject to this requirement. On June 5, 2020, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $50.0 million of available borrowing capacity following the repayment and as a result, is no longer subject to the foregoing leverage requirement.

    The Company was in compliance with its covenants under the 2023 Notes indenture and the Senior Secured Credit Facility as of December 31, 2020.

As of December 31, 2020 and 2019, based on available market information, the estimated fair value of the 2023 Notes was $278.2 million and $279.5 million, respectively, and $272.4 million and $283.4 million, respectively, for the Term Loans. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

    Annual maturities of the Company's long-term debt as of December 31, 2020 are as follows (in thousands):

2021	$—
2022	—
2023	272,381
2024	273,416
2025	—
Thereafter	—
$545,797

Note 10. Lease and Other Commitments

    Our lease agreements are primarily for facilities, land, radio towers and other equipment used in our operations and contain renewal options through 2088, escalating rent provisions and/or cost of living adjustments. The majority of our leases are operating leases, although we have several finance leases for equipment as the lease term represents a significant portion of the useful life. In several cases, we have lease arrangements where the lease payment is based upon the consumer price index. Our lease agreements generally do not contain guarantees of the residual value at the end of the lease term or restrictive financial or other covenants.

    Total rental expense, including costs incurred for live events such as venue and equipment rentals, for our operating leases was $12.0 million and $14.5 million for the years ended December 31, 2020 and 2019, respectively, and is included in Income from continuing operations. During the year ended December 31, 2020, the Company recognized $0.7 million in accelerated rent related to a facility in Princeton, NJ in connection with consolidating operations within the market.

In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") (the "Tower Sale"). The divested towers house antenna that broadcast certain of the Company’s radio stations. As part of this transaction, the Company leased a portion of the space on the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of twenty years and three optional 5-year renewal periods. The Company pays $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The ending balances of the prepaid rent asset and deferred gain, including the current portion of $0.2 million, as of December 31, 2020 and 2019 were $6.2 million and $6.4 million, respectively. The Company will continue to amortize these balances over the remaining lease term.

    Weighted-average remaining lease term (in years) and discount rate related to leases were as follows:

Weighted Average Remaining Lease Term	December 31, 2020	December 31, 2019
Finance Leases	3.29 years	4.31 years
Operating leases	7.54 years	7.75 years
Weighted Average Discount Rate
Finance Leases	6.15%	7.06%
Operating leases	7.02%	7.34%

Maturities of lease liabilities for operating leases are as follows as of December 31, 2020 (in thousands):

2021	$10,161
2022	9,415
2023	8,375
2024	7,007
2025	5,801
Thereafter	19,431
Total operating lease payments	60,189
Less: imputed interest	(14,209)
Add: deferred gain sale leaseback transaction	6,197
Total	$52,178

Maturities of lease liabilities for financing leases are as follows as of December 31, 2020 (in thousands):

2021	$72
2022	71
2023	39
2024	24
2025	8
Thereafter	—
Total financing lease payments	214
Less: imputed interest	(20)
Total	$194

The components of lease costs recorded to operating and corporate expense where the short-term lease measurement and recognition exemption was not applied are as follows (dollars in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Operating lease cost	$11,035	$11,516
Short-term lease cost	$70	57
Variable lease cost	$6	6
Total lease cost	$11,111	$11,579

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. (“Nielsen”), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of December 31, 2020 is approximately $1.6 million and is expected to be paid in accordance with the agreements through September 2021. In addition, the Company has aggregate commitments of $6.4 million for a business management platform through 2023.

    Future expected payments under these agreements as of December 31, 2020 are as follows (in thousands):

2021	$3,694
2022	2,147
2023	2,188
2024	—
2025	—
Thereafter	—
Total purchase obligations	$8,029

Note 11. Income Taxes

    Income tax benefit from continuing operations for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Current income tax expense
State	$348	$464
Total current income tax expense	$348	$464

Deferred tax benefit
Federal	$(20,205)	$(12,323)
State	(4,001)	(2,705)
Total deferred income tax benefit	(24,206)	(15,028)
Total income tax benefit	$(23,858)	$(14,564)

Total income tax (benefit) expense from continuing operations differed from the amount computed by applying the federal statutory tax rate of 21% for the years ended December 31, 2020 and 2019, due to the following (in thousands):

	December 31, 2020	December 31, 2019
Pretax income at federal statutory rate	$(21,926)	$(15,154)
State income tax expense, net federal expense	(4,584)	(2,827)
Non-deductible items	272	581
Goodwill impairment	—	1,726
Adjustment of prior year deferred taxes	836	249
Change in valuation allowance	1,552	953
Other items	(8)	(92)
Total benefit for income taxes	$(23,858)	$(14,564)

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2020 and 2019 are presented below (in thousands):

	2020	2019
Deferred tax assets:
Allowance for doubtful accounts	$1,812	$668
Accrued expenses and other current liabilities	534	262
Stock-based compensation	3,670	3,648
Property and equipment	2,011	1,767
Interest expense	7,579	4,816
Operating lease obligations	13,406	13,508
Deferred revenue	—	100
Noncurrent liabilities	4,623	1,020
Net operating loss and credit carryforwards	59,460	56,771
Foreign tax credits	385	385
	93,480	82,945
Less: valuation allowance	(55,438)	(53,886)
Deferred tax assets	38,042	29,059
Deferred tax liabilities:
Intangible assets	34,228	49,067
Operating lease right of use assets	12,407	12,778
Software development costs	1,733	1,561
Deferred tax liabilities	48,368	63,406
Net deferred tax liabilities	$(10,326)	$(34,347)

    As of December 31, 2020, the Company has federal net operating loss carryforwards of approximately $167.6 million available to offset future income which will expire in the years 2021 through 2037, of which $36.9 million have an indefinite life. Approximately $50.4 million is applicable to Townsquare Radio, Inc. and can only be utilized against its future earnings (subject to further limitations under Section 382 of the Internal Revenue Code), and $80.3 million applicable to post IPO operations of the Company and can be utilized against future earnings without limitation through 2037. The Company has approximately $56.2 million of capital loss carryforwards which can be utilized through 2023. Additionally, the Company has various amounts of state net operating loss carry forwards expiring through 2040.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. At December 31, 2020 and 2019, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences. The increase in the valuation allowance of $1.6 million and $1.0 million during the December 31, 2020 and 2019 periods, respectively, is primarily due to managements conclusion in the period that an additional portion of the deferred tax assets will more than likely not be realized.

    The Company has not recorded any unrecognized tax benefits as of December 31, 2020 and December 31, 2019. It is not expected that unrecognized tax benefits will materially change in the next 12 months.

Note 12. Stockholders’ Equity

The table below presents a summary, as of December 31, 2020, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	14,436,065	One vote per share.
Class B common stock	$0.01	50,000,000	2,966,669	10 votes per share.[2]
Class C common stock	$0.01	50,000,000	1,636,341	No votes.[2]
Warrants			8,977,676	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $898.[3]
Total		400,000,000	28,016,751
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

The foregoing share totals include 306,177 shares of restricted Class A common stock, subject to vesting terms, but exclude 6,120,896 of Class A common stock and 5,113,182 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $4.79 and $9.63 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

Dividend Rights

    Each holder of shares of our common stock will be entitled to receive equally, on a per share basis, such dividends and other distributions in cash, securities or other property of the Company as may be declared thereon by our Board of Directors from time to time out of assets or funds of the Company legally available therefor; provided, however, that in the event that such dividend is paid in the form of shares of common stock or rights to acquire common stock, the holders of Class A common stock shall receive Class A common stock or rights to acquire Class A common stock, as the case may be, the holders of Class B common stock shall receive Class B common stock or rights to acquire Class B common stock, as the case may be, and the holders of Class C common stock shall receive Class C common stock or rights to acquire Class C common stock, as the case may be. Following the economic circumstances and uncertainty created by the COVID-19 pandemic, our board of directors has determined to cease payment of quarterly cash dividends. Any future determination to pay dividends will be at the discretion of our board of directors.

    If we declare or pay a dividend or make any other distribution upon shares of our common stock, except for a dividend payable in common stock, then each warrant holder shall be entitled to, at the time of the dividend, the amount which would have been paid to each warrant holder based on the shares of common stock each warrant holder would have held had the warrants been fully exercised immediately prior to the date on which a dividend is paid.

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

Stock-based Compensation

    The Company’s 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 12,000,000 shares. As of December 31, 2020, 162,233 shares were available for grant.

    Stock Options: During the year ended December 31, 2020, the Company granted 2,181,041 options with grant date fair values of $2.36 and $3.15. The option grants have a four year vesting period of 25% each year with a ten-year term.

    The grant date fair value of the stock options is estimated using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company’s common stock price, dividend yield and the risk-free interest rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted:

	2020	2019
Expected volatility	50.0%	40.0%
Expected term	6.25 years	6.33 years
Risk free interest rate	0.66%	2.0%
Expected dividend yield	0.0%	5.2%

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

    The following table summarizes stock option activity for the years ended December 31, 2020 and 2019:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	9,688,424	$9.50	6.11	$—
Granted	6,500	5.25
Exercised	—	—
Forfeited and expired	(479,399)	7.71
Outstanding at December 31, 2019	9,215,525	$8.26	5.21	$15,764
Granted	2,181,041	6.50
Exercised	(5,646)	8.74		$6
Forfeited and expired	(156,842)	8.16
Outstanding at December 31, 2020	11,234,078	$7.92	4.99	$1,062
Exercisable at December 31, 2020	7,723,037	$8.57	3.13	$258

    The weighted average grant date fair value of options granted during 2019 was $1.30 per share. These options were subsequently forfeited in the fourth quarter of 2019. The aggregate intrinsic value in the table above represents the difference between the exercise price of the underlying options and the market price of the Company’s common stock on for the options that were in-the-money.

    The maximum contractual term of stock options is 10 years.

        Restricted Stock: During the years ended December 31, 2020 and 2019, 71,362 shares and 67,026 shares, respectively of restricted Class A common stock shares were issued under the 2014 Incentive Plan. These awards have weighted-average grant date fair values of $6.98 and $7.46 for the years ended December 31, 2020 and 2019, respectively. During the twelve months ended December 31, 2020, 150,248 shares of restricted stock vested which had a weighted average grant date fair value of $6.86.

        As of December 31, 2020, there were 306,177 shares of restricted Class A common stock outstanding with a weighted average grant date fair value per share of $6.55. The fair value of the restricted stock is equal to the closing share price on the date of grant. The vesting term of shares of restricted stock vary from 1 to 5 years.

    For the years ended December 31, 2020 and 2019, the Company recognized approximately $2.1 million and $2.6 million, respectively, of stock-based compensation expense with respect to the options and shares of restricted stock granted. As of December 31, 2020, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $8.1 million and $1.5 million, respectively, and is expected to be recognized over a weighted average period of 3.6 and 1.4 years, respectively.

Note 13. Net Income (Loss) Per Common Share

Net Loss Per Common Share

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

    The calculation of basic and diluted EPS for the years ended December 31, 2020 and 2019, was as follows (in thousands, except per share data):

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(80,551)	$(65,654)
Net income from non-controlling interest	$1,919	$2,109
Net loss attributable to controlling interest	$(82,470)	$(67,763)

Net loss from continuing operations	$(80,551)	$(57,504)
Net income from continuing operations attributable to non-controlling interest	1,919	2,109
Net loss from continuing operations attributable to controlling interest	$(82,470)	$(59,613)
Net loss from discontinued operations, net of tax	$—	$(8,150)

Denominator:
Weighted average shares of common stock outstanding	18,647	18,549
Weighted average shares of participating securities outstanding	8,978	8,978
Total weighted average basic shares outstanding	27,625	27,527
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	18,647	18,549

Basic (loss) income per share:
Continuing operations attributable to common shares	$(4.46)	$(3.36)
Continuing operations attributable to participating shares	$0.08	$0.30
Discontinued operations attributable to common shares	$—	$(0.44)
Discontinued operations attributable to participating shares	$—	$—

Diluted loss per share:
Continuing operations	$(4.46)	$(3.36)
Discontinued operations	$—	$(0.44)

The Company had the following dilutive securities that were not included in the computations of diluted net income per share as they were considered anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019
Warrants	8,978	8,978
Stock options	11,234	9,216
Restricted Stock	306	24

Note 14. Segment Information

    Operating segments are organized internally by type of products and services provided. Operating segments include components for which separate financial information is available that is evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”), identified as the Company's CEO, Bill Wilson, in deciding how to allocate resources and in assessing the Company's performance. Based on the information reviewed by Mr. Wilson in his capacity as CODM, the Company has identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions subscription business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events. The Company has concluded that each of these operating segments shall be presented separately. The Company operates in one geographic area. The Company's assets and liabilities are managed within the small and mid-sized markets across the United States where the Company conducts its business and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's CEO or included in these Consolidated Financial Statements. Intangible assets consist principally of FCC broadcast licenses and other definite-lived intangible assets and primarily support the Company’s Advertising segment. For further information see Note 7, Goodwill and Other Intangible Assets. The Company does not have any material inter-segment sales.

    The Company's management evaluates segment operating income, which excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, and primarily includes expenses related to corporate stewardship and administration activities, transaction related costs and impairments of investments.

    The following table presents the Company's reportable segment information for the year ended December 31, 2020 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$298,499	$70,360	$2,479	$—	$371,338
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	230,849	49,259	2,239	—	282,347
Depreciation and amortization	14,303	529	438	4,837	20,107
Corporate expenses	—	—	—	26,885	26,885
Stock-based compensation	145	90	9	1,840	2,084
Transaction costs	—	—	—	2,653	2,653
Business realignment costs	—	—	304	2,785	3,089
Impairment of investments, long-lived and intangible assets	108,483	—	575	—	109,058
Net loss on sale and retirement of assets	—	—	—	83	83
Operating (loss) income	$(55,281)	$20,482	$(1,086)	$(39,083)	$(74,968)

    The following table presents the Company's reportable segment information for the year ended December 31, 2019, (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$352,814	$61,517	$17,077	$—	$431,408
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	244,322	42,351	13,752	—	300,425
Depreciation and amortization	10,920	509	544	13,863	25,836
Corporate expenses	—	—	—	28,599	28,599
Stock-based compensation	221	106	29	2,236	2,592
Transaction costs	—	—	—	1,518	1,518
Business realignment costs	—	—	—	166	166
Impairment of goodwill	69,034	—	—	—	69,034
Impairment of investments, long-lived, and intangible assets	39,588	—	—	693	40,281
Net loss on sale and retirement of assets	—	—	—	92	92
Operating income (loss)	$(11,271)	$18,551	$2,752	$(47,167)	$(37,135)

Note 15. Related Party Transactions

    The Company has a strategic partnership and services agreement with a venture studio affiliated with the Chairman of Townsquare’s Board of Directors. Under the agreement, the Company provides certain professional and administrative services including, IT, accounting and human resources support business development and engineering and consulting services. The Company receives a monthly service fee of $5,000, and any direct expenses, as applicable. During the year ended December 31, 2020 and 2019, the Company received payments in the aggregate of $0.1 million and $0.2 million related to services provided under the terms of the agreement, respectively.

Note 16. Selected Quarterly Financial Data (Unaudited) (in thousands, except per share data)

	2020 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Net revenue (1)	$93,433	$74,055	$95,356	$108,494
Operating (loss) income (2)	(72,111)	(33,655)	9,535	21,263

Net (loss) income from continuing operations	$(59,577)	$(26,822)	1,311	$4,537
Net (loss) income	$(59,577)	$(26,822)	$1,311	$4,537

Basic income (loss) per share: (3)
Continuing operations attributable to common shares	$(3.27)	$(1.46)	$0.03	$0.15
Continuing operations attributable to participating shares	$0.08	$—	$0.03	$0.15

Diluted income (loss) per share: (3)
Continuing operations	(3.27)	$(1.46)	$0.03	0.15

	2019 Quarter Ended
(in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Net revenue	$93,682	$113,088	$112,561	$112,077
Operating income (loss) (4)	11,923	22,183	20,183	(91,424)

Net income (loss) from continuing operations	2,384	9,851	8,502	(78,241)
Net (loss) income from discontinued operations, net of tax	(6,962)	84	(1,234)	(38)
Net (loss) income	$(4,578)	$9,935	$7,268	$(78,279)

Basic income (loss) per share: (3)
Continuing operations attributable to common shares	$0.07	$0.34	$0.29	$(4.28)
Continuing operations attributable to participating shares	$0.07	$0.34	$0.29	$0.07
Discontinued operations attributable to common shares	$(0.38)	$—	$(0.04)	$—
Discontinued operations attributable to participating shares	$—	$—	$(0.04)	$—

Diluted income (loss) per share: (3)
Continuing operations	$0.07	$0.34	$0.29	$(4.28)
Discontinued operations	$(0.25)	$—	$(0.04)	$—

(1) The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients. Additionally, the Company canceled nearly all scheduled live events beginning in March 2020. During the second half of 2020, we experienced some recovery in advertising revenues from the declines that were observed during the end of the first quarter and into the second quarter of 2020, however it remained materially below the levels we experienced in the same period of 2019.

(2) Declines in forecasted traditional broadcast revenue in the markets we operate in contributed to impairments to the carrying values of our FCC license intangible assets of $78.4 million during the three months ended March 31, 2020 in 35 of our 67 local markets. The Company realized an additional impairment charge of $78.4 million in 46 of our 67 local markets during the three months ended June 30, 2020, primarily driven by changes in assumptions utilized in determining the discount rate applied in the valuation of our FCC licenses due to increases in the weighted average cost of capital as a direct result of the impact of the COVID-19 pandemic on market and economic conditions and the corresponding impacts to our risk premium.

(3) Basic and diluted income (loss) per share is computed independently for each quarter presented. Therefore, the sum of the quarters may not necessarily equal the total for the year.

(4) In connection with our 2019 annual goodwill impairment assessment, we determined that the carrying value of our Local Advertising reporting unit exceeded its fair value as of our impairment assessment date, primarily as a result of traditional broadcast operations comprising a standalone reporting unit. Prior to our change in reportable operating segments in 2019, the results of our traditional broadcast operations were aggregated with our digital advertising products and solutions, including Townsquare Interactive and Townsquare Ignite for the purposes of our annual goodwill impairment test. As a result, we recognized an aggregate $69.0 million non-cash goodwill impairment charge related to the local advertising businesses reporting unit in the fourth quarter of 2019. For the year ended December 31, 2019 we incurred impairment charges of $39.4 million, for FCC licenses in 34 of our 67 local markets.

Note 17. Subsequent Events

2021 Financing Transactions

On January 6, 2021, the Company, completed the private offering and sale of $550.0 million aggregate principal amount of 6.875% senior secured notes due 2026 (the “2026 Notes”) at an issue price of 100.0%. The net proceeds from the 2026 Notes, together with cash on hand, were used to repay borrowings under the Senior Secured Credit Facility and to redeem all of the outstanding 2023 Notes on January 14, 2021, and to pay the premium, fees and expenses related thereto.

The 2026 Notes bear interest at a rate of 6.875% and mature on February 1, 2026. Interest is payable on the 2026 Notes semi-annually on February 1 and August 1 of each year, commencing on August 1, 2021. The 2026 Notes rank equally with all of the Company’s future senior debt, are senior to all of the Company’s future subordinated debt and any future junior lien indebtedness and unsecured indebtedness of the Company or guarantors. Obligations under the 2026 Notes and Borrowings are guaranteed by each of the Company’s direct and indirect subsidiaries, and subject to certain exceptions, are secured by substantially all of the tangible and intangible assets of the Company and its subsidiaries. The 2026 Notes and the related guarantees are structurally subordinated to any existing and future indebtedness, other liabilities and preferred stock of the Company’s subsidiaries that do not guarantee the 2026 Notes.

At any time prior to February 1, 2023, the Company may redeem the 2026 Notes in whole or in part, at its option, at a redemption price equal to 100% of the principal amount of the 2026 Notes plus an “applicable premium,” as set forth in the 2026 Notes indenture and accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after February 1, 2023, the Company may redeem the 2026 Notes at the redemption prices set forth in the 2026 Notes indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to February 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 2026 Notes with the net cash proceeds of one or more equity offerings, at a price equal to 106.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company experiences certain change of control events, holders of the 2026 Notes may require it to repurchase all or part of their New Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

The Company intends to enter into a new senior secured asset-based revolving credit facility (any such facility, the “New ABL Facility”). The Company intends to use the New ABL Facility to finance the working capital needs and other general corporate purposes of the Company and its subsidiaries. There can be no assurance that the Company will be able to negotiate a definitive agreement or that it will be able to close the New ABL Facility. If the Company enters into any New ABL Facility, from and after the entry into any such New ABL Facility, the 2026 Notes and the related guarantees will be secured on a first priority basis.

The 2026 Notes indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to stockholders; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of substantially all of their assets; enter into transactions with affiliates; sell or transfer certain assets; and agree to certain restrictions on the ability of restricted subsidiaries to make payments to the Company. Certain of these covenants will be suspended if the 2026 Notes are assigned an investment grade rating by Standard & Poor’s Investors Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. and no event of default has occurred and is continuing.

Stock Repurchase Agreement

On January 24, 2021, the Company entered into a stock repurchase agreement with certain affiliates of Oaktree Capital Management L.P. (“Oaktree”) to repurchase 606,484 shares of the Company’s Class A common stock, par value $0.01 per shares, 2,151,373 shares of the Company’s Class B common stock, par value $0.01 per share, and 7,242,143 warrants to purchase Class A Common Stock, or such greater number of securities as the Company may elect. On March 9, 2021, the repurchase was consummated and the Company elected to repurchase all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants for an aggregate purchase price of $80.4 million, or $6.40 per security.

In connection with the closing under the stock repurchase agreement, on March 8, 2021, the Company and Oaktree entered into a settlement agreement (the “Settlement Agreement”), pursuant to which, among other things, the Company agreed to pay $4.5 million to Oaktree as follows: (i) $1.5 million on April 1, 2021; (ii) $1.0 million on July 1, 2021; (iii) $1.0 million on October 1, 2021; and (iv) $1.0 million on November 10, 2021. The Settlement Agreement also includes customary mutual releases from claims, demands, and damages related to the stock repurchase agreement.

Amendment to 2014 Incentive Plan

On January 25, 2021, the Board of Directors determined that it was in the best interests of the Company and its stockholders to amend the Company’s 2014 Omnibus Incentive Plan to increase the number of shares of common stock available for grant under the 2014 Incentive Plan from 12,000,000 shares to 27,000,000 shares (the “Amendment”). Subsequently, on January 25, 2021, the Board of Directors submitted the Amendment to certain stockholders affiliated with Oaktree for approval. By written consent delivered to the Company on January 27, 2021, the Oaktree-affiliated stockholders, representing approximately 52.4% of the voting power of the Company, approved the Amendment.

SCHEDULE II
TOWNSQUARE MEDIA, INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2020	$2,604	$6,970	$(2,523)	$7,051
2019	$3,314	$2,223	$(2,933)	$2,604

S-1