Form 10-Q
period 2021-03-31
Townsquare Media, Inc.
filed 2021-05-10
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
(Address of Principal Executive Offices, including Zip Code)
(203) 861-0900
(Registrant's telephone number, including area code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 5, 2021, the registrant had 16,326,189 outstanding shares of common stock consisting of: (i)14,674,552 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 836,341 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$20,118	$83,229
Accounts receivable, net of allowance of $6,894 and $7,051, respectively	45,730	58,634
Prepaid expenses and other current assets	10,793	12,428
Total current assets	76,641	154,291
Property and equipment, net	109,500	111,871
Intangible assets, net	280,881	281,160
Goodwill	157,947	157,947
Investments	16,729	11,501
Operating lease right-of-use assets	47,569	48,290
Other assets	1,315	2,948
Restricted cash	494	494
Total assets	$691,076	$768,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,733	$9,056
Deferred revenue	8,636	8,847
Accrued compensation and benefits	7,890	12,462
Accrued expenses and other current liabilities	24,706	21,427
Operating lease liabilities, current	7,289	7,517
Financing lease liabilities, current	65	64
Accrued interest	9,031	6,350
Liabilities of discontinued operations	—	33
Total current liabilities	73,350	65,756
Long-term debt, less current portion (net of deferred finance costs of $9,881 and $2,369, respectively)	540,119	543,428
Deferred tax liability	9,310	10,326
Operating lease liability, net of current portion	43,225	44,661
Financing lease liabilities, net of current portion	114	130
Other long-term liabilities	3,254	3,446
Total liabilities	669,372	667,747
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 14,674,552 and 14,436,065 shares issued and outstanding, respectively	147	144
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 2,966,669 shares issued and outstanding, respectively	8	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 836,341 and 1,636,341 shares issued and outstanding, respectively	8	17
Total common stock	163	191
Additional paid-in capital	296,758	369,672
Accumulated deficit	(279,151)	(272,602)
Non-controlling interest	3,934	3,494
Total stockholders’ equity	21,704	100,755
Total liabilities and stockholders’ equity	$691,076	$768,502

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Net revenue	$88,761	$93,433

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	64,527	71,550
Depreciation and amortization	4,729	5,284
Corporate expenses	4,134	6,390
Stock-based compensation	1,062	524
Transaction costs	4,715	1,027
Business realignment costs	190	1,711
Impairment of long-lived and intangible assets	—	79,060
Net loss (gain) on sale and retirement of assets	593	(2)
Total operating costs and expenses	79,950	165,544
Operating income (loss)	8,811	(72,111)
Other expense (income):
Interest expense, net	10,155	8,129
Loss on extinguishment and modification of debt	5,997	—
Other (income) expense, net	(337)	227
Loss from operations before tax	(7,004)	(80,467)
Income tax benefit	(895)	(20,890)
Net loss	$(6,109)	$(59,577)

Net (loss) income attributable to:
Controlling interests	$(6,549)	$(60,154)
Non-controlling interests	$440	$577

Basic (loss) income per share:
Attributable to common shares	$(0.35)	$(3.27)
Attributable to participating shares	$—	$0.08

Diluted loss per share	$(0.35)	$(3.27)

Weighted average shares outstanding:
Basic attributable to common shares	18,602	18,582
Basic attributable to participating shares	6,823	8,978
Diluted	18,602	18,582
Cash dividend declared per share	$—	$0.075

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2021	14,436,065	2,966,669	1,636,341	8,977,676	$191	$369,672	$(272,602)	$3,494	$100,755
Net (loss) income	—	—	—	—	—	—	(6,549)	440	(6,109)
Repurchase of securities (1)	(1,595,224)	(2,151,373)	—	(8,814,980)	(38)	(81,912)	—	—	(81,950)
Stock-based compensation	—	—	—	—	—	1,062	—	—	1,062
Common stock issued under exercise of stock options	1,022,283	—	—	—	10	7,936	—	—	7,946
Issuance of restricted stock	11,428	—	—	—	—	—	—	—	—
Conversion of common shares	800,000	—	(800,000)	—	—	—	—	—	—
Balance at March 31, 2021	14,674,552	815,296	836,341	162,696	$163	$296,758	$(279,151)	$3,934	$21,704

(1) On March 9, 2021, the Company repurchased all outstanding securities held by certain affiliates of Oaktree Capital Management L.P. (“Oaktree”), including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants. For further discussion on the repurchase, see Note 9, Stockholders' Equity, in our Notes to Consolidated Financial Statements.

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2020	14,314,092	3,011,634	1,636,341	8,977,676	$190	$367,540	$(188,034)	$2,740	$182,436
Net (loss) income	—	—	—	—	—	—	(60,154)	577	(59,577)
Dividend declared	—	—	—	—	—	—	(2,098)	—	(2,098)
Stock-based compensation	—	—	—	—	—	524	—	—	524
Common stock issued under exercise of stock options	5,646	—	—	—	—	49	—	—	49
Issuance of restricted stock	10,482	—	—	—	—	—	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2020	14,330,220	3,011,634	1,636,341	8,977,676	$190	$368,113	$(250,286)	$3,316	$121,333

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,109)	$(59,577)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities
Depreciation and amortization	4,729	5,284
Amortization of deferred financing costs	328	379
Lease related amortization	2,502	2,759
Net deferred taxes and other	(1,016)	(21,010)
Provision for doubtful accounts	350	802
Stock-based compensation expense	1,062	524
Loss on extinguishment and modification of debt	5,997	—
Trade activity, net	(3,652)	(2,410)
Impairment of long-lived and intangible assets	—	79,060
Net loss (gain) on sale and retirement of assets	593	(2)
Gain on insurance recoveries	(225)	—
Gain on lease settlement	(233)	—
Other	3	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	12,212	8,732
Prepaid expenses and other assets	3,115	(481)
Accounts payable	6,461	(1,238)
Accrued expenses	(5,992)	(5,009)
Accrued interest	2,681	4,572
Other long-term liabilities	(3,356)	(2,875)
Net cash provided by operating activities - continuing operations	19,450	9,510
Net cash used in operating activities - discontinued operations	(33)	(175)
Net cash provided by operating activities	19,417	9,335

Cash flows from investing activities:
Purchase of property and equipment	(1,860)	(5,626)
Purchase of investments	(128)	(400)
Proceeds from insurance recoveries	225	—
Proceeds from sale of assets	316	2
Net cash used in investing activities	(1,447)	(6,024)

Cash flows from financing activities:
Repayment of term loans	(272,381)	—
Repurchase of 2023 Notes	(273,416)	—
Proceeds from the issuance of 2026 Notes	550,000	—
Prepayment fee on 2023 Notes	(4,443)	—
Deferred financing costs	(8,133)	—
Repurchase of Oaktree securities	(80,394)	—
Transaction costs related to securities repurchase	(242)	—
Borrowings under the revolving credit facility	—	50,000
Dividend payments	—	(2,067)
Proceeds from stock options exercised	7,946	49
Cash distribution to non-controlling interests	—	(1)
Repayments of capitalized obligations	(18)	(10)
Net cash (used in) provided by financing activities	(81,081)	47,971

Cash and cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(63,111)	51,282
Beginning of period	83,723	85,161
End of period	$20,612	$136,443

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$7,150	$3,437
Income taxes	70	—

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$—	$2,098
Investments acquired in exchange for advertising (1)	5,100	1,400
Property and equipment acquired in exchange for advertising (1)	912	—
Accrued capital expenditures	283	892
Accrued financing fees	1,043	—
Accrued transaction costs for securities repurchased	1,312	—

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,773	$2,701
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,067	$1,156

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$20,118	$135,949
Restricted cash	494	494
	$20,612	$136,443

(1) Represents total advertising services to be provided by the Company in exchange for equity interests and property and equipment acquired during the three months ended March 31, 2021. As the advertising services are performed, revenue related to the services provided is reflected as a component of Trade activity, net within net cash provided by operating activities. As of March 31, 2021, $3.0 million in advertising services remain to be provided in future periods in exchange for equity interests acquired during the three months ended March 31, 2021. Refer to Note 6, Investments, in the accompanying Notes to Consolidated Financial Statements for additional information related to our investments.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a community-focused digital media, digital marketing solutions and radio company focused outside the Top 50 markets in the U.S. Our assets, as of March 31, 2021, include Townsquare Interactive, a digital marketing services subscription business providing web sites, search engine optimization, social platforms and online reputation management for approximately 23,600 small to medium sized businesses; Townsquare IGNITE, a proprietary digital programmatic advertising technology with an in-house demand and data management platform; and Townsquare Media, our portfolio of 322 local terrestrial radio stations in 67 cities with corresponding local news and entertainment websites and apps including legendary brands such as WYRK.com, WJON.com, and NJ101.5.com along with a network of national music brands including XXLmag.com, TasteofCountry.com, UltimateClassicRock.com and Loudwire.com.

The COVID-19 pandemic has materially and adversely impacted the U.S. economy and financial markets, with legislative and regulatory responses including unprecedented monetary and fiscal policy actions across all sectors, and there continues to be uncertainty as to the timing of stabilization and recovery. The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients. Declines in forecasted traditional broadcast revenue in the markets in which we operate, the impact of the COVID-19 pandemic on market and economic conditions, and the corresponding impacts to our risk premium, contributed to approximately $107.1 million impairments to the carrying values of our FCC license intangible assets throughout the year ended December 31, 2020, of which $78.4 million was recognized during the three months ended March 31, 2020. Additionally, we canceled nearly all live events beginning in March 2020. At the end of the first quarter of 2020, we reduced our workforce through the termination or layoff of approximately 135 full-time employees.

During the three months ended March 31, 2021 we experienced a recovery in advertising revenue, following the sequential improvements observed during each of the third and fourth quarters of 2020, however, revenue continues to remain below the levels we experienced during the same period a year ago, prior to the COVID-19 pandemic. In the first quarter of 2021, we continued to maintain precautionary measures that were instituted in 2020 to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan, the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and controlling non-essential capital expenditures. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our 2020 first quarter dividend of $2.1 million, paid on May 15, 2020.

The full extent of the COVID-19 pandemic impact will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the short-term and long-term economic impact of the outbreak (including the continued effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), further actions taken to mitigate the impact of the pandemic, and the pace of continued economic and financial market recovery when the COVID-19 pandemic subsides, among others.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations and cash flows for the three months ended March 31, 2021 and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2021. The Consolidated Balance Sheet as of December 31, 2020 is derived from the audited Consolidated Financial Statements at that date.

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

Note 2. Summary of Significant Accounting Policies

Except as stated below, there have been no significant changes in the Company’s accounting policies since December 31, 2020. For the Company's detailed accounting policies please refer to the Consolidated Financial Statements and related notes thereto included in the Company's 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2021.

Recently Adopted Accounting Standards

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Currently, the Company accounts for its equity securities under the measurement alternative election of ASC 321, whereby the Company can elect to measure an equity security without a readily determinable fair value, that does not qualify for the practical expedient to estimate fair value (net asset value), at its cost minus impairment, if any. The ASU also allows the use of a qualitative assessment when analyzing impairment of equity securities without readily determinable fair values. The Company adopted this standard effective January 1, 2021, which did not have a material impact on the Company’s Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Accounting Standards Update 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted this standard effective January 1, 2021, which did not have a material impact on the Company’s Consolidated Financial Statements.

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

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Advertising	Townsquare Interactive	Live Events	Total
Net Revenue (ex Political)	$69,318	$18,997	$7	$88,322
Political	439	—	—	439
Net Revenue	$69,757	$18,997	$7	$88,761

	Three Months Ended March 31, 2020
	Advertising	Townsquare Interactive	Live Events	Total
Net Revenue (ex Political)	$73,208	$16,527	$2,370	$92,105
Political	1,328	—	—	1,328
Net Revenue	$74,536	$16,527	$2,370	$93,433

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

The primary sources of net revenue are the sale of advertising on our radio stations, owned and operated websites, third party websites, radio stations’ online streams, and mobile applications. We offer precision customer targeting solutions to advertisers through Townsquare Ignite, our digital programmatic advertising platform. We also offer on a subscription basis under the brand name Townsquare Interactive, digital marketing solutions to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. In addition, we offer a diverse range of live events which we create, promote, and produce. These include concerts, expositions and other experiential events within and beyond our markets. Our live events also generate net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services.

Political net revenue includes the sale of advertising on our owned and operated radio stations from contracts with political advertisers. Contracted performance obligations under political contracts consist of the broadcast of advertisements across our locally owned and operated radio stations. Management views political revenue separately based on the episodic nature of election cycles and local issues calendars.

Our net revenue varies throughout the year. Historically our first calendar quarter produces the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays. However, due to the COVID-19 pandemic, the seasonality of our net revenue for the year ended December 31, 2020 was materially impacted and our second quarter produced our lowest net revenue for 2020. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by incurring advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.

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

No impairment losses arose from any contracts with customers during the three months ended March 31, 2021 and 2020.

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2021	December 31, 2020
Receivables	$45,730	$58,634
Short-term contract liabilities (deferred revenue)	$8,636	$8,847
Contract Acquisition Costs	$4,983	$4,824

	March 31, 2020	December 31, 2019
Receivables	$57,944	$67,463
Short-term contract liabilities (deferred revenue)	$8,795	$8,086
Contract Acquisition Costs	$4,186	$4,037

We receive payments from customers based upon contractual billing schedules; accounts receivable are recognized when the right to consideration becomes unconditional. Payment terms vary by the type and location of our customers and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days. The term between invoicing and when payment is due is not significant.

We record contract liabilities as deferred revenue in the accompanying consolidated balance sheets when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of March 31, 2021, and December 31, 2020, the balance in the contract liabilities was $8.6 million and $8.8 million, respectively. The decrease in the contract liabilities balance at March 31, 2021 is primarily driven by $5.8 million of recognized revenue, offset by cash payments received or due in advance of satisfying our performance obligations for the three months ended March 31, 2021. For the three months ended March 31, 2020, we recognized $5.9 million that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three months ended March 31, 2021.

We capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed (previously such costs were expensed as incurred). Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. For contracts with a duration of less than one year, we expense these costs when incurred. Deferred commissions are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of March 31, 2021 and December 31, 2020, we had a balance of $5.0 million and $4.8 million, respectively, in deferred costs and recognized $0.9 million and $0.8 million of amortization for the three months ended March 31, 2021 and 2020, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three months ended March 31, 2021and 2020, respectively.

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

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Land and improvements	$20,626	$21,512
Buildings and leasehold improvements	54,913	54,471
Broadcast equipment	91,037	90,324
Computer and office equipment	20,504	20,480
Furniture and fixtures	21,785	21,657
Transportation equipment	20,206	19,918
Software development costs	31,771	30,721
Total property and equipment, gross	260,842	259,083
Less accumulated depreciation and amortization	(151,342)	(147,212)
Total property and equipment, net	$109,500	$111,871

Depreciation and amortization expense for property and equipment was $4.4 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively. There were no impairment charges related to long-lived assets for the three months ended March 31, 2021 and $0.6 million in impairment charges related to long-lived assets for the three months ended March 31, 2020 within the San Angelo, TX market. During the three months ended March 31, 2021 the Company sold a portion of land in Portsmouth, NH, recognizing a $0.6 million net loss on sale. The Company had no material right of use assets related to its finance leases as of March 31, 2021 and December 31, 2020.

Note 5. Goodwill and Other Intangible Assets

Indefinite-lived assets consist of FCC broadcast licenses and goodwill. For goodwill impairment testing, the Company has selected December 31st as the annual testing date. In addition to the annual impairment test, the Company is required to regularly assess whether a triggering event has occurred which would require interim impairment testing. As of December 31, 2020, the fair values of our National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 138%, 231%, 795%, 300% and 118%, respectively. The local advertising businesses reporting unit had no goodwill as of December 31, 2020.

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2020 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of March 31, 2021.

There were no changes in the carrying value of the Company's goodwill during the three months ended March 31, 2021.

The following table represents goodwill by segment (in thousands):

	Advertising	Townsquare Interactive	Live Events	Total
Balance at March 31, 2021	$76,964	$77,000	$3,983	$157,947

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to continued declines in forecasted traditional broadcast revenue in the markets in which we operate in, as they begin to recover from the COVID-19 pandemic, the Company quantitatively evaluated the fair value of its FCC licenses at March 31, 2021.

The key assumptions used in applying the direct valuation method are summarized as follows:

	March 31, 2021
Discount Rate	10.1%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.5%	96.0%
Operating Profit Margin	18.0%	48.0%

* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the impairment assessment of our FCC licenses as of March 31, 2021 we had no impairment charge for the three months ended March 31, 2021.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital would cause the estimated fair values of our FCC licenses to decrease by $55.1 million as of March 31, 2021, which would have resulted in an impairment charge of $5.6 million for the three months ended March 31, 2021. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event that our broadcast revenue experiences further actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

The following tables present details of intangible assets as of March 31, 2021 and December 31, 2020, respectively (in thousands):

	March 31, 2021
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$277,013	$—	$277,013
Customer and advertising relationships	2	6,540	(4,956)	1,584
Leasehold interests	11	1,085	(978)	107
Tower space	2	454	(441)	13
Trademarks	9	2,761	(1,261)	1,500
Software licenses	3	853	(189)	664
Total		$288,706	$(7,825)	$280,881

	December 31, 2020
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$277,013	$—	$277,013
Customer and advertising relationships	3	6,540	(4,793)	1,747
Leasehold interests	11	1,085	(970)	115
Tower space	3	454	(439)	15
Trademarks	9	2,761	(1,218)	1,543
Other intangibles	3	853	(126)	727
Total		$288,706	$(7,546)	$281,160

Amortization expense for definite-lived intangible assets was $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2021 is as follows (in thousands):

2021 (remainder)	$836
2022	1,112
2023	848
2024	179
2025	179
Thereafter	714
$3,868

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

During the three months ended March 31, 2021, the Company made investments in one business for $1.0 million and acquired an additional $4.2 million interest in an existing investee. There were no impairment charges or fair value adjustments recorded for the three months ended March 31, 2021 and 2020, respectively.

Note 7. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
2026 Notes	$550,000	$—
2023 Notes	—	273,416
Term Loans	—	272,381
Debt before deferred financing costs	$550,000	$545,797
Deferred financing costs	(9,881)	(2,369)
Total long-term debt	$540,119	$543,428

On January 6, 2021, the Company completed the private offering and sale of $550.0 million aggregate principal amount of 6.875% senior secured notes due 2026 (the “2026 Notes”) at an issue price of 100.0%. The net proceeds from the 2026 Notes, together with cash on hand, were used to repay: (i) all outstanding borrowings under the 2015 senior secured credit facility, which included a seven year $275.0 million term loan facility (the "Term Loans") with $272.4 million principal amount outstanding and $2.1 million in accrued interest, (ii) redeem all of the outstanding $273.4 million of principal amount of 6.5% Unsecured Senior Notes due in 2023 (the “2023 Notes”), a prepayment premium of $4.4 million, and $5.1 million in accrued interest, and (iii) fees and expenses related thereto. The Company also terminated its revolving credit facility and all other obligations thereunder were repaid effective January 6, 2021. The 2026 Notes bear interest at a rate of 6.875% and mature on February 1, 2026. Interest on the 2026 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on August 1, 2021.

The Company incurred approximately $13.6 million of fees and expenses in connection with the issuance of the 2026 Notes, of which approximately $9.4 million were capitalized and are being amortized over the remaining term of the 2026 Notes using the effective interest method. The Company recognized a $4.9 million loss on the early extinguishment of debt during the three months ended March 31, 2021, comprised of a $3.1 million portion of the 2023 Notes prepayment premium and the write-off of $1.8 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the senior secured credit facility and 2023 Notes. The Company recognized a $1.1 million loss on the modification of Terms Loans and 2023 Notes, which is primarily related to a portion of fees and expenses incurred related to the issuance of the 2026 Notes.

The Company’s obligations under the 2026 Notes are guaranteed by substantially all of its subsidiaries and assets. The Company may redeem the 2026 Notes in whole or in part, at its option, at a redemption price equal to 100% of the principal amount, subject to the following redemption prices, plus accrued and unpaid interest, if any to, but excluding, the redemption date:

Period	Price
Prior to February 1, 2023	at an applicable make-whole premium
Beginning February 1, 2023	103.438%
Beginning February 1, 2024	101.719%
Beginning February 1, 2025 and thereafter	100.000%
At any time prior to February 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 2026 Notes with the net cash proceeds of one or more equity offerings, at a price equal to 106.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.

Change of Control

If the Company experiences certain change of control events, holders of the 2026 Notes may require the Company to repurchase all or part of their 2026 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

Certain Covenants

The 2026 Notes indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things:

•incur additional indebtedness;
•declare or pay dividends, redeem stock or make other distributions to stockholders;
•make investments; create liens or use assets as security in other transactions;
•merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;
•enter into transactions with affiliates;
•sell or transfer certain assets; and
•agree to certain restrictions on the ability of restricted subsidiaries to make payments to the Company.

Certain of these covenants will be suspended if the 2026 Notes are assigned an investment grade rating by Standard & Poor’s Investors Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. and no event of default has occurred and is continuing.

The Company was in compliance with its covenants under the 2026 Notes indenture as of March 31, 2021.

As of March 31, 2021, based on available market information, the estimated fair value of the 2026 Notes was $583.7 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of March 31, 2021 are as follows (in thousands):

2021 (remainder)	$—
2022	—
2023	—
2024	—
2025	—
2026	550,000
$550,000

Note 8. Income Taxes
The Company's effective tax rate for the three months ended March 31, 2021 and 2020 was approximately 12.8% and 26.0%, respectively. The decrease in the effective tax rate is primarily driven by discrete items for the period, including amounts due under the terms of the Settlement Agreement, as more fully discussed in Note 9, Stockholders' Equity, changes in the valuation allowance and stock options exercised and forfeited during the period. The effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21% primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets.

Note 9. Stockholders' Equity

The table below presents a summary, as of March 31, 2021, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	14,674,552	One vote per share.[1]
Class B common stock	$0.01	50,000,000	815,296	Ten votes per share.[2]
Class C common stock	$0.01	50,000,000	836,341	No votes.[2]
Warrants			162,696	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $16.[3]
Total		400,000,000	16,488,885
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

The foregoing share totals include 312,605 shares of restricted Class A common stock, subject to vesting terms, but exclude 5,172,709 of Class A common stock and 3,670,509 of Class B common stock issuable upon exercise of stock options which have an exercise price between $4.79 and $9.63 per share, as of March 31, 2021. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

Stock Repurchase Agreement

On January 24, 2021, the Company entered into a stock repurchase agreement with certain affiliates of Oaktree Capital Management L.P. (“Oaktree”) to repurchase 606,484 shares of the Company’s Class A common stock, 2,151,373 shares of the Company’s Class B common stock, and 7,242,143 warrants to purchase Class A Common Stock, or such greater number of securities as the Company may elect. On March 9, 2021, the repurchase was consummated and the Company elected to repurchase all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants for an aggregate purchase price of $80.4 million, or $6.40 per security.

In connection with the closing under the stock repurchase agreement, on March 8, 2021, the Company and Oaktree entered into a settlement agreement (the “Settlement Agreement”), pursuant to which, among other things, the Company agreed to pay $4.5 million to Oaktree as follows: (i) $1.5 million on April 1, 2021; (ii) $1.0 million on July 1, 2021; (iii) $1.0 million on October 1, 2021; and (iv) $1.0 million on November 10, 2021. The Settlement Agreement also includes customary mutual releases from claims, demands, and damages related to the stock repurchase agreement. The $4.5 million due under the terms of the Settlement Agreement is reflected as a component of transaction costs for the three months ended March 31, 2021.

Total consideration and fees in the aggregate amount of $81.9 million related to the repurchase of the shares and warrants from Oaktree are reflected as a reduction in capital during the three months ended March 31, 2021. The shares were retired upon repurchase.

Stock-based Compensation

The Company’s 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high-performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities.

On January 25, 2021, the Board of Directors determined that it was in the best interest of the Company and its stockholders to amend the Company’s 2014 Omnibus Incentive Plan to increase the number of shares of common stock available for grant under the 2014 Incentive Plan from 12,000,000 shares to 27,000,000 shares (the “Amendment”). Subsequently, on January 25, 2021, the Board of Directors submitted the Amendment to certain stockholders affiliated with Oaktree for approval. By written consent delivered to the Company on January 27, 2021, the Oaktree-affiliated stockholders, representing approximately 52.4% of the voting power of the Company, approved the Amendment. As of March 31, 2021, 16,519,382 shares were available for grant.

Stock Option Activity

During the first quarter of 2021, eligible option holders tendered 1,022,283 options to purchase 1,022,283 shares of Townsquare common stock.

The following table summarizes stock option activity during the three months ended March 31, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	11,234,078	7.92	4.99	$1,062
Exercised	(1,022,283)	7.77	—	2,520
Forfeited and expired	(1,368,577)	8.53	—	—
Outstanding at March 31, 2021	8,843,218	7.84	5.68	$25,531
Exercisable at March 31, 2021	5,482,177	8.68	3.71	$11,257

The maximum contractual term of stock options is 10 years.

For the three months ended March 31, 2021 and 2020, the Company recognized approximately $1.1 million and $0.5 million, respectively, of stock-based compensation expense with respect to options and shares of restricted stock granted. As of March 31, 2021, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $7.2 million and $1.3 million, respectively, and is expected to be recognized over a weighted average period of 3.4 and 1.4 years, respectively.

Note 10. Net Income (Loss) Per Share

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

The following table sets forth the computations of basic and diluted net income (loss) per share for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020

Numerator:
Net loss	$(6,109)	$(59,577)
Net income from non-controlling interest	440	577
Net loss attributable to controlling interest	$(6,549)	$(60,154)

Denominator:
Weighted average shares of common stock outstanding	18,602	18,582
Weighted average shares of participating securities outstanding	6,823	8,978
Total weighted average basic shares outstanding	25,425	27,560
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	18,602	18,582

Basic (loss) income per share:
Attributable to common shares	$(0.35)	$(3.27)
Attributable to participating shares (1)	$—	$0.08

Diluted loss per share	$(0.35)	$(3.27)

(1) On March 9, 2021, the Company repurchased 8,814,980 warrants outstanding from Oaktree, as more fully discussed in Note 9, Stockholders' Equity. (Loss) income attributable to participating shares and diluted (loss) income per share for the three months ended March 31, 2021 was calculated utilizing the weighted-average method.

The Company had the following dilutive securities that were not included in the computation of diluted net income (loss) per share as they were considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock options	9,847	9,194
Restricted Stock	311	393
Warrants	6,823	8,978

Note 11. Segment Reporting

Operating segments are organized internally by type of products and services provided. Based on the information reviewed by the Company's CEO in his capacity as Chief Operating Decision Maker ("CODM"), the Company has identified three reportable operating segments, which are Advertising, which includes broadcast and digital advertising products and solutions, Townsquare Interactive, which is our digital marketing solutions business and Live Events, which is comprised of the Company’s live events, including concerts, expositions and other experiential events. The Company has concluded that each of these operating segments shall be presented separately. The Company operates in one geographic area. The Company's assets and liabilities are managed within the small and mid-sized markets across the United States where the Company conducts its business and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's CEO or included in these Consolidated Financial Statements. Intangible assets consist principally of FCC broadcast licenses and other definite-lived intangible assets and primarily support the Company’s Advertising segment. For further information see Note 5, Goodwill and Other Intangible Assets. The Company does not have any material inter-segment sales.

The Company's management evaluates segment operating income, which excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, and primarily includes expenses related to corporate stewardship and administration activities, transaction related costs and non-cash impairment charges.

The following table presents the Company's reportable segment results for the three months ended March 31, 2021 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$69,757	$18,997	$7	$—	$88,761
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	51,395	13,065	67	—	64,527
Depreciation and amortization	3,494	416	45	774	4,729
Corporate expenses	—	—	—	4,134	4,134
Stock-based compensation	148	155	6	753	1,062
Transaction costs	—	—	—	4,715	4,715
Business realignment costs	—	—	14	176	190
Net loss on sale and retirement of assets	—	—	—	593	593
Operating income (loss)	$14,720	$5,361	$(125)	$(11,145)	$8,811

The following table presents the Company's reportable segment results for the three months ended March 31, 2020 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$74,536	$16,527	$2,370	$—	$93,433
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	57,719	11,979	1,852	—	71,550
Depreciation and amortization	3,200	134	135	1,815	5,284
Corporate expenses	—	—	—	6,390	6,390
Stock-based compensation	52	24	2	446	524
Transaction costs	—	—	—	1,027	1,027
Business realignment cost	—	—	—	1,711	1,711
Impairment of investments, long-lived and intangible assets	79,060	—	—	—	79,060
Net gain on sale and retirement of assets	—	—	—	(2)	(2)
Operating (loss) income	$(65,495)	$4,390	$381	$(11,387)	$(72,111)

Note 12. Related Party Transactions

The Company has a strategic partnership and services agreement with a company affiliated with the Chairman of Townsquare’s Board of Directors. Under the agreement, the Company provides certain professional and administrative services including, IT, accounting and human resources support, business development, and engineering and consulting services. The Company receives a monthly service fee of $5,000 and reimbursement of any direct expenses, as applicable. During each of the three months ended March 31, 2021 and 2020, the Company recorded total fees in the aggregate of approximately $0.02 million and $0.1 million, respectively related to services provided under the terms of the agreement.

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

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States, or in the specific markets in which we currently do business, including as a result of the COVID-19 pandemic, (the extent of which will depend on future actions and outcomes that are highly uncertain and cannot be predicted, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic and financial market effects of the pandemic, the containment measures and the pace of the economic and financial market recovery), any civil unrest or violence, the impact of several material weaknesses in internal control over financial reporting that have been identified, which resulted in the restatement of certain of our Consolidated Financial Statements and created additional risks and uncertainties, including limiting our access to certain capital markets activities and increasing litigation risk, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, including the COVID-19 pandemic, our ability to develop and maintain digital technologies and hire and retain technical and sales talent, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2020 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. The forward-looking statements included in this report are made only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Format of Presentation

Townsquare is a community-focused digital media, digital marketing solutions and radio company focused outside the Top 50 markets in the U.S. Our assets, as of March 31, 2021, include a digital marketing subscription business (Townsquare Interactive) providing websites, search engine optimization, social platforms and online reputation management for approximately 23,600 small to medium sized businesses, a proprietary digital programmatic advertising technology with an in-house demand and data management platform (Townsquare Ignite), a portfolio of 322 local terrestrial radio stations in 67 U.S. markets with more than 330 corresponding local news and entertainment websites and apps, along with a network of national music brands and websites. Many of our radio stations are considered market leaders and we also participate in the digital, mobile, video and social media arena. In addition, we create, promote and produce a diverse range of live events, including, concerts, expositions and other experiential events within and beyond our radio markets.

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

Live Events

    Our primary source of Live Events net revenue is ticket sales. Our Live Events also generate substantial net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Live Event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our net revenue. In certain cases, we mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather. Legislative and regulatory responses to the COVID-19 pandemic required us to cancel nearly all live events beginning in March 2020. We have begun to schedule some live events beginning in the second quarter of 2021, although there continues to be uncertainty surrounding the scheduling of live events in light of the COVID-19 pandemic.

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

Seasonality

Our net revenue varies throughout the year. Historically, our first calendar quarter produces the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays. However, due to the COVID-19 pandemic, the seasonality of our net revenue for the year ended December 31, 2020 was materially impacted and our second quarter produced our lowest net revenue for 2020. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.

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

The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients. Declines in forecasted traditional broadcast revenue in the markets we operate in and the impact of the COVID-19 pandemic on market and economic conditions, and the corresponding impacts to our risk premium, contributed to approximately $107.1 million of impairments to the carrying values of our FCC license intangible assets throughout the year ended December 31, 2020, of which $78.4 million was recognized during the three months ended March 31, 2020. Additionally, we canceled all scheduled live events beginning in March 2020. At the end of the first quarter of 2020, we reduced our workforce through the termination or layoff of approximately 135 full-time employees.

During the three months ended March 31, 2021 we experienced a strong recovery in advertising revenues, following the sequential improvements observed during each of the third and fourth quarters of 2020, however, revenues continue to remain below the levels we experienced during the same period a year ago, prior to the COVID-19 pandemic. We have started to schedule some live events, with several events scheduled in the second quarter of 2021. In the first quarter of 2021, we continued to maintain certain actions that were instituted in 2020 to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan, the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and controlling non-essential capital expenditures. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our 2020 first quarter dividend of $2.1 million on May 15, 2020.

The full extent of the COVID-19 pandemic impact will depend on future actions and outcomes, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak, the short-term and long-term economic impact of the pandemic (including the continued effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), further actions taken to mitigate the impact of the pandemic, and the pace of continued economic and financial market recovery when the COVID-19 pandemic subsides, among others.

OVERVIEW OF OUR PERFORMANCE

Changes in our Business

Recent Developments

On January 6, 2021, the Company completed the private offering and sale of $550.0 million aggregate principal amount of 6.875% senior secured notes due 2026 (the “2026 Notes”) at an issue price of 100.0%. The net proceeds from the 2026 Notes, together with cash on hand, were used to repay: (i) all outstanding borrowings under the 2015 senior secured credit facility, which included a seven year $275.0 million term loan facility (the "Term Loans") with $272.4 million principal amount outstanding and $2.1 million in accrued interest, (ii) redeem all of the outstanding $273.4 million of principal amount of 6.5% Unsecured Senior Notes due in 2023 (the “2023 Notes”), a prepayment premium of $4.4 million, and $5.1 million in accrued interest, and (iii) fees and expenses related thereto. The Company also terminated its revolving credit facility and all other obligations thereunder were repaid effective January 6, 2021.

The Company incurred approximately $13.6 million of fees and expenses in connection with the issuance of the 2026 Notes, of which approximately $9.4 million were capitalized and are being amortized over the remaining term of the 2026 Notes using the effective interest method. The Company recognized a $4.9 million loss on the early extinguishment of debt during the three months ended March 31, 2021, due to a $3.1 million portion of the 2023 Notes prepayment premium and the write-off of $1.8 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the senior secured credit facility and 2023 Notes. The Company recognized a $1.1 million loss on the modification of Terms Loans and 2023 Notes, which is primarily related to a portion of fees and expenses incurred related to the issuance of the 2026 Notes.

Refer to Note 7, Long-term Debt, in the accompanying Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

Stock Repurchase

On January 24, 2021, the Company entered into a stock repurchase agreement with certain affiliates of Oaktree Capital Management L.P. (“Oaktree”) to repurchase 606,484 shares of the Company’s Class A common stock, 2,151,373 shares of the Company’s Class B common stock and 7,242,143 warrants to purchase Class A Common Stock, or such greater number of securities as the Company may elect. On March 9, 2021, the repurchase was consummated and the Company elected to repurchase all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants for an aggregate purchase price of $80.4 million, or $6.40 per security.

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

Refer to Note 9, Stockholders' Equity, in the accompanying Notes to Consolidated Financial Statements for additional information related to the stock repurchase.

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended March 31, 2021 as compared to the same period in 2020 are summarized below:

•Net revenue decreased $4.7 million, or 5.0%, primarily driven by a $4.8 million decrease in our Advertising net revenue as a result of declines in the purchase of new advertising by our clients, which we believe are primarily as a result of the continued effects of the COVID-19 pandemic, and a decrease of $2.4 million in our Live Events net revenue as no substantial events occurred in the first quarter of 2021 due to the COVID-19 pandemic, partially offset by an increase of $2.5 million in our Townsquare Interactive net revenue as a result of additional subscribers.

•Excluding revenue related to political advertising of $0.4 million and $1.3 million and Live Events net revenue of $7.0 thousand and $2.4 million for each of the three months ended March 31, 2021 and 2020, respectively, net revenue for the three months ended March 31, 2021 as compared to the same period in 2020, decreased $1.4 million or 1.6% to $88.3 million.

•Excluding revenue related to political advertising of $0.4 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively, net revenue for the three months ended March 31, 2021 as compared to the same period in 2020 decreased $3.8 million, or 4.1% to $88.3 million and Advertising net revenue decreased $3.9 million, or 5.3%, to $69.3 million.

•Operating income increased $80.9 million from an operating loss of $72.1 million for the three months ended March 31, 2020 to operating income of $8.8 million for the three months ended March 31, 2021. Operating income increased $79.1 million as a result of impairment charges incurred during the three months ended March 31, 2020, primarily pertaining to FCC licenses in 46 of our 67 local markets that were not repeated in 2021; $7.0 million as a result of decreases in direct operating expenses; and $2.3 million as a result of lower corporate expenses primarily due to lower professional fees. These decreases were partially offset by declines in net revenue of $4.7 million. Our Advertising segment reported operating income of $14.7 million which represents an increase of $80.2 million as compared to an operating loss of $65.5 million for the three months ended March 31, 2020, primarily due to $79.1 million as a result of impairment charges incurred during the three months ended March 31, 2020 that were not repeated in 2021 and a $6.3 million decline in direct operating expenses, partially offset by a $4.8 million decline in net revenue. Townsquare Interactive’s operating income for the three months ended March 31, 2021 was $5.4 million, an increase of $1.0 million from the same period in 2020, primarily due to growth in net subscribers. Our Live Events segment reported an operating loss of $0.1 million, as compared operating income of $0.4 million for the three months ended March 31, 2020, a decrease of $0.5 million due to the lack of scheduled events.

•Cash and cash equivalents decreased $63.1 million from $83.2 million as of December 31, 2020 to $20.1 million as of March 31, 2021. Excluding the $80.4 million in cash consideration paid for the repurchase of the Oaktree securities, cash and cash equivalents increased $17.3 million at March 31, 2021, as compared to December 31, 2020.

Consolidated Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended March 31,
Statement of Operations Data:	2021	2020	$ Change	% Change
Net revenue	$88,761	$93,433	$(4,672)	(5.0)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	64,527	71,550	(7,023)	(9.8)%
Depreciation and amortization	4,729	5,284	(555)	(10.5)%
Corporate expenses	4,134	6,390	(2,256)	(35.3)%
Stock-based compensation	1,062	524	538	102.7%
Transaction costs	4,715	1,027	3,688	**
Business realignment costs	190	1,711	(1,521)	(88.9)%
Impairment of long-lived and intangible assets	—	79,060	(79,060)	**
Net loss (gain) on sale and retirement of assets	593	(2)	595	**
Total operating costs and expenses	79,950	165,544	(85,594)	(51.7)%
Operating income (loss)	8,811	(72,111)	80,922	**
Other expense (income):
Interest expense, net	10,155	8,129	2,026	24.9%
Loss on extinguishment and modification of debt	5,997	—	5,997	**
Other (income) expense, net	(337)	227	(564)	**
Loss from operations before tax	(7,004)	(80,467)	73,463	**
Income tax benefit	(895)	(20,890)	19,995	**
Net loss	$(6,109)	$(59,577)	$53,468	**

** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended March 31, 2021 and 2020 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended March 31,				Three Months Ended March 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Advertising	$69,757	$74,536	$(4,779)	(6.4)%	$51,395	$57,719	$(6,324)	(11.0)%
Townsquare Interactive	18,997	16,527	2,470	14.9%	13,065	11,979	1,086	9.1%
Live Events	7	2,370	(2,363)	(99.7)%	67	1,852	(1,785)	(96.4)%
Total	$88,761	$93,433	$(4,672)	(5.0)%	$64,527	$71,550	$(7,023)	(9.8)%

Net Revenue

Net revenue for the three months ended March 31, 2021 decreased $4.7 million, or 5.0%, as compared to the same period in 2020. Our Advertising net revenue for the three months ended March 31, 2021 decreased $4.8 million, or 6.4%, as compared to the same period in 2020, as a result of declines in the purchase of new advertising by our clients, which we believe are primarily due to the continued impacts of the COVID-19 pandemic and lower political advertising revenues. Our Live Events segment revenue decreased $2.4 million, or 99.7%, in the three months ended March 31, 2021, as compared to the same period in 2020 driven by the lack of scheduled events as a result of the COVID-19 pandemic. Our Townsquare Interactive net revenue for the three months ended March 31, 2021 increased $2.5 million or 14.9%, as compared to the same period in 2020 primarily due to the addition of net subscribers, including approximately 850 additional net subscribers during the first quarter of 2021.

Direct Operating Expenses

Direct operating expenses for the three months ended March 31, 2021 decreased by $7.0 million, or 9.8%, as compared to the same period in 2020. Our Advertising direct operating expenses for the three months ended March 31, 2021 decreased $6.3 million, or 11.0%, as compared to the same period in 2020. This decrease was primarily driven by lower compensation as a result of lower commissions and certain wage reduction efforts implemented as part of our COVID-19 response during the three months ended March 31, 2020. Our Live Events direct operating expenses for the three months ended March 31, 2021 decreased $1.8 million, or 96.4%, as compared to the same period in 2020. The decrease was primarily driven by the lack of scheduled live events as a result of the COVID-19 pandemic. Our Townsquare Interactive direct operating expenses for the three months ended March 31, 2021 increased $1.1 million, or 9.1%, as compared to the same period in 2020. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2021 decreased $0.6 million, or 10.5%, as compared to the same period in 2020, due to decreases in the amortization of software development costs as a result of reduced new projects launched and staffing due to the COVID-19 pandemic and associated responses.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended March 31, 2021 decreased $2.3 million, or 35.3%, as compared to the same period in 2020 primarily due to lower professional fees.

Stock-based Compensation

Stock-based compensation expense for the three months ended March 31, 2021 increased $0.5 million, or 102.7%, primarily due to options granted in December of 2020.

Transaction Costs

Transaction costs for the three months ended March 31, 2021 increased $3.7 million as compared to the same period in 2020 primarily due to $4.5 million due under the terms of the Settlement Agreement, partially offset by fees incurred in 2020 to amend the Company's Term Loans.

Business Realignment Costs

Business realignment costs decreased $1.5 million, or 88.9%, for the three months ended March 31, 2021 compared to the same period in 2020 primarily as a result of employee-related costs incurred during the three months ended March 31, 2020 as a result of headcount reductions in response to the COVID-19 pandemic that were not incurred in 2021.

Impairment of Intangible and Long-Lived Assets

The Company did not record any impairment charges related to our intangible and long-lived assets during the three months ended March 31, 2021, as compared to total impairment charges of $79.1 million for the three months ended March 31, 2020, which was primarily due to a $78.4 million impairment charge related to our FCC licenses. This impairment charge was driven by declines in the purchase of advertising by our clients as a result of the COVID-19 pandemic.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital would cause the estimated fair values of our FCC licenses to decrease by $55.1 million as of March 31, 2021, which would have resulted in an impairment charge of $5.6 million for the three months ended March 31, 2021. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences further actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Net Loss / Gain on Sale of Assets

During the three months ended March 31, 2021, the Company recognized a $0.6 million loss on the sale a portion of land in Portsmouth, NH, as compared to a small net gain during the three months ended March 31, 2020.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020

2026 Notes	$9,033	$—
2023 Notes	642	4,520
Term Loans	161	3,490
Capital leases and other	8	2
Deferred financing costs and discounts	328	379
Interest income	(17)	(262)
Interest expense, net	$10,155	$8,129

Loss on Extinguishment and Modification of Debt

During the three months ended March 31, 2021, the Company recognized a $4.9 million and a $1.1 million loss on the early extinguishment and modification of debt, respectively. The $4.9 million loss on the early extinguishment of debt is comprised of a $3.1 million portion of the 2023 Notes prepayment premium and the write-off of $1.8 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the Senior Secured Credit Facility and 2023 Notes. The $1.1 million loss on the modification of debt was primarily related to a portion of fees and expenses related to the issuance of the 2026 Notes.

Provision for income taxes

We recognized an income tax benefit of $0.9 million for the three months ended March 31, 2021, as compared to $20.9 million for the same period in 2020. Our effective tax rate for the three months ended March 31, 2021 and 2020 was approximately 12.8% and 26.0%, respectively. The decrease in the effective tax rate is primarily driven by discrete items for the period, including amounts due under the terms of the Settlement Agreement, changes in the valuation allowance and stock options exercised and forfeited during the period. Our effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21%, primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets.

Liquidity and Capital Resources

    The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$20,118	$135,949
Restricted cash	494	494

Cash provided by operating activities	19,417	9,335
Cash used in investing activities	(1,447)	(6,024)
Cash (used in) provided by financing activities	(81,081)	47,971
Net (decrease) increase in cash and cash equivalents and restricted cash	$(63,111)	$51,282

We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least one year from the date of this report. These historical sources of funds have been and could continue to be impacted by the COVID-19 pandemic. Future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, some of which are beyond our control. In particular during the period of uncertainty related to the COVID-19 pandemic, we have focused on and will continue to monitor our liquidity as described further under “COVID-19 Response” below. As of March 31, 2021, we had $540.1 million of outstanding indebtedness, net of deferred financing costs of $9.9 million. Based on the terms of our 2026 Notes, as of March 31, 2021, we expect our debt service requirements to be approximately $37.8 million over the next twelve months. In addition, as of March 31, 2021 we had $20.1 million of cash and cash equivalents, and $45.7 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million at March 31, 2021 and December 31, 2020, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

During the three months ended March 31, 2021, the Company repurchased all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants to purchase Class A common stock for an aggregate purchase price of $80.4 million, or $6.40 per security, and incurred fees related to the repurchase of the securities in the amount of $1.5 million.

In connection with the closing under the stock repurchase agreement, on March 8, 2021, the Company and Oaktree entered into the Settlement Agreement, pursuant to which, among other things, the Company agreed to pay $4.5 million to Oaktree as follows: (i) $1.5 million on April 1, 2021; (ii) $1.0 million on July 1, 2021; (iii) $1.0 million on October 1, 2021; and (iv) $1.0 million on November 10, 2021.

Our anticipated uses of cash in the near term include working capital needs, interest payments, other obligations, including $4.5 million due under the terms of the Settlement Agreement, as outlined above, and capital expenditures. However, our ability to fund our working capital needs, debt payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

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

COVID-19 Response

In response to the ongoing challenges and uncertainty in the U.S. economy and financial markets, and the Company’s business, resulting from the COVID-19 pandemic, we have maintained certain precautionary measures that were instituted in 2020 to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan, the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and controlling non-essential capital expenditures. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our first quarter dividend of $2.1 million on May 15, 2020.

Operating Activities

Net cash provided by operating activities was $19.4 million for the three months ended March 31, 2021 compared to $9.3 million for the same period in 2020. This increase was primarily related to lower net loss in 2021 as compared to 2020, and changes in working capital driven by collections of receivables and increases in accounts payable, primarily due to the timing of payments, as compared to the same period a year ago.

Investing Activities

Net cash used in investing activities was $1.4 million for the three months ended March 31, 2021 as compared to $6.0 million for the same period in 2020. The decrease in net cash used in investing activities was primarily due to decreases in the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $81.1 million for the three months ended March 31, 2021, as compared to net cash provided by financing activities of $48.0 million for the same period in 2020. Net cash used in financing activities during 2021 was due to the repayment of $557.4 million of principal amount of the 2023 Notes and Term Loans, including total accrued interest of $7.2 million and a $4.4 million prepayment premium, and cash consideration for the Company's repurchase of the outstanding shares and warrants of Oaktree in the amount of $80.4 million, offset by the issuance of $550.0 million of the 2026 Notes, net of fees and expenses. Net cash provided by financing activities during the three months ended March 31, 2020 includes $50.0 million borrowed under the revolving credit facility.

Financing Facilities

The following is a discussion of significant factors affecting our liquidity and use of capital resources. For further discussion, see Note 7, Long-Term Debt in the Notes to Unaudited Consolidated Financial Statements.

2026 Notes

On January 6, 2021, the Company completed the private offering and sale of $550.0 million aggregate principal amount of 6.875% senior secured notes due 2026, the 2026 Notes, at an issue price of 100.0%. The net proceeds from the 2026 Notes, together with cash on hand, were used to repay: (i) all outstanding borrowings under the 2015 senior secured credit facility, which included seven year $275.0 million Term Loans with $272.4 million principal amount outstanding and $2.1 million in accrued interest, (ii) redeem all of the outstanding $273.4 million of principal amount of 2023 Notes, a prepayment premium of $4.4 million, and $5.1 million in accrued interest, and (iii) fees and expenses related thereto. The Company also terminated its revolving credit facility and all other obligations thereunder were repaid effective January 6,

2021. The 2026 Notes bear interest at a rate of 6.875% and mature on February 1, 2026. Interest on the 2026 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on August 1, 2021.

The Company’s obligations under the 2026 Notes are guaranteed by substantially all of its subsidiaries and assets. The Company may redeem the 2026 Notes in whole or in part, at its option, at a redemption price equal to 100% of the principal amount, subject to the following redemption prices, plus accrued and unpaid interest, if any to, but excluding, the redemption date:

Period	Price
Prior to February 1, 2023	at an applicable make-whole premium
Beginning February 1, 2023	103.438%
Beginning February 1, 2024	101.719%
Beginning February 1, 2025 and thereafter	100.000%

At any time prior to February 1, 2023, the Company may redeem up to 40% of the aggregate principal amount of the 2026 Notes with the net cash proceeds of one or more equity offerings, at a price equal to 106.875% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If the Company experiences certain change of control events, holders of the 2026 Notes may require the Company to repurchase all or part of their 2026 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

Change of Control

If the Company experiences certain change of control events, holders of the 2026 Notes may require the Company to repurchase all or part of their 2026 Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.

Certain Covenants

The 2026 Notes indenture contains restrictive covenants that limit the ability of the Company and its restricted subsidiaries to, among other things:

•incur additional indebtedness;
•declare or pay dividends, redeem stock or make other distributions to stockholders;
•make investments; create liens or use assets as security in other transactions;
•merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets;
•enter into transactions with affiliates;
•sell or transfer certain assets; and
•agree to certain restrictions on the ability of restricted subsidiaries to make payments to the Company.

Certain of these covenants will be suspended if the 2026 Notes are assigned an investment grade rating by Standard & Poor’s Investors Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. and no event of default has occurred and is continuing.

The Company was in compliance with its covenants under the 2026 Notes indenture as of March 31, 2021.

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

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K reflects our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Recent Accounting Standards

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2, Summary of Significant Accounting Policies of the Notes to Unaudited Consolidated Financial Statements included under Item 1.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the quarter ended March 31, 2021. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to the material weaknesses in internal control over financial reporting summarized below and disclosed in our 2020 Annual Report on Form 10-K.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our 2020 Annual Report on Form 10-K, we identified several material weaknesses in our internal control over financial reporting which included:

•Control Activities - Management did not have adequate selection and development of effective control activities, general controls over technology and effective policies and procedures. These deficiencies attributed to the following individual control activities:

•Ineffective Information Technology General Controls - The Company’s information technology general controls over certain key IT systems were not designed properly and did not operate effectively. Specifically: (i) user access controls did not restrict users’ access privileges commensurate with their assigned authority and responsibility; and (ii) user access reviews were not performed sufficiently throughout the period related to certain key IT systems.

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

These deficiencies are attributed to various ineffective controls design and control activities, which are fully disclosed in our 2020 Annual Report on Form 10-K. These material weaknesses, individually or in the aggregate, could result in misstatements of accounts or disclosures that would each result in a material misstatement of the interim or annual Consolidated Financial Statements that would not be prevented or detected.

Remediation Plans

Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weaknesses. Our remediation actions are outlined in our 2020 Annual Report on Form 10-K. We believe those measures will remediate the control deficiencies, but management continues to assess the need for any additional steps to remediate the underlying causes that give rise to the material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. Accordingly, the material weaknesses in our internal control over financial reporting had not been fully remediated as of March 31, 2021.

Notwithstanding the identified material weaknesses, management believes the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our results of operations and cash flows for the three months ended March 31, 2021 and our financial condition as of such date, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Except in connection with our remediation plans, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three months ended March 31, 2021. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2020 Annual Report on Form 10-K for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the First Quarter of 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2021 to January 31, 2021	—	—	—	1,595,224
February 1, 2021 to February 28, 2021	—	—	—	1,595,224
March 1, 2021 to March 31, 2021	1,595,224	$6.40	1,595,224	—

(1) As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 28, 2021, on January 24, 2021, the Company entered into a stock repurchase agreement with Oaktree to repurchase 606,484 shares of the Company’s Class A common stock, 2,151,373 shares of the Company’s Class B common stock and 7,242,143 warrants to purchase Class A common stock, or such greater number of securities as the Company may elect. Under the stock repurchase agreement, the stock repurchase was required to occur no later than two business days after the satisfaction of the conditions set forth therein. On March 9, 2021, the Company repurchased all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A common stock, 2,151,373 shares of Class B common stock and 8,814,980 warrants for an aggregate purchase price of $80.4 million, or $6.40 per security, at which time the repurchase was fully consummated and no further shares may be repurchased. The table above lists the repurchase of Class A common stock only since the Class A common stock is the only class of securities of the Company that is registered under Section 12 of the Exchange Act.

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

4.1
Indenture, dated as of January 6, 2021, among the Townsquare Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2021).

4.2	Form of 6.875% Senior Note due 2026 (incorporated by reference to Exhibit A of Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on January 6, 2021).

10.1
Stock Repurchase Agreement, dated January 24, 2021, between Townsquare Media, Inc. and the Sellers party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 28, 2021).

10.2	Amendment to the Townsquare Media, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on January 28, 2021).

10.3
Settlement Agreement, dated as of March 8, 2021, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., Oaktree FF Investment Fund, L.P., Second Street Holdings 1, L.P., Second Street Holdings 2, L.P., Second Street Holdings 3, L.P., Second Street Holdings 4, L.P., Second Street Holdings 5, L.P., Second Street Holdings 6, L.P., Second Street Holdings 7, L.P., and Second Street Holdings 8, L.P. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 10, 2021).

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
Date: May 10, 2021