Form 10-Q
period 2021-06-30
Townsquare Media, Inc.
filed 2021-08-06
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of July 30, 2021, the registrant had 16,453,006 outstanding shares of common stock consisting of: (i) 12,176,369 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 3,461,341 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$25,146	$83,229
Accounts receivable, net of allowance of $6,945 and $7,051, respectively	54,689	58,634
Prepaid expenses and other current assets	11,455	12,428
Current assets held for sale	629	—
Total current assets	91,919	154,291
Property and equipment, net	107,764	111,871
Intangible assets, net	280,510	281,160
Goodwill	157,947	157,947
Investments	17,609	11,501
Operating lease right-of-use assets	46,274	48,290
Other assets	1,503	2,948
Restricted cash	494	494
Total assets	$704,020	$768,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,259	$9,056
Deferred revenue	8,585	8,847
Accrued compensation and benefits	9,094	12,462
Accrued expenses and other current liabilities	21,365	21,524
Operating lease liabilities, current	7,387	7,517
Accrued interest	18,485	6,350
Total current liabilities	74,175	65,756
Long-term debt, less current portion (net of deferred finance costs of $9,536 and $2,369, respectively)	540,464	543,428
Deferred tax liability	13,167	10,326
Operating lease liability, net of current portion	41,860	44,661
Other long-term liabilities	3,435	3,576
Total liabilities	673,101	667,747
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 12,159,425 and 14,436,065 shares issued and outstanding, respectively	121	144
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 2,966,669 shares issued and outstanding, respectively	8	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,461,341 and 1,636,341 shares issued and outstanding, respectively	35	17
Total common stock	164	191
Additional paid-in capital	298,883	369,672
Accumulated deficit	(270,488)	(272,602)
Non-controlling interest	2,360	3,494
Total stockholders’ equity	30,919	100,755
Total liabilities and stockholders’ equity	$704,020	$768,502

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$107,338	$74,055	$196,099	$167,488

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	71,591	64,408	136,118	135,958
Depreciation and amortization	4,996	4,761	9,725	10,045
Corporate expenses	5,452	7,570	9,586	13,960
Stock-based compensation	894	657	1,956	1,181
Transaction costs	390	1,213	5,105	2,240
Business realignment costs	66	456	256	2,167
Impairment of long-lived and intangible assets	95	28,655	95	107,715
Net loss (gain) on sale and retirement of assets	34	(10)	627	(12)
Total operating costs and expenses	83,518	107,710	163,468	273,254
Operating income (loss)	23,820	(33,655)	32,631	(105,766)
Other expense (income):
Interest expense, net	9,809	7,892	19,964	16,021
(Gain) loss on extinguishment and modification of debt	—	(1,159)	5,997	(1,159)
Other income, net	(40)	(961)	(377)	(734)
Income (loss) from operations before tax	14,051	(39,427)	7,047	(119,894)
Income tax provision (benefit)	3,977	(12,605)	3,082	(33,495)
Net income (loss)	$10,074	$(26,822)	$3,965	$(86,399)

Net income (loss) attributable to:
Controlling interests	$9,432	$(27,178)	$2,883	$(87,332)
Non-controlling interests	$642	$356	$1,082	$933

Basic income (loss) per share:
Attributable to common shares	$0.58	$(1.46)	$0.14	$(4.73)
Attributable to participating shares	$0.58	$—	$0.14	$0.08

Diluted income (loss) per share	$0.50	$(1.46)	$0.13	$(4.73)

Weighted average shares outstanding:
Basic attributable to common shares	16,087	18,616	17,187	18,599
Basic attributable to participating shares	163	8,978	3,474	8,978
Diluted	18,837	27,594	22,730	27,577

Cash dividend declared per share	$—	$—	$—	$0.075

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2021	14,436,065	2,966,669	1,636,341	8,977,676	$191	$369,672	$(272,602)	$3,494	$100,755
Net (loss) income	—	—	—	—	—	—	(6,549)	440	(6,109)
Repurchase of securities (1)	(1,595,224)	(2,151,373)	—	(8,814,980)	(38)	(81,912)	—	—	(81,950)
Stock-based compensation	—	—	—	—	—	1,062	—	—	1,062
Common stock issued under exercise of stock options	1,022,283	—	—	—	10	7,936	—	—	7,946
Issuance of restricted stock	11,428	—	—	—	—	—	—	—	—
Conversion of common shares	800,000	—	(800,000)	—	—	—	—	—	—
Balance at March 31, 2021	14,674,552	815,296	836,341	162,696	$163	$296,758	$(279,151)	$3,934	$21,704
Net income	—	—	—	—	—	—	9,432	642	10,074
Stock-based compensation	—	—	—	—	—	894	—	—	894
Common stock issued under exercise of stock options	209,873	—	—	—	2	1,861	—	—	1,863
Share repurchase (2)	(100,000)	—	—	—	(1)	(630)	(769)	—	(1,400)
Conversion of common shares (3)	(2,625,000)	—	2,625,000	—	—	—	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	(2,216)	(2,216)
Balance at June 30, 2021	12,159,425	815,296	3,461,341	162,696	$164	$298,883	$(270,488)	$2,360	$30,919

(1) On March 9, 2021, the Company repurchased all outstanding securities held by certain affiliates of Oaktree Capital Management L.P. (“Oaktree”), including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants. For further discussion on the repurchase, see Note 9, Stockholders' Equity, in our Notes to Consolidated Financial Statements.
(2) See Note 9, Stockholders' Equity, in our Notes to Consolidated Financial Statements for further discussion related to the share repurchase.
(3) On May 13, 2021, a direct holder of Class A Common Stock converted 2,625,000 shares into an equal number of Class C Common Stock. Except as expressly provided in our certificate of incorporation, the Class A common stock, Class B common stock and Class C common stock have equal economic rights and rank equally, share ratably and are identical in all respects as to all matters. Class C common stock is not redeemable, but is convertible 1:1 (including automatically upon certain transfers) into Class A common stock.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2020	14,314,092	3,011,634	1,636,341	8,977,676	$190	$367,540	$(188,034)	$2,740	$182,436
Net (loss) income	—	—	—	—	—	—	(60,154)	577	(59,577)
Dividend declared	—	—	—	—	—	—	(2,098)	—	(2,098)
Stock-based compensation	—	—	—	—	—	524	—	—	524
Common stock issued under exercise of stock options	5,646	—	—	—	—	49	—	—	49
Issuance of restricted stock	10,482	—	—	—	—	—	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at March 31, 2020	14,330,220	3,011,634	1,636,341	8,977,676	$190	$368,113	$(250,286)	$3,316	$121,333
Net (loss) income	—	—	—	—	—	—	(27,178)	356	(26,822)
Stock-based compensation	—	—	—	—	—	657	—	—	657
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	(1,164)	(1,164)
Balance at June 30, 2020	14,330,220	3,011,634	1,636,341	8,977,676	$190	$368,770	$(277,464)	$2,508	$94,004

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,965	$(86,399)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,725	10,045
Amortization of deferred financing costs	674	759
Non-cash lease (income) expense	(261)	94
Net deferred taxes and other	2,841	(33,734)
Provision for doubtful accounts	901	2,246
Stock-based compensation expense	1,956	1,181
Loss (gain) on extinguishment and modification of debt	5,997	(1,159)
Write-off of deferred financing costs	—	79
Trade activity, net	(7,876)	(4,352)
Impairment of long-lived and intangible assets	95	107,715
Net loss (gain) on sale and retirement of assets	627	(12)
Gain on insurance recoveries	(225)	(1,065)
Gain on lease settlement	(233)	—
Gain on sale of investment	(262)	—
Other	6	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,799	17,993
Prepaid expenses and other assets	2,309	(774)
Accounts payable	88	420
Accrued expenses	(3,301)	(826)
Accrued interest	12,135	(85)
Other long-term liabilities	(729)	(274)
Net cash provided by operating activities - continuing operations	31,231	11,852
Net cash used in operating activities - discontinued operations	(33)	(175)
Net cash provided by operating activities	31,198	11,677

Cash flows from investing activities:
Purchase of property and equipment	(4,839)	(8,343)
Purchase of investments	(278)	(400)
Proceeds from insurance recoveries	225	1,172
Proceeds from sale of investments	532	—
Proceeds from sale of assets	307	102
Net cash used in investing activities	(4,053)	(7,469)

Cash flows from financing activities:
Repayment of term loans	(272,381)	(9,951)
Repurchase of 2023 Notes	(273,416)	(3,573)
Proceeds from the issuance of 2026 Notes	550,000	—
Prepayment fee on 2023 Notes	(4,443)	—
Deferred financing costs	(9,027)	—
Repurchase of Oaktree securities	(80,394)	—
Transaction costs related to Oaktree securities repurchase	(1,556)	—
Borrowings under the revolving credit facility	—	50,000
Repayment of borrowings under the revolving credit facility	—	(50,000)
Dividend payments	(60)	(4,201)
Proceeds from stock options exercised	9,702	49
Repurchase of stock	(1,400)	—
Cash distribution to non-controlling interests	(2,216)	(1,164)
Repayments of capitalized obligations	(37)	(20)
Net cash used in financing activities	(85,228)	(18,860)

Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(58,083)	(14,652)
Beginning of period	83,723	85,161
End of period	$25,640	$70,509

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$7,151	$15,746
Income taxes	484	444

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$—	$22
Investments acquired in exchange for advertising (1)	6,100	2,300
Property and equipment acquired in exchange for advertising (1)	1,642	2,574
Accrued capital expenditures	183	810
Accrued financing fees	150	—

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$5,243	$5,412
Right-of-use assets obtained in exchange for operating lease obligations	$1,662	$3,193

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$25,146	$70,015
Restricted cash	494	494
	$25,640	$70,509

(1) Represents total advertising services to be provided by the Company in exchange for equity interests and property and equipment acquired during each of the six months ended June 30, 2021 and 2020, respectively. As the advertising services are performed, revenue related to the services provided is reflected as a component of Trade activity, net within net cash provided by operating activities. As of June 30, 2021 and June 30, 2020, respectively, $2.2 million and $1.8 million, respectively, in advertising services remained to be provided in future periods in exchange for equity interests that were acquired during each of the six months ended June 30, 2021 and 2020. Refer to Note 6, Investments, in the accompanying Notes to Consolidated Financial Statements for additional information related to our investments.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a community-focused digital media, digital marketing solutions and radio company focused outside the Top 50 markets in the U.S. Our assets, as of June 30, 2021, include Townsquare Interactive, a digital marketing services subscription business providing web sites, search engine optimization, social platforms and online reputation management for approximately 24,950 small to medium sized businesses; Townsquare Ignite, a proprietary digital programmatic advertising technology with an in-house demand and data management platform; and Townsquare Media, our portfolio of 322 local terrestrial radio stations in 67 cities with corresponding local news and entertainment websites and apps including legendary brands such as WYRK.com, WJON.com, and NJ101.5.com along with a network of national music brands including XXLmag.com, TasteofCountry.com, UltimateClassicRock.com and Loudwire.com.

The U.S. economy and financial markets may continue to experience volatility due to the COVID-19 pandemic, including as a result of the development of COVID-19 variants, vaccination rates and government legislative and regulatory responses. The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients. Declines in forecasted traditional broadcast revenue in the markets in which we operate, the impact of the COVID-19 pandemic on market and economic conditions, and the corresponding impacts to our risk premium, contributed to approximately $107.1 million impairments to the carrying values of our FCC license intangible assets during the first half of 2020, of which $28.7 million and $78.4 million was recognized during the three months ended June 30, 2020 and March 31, 2020, respectively. Additionally, we canceled nearly all live events beginning in March 2020. At the end of the first quarter of 2020, we reduced our workforce through the termination or layoff of approximately 135 full-time employees.

As local public health conditions have begun to improve, we experienced a recovery in advertising revenue, following the sequential improvements we observed during each of the third and the fourth quarters of 2020. However, revenue continues to remain below the levels we experienced during the same period in 2019, with the exception of our Townsquare Interactive segment. Net revenue for the Townsquare Interactive segment has increased $9.7 million, or 33%, as compared to the first half of 2019 due to continuing to achieve net subscriber growth throughout the COVID-19 pandemic. While we resumed certain live events during the second quarter of 2021, there continues to be uncertainty surrounding the scheduling of live events.

During the first six months of 2021, we continued to maintain the precautionary measures that were instituted in 2020 to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan, the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and controlling non-essential capital expenditures. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our 2020 first quarter dividend of $2.1 million, paid on May 15, 2020.

The full extent of the COVID-19 pandemic impact will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the short-term and long-term economic impacts of the COVID-19 pandemic (including the continued effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), further actions taken to mitigate the impact of the pandemic, and the pace of continued economic and financial market recovery when the COVID-19 pandemic subsides, among others.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K"). The accompanying unaudited interim

Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three and six months ended June 30, 2021, cash flows for the six months ended June 30, 2021, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2021. The Consolidated Balance Sheet as of December 31, 2020 is derived from the audited Consolidated Financial Statements at that date.

Reclassification

The presentation of non-cash lease (income) expense as a component of adjustments to reconcile net income from continuing operations to net cash flows from operating activities for the six months ended June 30, 2020, has been reclassified to conform with the current period's presentation. The reclassification had no impact on net cash provided by operating activities.

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

Recently Issued Standards That Have Not Yet Been Adopted

In May 2021, the FASB issued Accounting Standards Update 2021-04, Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), which requires that a modification of an equity-classified warrant that does not cause the warrant to become liability-classified to be accounted for as an exchange of the original warrant for a new warrant. This guidance applies whether the modification is structured as an amendment to the terms and conditions of the warrant or as termination of the original warrant and issuance of a new warrant. The effect of the modification is measured as the difference between the fair value of the modified warrant and the fair value of that warrant immediately before modification. The new guidance is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company expects to adopt this standard in the first quarter of 2022 and does not expect its adoption to have a material impact on the Company’s Consolidated Financial Statements.

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

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Advertising	Townsquare Interactive	Live Events	Total	Advertising	Townsquare Interactive	Live Events	Total
Net Revenue (ex Political)	$85,160	$20,220	$1,194	$106,574	$56,251	$16,886	$32	$73,169
Political	764	—	—	764	886	—	—	886
Net Revenue	$85,924	$20,220	$1,194	$107,338	$57,137	$16,886	$32	$74,055

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Advertising	Townsquare Interactive	Live Events	Total	Advertising	Townsquare Interactive	Live Events	Total
Net Revenue (ex Political)	$154,478	$39,217	$1,201	$194,896	$129,459	$33,413	$2,403	$165,275
Political	1,203	—	—	1,203	2,213	$—	$—	2,213
Net Revenue	$155,681	$39,217	$1,201	$196,099	$131,672	$33,413	$2,403	$167,488

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

The primary sources of net revenue are the sale of advertising on our radio stations, owned and operated websites, third party websites, radio stations’ online streams, and mobile applications. We offer precision customer targeting solutions to advertisers through Townsquare Ignite, our digital programmatic advertising platform. We offer digital marketing solutions on a subscription basis under the brand name Townsquare Interactive, to small and mid-sized local and regional businesses in small and mid-sized markets across the United States, including the markets in which we operate radio stations. In addition, we offer a diverse range of live events which we create, promote, and produce. These live events include concerts, expositions and other experiential events. Our live events also generate net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services.

Political net revenue includes the sale of advertising from contracts with political advertisers. Contracted performance obligations under political contracts consist of the broadcast and placement of digital advertisements. Management views political revenue separately based on the episodic nature of election cycles and local issues calendars.

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

Net revenue for broadcast commercials and digital advertisements are recognized as the contractual performance obligations for Townsquare services are satisfied. We measure progress towards the satisfaction of our contractual performance obligations in accordance with the contractual arrangement. We recognize the associated contractual revenue as delivery takes place and the right to invoice for services performed is met.

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

No impairment losses arose from any contracts with customers during the three and six months ended June 30, 2021 and 2020.

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2021	December 31, 2020
Receivables	$54,689	$58,634
Short-term contract liabilities (deferred revenue)	$8,585	$8,847
Contract Acquisition Costs	$5,268	$4,824

	June 30, 2020	December 31, 2019
Receivables	$46,988	$67,463
Short-term contract liabilities (deferred revenue)	$9,195	$8,086
Contract Acquisition Costs	$4,340	$4,037

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

We record contract liabilities as deferred revenue in the accompanying consolidated balance sheets when cash payments are received or due in advance of satisfying our performance obligations. Our contract liabilities include cash payments received or due in advance and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of June 30, 2021, and December 31, 2020, the balance in the contract liabilities was $8.6 million and $8.8 million, respectively. The decrease in the contract liabilities balance at June 30, 2021 is primarily driven by $0.7 million and $6.5 million of recognized revenue for the three and six months ended June 30, 2021, respectively, offset by cash payments received or due in advance of satisfying our performance obligations. For the three and six months ended June 30, 2020, we recognized $0.5 million and $6.4 million of revenue that was previously included in our deferred revenue balance, respectively. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and six months ended June 30, 2021.

We capitalize certain contract acquisition costs consisting primarily of commissions paid when contracts are signed. Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. For these contracts, we defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Deferred commissions are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of June 30, 2021 and December 31, 2020, we had a balance of $5.3 million and $4.8 million, respectively, in deferred costs and recognized $1.2 million and $2.1 million of amortization for the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2020, we recognized $0.9 million and $1.8 million of amortization, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and six months ended June 30, 2021and 2020.

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

Performance Obligations

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

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Land and improvements	$20,564	$21,512
Buildings and leasehold improvements	54,849	54,471
Broadcast equipment	92,072	90,324
Computer and office equipment	21,022	20,480
Furniture and fixtures	21,917	21,657
Transportation equipment	20,311	19,918
Software development costs	32,796	30,721
Total property and equipment, gross	263,531	259,083
Less accumulated depreciation and amortization	(155,767)	(147,212)
Total property and equipment, net	$107,764	$111,871

Depreciation and amortization expense for property and equipment was $4.7 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively and $9.2 million and $9.6 million for the six months ended June 30, 2021 and 2020, respectively.

During the three months ended June 30, 2021, a building and portion of land in the Boise, ID market was classified as held for sale. Total net carrying value of the building and land in the amount of $0.6 million are presented as a component of assets held for sale in our Consolidated Balance Sheet as of June 30, 2021. The building and land were sold in July 2021 at an amount consistent with their current net carrying values.

There were no impairment charges related to long-lived assets for the six months ended June 30, 2021 and $0.6 million in impairment charges related to long-lived assets for the six months ended June 30, 2020 within the San Angelo, TX market. During the six months ended June 30, 2021 the Company sold a portion of land in Portsmouth, NH, recognizing a $0.6 million net loss on sale.

The Company had no material right of use assets related to its finance leases as of June 30, 2021 and December 31, 2020.

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

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2020 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of June 30, 2021.

There were no changes in the carrying value of the Company's goodwill during the six months ended June 30, 2021.

The following table represents goodwill by segment (in thousands):

	Advertising	Townsquare Interactive	Live Events	Total
Balance at June 30, 2021	$76,964	$77,000	$3,983	$157,947

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to continued declines in forecasted traditional broadcast revenue in the markets in which we operate in, as they continue to recover from the COVID-19 pandemic, the Company quantitatively evaluated the fair value of its FCC licenses at March 31, 2021. Based on the results of the impairment assessment of our FCC licenses as of March 31, 2021 we had no impairment charge for the three months ended March 31, 2021.

At June 30, 2021, the Company considered whether any events have occurred or circumstances have changed from the quantitative analysis performed as of March 31, 2021 that would indicate further declines in the fair values of our FCC licenses. Our analysis included updates to the calculation of the weighted average cost of capital and the consideration of changes in the radio broadcast markets where our FCC licenses are utilized. Based on such analysis, the Company determined that there have been no indicators that our FCC licenses may be further impaired as of June 30, 2021.

The key assumptions used in applying the direct valuation method as of March 31, 2021 are summarized as follows:

	March 31, 2021
Discount Rate	10.1%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.5%	96.0%
Operating Profit Margin	18.0%	48.0%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would have caused the estimated fair values of our FCC licenses to decrease by $55.1 million, which would have resulted in an impairment charge of $5.6 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event that our broadcast revenue experiences further actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

The following tables present details of intangible assets as of June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$277,013	$—	$277,013
Customer and advertising relationships	2	6,540	(5,120)	1,420
Leasehold interests	11	1,085	(985)	100
Tower space	2	454	(442)	12
Trademarks	8	2,598	(1,234)	1,364
Software license fees	2	853	(252)	601
Total		$288,543	$(8,033)	$280,510

	December 31, 2020
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$277,013	$—	$277,013
Customer and advertising relationships	3	6,540	(4,793)	1,747
Leasehold interests	11	1,085	(970)	115
Tower space	3	454	(439)	15
Trademarks	9	2,761	(1,218)	1,543
Software license fees	3	853	(126)	727
Total		$288,706	$(7,546)	$281,160

Amortization expense for definite-lived intangible assets was $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively and $0.6 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2021 is as follows (in thousands):

2021 (remainder)	$552
2022	1,101
2023	837
2024	168
2025	168
Thereafter	671
$3,497

Note 6. Investments

Long-term investments consist of minority holdings in early-stage businesses. As management does not exercise significant control over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial valuation of the equity securities was based upon an estimate of market value at the time of investment or upon a combination of a valuation analysis using observable inputs categorized as Level 2 and performing a discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. In accordance with ASC 321, Investments - Equity Securities, the Company measures its equity securities at cost minus impairment, as their fair values are not readily determinable and the investments do not qualify for the net asset value per share practical expedient. The Company monitors its investments for any subsequent observable price changes in orderly transactions for the identical or a similar investment of the same investee, at which time the Company would adjust the then current carrying values of the related investment. Additionally, the Company evaluates its investments for any indicators of impairment.

During the six months ended June 30, 2021, the Company made two new investments in businesses for $1.1 million and acquired an additional $5.3 million interest in an existing investee. During the three months ended June 30, 2021 the Company realized a gain in the amount of $0.3 million following the private acquisition of one of its investees. There were no impairment charges or fair value adjustments recorded for the three and six months ended June 30, 2021 and 2020, respectively.

Note 7. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
2026 Notes	$550,000	$—
2023 Notes	—	273,416
Term Loans	—	272,381
Debt before deferred financing costs	$550,000	$545,797
Deferred financing costs	(9,536)	(2,369)
Total long-term debt	$540,464	$543,428

On January 6, 2021, the Company completed the private offering and sale of $550.0 million aggregate principal amount of 6.875% senior secured notes due 2026 (the “2026 Notes”) at an issue price of 100.0%. The net proceeds from the 2026 Notes, together with cash on hand, were used to repay: (i) all outstanding borrowings under the 2015 senior secured credit facility, which included a seven year $275.0 million term loan facility (the "Term Loans") with $272.4 million principal amount outstanding and $2.1 million in accrued interest, (ii) all of the outstanding $273.4 million of principal amount of 6.5% Unsecured Senior Notes due in 2023 (the “2023 Notes”), a prepayment premium of $4.4 million, and $5.1 million in accrued interest, and (iii) fees and expenses related thereto. The Company also terminated its revolving credit facility and all other obligations thereunder were repaid effective January 6, 2021. The 2026 Notes bear interest at a rate of 6.875% and mature on February 1, 2026. Interest on the 2026 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on August 1, 2021.

The Company incurred approximately $13.6 million of fees and expenses in connection with the issuance of the 2026 Notes, of which approximately $9.4 million were capitalized and are being amortized over the remaining term of the 2026 Notes using the effective interest method. The Company recognized a $4.9 million loss on the early extinguishment of debt during the three months ended March 31, 2021, comprised of a $3.1 million portion of the 2023 Notes prepayment premium and the write-off of $1.8 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the senior secured credit facility and 2023 Notes. The Company recognized a $1.1 million loss on the modification of Terms Loans and 2023 Notes during the three months ended March 31, 2021, which is primarily related to a portion of fees and expenses incurred related to the issuance of the 2026 Notes.

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of June 30, 2021.

As of June 30, 2021, based on available market information, the estimated fair value of the 2026 Notes was $588.5 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of June 30, 2021 are as follows (in thousands):

2021 (remainder)	$—
2022	—
2023	—
2024	—
2025	—
2026	550,000
$550,000

Note 8. Income Taxes

The Company's effective tax rate for the three months ended June 30, 2021 and 2020 was approximately 28.3% and 32.0%, respectively. The Company's effective tax rate for the six months ended June 30, 2021 and 2020 was approximately 43.7% and 27.9%, respectively. The increase in the effective tax rate for the six months ended June 30, 2021 is primarily driven by the level of discrete items due to amounts owed under the terms of the Settlement Agreement, as more fully discussed in Note 9, Stockholders' Equity, changes in the valuation allowance and stock options exercised and forfeited during the current period.

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

Note 9. Stockholders' Equity

The table below presents a summary, as of June 30, 2021, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security [1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	12,159,425	One vote per share.
Class B common stock	$0.01	50,000,000	815,296	Ten votes per share.[2]
Class C common stock	$0.01	50,000,000	3,461,341	No votes.[2]
Warrants			162,696	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $16.[3]
Total		400,000,000	16,598,758
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

The foregoing share totals include 212,605 shares of restricted Class A common stock, subject to vesting terms, but exclude 5,007,835 of Class A common stock and 3,670,509 of Class B common stock issuable upon exercise of stock options which have an exercise price between $4.79 and $10.08 per share, as of June 30, 2021. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

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

In connection with the closing under the stock repurchase agreement, on March 8, 2021, the Company and Oaktree entered into a settlement agreement (the “Settlement Agreement”), pursuant to which, among other things, the Company agreed to pay $4.5 million to Oaktree as follows: (i) $1.5 million on April 1, 2021; (ii) $1.0 million on July 1, 2021; (iii) $1.0 million on October 1, 2021; and (iv) $1.0 million on November 10, 2021. The Settlement Agreement also includes customary mutual releases from claims, demands, and damages related to the stock repurchase agreement. The $4.5 million due under the terms of the Settlement Agreement is reflected as a component of transaction costs for the six months ended June 30, 2021.

Total consideration and fees in the aggregate amount of $82.0 million related to the repurchase of the shares and warrants from Oaktree are reflected as a reduction in capital during the six months ended June 30, 2021. The shares were retired upon repurchase.

Stock Repurchase

On June 2, 2021, the Company repurchased 100,000 shares of Class A common stock from its Chief Executive Officer at a price of $14.00 per share. The shares were previously issued at a grant date fair value of $6.31. The difference between the grant date fair value and the repurchase price is reflected as an increase in accumulated deficit during the three months ended June 30, 2021.

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

On January 25, 2021, the Board of Directors determined that it was in the best interest of the Company and its stockholders to amend the Company’s 2014 Omnibus Incentive Plan to increase the number of shares of common stock available for grant under the 2014 Incentive Plan from 12,000,000 shares to 27,000,000 shares (the “Amendment”). Subsequently, on January 25, 2021, the Board of Directors submitted the Amendment to certain stockholders affiliated with Oaktree for approval. By written consent delivered to the Company on January 27, 2021, the Oaktree-affiliated stockholders, representing approximately 52.4% of the voting power of the Company, approved the Amendment. As of June 30, 2021, 16,474,382 shares were available for grant.

Stock Option Activity

During the first six months of 2021, eligible option holders tendered 1,232,156 options to purchase 1,232,156 shares of Townsquare common stock.

The following table summarizes stock option activity during the six months ended June 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	11,234,078	$7.92	4.99	$1,062
Granted	45,000	$10.08	—	—
Exercised	(1,232,156)	$7.96	—	$3,413
Forfeited and expired	(1,368,577)	$8.53	—	—
Outstanding at June 30, 2021	8,678,345	$7.83	5.50	$42,702
Exercisable at June 30, 2021	5,464,803	$8.59	3.58	$22,758

The maximum contractual term of stock options is 10 years.

For the three months ended June 30, 2021 and 2020, the Company recognized approximately $0.9 million and $0.7 million, respectively, of stock-based compensation expense with respect to options and shares of restricted stock granted. For the six months ended June 30, 2021 and 2020, the Company recognized approximately $2.0 million and $1.2 million, respectively. As of June 30, 2021, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $6.8 million and $1.0 million, respectively, and is expected to be recognized over a weighted average period of 3.21 and 1.23 years, respectively.

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

The following table sets forth the computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Numerator:
Net income (loss)	$10,074	$(26,822)	$3,965	$(86,399)
Net income from non-controlling interest	642	356	1,082	933
Net income (loss) attributable to controlling interest	$9,432	$(27,178)	2,883	(87,332)

Denominator:
Weighted average shares of common stock outstanding	16,087	18,616	17,187	18,599
Weighted average shares of participating securities outstanding	163	8,978	3,474	8,978
Total weighted average basic shares outstanding	16,250	27,594	20,661	27,577
Effect of dilutive common stock equivalents	2,587	—	2,069	—
Weighted average diluted common shares outstanding	18,837	27,594	22,730	27,577

Basic income (loss) per share:
Attributable to common shares	$0.58	$(1.46)	$0.14	$(4.73)
Attributable to participating shares (1)	$0.58	$—	$0.14	$0.08

Diluted income (loss) per share	$0.50	$(1.46)	$0.13	$(4.73)

(1) On March 9, 2021, the Company repurchased 8,814,980 warrants outstanding from Oaktree, as more fully discussed in Note 9, Stockholders' Equity. Income (loss) attributable to participating shares and diluted income (loss) per share for the six months ended June 30, 2021 was calculated utilizing the weighted-average method.

The Company had the following dilutive securities that were not included in the computation of diluted net income (loss) per share as they were considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	32	9,214	16	9,214
Restricted Stock	—	296	—	296
Warrants	—	8,978	—	8,978

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

The following tables present the Company's reportable segment results for the three months ended June 30, 2021 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$85,924	$20,220	$1,194	$—	$107,338
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	56,775	14,125	691	—	71,591
Depreciation and amortization	3,370	281	41	1,304	4,996
Corporate expenses	—	—	—	5,452	5,452
Stock-based compensation	74	128	3	689	894
Transaction costs	—	—	—	390	390
Business realignment costs	—	—	4	62	66
Impairment of long-lived and intangible assets	—	—	—	95	95
Net loss on sale and retirement of assets	—	—	—	34	34
Operating income (loss)	$25,705	$5,686	$455	$(8,026)	$23,820

The following table presents the Company's reportable segment results for the three months ended June 30, 2020 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$57,137	$16,886	$32	$—	$74,055
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	52,572	11,742	94	—	64,408
Depreciation and amortization	3,722	133	130	776	4,761
Corporate expenses	—	—	—	7,570	7,570
Stock-based compensation	28	22	2	605	657
Transaction costs	—	—	—	1,213	1,213
Business realignment cost	—	—	—	456	456
Impairment of long-lived and intangible assets	28,655	—	—	—	28,655
Net gain on sale and retirement of assets	—	—	—	(10)	(10)
Operating (loss) income	$(27,840)	$4,989	$(194)	$(10,610)	$(33,655)

The following tables present the Company's reportable segment results for the six months ended June 30, 2021 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$155,681	$39,217	$1,201	$—	$196,099
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	108,170	27,190	758	—	136,118
Depreciation and amortization	6,864	697	86	2,078	9,725
Corporate expenses	—	—	—	9,586	9,586
Stock-based compensation	222	283	9	1,442	1,956
Transaction costs	—	—	—	5,105	5,105
Business realignment costs	—	—	18	238	256
Impairment of long-lived and intangible assets	—	—	—	95	95
Net loss on sale and retirement of assets	—	—	—	627	627
Operating income (loss)	$40,425	$11,047	$330	$(19,171)	$32,631

The following tables present the Company's reportable segment results for the six months ended June 30, 2020 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$131,672	$33,413	$2,403	$—	$167,488
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	110,292	23,720	1,946	—	135,958
Depreciation and amortization	6,884	267	265	2,629	10,045
Corporate expenses	—	—	—	13,960	13,960
Stock-based compensation	80	46	4	1,051	1,181
Transaction costs	—	—	—	2,240	2,240
Business realignment costs	—	—	—	2,167	2,167
Impairment of long-lived and intangible assets	107,715	—	—	—	107,715
Net gain on sale and retirement of assets	—	—	—	(12)	(12)
Operating (loss) income	$(93,299)	$9,380	$188	$(22,035)	$(105,766)

Note 12. Related Party Transactions

The Company has a strategic partnership and services agreement with a company affiliated with the Chairman of Townsquare’s Board of Directors. Under the agreement, the Company provides certain professional and administrative services including, IT, accounting and human resources support, business development, and engineering and consulting services. Prior to April 2021, the Company received a monthly service fee of $5,000 and reimbursement of any direct expenses, as applicable, however, effective April 1, 2021, the agreement was terminated. During the three months ended June 30, 2020, the Company recorded total fees in the aggregate of approximately $0.1 million, respectively related to services provided under the terms of the agreement. For the six months ended June 30, 2021 and 2020, the Company recorded total fees in the aggregate of approximately $0.02 million and $0.1 million, respectively related to services provided under the terms of the agreement.

Note 13. Subsequent Events

In early July 2021, the Company noted an observable price change in an orderly transaction for one of its investees following a series of transactions through which the investee completed its registration with the SEC of shares of its common stock. As a result, the Company's investment will no longer be measured at cost minus impairment and the carrying value of the investment will be measured at fair value prospectively, beginning in the third quarter of 2021. Based on the market price of the investee's common stock as of July 28, 2021, the fair value of the Company's investment in the common stock of the investee was approximately $5.3 million, as compared to the Company's current carrying value of approximately $3.2 million as of June 30, 2021.

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

Format of Presentation

Townsquare is a community-focused digital media, digital marketing solutions and radio company focused outside the Top 50 markets in the U.S. Our assets, as of June 30, 2021, include a digital marketing subscription business (Townsquare Interactive) providing websites, search engine optimization, social platforms and online reputation management for approximately 24,950 small to medium sized businesses, a proprietary digital programmatic advertising technology with an in-house demand and data management platform (Townsquare Ignite), a portfolio of 322 local terrestrial radio stations in 67 U.S. markets with more than 330 corresponding local news and entertainment websites and apps, along with a network of national music brands and websites. Many of our radio stations are considered market leaders and we also participate in the digital, mobile, video and social media arena. In addition, we create, promote and produce a diverse range of live events, including, concerts, expositions and other experiential events within and beyond our radio markets.

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

Live Events

Our primary source of Live Events net revenue is ticket sales. Our Live Events also generate substantial net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Live Event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our net revenue. In certain cases, we mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather. Legislative and regulatory responses to the COVID-19 pandemic required us to cancel nearly all live events beginning in March 2020. We have resumed certain live events in the second quarter of 2021, however there continues to be uncertainty surrounding the scheduling of live events in light of the COVID-19 pandemic.

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

Macroeconomic Indicators

The U.S. economy and financial markets may continue to experience volatility due to the COVID-19 pandemic, including as a result of the development of COVID-19 variants, vaccination rates and government legislative and regulatory responses. The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients. Declines in forecasted traditional broadcast revenue in the markets in which we operate, the impact of the COVID-19 pandemic on market and economic conditions, and the corresponding impacts to our risk premium, contributed to approximately $107.1 million impairments to the carrying values of our FCC license intangible assets during the first half of 2020, of which $28.7 million and $78.4 million was recognized during the three months ended June 30, 2020 and March 31, 2020, respectively. Additionally, we canceled nearly all live events beginning in March 2020. At the end of the first quarter of 2020, we reduced our workforce through the termination or layoff of approximately 135 full-time employees.

As local public health conditions have begun to improve, we experienced a recovery in advertising revenue, following the sequential improvements we observed during each of the third and the fourth quarters of 2020. However, revenue continues to remain below the levels we experienced during the same period in 2019, with the exception of our Townsquare Interactive segment. Net revenue for the Townsquare Interactive segment has increased $9.7 million, or 33%, as compared to the first half of 2019 due to continuing to achieve net subscriber growth throughout the COVID-19 pandemic. While we resumed certain live events during the second quarter of 2021, there continues to be uncertainty surrounding the scheduling of live events.

During the first six months of 2021, we continued to maintain the precautionary measures that were instituted in 2020 to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan, the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and controlling non-essential capital expenditures. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our 2020 first quarter dividend of $2.1 million, paid on May 15, 2020.

The full extent of the COVID-19 pandemic impact will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the short-term and long-term economic impacts of the COVID-19 pandemic (including the continued effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate), further actions taken to mitigate the impact of the pandemic, and the pace of continued economic and financial market recovery when the COVID-19 pandemic subsides, among others.

OVERVIEW OF OUR PERFORMANCE

Changes in our Business

Recent Developments

On January 6, 2021, the Company completed the private offering and sale of $550.0 million aggregate principal amount of 6.875% senior secured notes due 2026 (the “2026 Notes”) at an issue price of 100.0%. The net proceeds from the 2026 Notes, together with cash on hand, were used to repay: (i) all outstanding borrowings under the 2015 senior secured credit facility, which included a seven year $275.0 million term loan facility (the "Term Loans") with $272.4 million principal amount outstanding and $2.1 million in accrued interest, (ii) all of the outstanding $273.4 million of principal amount of 6.5% Unsecured Senior Notes due in 2023 (the “2023 Notes”), a prepayment premium of $4.4 million, and $5.1 million in accrued interest, and (iii) fees and expenses related thereto. The Company also terminated its revolving credit facility and all other obligations thereunder were repaid effective January 6, 2021.

The Company incurred approximately $13.6 million of fees and expenses in connection with the issuance of the 2026 Notes, of which approximately $9.4 million were capitalized and are being amortized over the remaining term of the 2026 Notes using the effective interest method. The Company recognized a $4.9 million loss on the early extinguishment of debt during the three months ended March 31, 2021, due to a $3.1 million portion of the 2023 Notes prepayment premium and the write-off of $1.8 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the senior secured credit facility and 2023 Notes. The Company recognized a $1.1 million loss on the modification of Terms Loans and 2023 Notes during the three months ended March 31, 2021, which is primarily related to a portion of fees and expenses incurred related to the issuance of the 2026 Notes.

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

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended June 30, 2021 as compared to the same period in 2020 are summarized below:

•Net revenue increased $33.3 million, or 44.9%, primarily driven by a $28.8 million increase in our Advertising net revenue as a result of increases in the purchase of new advertising by our clients, an increase of $3.3 million in our Townsquare Interactive net revenue as a result of additional subscribers, and an increase of $1.2 million in our Live Events net revenue as we resumed certain live events.

•Excluding revenue related to political advertising of $0.8 million and $0.9 million and Live Events net revenue of $1.2 million and $32.0 thousand for each of the three months ended June 30, 2021 and 2020, respectively, net revenue for the three months ended June 30, 2021 as compared to the same period in 2020, increased $32.2 million or 44.1% to $105.4 million.

•Excluding revenue related to political advertising of $0.8 million and $0.9 million for the three months ended June 30, 2021 and 2020, respectively, net revenue for the three months ended June 30, 2021 as compared to the same period in 2020 increased $33.4 million, or 45.7% to $106.6 million and Advertising net revenue increased $28.9 million, or 51.4%, to $85.2 million.

•Operating income increased $57.5 million from an operating loss of $33.7 million for the three months ended June 30, 2020 to operating income of $23.8 million for the three months ended June 30, 2021. Operating income increased due to an increase in net revenue of $33.3 million; $28.7 million as a result of impairment charges incurred during the three months ended June 30, 2020, primarily pertaining to FCC licenses in 35 of our 67 local markets that were not repeated in 2021; and $2.1 million as a result of lower corporate expenses primarily due to lower professional fees, partially offset by a $7.2 million increase in direct operating expenses. Our Advertising segment reported operating income of $25.7 million which represents an increase of $53.5 million as compared to an operating loss of $27.8 million for the three months ended June 30, 2020, primarily due to a $28.8 million increase in net revenue and $28.7 million as a result of impairment charges incurred during the three months ended June 30, 2020 that were not repeated in 2021, partially offset by $4.2 million increase in direct operating expenses. Townsquare Interactive’s operating income for the three months ended June 30, 2021 was $5.7 million, an increase of $0.7 million from the same period in 2020, primarily due to growth in net subscribers. Our Live Events segment reported operating income of $0.5 million, as compared to an operating loss of $0.2 million for the three months ended June 30, 2020, an increase of $0.6 million due to the scheduling live events.

Certain key financial developments in our business for the six months ended June 30, 2021, as compared to the same period in 2020 are summarized below:

•Net revenue for the six months ended June 30, 2021 as compared to the same period in 2020, increased $28.6 million, or 17.1%, primarily driven by an increase of $24.0 million in our Advertising net revenue as a result of an increase in the purchase of new advertising by our clients, an increase of $5.8 million in our Townsquare Interactive net revenue due to additional net subscribers, partially offset by $1.2 million decrease in our Live Events net revenue as a result of fewer live events during the first six months of 2021 as compared to the same period in 2020, due to the COVID-19 pandemic.

•Excluding revenue related to political advertising of $1.2 million and $2.2 million and Live Events net revenue of $1.2 million and $2.4 million for each of the six months ended June 30, 2021 and 2020, respectively, net revenue for the six months ended June 30, 2021 as compared to the same period in 2020 increased $30.8 million, or 18.9%, to $193.7 million.

•Excluding revenue related to political advertising of $1.2 million and $2.2 million for the six months ended June 30, 2021 and 2020, respectively, net revenue for the six months ended June 30, 2021 as compared to the same period in 2020 increased $29.6 million, or 17.9% to $194.9 million and Advertising net revenue increased $25.0 million, or 19.3%, to $154.5 million.

•Operating income increased $138.4 million as compared to an operating loss of $105.8 million for the six months ended June 30, 2020 to operating income of $32.6 million for the six months ended June 30, 2021. Operating income increased for the six months ended June 30, 2021 due to an increase of $28.6 million in net revenue as discussed above; a decrease of $107.6 million of total impairment charges; and $4.4 million as a result of lower corporate expenses primarily due to lower professional fees. Our Advertising segment reported operating income of $40.4 million which represents an increase of $133.7 million from the six months ended June 30, 2020 due to a $24.0 million increase in net revenue as discussed above; total impairment charges of $107.7 million in 2020 that did not repeat in 2021; and a decrease in direct operating expenses of $2.1 million. Townsquare Interactive’s operating income for the six months ended June 30, 2021 was $11.0 million, an increase of $1.7 million from the same period in 2020 due to net subscriber growth. Our Live Events segment reported operating income of $0.3 million, an increase of $0.1 million from the six months ended June 30, 2020.

•Cash and cash equivalents decreased $58.1 million from $83.2 million as of December 31, 2020 to $25.1 million as of June 30, 2021. Excluding the $80.4 million in cash consideration paid for the repurchase of the Oaktree securities, cash and cash equivalents increased $22.3 million at June 30, 2021, as compared to December 31, 2020.

Consolidated Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended June 30,
Statement of Operations Data:	2021	2020	$ Change	% Change
Net revenue	$107,338	$74,055	$33,283	44.9%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	71,591	64,408	7,183	11.2%
Depreciation and amortization	4,996	4,761	235	4.9%
Corporate expenses	5,452	7,570	(2,118)	(28.0)%
Stock-based compensation	894	657	237	36.1%
Transaction costs	390	1,213	(823)	(67.8)%
Business realignment costs	66	456	(390)	(85.5)%
Impairment of long-lived and intangible assets	95	28,655	(28,560)	(99.7)%
Net loss (gain) on sale and retirement of assets	34	(10)	44	**
Total operating costs and expenses	83,518	107,710	(24,192)	(22.5)%
Operating income (loss)	23,820	(33,655)	57,475	**
Other expense (income):
Interest expense, net	9,809	7,892	1,917	24.3%
Gain on extinguishment and modification of debt	—	(1,159)	1,159	**
Other income, net	(40)	(961)	921	(95.8)%
Income (loss) from operations before tax	14,051	(39,427)	53,478	**
Income tax expense (benefit)	3,977	(12,605)	16,582	**
Net income (loss)	$10,074	$(26,822)	$36,896	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended June 30,				Three Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Advertising	$85,924	$57,137	$28,787	50.4%	$56,775	$52,572	$4,203	8.0%
Townsquare Interactive	20,220	16,886	3,334	19.7%	14,125	11,742	2,383	20.3%
Live Events	1,194	32	1,162	3,631.3%	691	94	597	635.1%
Total	$107,338	$74,055	$33,283	44.9%	$71,591	$64,408	$7,183	11.2%

Net Revenue

Net revenue for the three months ended June 30, 2021 increased $33.3 million, or 44.9%, as compared to the same period in 2020. Our Advertising net revenue for the three months ended June 30, 2021 increased $28.8 million, or 50.4%, as compared to the same period in 2020, as a result of increases in the purchase of new advertising by our clients, partially offset by lower political advertising revenues. Our Townsquare Interactive net revenue for the three months ended June 30, 2021 increased $3.3 million or 19.7%, as compared to the same period in 2020 primarily due to the addition of net subscribers, including 1,350 additional net subscribers during the second quarter of 2021. Our Live Events segment revenue increased $1.2 million in the three months ended June 30, 2021, as compared to the same period in 2020 as we resumed certain live events during the period.

Direct Operating Expenses

Direct operating expenses for the three months ended June 30, 2021 increased by $7.2 million, or 11.2%, as compared to the same period in 2020. Our Advertising direct operating expenses for the three months ended June 30, 2021 increased $4.2 million, or 8.0%, as compared to the same period in 2020. This increase was due to higher compensation and programming costs, partially offset by lower provisions for bad debt. Our Townsquare Interactive direct operating expenses for the three months ended June 30, 2021 increased $2.4 million, or 20.3%, as compared to the same period in 2020. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth. Our Live Events direct operating expenses for the three months ended June 30, 2021 increased $0.6 million as compared to the same period in 2020. The increase was primarily driven by resuming live events during the period.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2021 increased $0.2 million, or 4.9%, as compared to the same period in 2020, due to increase in the amortization of software development costs due to projects that launched during the period.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended June 30, 2021 decreased $2.1 million, or 28.0%, as compared to the same period in 2020 primarily due to lower professional fees.

Stock-based Compensation

Stock-based compensation expense for the three months ended June 30, 2021 increased $0.2 million, or 36.1%, primarily due to options granted in December of 2020.

Transaction Costs

Transaction costs for the three months ended June 30, 2021 decreased $0.8 million as compared to the same period in 2020 due to less debt related fees.

Business Realignment Costs

Business realignment costs decreased $0.4 million, or 85.5%, for the three months ended June 30, 2021 compared to the same period in 2020 primarily as a result of employee-related costs incurred in 2020 as a result of headcount reductions in response to the COVID-19 pandemic that did not recur in 2021.

Impairment of Long-Lived and Intangible Assets

The Company did not record any material impairment charges related to our intangible and long-lived assets during the three months ended June 30, 2021, as compared to FCC license impairment charges of $28.7 million for the three months ended June 30, 2020 in 35 of our 67 local markets.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment performed as of March 31, 2021 would have caused the estimated fair values of our FCC licenses to decrease by $55.1 million, which would have resulted in an impairment charge of $5.6 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event that our broadcast revenue experiences further actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021	2020

2026 Notes	$9,453	$—
2023 Notes	—	4,486
Term Loans	—	2,883
Revolver	—	279
Capital leases and other	11	6
Deferred financing costs and discounts	346	461
Interest income	(1)	(223)
Interest expense, net	$9,809	$7,892

Provision / benefit for income taxes

We recognized an income tax provision of $4.0 million for the three months ended June 30, 2021, as compared to an income tax benefit of $12.6 million for the same period in 2020. Our effective tax rate for the three months ended June 30, 2021 and 2020 was approximately 28.3% and 32.0%, respectively. Our effective tax rate may vary significantly from period to period and can be influenced by many factors. These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21%, primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets.

Consolidated Results of Operations

Six months ended June 30, 2021 compared to six months ended June 30, 2020

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Six Months Ended June 30,
Statement of Operations Data:	2021	2020	$ Change	% Change
Net revenue	$196,099	$167,488	$28,611	17.1%

Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	136,118	135,958	160	0.1%
Depreciation and amortization	9,725	10,045	(320)	(3.2)%
Corporate expenses	9,586	13,960	(4,374)	(31.3)%
Stock-based compensation	1,956	1,181	775	65.6%
Transaction costs	5,105	2,240	2,865	127.9%
Business realignment costs	256	2,167	(1,911)	(88.2)%
Impairment of long-lived and intangible assets	95	107,715	(107,620)	(99.9)%
Net loss (gain) on sale and retirement of assets	627	(12)	639	**
Total operating costs and expenses	163,468	273,254	(109,786)	(40.2)%
Operating income (loss)	32,631	(105,766)	138,397	**
Other expense (income):
Interest expense, net	19,964	16,021	3,943	24.6%
Loss (gain) on extinguishment and modification of debt	5,997	(1,159)	7,156	**
Other income, net	(377)	(734)	357	(48.6)%
Income (loss) from continuing operations before income taxes	7,047	(119,894)	126,941	**
Provision (benefit) for income taxes	3,082	(33,495)	36,577	**
Net income (loss)	$3,965	$(86,399)	$90,364	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the six months ended June 30, 2021 and 2020 (in thousands):

	Net Revenue				Direct Operating Expenses
	Six Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Advertising	$155,681	$131,672	$24,009	18.2%	$108,170	$110,292	$(2,122)	(1.9)%
Townsquare Interactive	39,217	33,413	5,804	17.4%	27,190	23,720	3,470	14.6%
Live Events	1,201	2,403	(1,202)	(50.0)%	758	1,946	(1,188)	(61.0)%
Total	$196,099	$167,488	$28,611	17.1%	$136,118	$135,958	$160	0.1%

Net Revenue

Net revenue for the six months ended June 30, 2021, increased $28.6 million, or 17.1%, as compared to the same period in 2020. Our Advertising net revenue for the six months ended June 30, 2021, increased $24.0 million, or 18.2%, as compared to the same period in 2020 as a result of increases in the purchase of new advertising by our clients, partially offset by lower political advertising revenues. Our Townsquare Interactive net revenue for the six months ended June 30, 2021, increased $5.8 million, or 17.4%, as compared to the same period in 2020 primarily due to incremental net subscribers, including approximately 2,200 net subscribers added during the six months ended June 30, 2021. Our Live Events segment revenue decreased $1.2 million, or 50.0%, in the six months ended June 30, 2021, as compared to the same period in 2020 driven by fewer live events as a result of the COVID-19 pandemic.

Direct Operating Expenses

Direct operating expenses for the six months ended June 30, 2021, increased by $0.2 million, or 0.1%, as compared to the same period in 2020. Our Townsquare Interactive direct operating expenses for the six months ended June 30, 2021, increased $3.5 million, or 14.6%, as compared to the same period in 2020. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth. Our Advertising direct operating expenses for the six months ended June 30, 2021, decreased $2.1 million, or 1.9%, as compared to the same period in 2020. This decrease was primarily driven by lower compensation, as a result of lower commissions and certain wage reduction efforts implemented as part of our COVID-19 response, lower provisions for bad debt and lower music license fees. Our Live Events direct operating expenses for the six months ended June 30, 2021, decreased $1.2 million, or 61.0%, as compared to the same period in 2020. This decrease was primarily driven by fewer live events, as compared to the same period a year ago, as a result of the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2021, decreased $0.3 million, or 3.2%, as compared to the same period in 2020 due to decreases in the amortization of software development costs due to the timing of new projects launched as compared to the same period a year ago.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the six months ended June 30, 2021, decreased $4.4 million, or 31.3%, as compared to the same period in 2020, primarily due to lower compensation costs and professional fees.

Stock-based Compensation

Stock-based compensation expense for the six months ended June 30, 2021, increased $0.8 million, or 65.6%, as compared to the same period in 2020 primarily due to options granted in December of 2020.

Transaction Costs

Transaction costs for the six months ended June 30, 2021, increased $2.9 million as compared to the same period in 2020 primarily due to $4.5 million due under the terms of the Settlement Agreement, partially offset by fees incurred in 2020 to amend the Company's Term Loans.

Business Realignment Costs

Business realignment costs for the six months ended June 30, 2021, decreased $1.9 million or 88.2% as compared to the same period in 2020, primarily as a result of employee-related costs incurred during the six months ended June 30, 2020 as a result of headcount reductions in response to the COVID-19 pandemic that did not recur in 2021.

Impairment of Long-Lived and Intangible Assets

The Company did not record any material impairment charges related to our intangible and long-lived assets during the six months ended June 30, 2021, as compared to total impairment charges of $107.7 million for the six months ended June 30, 2020, as a result of FCC license impairment charges of $28.7 million and $78.4 million that were recognized during the three months ended June 30, 2020 and March 31, 2020, respectively. The $28.7 million impairment charge recorded during the three months ended June 30, 2020 related to FCC licenses in 35 of our 67 local markets, and was primarily driven by changes in the market data utilized in determining the discount rate applied in the valuation of our FCC licenses which drove an increase in the weighted average cost of capital. The changes in data were driven by an increase in market volatility and industry bond yields, a direct result of the impact of the COVID-19 pandemic on market and economic conditions. During the three months ended March 31, 2020 the Company recorded $78.4 million of FCC license impairment charges in 46 of our 67 local markets due to declines in the purchase of advertising by our clients, primarily as a result of the COVID-19 pandemic.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment performed as of March 31, 2021 would have caused the estimated fair values of our FCC licenses to decrease by $55.1 million, which would have resulted in an impairment charge of $5.6 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event that our broadcast revenue experiences further actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

The Company also recorded impairment charges of $0.6 million related to long-lived assets in certain markets during the six months ended June 30, 2020.

Net Loss / Gain on Sale of Assets

During the six months ended June 30, 2021, the Company recognized a $0.6 million loss on the sale of a portion of land in Portsmouth, NH.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020

2026 Notes	$18,486	$—
2023 Notes	642	9,006
Term Loans	161	6,301
Revolver	—	351
Capital leases and other	19	8
Deferred financing costs and discounts	674	839
Interest income	(18)	(484)
Interest expense, net	$19,964	$16,021

Loss / gain on Extinguishment and Modification of Debt

During the six months ended June 30, 2021, the Company recognized a $4.9 million and a $1.1 million loss on the early extinguishment and modification of debt, respectively. The $4.9 million loss on the early extinguishment of debt is comprised of a $3.1 million portion of the 2023 Notes prepayment premium and the write-off of $1.8 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the senior secured credit facility and the 2023 Notes. The $1.1 million loss on the modification of debt was primarily related to a portion of fees and expenses related to the issuance of the 2026 Notes.

On May 19, 2020, the Company voluntarily repurchased $4.7 million of its 2023 Notes at a market price below par, plus accrued interest, which were then canceled, recognizing a net gain of $1.2 million during the six months ended June 30, 2020.

Provision / benefit from income taxes

We recognized an income taxes provision of $3.1 million for the six months ended June 30, 2021, as compared to an income taxes benefit of $33.5 million for the same period in 2020. Our effective tax rate for the period was approximately 43.7% for the six months ended June 30, 2021 as compared to 27.9% for the six months ended June 30, 2020. The increase in the effective tax rate is primarily driven by the level of discrete items due to amounts owed under the terms of the Settlement Agreement, changes in the valuation allowance and stock options exercised and forfeited during the current period.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$25,146	$70,015
Restricted cash	494	494

Cash provided by operating activities	31,198	11,677
Cash used in investing activities	(4,053)	(7,469)
Cash used in financing activities	(85,228)	(18,860)
Net decrease in cash and cash equivalents and restricted cash	$(58,083)	$(14,652)

We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least one year from the date of this report. These historical sources of funds have been and could continue to be impacted by the COVID-19 pandemic. Future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, some of which are beyond our control. In particular during the period of uncertainty related to the COVID-19 pandemic, we have focused on and will continue to monitor our liquidity as described further under “COVID-19 Response” below. As of June 30, 2021, we had $540.5 million of outstanding indebtedness, net of deferred financing costs of $9.5 million. Based on the terms of our 2026 Notes, as of June 30, 2021, we expect our debt service requirements to be approximately $37.8 million over the next twelve months. In addition, as of June 30, 2021 we had $25.1 million of cash and cash equivalents, and $54.7 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million at June 30, 2021 and December 31, 2020, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

During the six months ended June 30, 2021, the Company repurchased all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants to purchase Class A common stock for an aggregate purchase price of $80.4 million, or $6.40 per security, and incurred fees related to the repurchase of the securities in the amount of $1.6 million.

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

Our anticipated uses of cash in the near term include working capital needs, interest payments, other obligations, including the remaining $2.0 million due under the terms of the Settlement Agreement, as outlined above, and capital expenditures. However, our ability to fund our working capital needs, debt payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

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

Operating Activities

Net cash provided by operating activities was $31.2 million for the six months ended June 30, 2021 compared to $11.7 million for the same period in 2020. This increase was primarily related to net income in 2021 of $4.0 million, as compared to a net loss of $86.4 million in 2020, partially offset by changes in working capital due to changes in accounts receivable in 2021, as compared to 2020 as a result of the COVID-19 pandemic and the impact on advertising revenue in the prior period, offset by higher accrued interest as the first interest payment on the 2026 Notes is due in August 2021.

Investing Activities

Net cash used in investing activities was $4.1 million for the six months ended June 30, 2021 as compared to $7.5 million for the same period in 2020. The decrease in net cash used in investing activities was primarily due to decreases in the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $85.2 million for the six months ended June 30, 2021, as compared to $18.9 million for the same period in 2020. Net cash used in financing activities during 2021 was due to: the repayment of $557.4 million of principal amount of the 2023 Notes and Term Loans, including total accrued interest of $7.2 million and a $4.4 million prepayment premium; and cash consideration for the Company's repurchase of the outstanding shares and warrants of Oaktree in the amount of $80.4 million, offset by the issuance of $550.0 million of the 2026 Notes, net of fees and expenses, partially offset by proceeds from stock option exercises. Net cash used by financing activities during the six months ended June 30, 2020 included the required $9.9 million 2019 excess free cash flow payment on our Term Loan and the May 2020 voluntary repurchase of $4.7 million of our 2023 Notes for $3.6 million.

Financing Facilities

The following is a discussion of significant factors affecting our liquidity and use of capital resources. For further discussion, see Note 7, Long-Term Debt in the Notes to Unaudited Consolidated Financial Statements.

2026 Notes

On January 6, 2021, the Company completed the private offering and sale of $550.0 million aggregate principal amount of 6.875% senior secured notes due 2026, the 2026 Notes, at an issue price of 100.0%. The net proceeds from the 2026 Notes, together with cash on hand, were used to repay: (i) all outstanding borrowings under the 2015 senior secured credit facility, which included seven year $275.0 million Term Loans with $272.4 million principal amount outstanding and $2.1 million in accrued interest, (ii) all of the outstanding $273.4 million of principal amount of 2023 Notes, a prepayment premium of $4.4 million, and $5.1 million in accrued interest, and (iii) fees and expenses related thereto. The Company also terminated its revolving credit facility and all other obligations thereunder were repaid effective January 6, 2021. The 2026 Notes bear interest at a rate of 6.875% and mature on February 1, 2026. Interest on the 2026 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on August 1, 2021.

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of June 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the quarter ended June 30, 2021. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 due to the material weaknesses in internal control over financial reporting summarized below and disclosed in our 2020 Annual Report on Form 10-K.

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

Remediation Plans

Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weaknesses. Our remediation actions are outlined in our 2020 Annual Report on Form 10-K. We believe those measures will remediate the control deficiencies, but management continues to assess the need for any additional steps to remediate the underlying causes that give rise to the material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. Accordingly, the material weaknesses in our internal control over financial reporting had not been fully remediated as of June 30, 2021.

Notwithstanding the identified material weaknesses, management believes the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our results of operations and cash flows for the three and six months ended June 30, 2021 and our financial condition as of such date, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Except in connection with our remediation plans, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for an enhancement in process and policy in which journal entries that are posted to the general ledger are approved by an independent reviewer.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and six months ended June 30, 2021. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities During the Second Quarter of 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2021 to April 30, 2021	—	—	—	—
May 1, 2021 to May 31, 2021	—	—	—	—
June 1, 2021 to June 30, 2021	100,000	$14.00	—	—
(1) On June 2, 2021, the Company repurchased 100,000 shares of Class A common stock from its Chief Executive Officer, Bill Wilson. The shares were repurchased at a price of $14.00 per share.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350

32.2**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350

17.1	Departure of Director, David Quick (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 17, 2021)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWNSQUARE MEDIA, INC.
Date: August 6, 2021
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer