Form 10-Q
period 2021-09-30
Townsquare Media, Inc.
filed 2021-11-05
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of October 29, 2021, the registrant had 16,740,182 outstanding shares of common stock consisting of: (i) 12,463,545 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 3,461,341 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$31,289	$83,229
Accounts receivable, net of allowance of $7,296 and $7,051, respectively	57,918	58,634
Prepaid expenses and other current assets	10,601	12,428
Total current assets	99,808	154,291
Property and equipment, net	106,117	111,871
Intangible assets, net	280,211	281,160
Goodwill	157,947	157,947
Investments	20,871	11,501
Operating lease right-of-use assets	44,646	48,290
Other assets	1,502	2,948
Restricted cash	494	494
Total assets	$711,596	$768,502
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,517	$9,056
Deferred revenue	8,824	8,847
Accrued compensation and benefits	11,304	12,462
Accrued expenses and other current liabilities	20,392	21,524
Operating lease liabilities, current	7,405	7,517
Accrued interest	6,301	6,350
Total current liabilities	64,743	65,756
Long-term debt, net of deferred finance costs of $9,081 and $2,369, respectively	540,919	543,428
Deferred tax liability	16,396	10,326
Operating lease liability, net of current portion	40,369	44,661
Other long-term liabilities	3,357	3,576
Total liabilities	665,784	667,747
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 12,440,045 and 14,436,065 shares issued and outstanding, respectively	124	144
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 2,966,669 shares issued and outstanding, respectively	8	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,461,341 and 1,636,341 shares issued and outstanding, respectively	35	17
Total common stock	167	191
Additional paid-in capital	300,879	369,672
Accumulated deficit	(258,083)	(272,602)
Non-controlling interest	2,849	3,494
Total stockholders’ equity	45,812	100,755
Total liabilities and stockholders’ equity	$711,596	$768,502

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2021
	2021	2020	2021	2020
Net revenue	$111,280	$95,356	$307,379	$262,844

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	75,719	71,088	211,837	207,046
Depreciation and amortization	4,821	5,248	14,546	15,293
Corporate expenses	6,410	6,764	15,996	20,724
Stock-based compensation	877	430	2,833	1,611
Transaction costs	2	384	5,107	2,624
Business realignment costs	484	472	740	2,639
Impairment of long-lived and intangible assets	—	1,343	95	109,058
Net (gain) loss on sale and retirement of assets	(14)	92	613	80
Total operating costs and expenses	88,299	85,821	251,767	359,075
Operating income (loss)	22,981	9,535	55,612	(96,231)
Other expense (income):
Interest expense, net	9,816	7,692	29,780	23,713
Loss (gain) on extinguishment and modification of debt	—	—	5,997	(1,159)
Other (income) expense, net	(3,078)	81	(3,455)	(653)
Income (loss) from operations before tax	16,243	1,762	23,290	(118,132)
Income tax provision (benefit)	3,349	451	6,431	(33,044)
Net income (loss)	$12,894	$1,311	$16,859	$(85,088)

Net income (loss) attributable to:
Controlling interests	$12,405	$795	$15,288	$(86,537)
Non-controlling interests	$489	$516	$1,571	$1,449

Basic income (loss) per share:
Attributable to common shares	$0.75	$0.03	$0.79	$(4.68)
Attributable to participating shares	$0.75	$0.03	$0.79	$0.08

Diluted income (loss) per share	$0.64	$0.03	$0.71	$(4.68)

Weighted average shares outstanding:
Basic attributable to common shares	16,386	18,683	16,917	18,627
Basic attributable to participating shares	88	8,978	2,333	8,978
Diluted	19,384	27,688	21,657	27,605

Cash dividend declared per share	$—	$—	$—	$0.075

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2021	14,436,065	2,966,669	1,636,341	8,977,676	$191	$369,672	$(272,602)	$3,494	$100,755
Net (loss) income	—	—	—	—	—	—	(6,549)	440	(6,109)
Repurchase of securities (1)	(1,595,224)	(2,151,373)	—	(8,814,980)	(38)	(81,912)	—	—	(81,950)
Stock-based compensation	—	—	—	—	—	1,062	—	—	1,062
Common stock issued under exercise of stock options	1,022,283	—	—	—	10	7,936	—	—	7,946
Issuance of restricted stock	11,428	—	—	—	—	—	—	—	—
Conversion of common shares	800,000	—	(800,000)	—	—	—	—	—	—
Balance at March 31, 2021	14,674,552	815,296	836,341	162,696	$163	$296,758	$(279,151)	$3,934	$21,704
Net income	—	—	—	—	—	—	9,432	642	10,074
Stock-based compensation	—	—	—	—	—	894	—	—	894
Common stock issued under exercise of stock options	209,873	—	—	—	2	1,861	—	—	1,863
Share repurchase (2)	(100,000)	—	—	—	(1)	(630)	(769)	—	(1,400)
Conversion of common shares (3)	(2,625,000)	—	2,625,000	—	—	—	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	(2,216)	(2,216)
Balance at June 30, 2021	12,159,425	815,296	3,461,341	162,696	$164	$298,883	$(270,488)	$2,360	$30,919
Net income	—	—	—	—	—	—	12,405	489	12,894
Stock-based compensation	—	—	—	—	—	877	—	—	877
Common stock issued under exercise of stock options	128,546	—	—	—	1	1,121	—	—	1,122
Warrants exercised (4)	152,074	—	—	(152,074)	2	(2)	—	—	—
Balance at September 30, 2021	12,440,045	815,296	3,461,341	10,622	$167	$300,879	$(258,083)	$2,849	$45,812

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

(4) See Note 9, Stockholders' Equity, in our Notes to Consolidated Financial Statements for further discussion related to warrants exercised during the period.

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

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$16,859	$(85,088)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,546	15,293
Amortization of deferred financing costs	1,129	1,173
Non-cash lease income	(106)	(178)
Net deferred taxes and other	6,070	(33,403)
Provision for doubtful accounts	1,718	3,470
Stock-based compensation expense	2,833	1,611
Loss (gain) on extinguishment and modification of debt	5,997	(1,159)
Write-off of deferred financing costs	—	79
Trade activity, net	(9,994)	(6,550)
Impairment of long-lived and intangible assets	95	109,058
Net loss on sale and retirement of assets	613	80
Gain on insurance recoveries	(362)	(1,206)
Gain on lease settlement	(233)	—
Gain on sale of investment and investment related transactions	(446)	—
Unrealized gain on investment	(2,924)	—
Other	289	6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,148)	9,397
Prepaid expenses and other assets	3,259	(2,032)
Accounts payable	1,409	(3,103)
Accrued expenses	(569)	10,538
Accrued interest	(49)	6,204
Other long-term liabilities	(789)	(352)
Net cash provided by operating activities - continuing operations	38,197	23,838
Net cash used in operating activities - discontinued operations	(33)	(390)
Net cash provided by operating activities	38,164	23,448

Cash flows from investing activities:
Purchase of property and equipment	(7,840)	(11,254)
Purchase of investments	(278)	(400)
Proceeds from insurance recoveries	362	1,313
Proceeds from sale of investments and investment related transactions	716	—
Proceeds from sale of assets	955	212
Net cash used in investing activities	(6,085)	(10,129)

Cash flows from financing activities:
Repayment of term loans	(272,381)	(9,951)
Repurchase of 2023 Notes	(273,416)	(3,573)
Proceeds from the issuance of 2026 Notes	550,000	—
Prepayment fee on 2023 Notes	(4,443)	—
Deferred financing costs	(9,027)	—
Repurchase of Oaktree securities	(80,394)	—
Transaction costs related to Oaktree securities repurchase	(1,556)	—
Borrowings under the revolving credit facility	—	50,000
Repayment of borrowings under the revolving credit facility	—	(50,000)
Dividend payments	(60)	(4,201)
Proceeds from stock options exercised	10,931	49
Repurchase of stock	(1,400)	—
Cash distribution to non-controlling interests	(2,216)	(1,164)
Repayments of capitalized obligations	(57)	(34)
Net cash used in financing activities	(84,019)	(18,874)

Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(51,940)	(5,555)
Beginning of period	83,723	85,161
End of period	$31,783	$79,606

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$28,693	$16,780
Income taxes	634	1,311

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$—	$22
Investments acquired in exchange for advertising (1)	6,438	2,300
Property and equipment acquired in exchange for advertising (1)	1,945	3,648
Accrued capital expenditures	120	826
Accrued financing fees	150	—
Deferred payment for software licenses	—	853

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$7,695	$8,236
Right-of-use assets obtained in exchange for operating lease obligations	$2,246	$9,416

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$31,289	$79,112
Restricted cash	494	494
	$31,783	$79,606

(1) Represents total advertising services to be provided by the Company in exchange for equity interests and property and equipment acquired during each of the nine months ended September 30, 2021 and 2020, respectively. As the advertising services are performed, revenue related to the services provided is reflected as a component of Trade activity, net within net cash provided by operating activities. As of September 30, 2021 and September 30, 2020, $0.1 million and $1.2 million, respectively, in advertising services remained to be provided in future periods in exchange for equity interests that were acquired during each of the nine months ended September 30, 2021 and 2020. Refer to Note 6, Investments, in the accompanying Notes to Consolidated Financial Statements for additional information related to our investments.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, "we," "us," "our," "Company," or "Townsquare") is a community-focused digital media, digital marketing solutions and radio company focused outside the Top 50 markets in the U.S. Our assets, as of September 30, 2021, include Townsquare Interactive, a digital marketing services subscription business providing websites, search engine optimization, social platforms and online reputation management for approximately 25,950 small to medium sized businesses; Townsquare Ignite, a proprietary digital programmatic advertising technology with an in-house demand and data management platform; and Townsquare Media, our portfolio of 322 local terrestrial radio stations in 67 cities with corresponding local news and entertainment websites and apps including legendary brands such as WYRK.com, WJON.com, and NJ101.5.com along with a network of national music brands including XXLmag.com, TasteofCountry.com, UltimateClassicRock.com and Loudwire.com.

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

As local public health conditions have improved, we experienced recoveries in advertising revenue, following the sequential improvements we observed during each of the third and the fourth quarters of 2020. However, revenue continues to remain below the levels we experienced during the same period in 2019, with the exception of our Townsquare Interactive segment. Net revenue for the Townsquare Interactive segment has increased $15.0 million, or 33%, as compared to the first nine months of 2019 due to continued net subscriber growth throughout the COVID-19 pandemic. While we resumed certain live events beginning in the second quarter of 2021, there continues to be a level of uncertainty surrounding the scheduling of live events.

During the first nine months of 2021, we continued the precautionary measures that were instituted in 2020 to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan, the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and controlling non-essential capital expenditures. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our 2020 first quarter dividend of $2.1 million, paid on May 15, 2020.

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three and nine months ended September 30, 2021, cash flows for the nine months ended September 30, 2021, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2021. The Consolidated Balance Sheet as of December 31, 2020 is derived from the audited Consolidated Financial Statements at that date.

Reclassification

The presentation of non-cash lease (income) expense as a component of adjustments to reconcile net income to net cash flows from operating activities for the nine months ended September 30, 2020, has been reclassified to conform with the current period's presentation. The reclassification had no impact on net cash provided by operating activities.

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

Recently Adopted Accounting Standards

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. The new guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company accounts for its equity securities without readily determinable fair values under the measurement alternative election of ASC 321, whereby the Company can elect to measure an equity security without a readily determinable fair value, that does not qualify for the practical expedient to estimate fair value (net asset value), at its cost minus impairment, if any. The ASU also allows the use of a qualitative assessment when analyzing impairment of equity securities without readily determinable fair values. The Company adopted this standard effective January 1, 2021, which did not have a material impact on the Company’s Consolidated Financial Statements.

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

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Advertising	Townsquare Interactive	Live Events	Total	Advertising	Townsquare Interactive	Live Events	Total
Net Revenue (ex Political)	$86,827	$21,130	$2,748	$110,705	$72,659	$18,181	$66	$90,906
Political	575	—	—	575	4,450	—	—	4,450
Net Revenue	$87,402	$21,130	$2,748	$111,280	$77,109	$18,181	$66	$95,356

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Advertising	Townsquare Interactive	Live Events	Total	Advertising	Townsquare Interactive	Live Events	Total
Net Revenue (ex Political)	$241,305	$60,347	$3,949	$305,601	$202,116	$51,595	$2,469	$256,180
Political	1,778	—	—	1,778	6,664	$—	$—	6,664
Net Revenue	$243,083	$60,347	$3,949	$307,379	$208,780	$51,595	$2,469	$262,844

Revenue from contracts with customers is recognized as an obligation until the terms of a customer contract are satisfied; generally, this occurs with the transfer of control as we satisfy contractual performance obligations over time. Our contractual performance obligations include the broadcast of commercials on our owned and operated radio stations, placement of internet-based advertising campaigns, performance of digital marketing solutions, and the operation of live events. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are at a fixed price at inception and do not include any variable consideration or financing components by normal course of business practice. Sales, value add, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.

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

Political net revenue includes the sale of advertising for political advertisers. Contracted performance obligations under political contracts consist of the broadcast and placement of digital advertisements. Management views political revenue separately based on the episodic nature of election cycles and local issues calendars.

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

Our advertising contracts are short-term (less than one year) and payment terms are generally net 30-60 days for local customer contracts and net 60-90 days for national agency customer contracts. Our billing practice is to invoice customers on a monthly basis for services delivered to date. Our contractual arrangements do not include rights of return and do not include any significant judgments by nature of the products and services.

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

No impairment losses arose from any contracts with customers during the three and nine months ended September 30, 2021 and 2020.

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2021	December 31, 2020
Receivables	$57,918	$58,634
Short-term contract liabilities (deferred revenue)	$8,824	$8,847
Contract Acquisition Costs	$5,412	$4,824

	September 30, 2020	December 31, 2019
Receivables	$54,235	$67,463
Short-term contract liabilities (deferred revenue)	$9,169	$8,086
Contract Acquisition Costs	$4,704	$4,037

We receive payments from customers based upon contractual billing schedules; accounts receivable are recognized when the right to consideration becomes unconditional. Payment terms vary by the type and location of our customers and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of September 30, 2021, and December 31, 2020, the balance in the contract liabilities was $8.8 million, respectively. The decrease in the contract liabilities balance at September 30, 2021 is primarily driven by $0.9 million and $7.4 million of recognized revenue for the three and nine months ended September 30, 2021, respectively, offset by cash payments received or due in advance of satisfying our performance obligations. For the three and nine months ended September 30, 2020, we recognized $0.2 million and $6.6 million of revenue that was previously included in our deferred revenue balance, respectively. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and nine months ended September 30, 2021.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of September 30, 2021 and December 31, 2020, we had a balance of $5.4 million and $4.8 million, respectively, in capitalized contract acquisition costs and recognized $1.1 million and $3.2 million of amortization for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020, we recognized $1.0 million and $2.7 million of amortization, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and nine months ended September 30, 2021 and 2020.

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

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Land and improvements	$20,521	$21,512
Buildings and leasehold improvements	54,888	54,471
Broadcast equipment	93,372	90,324
Computer and office equipment	21,382	20,480
Furniture and fixtures	22,012	21,657
Transportation equipment	20,415	19,918
Software development costs	33,796	30,721
Total property and equipment, gross	266,386	259,083
Less accumulated depreciation and amortization	(160,269)	(147,212)
Total property and equipment, net	$106,117	$111,871

Depreciation and amortization expense for property and equipment was $4.5 million and $5.0 million for the three months ended September 30, 2021 and 2020, respectively and $13.7 million and $14.6 million for the nine months ended September 30, 2021 and 2020, respectively.

During the three months ended September 30, 2021, a building and portion of land in the Boise, ID market was sold for $0.6 million, an amount consistent with its current net carrying values. During the nine months ended September 30, 2021 the Company sold a portion of land in Portsmouth, NH, recognizing a $0.6 million net loss on sale.

There were no impairment charges related to long-lived assets for the nine months ended September 30, 2021 and $1.2 million in total non-cash impairment charges related to long-lived assets for the nine months ended September 30, 2020 within the San Angelo, TX market and the Live Events business.

The Company had no material right of use assets related to its finance leases as of September 30, 2021 and December 31, 2020.

Note 5. Goodwill and Other Intangible Assets

Indefinite-lived assets consist of goodwill and FCC broadcast licenses. For goodwill impairment testing, the Company has selected December 31st as the annual testing date. In addition to the annual impairment test, the Company regularly assesses whether a triggering event has occurred, which would require interim impairment testing. As of December 31, 2020, the fair values of our National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 138%, 231%, 795%, 300% and 118%, respectively. The local advertising businesses reporting unit had no goodwill as of December 31, 2020 and September 30, 2021, respectively.

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2020 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of September 30, 2021.

There were no changes in the carrying value of the Company's goodwill during the nine months ended September 30, 2021.

The following table represents goodwill by segment (in thousands):

	Advertising	Townsquare Interactive	Live Events	Total
Balance at September 30, 2021	$76,964	$77,000	$3,983	$157,947

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

At September 30, 2021, the Company considered whether any events have occurred or circumstances have changed from the quantitative analysis performed as of March 31, 2021 that would indicate further declines in the fair values of our FCC licenses. Our analysis included updates to the calculation of the weighted average cost of capital and the consideration of changes in the radio broadcast markets where our FCC licenses are utilized. Based on such analysis, the Company determined that there have been no indicators that our FCC licenses may be further impaired as of September 30, 2021.

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

The following tables present details of intangible assets as of September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30, 2021
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$276,991	$—	$276,991
Customer and advertising relationships	2	6,540	(5,283)	1,257
Leasehold interests	10	1,085	(993)	92
Tower space	2	454	(444)	10
Trademarks	8	2,598	(1,274)	1,324
Software license fees	2	853	(316)	537
Total		$288,521	$(8,310)	$280,211

	December 31, 2020
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$277,013	$—	$277,013
Customer and advertising relationships	3	6,540	(4,793)	1,747
Leasehold interests	11	1,085	(970)	115
Tower space	3	454	(439)	15
Trademarks	9	2,761	(1,218)	1,543
Software license fees	3	853	(126)	727
Total		$288,706	$(7,546)	$281,160

Amortization expense for definite-lived intangible assets was $0.3 million for each of the three months ended September 30, 2021 and 2020, respectively and $0.8 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2021 is as follows (in thousands):

2021 (remainder)	$275
2022	1,101
2023	837
2024	168
2025	168
Thereafter	671
$3,220

Note 6. Investments

Long-term investments primarily consists of minority holdings in early-stage businesses. As management does not exercise significant control over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial valuation of the equity securities was based upon an estimate of market value at the time of investment or upon a combination of a valuation analysis using observable inputs categorized as Level 2 and performing a discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. In accordance with ASC 321, Investments - Equity Securities, for investments without readily determinable fair values, the Company measures its equity securities at cost minus impairment, as the investments do not qualify for the net asset value per share practical expedient. The Company monitors its investments for any subsequent observable price changes in orderly transactions for the identical or a similar investment of the same investee, at which time the Company adjusts the then current carrying values of the related investment. Additionally, the Company evaluates its investments for any indicators of impairment.

During the nine months ended September 30, 2021, the Company made two new investments in businesses for $1.1 million and acquired an additional $5.3 million and $0.3 million in additional interests in two existing investees, respectively. There were no impairment charges recorded for the three and nine months ended September 30, 2021 and 2020, respectively.

In early July 2021, the Company noted an observable price change in an orderly transaction for one of its investees following a series of transactions through which the investee completed its registration with the SEC of shares of its common stock. As a result, the Company's investment is no longer measured at cost minus impairment and the carrying value of the investment is measured at its fair value with changes in fair value reflected in net income. As of the date of the completion of the transactions, the fair value of the Company's investment was $7.6 million, as compared to it previous carrying value of $3.2 million.

Based on the market price of the investee's common stock as of September 30, 2021, the fair value of the Company's investment in the common stock of the investee was approximately $6.1 million, resulting in a total unrealized net gain of $2.9 million, during the three months September 30, 2021 included as a component of other income. Additionally, the Company received a $0.2 million cash payment in connection with the completion of the transactions related to the investee's registration of its common stock. The fair value of the investee's common stock as of September 30, 2021, was based upon quoted prices (unadjusted) in active markets for identical equity securities, Level 1 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Note 7. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
2026 Notes	$550,000	$—
2023 Notes	—	273,416
Term Loans	—	272,381
Debt before deferred financing costs	$550,000	$545,797
Deferred financing costs	(9,081)	(2,369)
Total long-term debt	$540,919	$543,428

On January 6, 2021, the Company completed the private offering and sale of $550.0 million aggregate principal amount of 6.875% senior secured notes due 2026 (the “2026 Notes”) at an issue price of 100.0%. The net proceeds from the 2026 Notes, together with cash on hand, were used to repay: (i) all outstanding borrowings under the 2015 senior secured credit facility, which included a seven year $275.0 million term loan facility (the “Term Loans”) with $272.4 million principal amount outstanding and $2.1 million in accrued interest, (ii) all of the outstanding $273.4 million of principal amount of 6.5% Unsecured Senior Notes due in 2023 (the “2023 Notes”), a prepayment premium of $4.4 million, and $5.1 million in accrued interest, and (iii) fees and expenses related thereto. The Company also terminated its revolving credit facility and all other obligations thereunder were repaid effective January 6, 2021. The 2026 Notes bear interest at a rate of 6.875% and mature on February 1, 2026. Interest on the 2026 Notes is payable semi-annually in cash in arrears on February 1 and August 1 of each year, commencing on August 1, 2021.

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of September 30, 2021.

As of September 30, 2021, based on available market information, the estimated fair value of the 2026 Notes was $579.6 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of September 30, 2021 are as follows (in thousands):

2021 (remainder)	$—
2022	—
2023	—
2024	—
2025	—
2026	550,000
$550,000

Note 8. Income Taxes

The Company's effective tax rate for the three months ended September 30, 2021 and 2020 was approximately 20.6% and 25.6%, respectively. The Company's effective tax rate for the nine months ended September 30, 2021 and 2020 was approximately 27.6% and 28.0%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2021 is primarily driven by discrete items for the period, including changes in the valuation allowance due to the utilization of capital loss carryforwards and stock options exercised and forfeited.

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

Note 9. Stockholders' Equity

The table below presents a summary, as of September 30, 2021, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security [1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	12,440,045	One vote per share.
Class B common stock	$0.01	50,000,000	815,296	Ten votes per share.[2]
Class C common stock	$0.01	50,000,000	3,461,341	No votes.[2]
Warrants			10,622	Each warrant is exercisable for one share of Class A common stock, at an exercise price of $0.0001 per share. The aggregate exercise price for all warrants currently outstanding is $1.[3]
Total		400,000,000	16,727,304
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

The foregoing share totals include 212,605 shares of restricted Class A common stock, subject to vesting terms, but exclude 4,829,289 of Class A common stock and 3,670,509 of Class B common stock issuable upon exercise of stock options which have an exercise price between $4.79 and $10.08 per share, as of September 30, 2021. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

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

In connection with the closing under the stock repurchase agreement, on March 8, 2021, the Company and Oaktree entered into a settlement agreement (the “Settlement Agreement”), pursuant to which, among other things, the Company agreed to pay $4.5 million to Oaktree as follows: (i) $1.5 million on April 1, 2021; (ii) $1.0 million on July 1, 2021; (iii) $1.0 million on October 1, 2021; and (iv) $1.0 million on November 10, 2021. The Settlement Agreement also includes customary mutual releases from claims, demands, and damages related to the stock repurchase agreement. The $4.5 million due under the terms of the Settlement Agreement is reflected as a component of transaction costs for the nine months ended September 30, 2021. All amounts due under the terms of the Settlement Agreement were paid as of September 30, 2021.

Total consideration and fees in the aggregate amount of $82.0 million related to the repurchase of the shares and warrants from Oaktree are reflected as a reduction in capital during the nine months ended September 30, 2021. The shares were retired upon repurchase.

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

Exercise of Warrants to Purchase Common Stock

On August 16, 2021, a warrant holder exercised 152,074 warrants at an exercise price of $0.0001 per share and received 152,074 shares of Class A common stock.

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

On January 25, 2021, the Board of Directors determined that it was in the best interest of the Company and its stockholders to amend the Company’s 2014 Omnibus Incentive Plan to increase the number of shares of common stock available for grant under the 2014 Incentive Plan from 12,000,000 shares to 27,000,000 shares (the “Amendment”). Subsequently, on January 25, 2021, the Board of Directors submitted the Amendment to certain stockholders affiliated with Oaktree for approval. By written consent delivered to the Company on January 27, 2021, the Oaktree-affiliated stockholders, representing approximately 52.4% of the voting power of the Company, approved the Amendment. As of September 30, 2021, 16,624,382 shares were available for grant.

Stock Option Activity

During the first nine months of 2021, eligible option holders tendered 1,360,702 options to purchase 1,360,702 shares of Townsquare common stock.

The following table summarizes stock option activity during the nine months ended September 30, 2021:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	11,234,078	$7.92	4.99	$1,062
Granted	45,000	$10.08	—	—
Exercised	(1,360,702)	$8.03	—	$3,950
Forfeited and expired	(1,418,577)	$8.46	—	—
Outstanding at September 30, 2021	8,499,799	$7.83	5.25	$44,596
Exercisable at September 30, 2021	5,356,257	$8.58	3.35	$24,045

The maximum contractual term of stock options is 10 years.

For the three months ended September 30, 2021 and 2020, the Company recognized approximately $0.9 million and $0.4 million, respectively, of stock-based compensation expense with respect to options and shares of restricted stock granted. For the nine months ended September 30, 2021 and 2020, the Company recognized approximately $2.8 million and $1.6 million, respectively. As of September 30, 2021, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $6.0 million and $0.7 million, respectively, and is expected to be recognized over a weighted average period of 3.0 and 1.11 years, respectively.

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

The following table sets forth the computations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Numerator:
Net income (loss)	$12,894	$1,311	$16,859	$(85,088)
Net income from non-controlling interest	489	516	1,571	1,449
Net income (loss) attributable to controlling interest	$12,405	$795	$15,288	$(86,537)

Denominator:
Weighted average shares of common stock outstanding	16,386	18,683	16,917	18,627
Weighted average shares of participating securities outstanding	88	8,978	2,333	8,978
Total weighted average basic shares outstanding	16,474	27,661	19,250	27,605
Effect of dilutive common stock equivalents	2,910	27	2,407	—
Weighted average diluted common shares outstanding	19,384	27,688	21,657	27,605

Basic income (loss) per share:
Attributable to common shares	$0.75	$0.03	$0.79	$(4.68)
Attributable to participating shares (1)	$0.75	$0.03	$0.79	$0.08

Diluted income (loss) per share	$0.64	$0.03	$0.71	$(4.68)

(1) On March 9, 2021, the Company repurchased 8,814,980 warrants outstanding from Oaktree and on August 16, 2021, a warrant holder exercised 152,074 warrants, each as more fully discussed in Note 9, Stockholders' Equity. Income (loss) attributable to participating shares and diluted income (loss) per share for the nine months ended September 30, 2021 was calculated utilizing the weighted-average method.

The Company had the following dilutive securities that were not included in the computation of diluted net income (loss) per share as they were considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	45	9,152	26	9,152
Restricted Stock	—	210	—	296
Warrants	—	8,978	—	8,978

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

The following tables present the Company's reportable segment results for the three months ended September 30, 2021 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$87,402	$21,130	$2,748	$—	$111,280
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	58,381	14,954	2,384	—	75,719
Depreciation and amortization	3,306	143	41	1,331	4,821
Corporate expenses	—	—	—	6,410	6,410
Stock-based compensation	75	128	2	672	877
Transaction costs	—	—	—	2	2
Business realignment costs	—	—	7	477	484
Net gain on sale and retirement of assets	—	—	—	(14)	(14)
Operating income (loss)	$25,640	$5,905	$314	$(8,878)	$22,981

The following table presents the Company's reportable segment results for the three months ended September 30, 2020 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$77,109	$18,181	$66	$—	$95,356
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	58,235	12,694	159	—	71,088
Depreciation and amortization	3,856	131	128	1,133	5,248
Corporate expenses	—	—	—	6,764	6,764
Stock-based compensation	37	16	2	375	430
Transaction costs	—	—	—	384	384
Business realignment cost	—	—	284	188	472
Impairment of long-lived and intangible assets	768	—	575	—	1,343
Net loss on sale and retirement of assets	—	—	—	92	92
Operating income (loss)	$14,213	$5,340	$(1,082)	$(8,936)	$9,535

The following tables present the Company's reportable segment results for the nine months ended September 30, 2021 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$243,083	$60,347	$3,949	$—	$307,379
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	166,551	42,144	3,142	—	211,837
Depreciation and amortization	10,170	840	127	3,409	14,546
Corporate expenses	—	—	—	15,996	15,996
Stock-based compensation	297	411	11	2,114	2,833
Transaction costs	—	—	—	5,107	5,107
Business realignment costs	—	—	25	715	740
Impairment of long-lived and intangible assets	—	—	—	95	95
Net loss on sale and retirement of assets	—	—	—	613	613
Operating income (loss)	$66,065	$16,952	$644	$(28,049)	$55,612

The following tables present the Company's reportable segment results for the nine months ended September 30, 2020 (in thousands):

	Advertising	Townsquare Interactive	Live Events	Corporate and Other Reconciling Items	Total
Net revenue	$208,780	$51,595	$2,469	$—	$262,844
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	168,527	36,414	2,105	—	207,046
Depreciation and amortization	10,740	398	393	3,762	15,293
Corporate expenses	—	—	—	20,724	20,724
Stock-based compensation	116	63	7	1,425	1,611
Transaction costs	—	—	—	2,624	2,624
Business realignment costs	—	—	284	2,355	2,639
Impairment of long-lived and intangible assets	108,483	—	575	—	109,058
Net loss on sale and retirement of assets	—	—	—	80	80
Operating (loss) income	$(79,086)	$14,720	$(895)	$(30,970)	$(96,231)

Note 12. Related Party Transactions

The Company has a strategic partnership and services agreement with a company affiliated with the Chairman of Townsquare’s Board of Directors. Under the agreement, the Company provides certain professional and administrative services including, IT, accounting and human resources support, business development, and engineering and consulting services. Prior to April 2021, the Company received a monthly service fee of $5,000 and reimbursement of any direct expenses, as applicable, however, effective April 1, 2021, the agreement was terminated. During the three months ended September 30, 2020, the Company recorded total fees in the aggregate of approximately $0.01 million related to services provided under the terms of the agreement. For the nine months ended September 30, 2021 and 2020, the Company recorded total fees in the aggregate of approximately $0.02 million and $0.1 million, respectively related to services provided under the terms of the agreement.

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

Format of Presentation

Townsquare is a community-focused digital media, digital marketing solutions and radio company focused outside the Top 50 markets in the U.S. Our assets, as of September 30, 2021, include a digital marketing subscription business (Townsquare Interactive) providing websites, search engine optimization, social platforms and online reputation management for approximately 25,950 small to medium sized businesses, a proprietary digital programmatic advertising technology with an in-house demand and data management platform (Townsquare Ignite), a portfolio of 322 local terrestrial radio stations in 67 U.S. markets with more than 330 corresponding local news and entertainment websites and apps, along with a network of national music brands and websites. Many of our radio stations are considered market leaders and we also participate in the digital, mobile, video and social media arena. In addition, we create, promote and produce a diverse range of live events, including, concerts, expositions and other experiential events within and beyond our radio markets.

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

Live Events

Our primary source of Live Events net revenue is ticket sales. Our Live Events also generate substantial net revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Live Event ticket pricing is based on consumer demand for each event and the geographic location and target audience demographic of each event. Unforeseen events such as inclement weather conditions can have an adverse impact on our net revenue. In certain cases, we mitigate this risk with insurance policies, which cover a portion of lost revenue as a result of unforeseen events including inclement weather. Legislative and regulatory responses to the COVID-19 pandemic required us to cancel nearly all live events beginning in March 2020. We resumed certain live events during the second quarter of 2021, however there continues to be uncertainty surrounding the scheduling of live events in light of the COVID-19 pandemic.

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

As local public health conditions have improved, we experienced recoveries in advertising revenue, following the sequential improvements we observed during each of the third and the fourth quarters of 2020. However, revenue continues to remain below the levels we experienced during the same period in 2019, with the exception of our Townsquare Interactive segment. Net revenue for the Townsquare Interactive segment has increased $15.0 million, or 33%, as compared to the first nine months of 2019 due to continued net subscriber growth throughout the COVID-19 pandemic. While we resumed certain live events during the second quarter of 2021, there continues to be a level of uncertainty surrounding the scheduling of live events.

During the first nine months of 2021, we continued the precautionary measures that were instituted in 2020 to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan, the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and controlling non-essential capital expenditures. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our 2020 first quarter dividend of $2.1 million, paid on May 15, 2020.

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

In connection with the closing under the stock repurchase agreement, on March 8, 2021, the Company and Oaktree entered into a settlement agreement (the “Settlement Agreement”), pursuant to which, among other things, the Company agreed to pay $4.5 million to Oaktree as follows: (i) $1.5 million on April 1, 2021; (ii) $1.0 million on July 1, 2021; (iii) $1.0 million on October 1, 2021; and (iv) $1.0 million on November 10, 2021. The Settlement Agreement also includes customary mutual releases from claims, demands, and damages related to the stock repurchase agreement. All amounts due under the terms of the Settlement Agreement were paid as of September 30, 2021.

Refer to Note 9, Stockholders' Equity, in the accompanying Notes to Consolidated Financial Statements for additional information related to the stock repurchase.

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended September 30, 2021 as compared to the same period in 2020 are summarized below:

•Net revenue increased $15.9 million, or 16.7%, primarily driven by a $10.3 million increase in our Advertising net revenue as a result of increases in the purchase of new advertising by our clients, an increase of $2.9 million in our Townsquare Interactive net revenue as a result of additional subscribers, and an increase of $2.7 million in our Live Events net revenue as we resumed certain live events.

•Excluding revenue related to political advertising of $0.6 million and $4.5 million, and Live Events net revenue of $2.7 million and $0.1 million for each of the three months ended September 30, 2021 and 2020, respectively, net revenue increased $17.1 million or 18.8% to $108.0 million.

•Excluding revenue related to political advertising of $0.6 million and $4.5 million for the three months ended September 30, 2021 and 2020, respectively, net revenue increased $19.8 million, or 21.8% to $110.7 million and Advertising net revenue increased $14.2 million, or 19.5%, to $86.8 million.

•Operating income increased $13.4 million, or 141.0%, for the three months ended September 30, 2021. Operating income increased due to an increase in net revenue of $15.9 million, partially offset by a $4.6 million increase in direct operating expenses. Our Advertising segment reported operating income of $25.6 million which represents an increase of $11.4 million as compared to operating income of $14.2 million for the three months ended September 30, 2020, primarily due to a $10.3 million increase in net revenue. Townsquare Interactive’s operating income for the three months ended September 30, 2021 was $5.9 million, an increase of $0.6 million from the same period in 2020, primarily due to growth in net subscribers. Our Live Events segment reported operating income of $0.3 million, as compared to an operating loss of $1.1 million for the three months ended September 30, 2020, an increase of $1.4 million as we resumed live events.

Certain key financial developments in our business for the nine months ended September 30, 2021, as compared to the same period in 2020 are summarized below:

•Net revenue for the nine months ended September 30, 2021 as compared to the same period in 2020, increased $44.5 million, or 16.9%, primarily driven by an increase of $34.3 million in our Advertising net revenue as a result of an increase in the purchase of new advertising by our clients, an increase of $8.8 million in our Townsquare Interactive net revenue due to additional net subscribers, and a $1.5 million increase in our Live Events net revenue as a result of more live events held during the nine months ended September 30, 2021 than the prior year period.

•Excluding revenue related to political advertising of $1.8 million and $6.7 million and Live Events net revenue of $3.9 million and $2.5 million for each of the nine months ended September 30, 2021 and 2020, respectively, net revenue increased $47.9 million, or 18.9%, to $301.7 million.

•Excluding revenue related to political advertising of $1.8 million and $6.7 million for the nine months ended September 30, 2021 and 2020, respectively, net revenue increased $49.4 million, or 19.3% to $305.6 million and Advertising net revenue increased $39.2 million, or 19.4%, to $241.3 million.

•Operating income increased $151.8 million as compared to an operating loss of $96.2 million for the nine months ended September 30, 2020 to operating income of $55.6 million for the nine months ended September 30, 2021. Operating income increased for the nine months ended September 30, 2021 due to an increase of $44.5 million in net revenue as discussed above; a decrease of $109.0 million of total impairment charges; and a decrease of $4.7 million of corporate expenses, primarily due to lower professional fees. Our Advertising segment reported operating income of $66.1 million which represents an increase of $145.2 million from the nine months ended September 30, 2020 due to a $34.3 million increase in net revenue as discussed above; impairment charges of $108.5 million in 2020 that did not repeat in 2021; and a decrease in direct operating expenses of $2.0 million. Townsquare Interactive’s operating income for the nine months ended September 30, 2021 was $17.0 million, an increase of $2.2 million from the same period in 2020 due to net subscriber growth. Our Live Events segment reported operating income of $0.6 million, an increase of $1.5 million from the nine months ended September 30, 2020 due to more live event activity.

•Cash and cash equivalents decreased $51.9 million from $83.2 million as of December 31, 2020 to $31.3 million as of September 30, 2021. Excluding the $80.4 million in cash consideration paid for the repurchase of the Oaktree securities, cash and cash equivalents increased $28.5 million at September 30, 2021, as compared to December 31, 2020.

Consolidated Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended September 30,
Statement of Operations Data:	2021	2020	$ Change	% Change
Net revenue	$111,280	$95,356	$15,924	16.7%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	75,719	71,088	4,631	6.5%
Depreciation and amortization	4,821	5,248	(427)	(8.1)%
Corporate expenses	6,410	6,764	(354)	(5.2)%
Stock-based compensation	877	430	447	104.0%
Transaction costs	2	384	(382)	(99.5)%
Business realignment costs	484	472	12	2.5%
Impairment of long-lived and intangible assets	—	1,343	(1,343)	(100.0)%
Net (gain) loss on sale and retirement of assets	(14)	92	(106)	**
Total operating costs and expenses	88,299	85,821	2,478	2.9%
Operating income	22,981	9,535	13,446	141.0%
Other expense (income):
Interest expense, net	9,816	7,692	2,124	27.6%
Other (income) expense, net	(3,078)	81	(3,159)	**
Income from operations before tax	16,243	1,762	14,481	**
Income tax provision	3,349	451	2,898	**
Net income	$12,894	$1,311	$11,583	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended September 30,				Three Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Advertising	$87,402	$77,109	$10,293	13.3%	$58,381	$58,235	$146	0.3%
Townsquare Interactive	21,130	18,181	2,949	16.2%	14,954	12,694	2,260	17.8%
Live Events	2,748	66	2,682	**	2,384	159	2,225	**
Total	$111,280	$95,356	$15,924	16.7%	$75,719	$71,088	$4,631	6.5%

Net Revenue

Net revenue for the three months ended September 30, 2021 increased $15.9 million, or 16.7%, as compared to the same period in 2020. Our Advertising net revenue for the three months ended September 30, 2021 increased $10.3 million, or 13.3%, as compared to the same period in 2020, as a result of increases in the purchase of new advertising by our clients, partially offset by lower political advertising revenues. Our Townsquare Interactive net revenue for the three months ended September 30, 2021 increased $2.9 million or 16.2%, as compared to the same period in 2020 primarily due to the addition of net subscribers, including approximately 1,000 additional net subscribers during the third quarter of 2021. Our Live Events net revenue increased $2.7 million in the three months ended September 30, 2021, as compared to the same period in 2020 as we resumed operating certain live events in 2021.

Direct Operating Expenses

Direct operating expenses for the three months ended September 30, 2021 increased by $4.6 million, or 6.5%, as compared to the same period in 2020. Our Advertising direct operating expenses for the three months ended September 30, 2021 increased $0.1 million, or 0.3%, essentially flat. Our Townsquare Interactive direct operating expenses for the three months ended September 30, 2021 increased $2.3 million, or 17.8%, as compared to the same period in 2020. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth. Our Live Events direct operating expenses for the three months ended September 30, 2021 increased $2.2 million as compared to the same period in 2020. The increase was primarily driven by resuming live events during the period.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2021 decreased $0.4 million, or 8.1%, as compared to the same period in 2020, due to lower amortization of leasehold improvements.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended September 30, 2021 decreased $0.4 million, or 5.2%, as compared to the same period in 2020 primarily due to lower professional fees.

Stock-based Compensation

Stock-based compensation expense for the three months ended September 30, 2021 increased $0.4 million, or 104.0%, primarily due to options granted in December of 2020.

Transaction Costs

Transaction costs for the three months ended September 30, 2021 decreased $0.4 million as compared to the same period in 2020 due to fees incurred in 2020 related to the acquisition of a radio station which closed in early October 2020.

Impairment of Long-Lived and Intangible Assets

The Company did not record any impairment charges related to our intangible and long-lived assets during the three months ended September 30, 2021. During the three months ended September 30, 2020, the Company recorded $1.3 million of impairment charges related to operating lease right-of-use assets in our Princeton, NJ market due to the consolidation of office space as well as the disposal of certain long-lived assets utilized in the Live Events business.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended September 30,
	2021	2020

2026 Notes	$9,348	$—
2023 Notes	—	4,443
Term Loans	8	2,877
Capital leases and other	5	5
Deferred financing costs and discounts	455	414
Interest income	—	(47)
Interest expense, net	$9,816	$7,692

Other Income, net

Other income, net includes unrealized gains related to measuring the fair value of one of the Company's investees that completed its registration with the SEC of shares of its common stock. Based on the market price of the investee's common stock as of September 30, 2021, the fair value of the Company's investment in the common stock of the investee was approximately $6.1 million, as compared to it previous carrying value of $3.2 million, resulting in an unrealized gain of $2.9 million, as of September 30, 2021. Additionally, the Company also received a $0.2 million cash payment during the three months ended September 30, 2021, in connection with the completion of the transactions related to the investee's registration of its common stock. See Note 6, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Provision for income taxes

We recognized an income tax provision of $3.3 million for the three months ended September 30, 2021, as compared to $0.5 million for the same period in 2020. Our effective tax rate for the three months ended September 30, 2021 and 2020 was approximately 20.6% and 25.6%, respectively. The decrease in the effective tax rate is primarily driven by discrete items for the period, including changes in the valuation allowance due to the utilization of capital loss carryforwards and stock options exercised and forfeited.

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

Consolidated Results of Operations

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Nine Months Ended September 30,
Statement of Operations Data:	2021	2020	$ Change	% Change
Net revenue	$307,379	$262,844	$44,535	16.9%

Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	211,837	207,046	4,791	2.3%
Depreciation and amortization	14,546	15,293	(747)	(4.9)%
Corporate expenses	15,996	20,724	(4,728)	(22.8)%
Stock-based compensation	2,833	1,611	1,222	75.9%
Transaction costs	5,107	2,624	2,483	94.6%
Business realignment costs	740	2,639	(1,899)	(72.0)%
Impairment of long-lived and intangible assets	95	109,058	(108,963)	**
Net loss on sale and retirement of assets	613	80	533	**
Total operating costs and expenses	251,767	359,075	(107,308)	(29.9)%
Operating income (loss)	55,612	(96,231)	151,843	**
Other expense (income):
Interest expense, net	29,780	23,713	6,067	25.6%
Loss (gain) on extinguishment and modification of debt	5,997	(1,159)	7,156	**
Other income, net	(3,455)	(653)	(2,802)	429.1%
Income (loss) from continuing operations before income taxes	23,290	(118,132)	141,422	**
Income tax provision (benefit)	6,431	(33,044)	39,475	**
Net income (loss)	$16,859	$(85,088)	$101,947	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the nine months ended September 30, 2021 and 2020 (in thousands):

	Net Revenue				Direct Operating Expenses
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Advertising	$243,083	$208,780	$34,303	16.4%	$166,551	$168,527	$(1,976)	(1.2)%
Townsquare Interactive	60,347	51,595	8,752	17.0%	42,144	36,414	5,730	15.7%
Live Events	3,949	2,469	1,480	59.9%	3,142	2,105	1,037	49.3%
Total	$307,379	$262,844	$44,535	16.9%	$211,837	$207,046	$4,791	2.3%

Net Revenue

Net revenue for the nine months ended September 30, 2021, increased $44.5 million, or 16.9%, as compared to the same period in 2020. Our Advertising net revenue for the nine months ended September 30, 2021, increased $34.3 million, or 16.4%, as compared to the same period in 2020 as a result of increases in the purchase of new advertising by our clients, partially offset by lower political advertising revenues. Our Townsquare Interactive net revenue for the nine months ended September 30, 2021, increased $8.8 million, or 17.0%, as compared to the same period in 2020 primarily due to incremental net subscribers, including approximately 3,200 net subscribers added during the nine months ended September 30, 2021. Our Live Events segment revenue increased $1.5 million, or 59.9%, in the nine months ended September 30, 2021, as compared to the same period in 2020 driven by an increase in certain live events held during the period.

Direct Operating Expenses

Direct operating expenses for the nine months ended September 30, 2021, increased by $4.8 million, or 2.3%, as compared to the same period in 2020. Our Townsquare Interactive direct operating expenses for the nine months ended September 30, 2021, increased $5.7 million, or 15.7%, as compared to the same period in 2020. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth. Our Advertising direct operating expenses for the nine months ended September 30, 2021, decreased $2.0 million, or 1.2%, as compared to the same period in 2020. This decrease was primarily driven by lower music license fees and lower provisions for bad debt. Our Live Events direct operating expenses for the nine months ended September 30, 2021, increased $1.0 million, or 49.3%, as compared to the same period in 2020. This increase was primarily driven by an increase in certain live events activity held during the period, as compared to the same period a year ago where events were cancelled beginning in March 2020, as a result of the COVID-19 pandemic.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2021, decreased $0.7 million, or 4.9%, as compared to the same period in 2020 due to decreases in the amortization of software development costs due to the timing of new projects launched as compared to the same period a year ago, the disposal of certain long-lived assets previously utilized in the Live Events business in the third quarter of 2020, and lower amortization of leasehold improvements.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the nine months ended September 30, 2021, decreased $4.7 million, or 22.8%, as compared to the same period in 2020, primarily due to lower compensation costs and professional fees.

Stock-based Compensation

Stock-based compensation expense for the nine months ended September 30, 2021, increased $1.2 million, or 75.9%, as compared to the same period in 2020 primarily due to options granted in December of 2020.

Transaction Costs

Transaction costs for the nine months ended September 30, 2021, increased $2.5 million as compared to the same period in 2020 primarily due to $4.5 million due under the terms of the Settlement Agreement, partially offset by fees incurred in 2020 to amend the Company's Term Loans.

Business Realignment Costs

Business realignment costs for the nine months ended September 30, 2021, decreased $1.9 million or 72.0% as compared to the same period in 2020, primarily as a result of employee-related costs incurred during the nine months ended September 30, 2020 as a result of headcount reductions in response to the COVID-19 pandemic that did not recur in 2021.

Impairment of Long-Lived and Intangible Assets

The Company did not record any material impairment charges related to our intangible and long-lived assets during the nine months ended September 30, 2021, as compared to total impairment charges of $109.1 million for the nine months ended September 30, 2020, primarily as a result of FCC license impairment charges of $28.7 million and $78.4 million that were recognized during the three months ended June 30, 2020 and March 31, 2020, respectively. The $28.7 million impairment charge recorded during the three months ended June 30, 2020 related to FCC licenses in 35 of our 67 local markets, and was primarily driven by changes in the market data utilized in determining the discount rate applied in the valuation of our FCC licenses which drove an increase in the weighted average cost of capital. The changes in data were driven by an increase in market volatility and industry bond yields, a direct result of the impact of the COVID-19 pandemic on market and economic conditions. During the three months ended March 31, 2020, the Company recorded $78.4 million of FCC license impairment charges in 46 of our 67 local markets due to declines in the purchase of advertising by our clients, primarily as a result of the COVID-19 pandemic.

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

The Company also recorded total impairment charges of $2.0 million related to long-lived assets in certain markets, including the disposal of certain long-lived assets previously utilized in the Live Events business during the nine months ended September 30, 2020.

Net Loss on Sale of Assets

During the nine months ended September 30, 2021, the Company recognized a $0.6 million loss on the sale of a portion of land in Portsmouth, NH.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020

2026 Notes	$27,834	$—
2023 Notes	642	13,449
Term Loans	161	9,178
Revolver	—	351
Capital leases and other	33	14
Deferred financing costs and discounts	1,129	1,252
Interest income	(19)	(531)
Interest expense, net	$29,780	$23,713

Loss / gain on Extinguishment and Modification of Debt

During the nine months ended September 30, 2021, the Company recognized a $4.9 million and a $1.1 million loss on the early extinguishment and modification of debt, respectively. The $4.9 million loss on the early extinguishment of debt is comprised of a $3.1 million portion of the 2023 Notes prepayment premium and the write-off of $1.8 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the senior secured credit facility and the 2023 Notes. The $1.1 million loss on the modification of debt was primarily related to a portion of fees and expenses related to the issuance of the 2026 Notes.

On May 19, 2020, the Company voluntarily repurchased $4.7 million of its 2023 Notes at a market price below par, plus accrued interest, which were then canceled, recognizing a net gain of $1.2 million during the nine months ended September 30, 2020.

Other Income, net

Other income, net includes unrealized gains related to measuring the fair value of one of the Company's investees that completed its registration with the SEC of shares of its common stock. Based on the market price of the investee's common stock as of September 30, 2021, the fair value of the Company's investment in the common stock of the investee was approximately $6.1 million, as compared to it previous carrying value of $3.2 million, resulting in an unrealized gain of $2.9 million, as of September 30, 2021. Additionally, the Company also received an $0.2 million cash payment during the three months ended September 30, 2021, in connection with the completion of the transactions related to the investee's registration of its common stock. See Note 6, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Provision (benefit) for income taxes

We recognized an income tax provision of $6.4 million for the nine months ended September 30, 2021, as compared to an income tax benefit of $33.0 million for the same period in 2020. Our effective tax rate for the period was approximately 27.6% for the nine months ended September 30, 2021 as compared to 28.0% for the nine months ended September 30, 2020.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$31,289	$79,112
Restricted cash	494	494

Cash provided by operating activities	38,164	23,448
Cash used in investing activities	(6,085)	(10,129)
Cash used in financing activities	(84,019)	(18,874)
Net decrease in cash and cash equivalents and restricted cash	$(51,940)	$(5,555)

We fund our working capital requirements through a combination of cash flows from our operating, investing and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing and financing activities, will enable us to meet our working capital, capital expenditures, debt service and other funding requirements for at least one year from the date of this report. These historical sources of funds have been and could continue to be impacted by the COVID-19 pandemic. Future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, some of which are beyond our control. In particular during the period of uncertainty related to the COVID-19 pandemic, we have focused on and will continue to monitor our liquidity as described further under “COVID-19 Response” below. As of September 30, 2021, we had $540.9 million of outstanding indebtedness, net of deferred financing costs of $9.1 million. Based on the terms of our 2026 Notes, as of September 30, 2021, we expect our debt service requirements to be approximately $37.8 million over the next twelve months. In addition, as of September 30, 2021 we had $31.3 million of cash and cash equivalents, and $57.9 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million at September 30, 2021 and December 31, 2020, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

During the nine months ended September 30, 2021, the Company repurchased all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants to purchase Class A common stock for an aggregate purchase price of $80.4 million, or $6.40 per security, and incurred fees related to the repurchase of the securities in the amount of $1.6 million.

In connection with the closing under the stock repurchase agreement, on March 8, 2021, the Company and Oaktree entered into the Settlement Agreement, pursuant to which, among other things, the Company agreed to pay $4.5 million to Oaktree as follows: (i) $1.5 million on April 1, 2021; (ii) $1.0 million on July 1, 2021; (iii) $1.0 million on October 1, 2021; and (iv) $1.0 million on November 10, 2021. The $4.5 million due under the terms of the Settlement Agreement is reflected as a component of transaction costs for the nine months ended September 30, 2021. All amounts due under the terms of the Settlement Agreement were paid as of September 30, 2021.

Our anticipated uses of cash in the near term include working capital needs, interest payments, other obligations, and capital expenditures. The Company believes that the cash generated by its operations should be sufficient to meet its liquidity needs for at least the next 12 months. However, our ability to fund our working capital needs, debt payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

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

Operating Activities

Net cash provided by operating activities was $38.2 million for the nine months ended September 30, 2021, as compared to $23.4 million for the same period in 2020. This increase was primarily related to: net income in 2021 of $16.9 million, as compared to a net loss of $85.1 million in 2020; partially offset by changes in working capital due to changes in accounts receivable in 2021, as compared to 2020 as a result of the COVID-19 pandemic and the impact on advertising revenue in the prior period; increases in payments for accrued expenses primarily due to the timing of payments and lower accrued interest due to the timing of the August 1 interest payment on the 2026 Notes.

Investing Activities

Net cash used in investing activities was $6.1 million for the nine months ended September 30, 2021 as compared to $10.1 million for the same period in 2020. The decrease in net cash used in investing activities was primarily due to decreases in the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $84.0 million for the nine months ended September 30, 2021, as compared to $18.9 million for the same period in 2020. Net cash used in financing activities during 2021 was due to: the repayment of $557.4 million of principal amount of the 2023 Notes and Term Loans, including total accrued interest of $7.2 million and a $4.4 million prepayment premium; cash consideration for the Company's repurchase of the outstanding shares and warrants of Oaktree in the amount of $80.4 million; offset by the issuance of $550.0 million of the 2026 Notes, net of fees and expenses and proceeds from stock option exercises. Net cash used by financing activities during the nine months ended September 30, 2020 included the required $9.9 million 2019 excess free cash flow payment on our Term Loan and the May 2020 voluntary repurchase of $4.7 million of our 2023 Notes for $3.6 million.

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of September 30, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the quarter ended September 30, 2021. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to the material weaknesses in internal control over financial reporting summarized below and disclosed in our 2020 Annual Report on Form 10-K.

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

Remediation Plans

Management is actively engaged in the implementation of remediation plans to address the controls contributing to the material weaknesses. Our remediation actions are outlined in our 2020 Annual Report on Form 10-K. We believe those measures will remediate the control deficiencies, but management continues to assess the need for any additional steps to remediate the underlying causes that give rise to the material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There is no assurance that additional remediation steps will not be necessary. Accordingly, the material weaknesses in our internal control over financial reporting had not been fully remediated as of September 30, 2021.

Notwithstanding the identified material weaknesses, management believes the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our results of operations and cash flows for the three and nine months ended September 30, 2021 and our financial condition as of such date, in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

Except in connection with our remediation plans, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and nine months ended September 30, 2021. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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
Date: November 5, 2021
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer