Form 10-K
period 2021-12-31
Townsquare Media, Inc.
filed 2022-03-16
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $189,842,362 based upon the closing price on the New York Stock Exchange on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter. For this computation, the registrant has excluded the market value of all shares of its common stock held by directors and officers of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of March 7, 2022, the registrant had 17,056,675 outstanding shares of common stock consisting of: (i) 12,780,038 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 3,461,341 shares of Class C common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”), to be filed with the Securities and Exchange Commission are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

TOWNSQUARE MEDIA, INC.

i

MARKET, RANKING AND OTHER INDUSTRY DATA

In this Annual Report on Form 10-K (“Annual Report”) of Townsquare Media, Inc. (together with its consolidated subsidiaries, except as the context may otherwise require, “we,” “us,” “our,” “Company,” or “Townsquare”) we rely on and refer to information and statistics regarding our industry, the size of certain markets and our position within the sectors in which we compete. Some of the market and industry data contained in this Annual Report is based on independent industry publications or other publicly available information. Other information is based on our good faith estimates, which are derived from our review of internal surveys, as well as independent sources listed in this Annual Report. Our management’s knowledge and experience in the markets in which we operate, and information obtained from our customers, suppliers and other contacts in the markets in which we operate are additional sources of information included in this Annual Report. Although we believe that this information is reliable as of its respective dates, it involves uncertainties and is subject to change, including as a result of the factors discussed under “Forward-Looking Statements” and “Risk Factors” in this Annual Report.

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
•our dependence on key personnel;
•our capital expenditure requirements;
•our ability to identify, consummate, and integrate any future acquisitions;
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

PART I
ITEM 1. BUSINESS

Description of Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social media and online reputation management as well as other monthly digital services for approximately 26,800 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 330 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 321 local terrestrial radio stations in 67 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

We believe that our diversified product offering substantially differentiates us from our competition. This diversification allows us to provide superior solutions to our advertisers and engaging experiences for our audience, underpins our growth strategy and, we believe, helps to mitigate the risks associated with advertising revenue dependency.

In our markets, we are among the largest providers of original local content available to consumers. The quality and availability of our original local content distinguishes our brands from other local offerings, attracting large and loyal audiences. Several of our competitors, particularly in print media, have reduced the amount of original local content they produce or created pay-walls that restrict access to their content. According to research conducted by UNC School of Media and Journalism, approximately 2,000 newspapers have closed in the United States since 2004. We believe these trends will continue and further amplify the attractiveness of our offerings as we fill this expanding void in our communities, both online and on-air. We believe that our focus on providing original local news, entertainment, music and lifestyle media experiences to our audience is a key driver of our powerful reach and engagement metrics. In 2021, we set new company records reaching more than 60 million unique visitors per month, on average, across our digital platform, 11 million listeners on a weekly basis across our radio platform, and 40 million social media followers across our local and national media brands. We believe the investment in our original content strategy has contributed to a larger and more engaged online audience that is spending more time-consuming content on our websites and mobile apps, and a stable radio audience, in terms of both number of listeners and, importantly, time spent listening.

The local media industry is an important medium for advertisers to reach local consumers and for consumers to engage with relevant local content and events. According to S&P Global Market Intelligence, local advertising spending across all U.S. major media categories was forecasted to be $98.0 billion in 2021. Since 2016, U.S. local advertising has increased at a 4.6% compound annual growth rate and is projected to grow at a 6.6% compound annual growth rate through 2025.

Our Transformation

Townsquare was founded in 2010 with 60 radio stations in 13 markets with a vision of becoming the number one local media company in each of our markets. Through a series of acquisitions, we built our radio platform to 321 radio stations across 67 local markets. Since 2010, we have leveraged our radio platform to penetrate these local markets and organically build a full and comprehensive suite of digital advertising and marketing solutions that meet our customers’ needs to grow their business. Our significant radio reach and audience engagement provided a powerful foundation from which we were able to build and grow our digital solutions, including websites, mobile applications, a social media presence, online radio streams, subscription digital marketing solutions, and a robust programmatic owned and operated digital advertising platform. We believe that the increased interaction and engagement with consumers across our digital products and platforms in turn reinforces consumer loyalty and affinity toward our local radio brands.

Radio is a component of our business. However, according to S&P Global Market Intelligence, radio advertising was less than approximately 6% of all advertising dollars spent in the United States in 2021, while digital advertising solutions contributed over 60%. According to S&P Global Market Intelligence, it is estimated that digital advertising will grow to represent nearly 75% of all advertising spend in 2025. Therefore, while radio will continue to be a component of our local offering, we do not expect it to be our primary growth driver. Our growth engine is and will be digital, and we now consider ourselves a “Digital First” company.

Digital First. Internally and externally, we position ourselves as a digital company that also owns powerful local radio assets. Therefore, when any of our local sales account executives engage with local advertisers to help them grow their business, they are able to educate them on how important it is to have a strong digital presence and online storefront, and how Townsquare has the preeminent tools and suite of solutions to accomplish that for them. Digital First means ensuring that our content is as engaging, relevant and local online as it is on-air. In addition, it means that our first priority for internal investment is to fuel the growth in our digital platforms, in terms of additional personnel, incremental product development and physical expansion. Our longstanding local client relationships, combined with our best-in-class digital product suite and skilled salesforce, have enabled us to create meaningful digital businesses and fully embrace a Digital First strategy.

Our Segments

The Company has identified three segments, which are Subscription Digital Marketing Solutions, Digital Advertising, Broadcast Advertising, and the remainder of our business is reported in an Other category. The Subscription Digital Marketing Solutions segment includes our subscription digital marketing solutions business, Townsquare Interactive. The Digital Advertising segment, which we market externally as Townsquare Ignite, includes digital advertising on our owned and operated digital properties and our digital programmatic advertising platform. The Broadcast Advertising segment includes our local, regional and national advertising products and solutions delivered via terrestrial radio broadcast, and other miscellaneous revenue that is associated with our broadcast advertising platform. The Other category includes our owned and operated live events.

Our Digital revenue, comprised of our Subscription Digital Marketing Solutions segment and our Digital Advertising segment, was $198.6 million in 2021 and $167.3 million in 2020. Our organically developed, flexible and customized content management system, digital advertising products and delivery capabilities, mobile applications, digital marketing solutions capabilities, digital programmatic advertising platform, data management and analytics and strategic insights platform, and online video content allow us to deliver world-class products in markets outside the top 50 in the U.S. As such, we believe we offer superior solutions for advertisers and audiences alike as compared to many of our local competitors.

Subscription Digital Marketing Solutions

Our Subscription Digital Marketing Solutions segment encompasses Townsquare Interactive, our subscription digital marketing solutions business. Townsquare Interactive offers digital marketing solutions, on a subscription basis, to small and medium-sized business (“SMBs”) in markets outside the top 50 across the United States, including but importantly not limited to the markets in which we operate radio stations. As of December 31, 2021, Townsquare Interactive had approximately 26,800 subscribers, 58% of which are located outside our local radio footprint, paying on average approximately $300 per month. Our Subscription Digital Marketing Solutions segment generated net revenue of $81.8 million in 2021 and $70.4 million in 2020.

We offer a variety of digital marketing solutions, which enables SMBs to choose the optimal features for their specific business. These solutions primarily include:

•Traditional and mobile-enabled website design, creation, and development as well as hosting services;
•Search engine optimization services;

•Online directory optimization services;
•E-commerce solutions
•Online reputation monitoring;
•Social media management;
•Appointment scheduling services;
•Payment and invoice services;
•Customer management services;
•Email marketing services; and
•Website retargeting.

We believe our Townsquare Interactive offerings represent an attractive value and provide strong return on investment for our SMB clients as compared to the competition, such as self-serve platforms or others that charge a significant upfront fee in addition to hourly customer service rates. Our pricing is transparent and fixed on a monthly basis, providing for unlimited customer service. Some features which differentiates our offerings include:

•Unlimited changes and edits to website before and after launch;
•Responsive web design that works on every screen size (desktop and mobile);
•Custom content written for the specific business, industry and location; and
•Optimized keywords to improve rankings in Google and other search results.

We target SMBs outside the top 50 markets in the U.S., outside and within our 67 local media market footprint. As of December 31, 2021, approximately 58% of our total subscriber base was located in markets outside of our local media footprint. Our Charlotte, NC-based inside sales team of approximately 200 sellers target private, independently owned SMBs outside of the top 50 markets, with less than 20 employees and less than $5 million of annual revenue. We believe this customer profile represents the ideal potential customer for our product, and we believe the addressable market for such potential subscribers of Townsquare Interactive is approximately 8.8 million SMBs which translates to a $32 billion Total Addressable Market (“TAM”) value. We also leverage our local sales teams in our 67 markets, who enjoy trusted and long-standing local relationships and heritage brand recognition, to sell Townsquare Interactive solutions within our market footprint.

Digital Advertising

Our Digital Advertising segment, marketed externally as Townsquare Ignite, is a combination of our owned and operated digital properties, our proprietary digital programmatic advertising platform, and an in-house demand and data management platform collecting valuable first party data. We generated Digital Advertising revenue of $116.8 million in 2021 and $97.0 million in 2020.

•Owned and Operated Platform. We connect local, regional and national advertisers to an audience of more than 60 million unique visitors on average per month in 2021, across our portfolio of over 330 local websites (many of which are companion websites to our local radio stations), 10 leading national music and entertainment websites and over 350 mobile apps. Our on-air personalities, or as we refer to them “the original social influencers” are also digital content creators, and create or curate approximately 20,000 pieces of content per month for our websites and apps, making Townsquare one of the largest producers of original local content in the United States. The content management system that powers our content platforms was built in house by our product and technology team. In addition, we have more than 40 million social media followers and our YouTube platform has generated over 3.5 billion lifetime views.

•Digital Programmatic Advertising Platform. We offer precision customer targeting solutions to local, regional and national advertisers through our proprietary digital programmatic advertising platform. Combining first and third-party audience and geographic location data, we are able to hyper-target audiences for our advertisers, enabling them to reach a high percentage of their targeted online audience with the right message at the right time. We deliver these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We have our own organically developed, in-house demand-side buying platform that is integrated with more than 10 digital advertising buying platforms with access to all major advertising exchanges and mobile apps, providing access to more than 250 billion impressions per day. This extensive access places us among the largest of the established in-house media trading desks. Additionally, we provide full-service design and creative services to assist clients in crafting the right marketing message and developing and building assets and creative for their campaign across the desired platform (i.e., display, social, video, or audio).

•Data Analytics and Management Platform. As a publisher, we are able to collect and analyze first-party data from our owned and operated portfolio of websites and apps, leading to detailed insights about consumer behaviors, audience interest and purchase intent. We use this data in our sales process, helping our sales team generate new business and upsell current clients, and to inform our client’s advertising campaigns, providing significant value to our clients.

Broadcast Advertising

Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations to local, regional and national spot advertisers, and national network advertisers. Our Broadcast Advertising segment revenue was $214.9 million in 2021 and $201.5 million in 2020.

We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Our scale allows us to have greater relevance to, and recognition from, our advertising clients while sharing best practices for strategy and operations across our asset portfolio. As of December 31, 2021, we owned and operated 322 radio stations in 67 local markets, importantly all outside the top 50 markets across the United States. Our radio assets are geographically diversified, which helps to mitigate potential regional economic volatility and inclement weather events. By clustering our markets in the Northeast, Upper Midwest, Texas and Mountain West regions we are able to create compelling audience coverage for regional advertisers and benefit from economies of scale. As of March 7, 2022, we own 70 radio stations formatted with Country content, 66 formatted with News/Talk/Sports content and 60 formatted with Rock content, representing approximately 22%, 21%, and 19% of our radio stations, respectively. The majority of our local radio stations airing these formats capture the largest audience, and thus are market leaders, among radio stations airing similar content in their respective markets, as ranked by Nielsen Holdings N.V. (“Nielsen”) or other ratings services. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations helps to insulate our radio stations from the effects of changes in musical tastes of the public.

Despite the growth of alternative media choices, terrestrial radio has experienced negligible audience fragmentation over the past 50 years and remains a significant component of daily media exposure. According to Nielsen, terrestrial radio broadcasts reached approximately 85% of American adults ages 18+ each week as of December 2021, a level that has remained largely consistent since 1970. Given the stability of radio listenership and the population growth in the U.S., more people listen to radio on a weekly basis today than 10, 20 and even 30 years ago. The challenge for the radio industry overall has been time spent listening to radio and, unlike the industry overall, Townsquare’s time spent listening to our radio stations has been stable. We believe that our ability to maintain stable audience and time spent listening levels to our radio stations is driven by our focus on markets outside of the Top 50, where there is less competition and less local content available in our communities, and our investment in our original content strategy, which takes the form of investing in local talent and resources to support our local talent.

Given the stability of radio’s audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our local markets outside the top 50 markets in the U.S.

Other

We report the remainder of our revenue in the Other category, and it includes revenue from our live events. Prior to the COVID-19 pandemic, we owned and operated approximately 200 live events in and around our local markets, including concerts, expositions and other experiential events. Our live events portfolio includes iconic local events such as WYRK’s Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins. Our primary source of live events net revenue is ticket sales. Our live events also generate substantial revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Due to the COVID-19 pandemic we cancelled the majority of scheduled live events in 2020, and operated a significantly reduced schedule in 2021. Our Other category revenue was $4.5 million in 2021 and $2.5 million in 2020. Pre-pandemic, our Other category revenue was $17.1 million.

Overall

In the year ended December 31, 2021, we generated approximately 84% of our net revenue from a broad array of local and regional advertisers in a number of industries, including automotive dealers, banking and mortgage service providers, furniture and home furnishings retailers, food and beverage service providers, healthcare service providers and media and telecommunications service providers. We generate a majority of our advertising revenue by selling directly to local advertisers, as well as to local and regional advertising agencies which affords us the opportunity to better present our products, cross-sell products and more directly influence their advertising and marketing expenditure decisions.

No single customer accounted for more than approximately 1% of revenue in any of the years ended December 31, 2021 and 2020. For the year ended December 31, 2021, no advertising category, market, or state represented more than 20% of revenue. A significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, financial services, health services, entertainment, and retail industries.

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

A portion of our expenses are variable. These variable expenses primarily relate to sales costs, such as commissions and inventory costs, as well as certain programming costs, such as music license fees, and certain costs related to production. Other programming, digital, engineering and general and administrative expenses are primarily fixed costs.

Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2021, we recorded $12.4 million of capital expenditures, which represented 3.0% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.

Our Growth Strategy

The principal features of our growth strategy are:

Digital First - Invest in Our Digital Businesses to Drive Further Growth.

We plan to continue to invest in the personnel supporting our digital growth, including our digital product technology, sales, content, and support teams, specifically in our Townsquare Interactive and Townsquare Ignite businesses. We have continually grown our digital team, including during the COVID-19 pandemic, which has allowed us to grow the number of subscribers and advertising clients we support on our digital platforms. In addition, we intend to open a second, west-coast based location for Townsquare Interactive to further support growth in that subscription business by accessing a new geographic talent pool and better aligning our subscribers with support personnel in a similar time zone. Given our local content contributors on-air and online generate digital content and digital revenue, we also plan to continue to invest in the hiring of local content contributors.

Deepen Relationships with Advertisers to Increase Share of Advertising Spend.

We are committed to growing our local sales force, training our sales personnel and investing in our business to allow us to deepen relationships with our advertisers, including developing new digital products that will allow our content, and our advertisers, to reach a broader audience more frequently and in more locations. Over time, we believe we can capture a greater share of the digital advertising expenditure in our markets across all mediums and across industries, including but not limited to, digital, radio, print, outdoor, direct mail, and broadcast and cable television.

Continue to Develop New Products That Foster Interaction with Our Audience Across Multiple Platforms and Increase Monetization Opportunities.

Our audience reach, our direct relationship with local advertisers in our markets, and our tech capabilities position us to launch and monetize new products and services, further diversifying and growing our digital revenue. We have invested in world-class technology and infrastructure to create best of breed products and services to serve our clients and engage our loyal audience. In the past, we have organically built and introduced a variety of new products, including our subscription digital marketing solutions platform (Townsquare Interactive), various new offerings for Townsquare Interactive, our programmatic digital advertising platform (Townsquare Ignite), as well as mobile applications for individual stations and brands. We have also organically built and introduced a new data and analytics tool and a data management platform that enhance our ability to create and deliver effective targeted broadcast and digital advertising campaigns for our clients. In addition to delivering revenue growth, these products and services frequently appeal to potential customers in our markets who may not access our heritage radio products, thereby leveraging our digital solutions to increase our overall customer base and revenue market share. We intend to continue to develop new products and offerings and to better monetize our audiences.

Focus on Differentiated Live and Local Content.

We generally provide a larger proportion of live and local content on-air and more original local content online relative to other local media companies in our markets. We believe such live, local, and original content is more engaging to our audience and differentiates our offerings in an increasingly crowded media landscape, mitigating the threat of audience attrition. Many competing audio media offerings, including Spotify, Pandora and SiriusXM, do not offer any local content in our markets. We intend to continue providing audiences with this differentiated local content and enjoy the advantages it provides us with our audience and our advertisers.

Continue to Build Our Premium Portfolio of Brands Superserving Our Communities.

Our branding strategy is fundamental to growing our audience and revenue. Across our markets, we have a large portfolio of distinct local and national brands that resonate with and appeal to our audiences. Many of our brands have several decades of heritage in our markets. Consumers associate our brands with high quality, locally-relevant content and entertainment. We intend to continue to invest in marketing and promotions to support our brands and to actively participate in community events to increase our local market presence.

Leverage Scalable Infrastructure and Continue to Improve Operating Efficiencies Across Our Company.

Our various media products and marketing services offerings share common, largely fixed-cost operating infrastructure, resulting in significant economies of scale. We also negotiate vendor contracts with key suppliers on a centralized basis, which further reduces costs. As a result, as we grow our revenue, a significant majority of each incremental dollar of revenue is converted into incremental earnings and cash flow.

Prudently Pursue Attractively-Valued Acquisition Opportunities.

We have a successful track record of sourcing and integrating acquisitions. Since our Company’s founding in 2010, we have expanded our local radio station portfolio from 60 to 321 by completing more than 10 radio transactions. We successfully transformed traditional broadcast radio assets that began with almost 100% of revenue tied to broadcast into Digital First brands that now generate nearly 50% of revenue digitally. In addition to our radio acquisition activity, since 2010 we have executed acquisitions of digital assets, which have further extended our multi-product, cross-platform offering and provided geographic and revenue diversification. The acquired assets included certain assets of AOL Music and XXL. We intend to continue to consider attractively-priced acquisitions of radio stations and digital properties. We target assets that have strong brands, enjoy leading market share positions, generate strong cash flow, and generally possess traits consistent with our existing assets. In addition, acquiring assets allows us to achieve additional economies of scale, share best practices across a broader platform, and further diversify our revenue base across our properties and geographies.

Competition

The local media industry is very competitive. The success of each of our digital and radio properties depends largely upon our ability to attract audiences, to develop competitive products and solutions, and to price our products attractively relative to our local media competitors, as well as our ability to attract and retain sales, digital, content and leadership talent, and the overall demand for advertising within individual markets. We compete directly for audiences and advertising revenue with other radio broadcasters, satellite radio, cable television, broadcast television, print, and digital media operators, streaming music and video service providers and podcasters, amongst others. In addition, we compete for advertising revenue with a broader set of competitors in the advertising industry, including search and social media companies. We attempt to improve our competitive position, maximize our audience and grow our revenue by focusing on high quality, differentiated original local content and by providing innovative and effective advertising integrations for our customers, many of whom we have supported for many years, and managing our sales efforts to attract a larger share of advertising and marketing dollars from each customer.

The market for digital marketing solutions is highly fragmented, dynamic and competitive. Our competitors for Townsquare Interactive include large internet marketing providers, web development and hosting providers, yellow page publishers, newspaper and television companies, as well as other local small and medium-sized business marketing providers. While some of our competitors enjoy greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources, we believe we compete favorably and our products meet and exceed customer requirements and provide a strong return on investment due to our secure, reliable and integrated technology platform, cost-effective customer acquisition strategies, customer service and support, brand awareness and reputation, and overall customer satisfaction.

We mitigate these competitive pressures by focusing on markets outside the top 50 in the United States, where there are fewer and less well-capitalized digital marketing solutions providers and local media competitors. For example, in 43 of our 67 local markets, we do not compete against any of the five largest English language national radio competitors, as measured by number of radio stations owned. Many competing audio media offerings, including Spotify, Pandora and SiriusXM, do not offer local content in our markets or have any local sales personnel. We believe this competitive landscape contributes to our success as we operate strong brands with deep local heritage, allowing our brands to gain a greater share of the local audience, and greater share of advertising and digital marketing expenditures in our markets than what is generally achieved by local media companies operating in larger markets. In addition, the small and mid-sized markets we operate in are generally supported by stable, locally significant institutions such as universities, military bases, state capitals, regional medical centers and retail hubs. We believe these stabilizing institutions further reduce the volatility of advertising spending in our markets.

Another significant mitigant to the competitive pressures we face in our markets is our talented local leadership who have strong local roots, connection to our communities and multi-platform sales and content skills. We have built a team of in-house recruiters that is crucial to our ability to identify and recruit highly skilled employees to our Company. In addition, we invest a significant amount of resources in training our employees so that they are fully equipped to execute our Digital First strategy and grow market share.

Seasonality

Our revenue varies throughout the year. Typically, we expect that our first calendar quarter will produce the lowest net revenue for the year, as advertising expenditures generally decline following the winter holidays. However, due to the COVID-19 pandemic, the seasonality of our net revenue was materially impacted and our second quarter produced our lowest net revenue for 2020. During even-numbered years, net revenue generally includes increased advertising expenditures by political candidates, political parties and special interest groups. Political spending is typically highest during the fourth quarter. Our operating results in any period may be affected by the incurrence of advertising and promotion expenses that typically do not have an effect on net revenue generation until future periods, if at all.

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

As local public health conditions improved, we experienced recoveries throughout 2021 in advertising revenue, following the sequential improvements we observed during each of the third and the fourth quarters of 2020. Throughout 2021, we continued the precautionary measures that were instituted in 2020 to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan, the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and controlling non-essential capital expenditures. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our 2020 first quarter dividend of $2.1 million, paid on May 15, 2020. Effective January 1, 2022, we reinstated our match on employee contributions to the Company’s defined contribution plan at twenty-five cents for each dollar contributed up to the first 4% of eligible compensation (for a total match of 1% of employee contributions).

The full extent of the COVID-19 pandemic impact will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the short-term and long-term economic impacts of the COVID-19 pandemic (including the continued effect on advertising activity, consumer discretionary spending and our employees in the markets in which we operate). Further actions taken to mitigate the impact of the pandemic, and the pace of continued economic and financial market recovery when the COVID-19 pandemic subsides, among others.

Human Capital

Our most important core value is “You Matter.” We are not just a company; we are a team. "You Matter" means that every employee has an impact on our success, and it is our obligation to provide each employee with the tools, resources and leadership required to succeed and achieve our goals. We believe that if we work together to train, develop and reward our employees in ways that acknowledge performance, abilities and contributions, we will all grow together and share our individual and collective success.

Our ability to identify, hire, develop, motivate and retain our talent is critical to the future success and continued growth of our business. As such, we seek to provide a desirable work environment with competitive compensation and benefits packages, and create a collaborative culture that is focused on a team mentality and gives each individual the means to succeed and contribute to the company’s overall success. In addition, we have built a team of in-house recruiters that is crucial to our ability to identify and recruit highly skilled employees to our company.

In addition to competitive compensation packages, we offer a variety of health and insurance benefits, including:

•Employer sponsored health insurance;
•Company provided life insurance;
•Pet insurance;
•Paid sick, holidays and vacation;
•Volunteer time off;
•401(k) plan;
•Employee stock purchase plan (launched January 1, 2022);
•Employee Assistance Program; and
•Employee discount program.

Race, background, age, gender, sexual orientation, religion, physical ability, perspective and life experience are all important elements of each and every one of our team members are. We embrace this diversity because we care about our team members and because these individual perspectives contribute a wealth of knowledge, talent and experience that ultimately benefit the company. We have work to do, but our goal is for everyone in the company to be seen, heard and valued. We will accomplish this through increased awareness and empathy around the challenges faced by one another and by making diversity part of our culture and not just an initiative. To this end, we created a Diversity and Inclusion Council in 2020. Townsquare's mission is to enhance the communities we serve and use our influential voices to improve and support all members of those communities.

Our radio stations and local websites, together with our employees, play a vital role in the communities we serve. During weather and other emergencies, government officials rely on our radio stations to disseminate critical, occasionally life-saving, information. Our radio stations, local websites, and mobile apps also routinely support charity and community events through on-air and digital promotions to bolster fundraising activities and emergency relief efforts.

After the COVID-19 pandemic sent a significant portion of our work force to work from home in early 2020, most of the Company’s local market team members returned to work in the office in the summer of 2020, while most of our Townsquare Interactive employees returned to work in Q1 2022. Due to the nature of Townsquare Interactive products and services, remote operations have not had a material impact on results to date. The health and safety of our team and our communities is of utmost importance, so we have implemented health and safety policies in each of our locations that are in accordance with applicable law. In addition, we continue to encourage flexible work policies to support our employees during the COVID-19 pandemic and the unique challenges that have been presented.

As of December 31, 2021, we employed 2,340 full and part-time employees. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.

We employ individuals in a large variety of roles. On occasion, in order to protect our interests, we enter into employment agreements with certain of our employees, including members of the senior management team, product leaders, local market presidents and selected sales personnel and local media personalities. We do not believe that the loss of any one these individuals, excluding certain key members of our senior management, would have a material adverse effect on our financial condition or results of operations, taken as a whole. Our risks related to losing key members of our senior management are more fully described in the section titled “Risk Factors.”

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

Service Areas

Each class of FM station has the right to broadcast with a certain amount of power from an antenna located at a certain height. The most powerful FM radio stations are Class C FM radio stations, which may operate with the equivalent of up to 100 kilowatts of effective radiated power (“ERP”) at an antenna height of up to 1,968 feet above average terrain. These radio stations typically provide service to large areas that cover one or more counties. There are also Class C0, C1, C2 and C3 FM radio stations which may operate with progressively less power and/or antenna height. Class B FM stations operate with the equivalent of up to 50 kilowatts ERP at an antenna height of up to 492 feet above average terrain. Class B radio stations typically serve large metropolitan areas and their outer suburban areas. There are also Class B1 radio stations that can operate with up to 25 kilowatts ERP at an antenna height of up to 328 feet above average terrain. Class A FM radio stations may operate with the equivalent of up to 6 kilowatts ERP at an antenna height of up to 328 feet above average terrain, and generally serve smaller cities and towns or suburbs of larger cities.

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

The following table sets forth, as of March 7, 2022, the number of our owned and operated radio stations by market, excluding booster stations, FM translators, and all stations operated under Time Brokerage Agreements (“TBAs”).

Market	Stations
Abilene, TX	6
Albany-Schenectady-Troy, NY	5
Amarillo, TX	5
Atlantic City-Cape May, NJ	5
Augusta-Waterville, ME	4
Bangor, ME	5
Battle Creek, MI	2
Billings, MT	5
Binghamton, NY	5
Bismarck, ND	5
Boise, ID	6
Bozeman, MT	6
Buffalo-Niagara Falls, NY	4
Casper, WY	6
Cedar Rapids, IA	3
Cheyenne, WY	3
Danbury, CT	3
Dubuque, IA (NR)	5
Duluth-Superior, MN, WI	5
El Paso, TX	3
Evansville, IN	5
Faribault/Owatonna, MN	4
Flint, MI	5
Ft. Collins-Greeley, CO	4
Grand Junction, CO	5
Grand Rapids, MI	5
Kalamazoo, MI	3
Killeen-Temple, TX	5
Lafayette, LA	6
Lake Charles, LA	6
Lansing-East Lansing, MI	6
Laramie, WY	2
Lawton, OK	3
Lubbock, TX	6
Lufkin-Nacogdoches, TX	5
Missoula, MT (NR)	7
Monmouth-Ocean, NJ	5
New Bedford-Fall River, MA	2
Odessa-Midland, TX	5
Oneonta, NY	11
Owensboro, KY	2
Pittsfield, MA	6

Portland, ME	4
Portsmouth-Dover-Rochester, NH	4
Poughkeepsie, NY	8
Presque Isle, ME	3
Quad Cities, IA-IL	5
Quincy, IL-Hannibal, MO	4
Richland-Kennewick-Pasco, WA	5
Rochester, MN	10
Rockford, IL	4
San Angelo, TX	5
Sedalia, MO	3
Shelby, MT	2
Shreveport, LA	6
Sioux Falls, SD	8
St. Cloud, MN	6
Texarkana, TX-AR	5
Trenton, NJ	4
Tuscaloosa, AL	6
Twin Falls-Sun Valley, ID	4
Tyler-Longview, TX	4
Utica/Rome, NY	5
Victoria, TX	3
Waterloo-Cedar Falls, IA	4
Wichita Falls, TX	4
Yakima, WA	6

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

With respect to a partnership (or limited liability company), only the interest of a general partner (or managing member) is attributable if the entity’s organizational documents include certain terms. With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5.0% or more of the corporation’s voting stock (20.0% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio stations, television stations and daily newspapers owned by the corporation. As discussed below, participation in an LMA or a Joint Sales Agreement (“JSA”) also may result in an attributable interest. See “Local Marketing and Joint Sales Agreements.”

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

In April 2021, the U.S. Supreme Court upheld the FCC’s 2017 decision to eliminate certain media ownership restrictions, including the ban on common ownership of newspapers and radio stations within the same market and the radio/television cross-ownership rule. On June 4, 2021, the FCC’s Media Bureau adopted an Order implementing these rule changes, which became effective June 30, 2021. On June 4, 2021, the FCC’s Media Bureau also issued a Public Notice to refresh the record in its latest proceeding to review the broadcast ownership rules. The Bureau sought comment on a number of matters, including the three structural ownership rules that remain in place following the Supreme Court’s decision – the local radio ownership rule, the local television ownership rule, and the dual network rule – and several diversity proposals. The comment period closed in August 2021, and the proceeding remains open.

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

Local Marketing and Joint Sales Agreements

A number of radio stations, have entered into LMAs (also known as Time Brokerage Agreements) or Joint Sales Agreements (“JSAs”). In a typical LMA, the licensee of a radio station makes available, for a fee, airtime on its radio station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. A typical JSA authorizes one radio station to sell another radio station’s advertising time and retain the revenue from the sale of that airtime. A JSA typically includes a periodic payment to the radio station whose airtime is being sold (which may include a share of the revenue being collected from the sale of airtime). LMAs and JSAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the radio station and, in particular, its personnel, content and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the radio station receiving content from another station or whose time is being sold by another station maintains ultimate responsibility for, and control over, radio station operations and otherwise ensures compliance with the Communications Laws.

A radio station that brokers more than 15.0% of the weekly content hours, or sells more than 15.0% of the weekly advertising time of another radio station in its market, will be considered to have an attributable ownership interest in that radio station for purposes of the FCC’s ownership rules. In that situation, a radio station may not enter into a LMA that allows it to program more than 15.0% of the weekly content hours of another radio station that it could not own under the FCC’s multiple ownership rules. In addition, a station cannot have a JSA with another station in the same market if the FCC’s ownership rules would otherwise prohibit common ownership of the radio stations.

Antitrust and Market Concentration Considerations

Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”), either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the radio stations to be acquired is above $101.0 million, effective February 23, 2022. Our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire additional radio stations in its existing markets or multiple radio stations in new markets and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain radio stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35.0% of local radio advertising revenue, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35.0% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35.0% share of radio advertising revenue in many of our markets.

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

We are also subject to risks and uncertainties related to general economic conditions and our business, some of which are beyond our control, including that:

•Decreased spending by advertisers, as a result of factors such as supply chain disruption, inflation and changes in the economy have had, and may continue to have a material adverse effect on our business.

•Our business, financial condition and results of operations may be adversely affected if we are unable to acquire certain broadcast rights or our broadcast rights contracts are not renewed on sufficiently favorable terms.

•Our results are impacted by political advertising revenue, which can vary from even to odd-numbered years.

•If we are unable to retain our digital audience, our business may be adversely affected.

•To remain competitive, we must respond to changes in technology, services and standards that characterize our industry.

•The failure or destruction of transmitter and other facilities that we depend upon to distribute our content could materially adversely affect our business, financial condition and results of operations.

•We are dependent on key personnel.

•Increases in or new royalties could adversely impact our business, financial condition and results of operations.

•Our substantial indebtedness could have an adverse impact on us.

•We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks, pandemics or natural disasters, as we have experienced with the COVID-19 pandemic.

•Capital requirements necessary to operate our business or consummate acquisitions could pose risks.

We also face risks and uncertainties related to our industry and competition, including that:

•Our future revenue and earnings growth may be significantly impacted by our digital lines of business, which are subject to significant competition and rapidly changing technology.

•We may lose audience ratings, market share and advertising revenue to competing radio stations or other types of media competitors.

•Our success is also dependent upon audience engagement with our content, which is difficult to predict.

Additionally, we are subject to risks related to our acquisitions strategy, such as:

•Due to various market and financial conditions, we may not be able to successfully complete future acquisitions or future dispositions of our radio stations, or achieve the related benefits we anticipate.

We are also subject to risks related to our financial reporting and accounting and the risks posed by potential future asset impairment of our FCC licenses and/or goodwill.

We are also subject to risks and uncertainties related to technology that may also affect our business, including that:

•New technologies could block our digital ads, which could harm our digital advertising business.

•A security breach or a cyber-attack could adversely affect our business.

•Our engagement of third-party service providers increases our exposure to security and data privacy risks.

Our business depends upon licenses issued by and is subject to the rules and regulations of the FCC and other government entities, and our business is subject to risks associated therewith, including that:

•If licenses were not renewed or we were to be out of compliance with FCC regulations and policies, our business could be materially impaired.

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

The U.S. economy and financial markets continue to experience volatility due to the COVID-19 pandemic. Our business, results of operations and financial condition were adversely affected by the COVID-19 pandemic in 2020 and 2021. The COVID-19 pandemic and measures taken to contain it have subjected our business, results of operations, financial condition, stock price and liquidity to a number of material risks and uncertainties, all of which may continue, including, but not limited to:

•advertising revenue makes up the majority of our revenue, and, like other similar businesses that depend on advertising spend, we have experienced, and may continue to experience, a decline in this revenue stream;

•although many COVID-19 related government and regulatory restrictions have been lifted, consumer discretionary spending, customer advertising, and attendance at live events may continue to be challenged due to fear, uncertainty, the development of COVID-19 variants, and the increased challenges for businesses to re-start. Any prolonged reduction in actual revenues and anticipated reduction in projected revenues may require us to evaluate our intangible assets or goodwill for impairment;

•as a result of the COVID-19 pandemic, we have been forced to postpone or cancel a large number of our live events, which has had, and may continue to have, a negative impact on our live events revenue;

•the potential negative impact on the health of our employees, particularly if a significant number are impacted, could affect our ability to ensure business continuity during the period of disruption related to the pandemic and could increase our health benefits expense. The pandemic has forced many of our on-site and management office employees to work remotely for periods of time, which may adversely impact our ability to effectively manage our business and maintain our financial reporting processes and related controls, as well as introduce operational risk, including an increased vulnerability to potential cyber security attacks;

•the financial markets and our stock price have also been adversely impacted by the COVID-19 pandemic, and the negative financial impact of the COVID-19 pandemic could result in difficulty accessing debt or equity capital on attractive terms, or at all, funding business operations, complying with the covenants and obligations under any existing or future debt, including meeting required payments of principal and interest or repaying outstanding debt, as well as negatively affect our credit rating, and could present similar difficulties to our clients as well as challenging their ability to meet their payment obligations to us and our and their ability to comply with our agreements; and

•our operations have been affected by the COVID-19 pandemic. We have taken actions to reduce non-essential capital expenditures and continue to evaluate opportunities for managing our operating expenses and conserving our financial resources. Our future strategies, prospects and plans for growth may also be negatively impacted by the COVID-19 pandemic.

Taken individually, or together in any combination, the above could cause a material adverse effect on our business, financial condition, results of operations, and liquidity, although the extent of the potential effect will depend on future actions and outcomes, which are uncertain and cannot be predicted with confidence, including the development and severity of COVID-19 variants, the short-term and long-term economic impact of the pandemic (including consumer discretionary spending, supply chain disruptions, inflation, labor shortages, and the effect on advertising activity), the actions taken to mitigate the impact of the virus, including the rates and effectiveness of vaccines, and the pace of economic and financial market recovery, among others. Further, many of the Risk Factors described in this report are more likely to occur and be further intensified as a result of the impact of the COVID-19 pandemic.

Risks Related to Economic Conditions and Our Business

Decreased spending by advertisers, as a result of factors such as supply chain disruption, inflation and changes in the economy have had, and may continue to have a material adverse effect on our business.

Because a substantial majority of our net revenue is generated from the sale of local, regional and national advertising on our digital properties and radio stations, and to a lesser extent, at our live events, a downturn in the economy, prolonged supply chain disruptions or labor shortages, a significant increase in inflation rates, or reduction in consumer confidence in the U.S. economy may have a material adverse impact on our business, financial condition and results of operations, as advertisers generally reduce their spending during such periods. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets (including concentrations in and around the Northeast, Upper Midwest, Texas and the Mountain West) could be adversely affected by local or regional economic downturns. A downturn in the U.S. economy could also adversely affect our advertising revenue and our results of operations.

Decisions by advertisers to delay or reduce their advertising spend on our platforms could also slow our revenue growth or reduce our revenues. For instance, beginning in approximately April 2021, decisions by advertisers to decrease or delay advertising spend due to supply chain disruptions had an adverse impact on our revenue and revenue growth. While many advertisers have increased spending on advertising in 2021 as compared to 2020, certain industries such as the automotive industry, are still experiencing supply chain disruption and as circumstances change, we may continue to see reduced advertising levels and postponed or cancelled campaigns.

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

Our results are impacted by political advertising revenue, which can vary from even to odd-numbered years.

Approximately 0.8% and 4.3% of our net revenue for the years ended December 31, 2021 and 2020, respectively, consisted of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years and especially the years in which the U.S. President is elected, has the potential to create fluctuations in our operating results on a year-to-year basis. For example, during 2021, we had political advertising revenue of $3.5 million, as compared to $16.0 million in 2020. In addition, political advertising revenue is dependent on the level of political ad spend and competitiveness of local, state and national elections within each local market.

If we are unable to retain our digital audience, our business may be adversely affected.

The increasing number of digital media options available on the internet, through social networking platforms and through mobile and other devices distributing news and other content is expanding consumer choice significantly. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content than they do on the source or reliability of such content. The popularity of news aggregation websites and customized news feeds (often free to users) may reduce our traffic levels by creating a disincentive for the audience to visit our websites or use our mobile applications. In addition, the undifferentiated presentation of some of our content in aggregation with other content may lead audiences to fail to distinguish our content from the content of other providers. Our reputation for quality journalism and content are important in competing for revenue in this environment and are based on consumer and advertiser perceptions. If consumers fail to differentiate our content from other content providers in digital media, or if the quality of our journalism or content is perceived as less reliable, we may not be able to increase our online traffic sufficiently or retain a base of frequent visitors to our local and national digital properties.

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

•applications that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements (e.g.. podcasts);

•iPhone/iPod/iPad and similar mobile devices, gaming consoles, in-home entertainment and enhanced automotive platforms, voice activated smart speakers, and streaming internet services such as Netflix, Spotify, and Pandora, all of which provide access to audio and other entertainment content to consumers.

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

We use studios, satellite systems, transmitter facilities and the internet to originate and/or distribute our content. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite downlinks, telecom circuits and internet connectivity. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), such as weather events or wildfires (which may increase in frequency due to climate change), various acts of terrorism, war or armed conflict, power outages, major telecom and internet connectivity failures or satellite failures. Our ability to distribute content to our radio station audience and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until we fix issues that arise or third-party services resume when applicable, the inability to originate or distribute content could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on key personnel.

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

Future success and growth in our digital businesses depends upon our continued ability to develop and maintain technology and identify, hire, develop, motivate and retain highly skilled technical and sales talent. Competition for employees with these skill sets is intense and our continued ability to compete effectively depends, in part, upon our ability to attract new employees. We will also need to be able to balance the costs of recruiting and retaining these employees with profitable growth. If we are unable to do so, our business, financial condition or results of operations may be adversely affected.

The success of our radio stations is significantly impacted by our on-air talent, and we compete for on-air talent with other radio stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, cable television, satellite television, the internet and satellite radio. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons, and the contracts we have with certain talent generally are limited in duration. Any adverse changes in particular programs or on-air talent in a particular market could have a negative impact on our ratings and generally could have a material adverse effect on our ratings and our ability to attract advertisers, which could negatively impact our business, financial condition or results of operations adversely affect revenues in that particular market.

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

We have a significant amount of indebtedness. As of December 31, 2021, we had $541.5 million of outstanding indebtedness, net of deferred financing costs of $8.5 million, with annual cash interest expense requirements of approximately $38.0 million. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We may incur substantial additional amounts of indebtedness, as well as incur significant non-debt obligations, which could further exacerbate the risks associated with such indebtedness. Our substantial indebtedness could have other significant effects on our business.

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

Interest is payable on the 2026 Notes semi-annually in cash in arrears on February 1st and August 1st of each year. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of the agreements governing our indebtedness, and, as a result, we could be forced into bankruptcy or liquidation.

We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks, pandemics or natural disasters, as we have experienced with the COVID-19 pandemic.

The occurrence of extraordinary events, such as terrorist attacks, natural disasters, contagious disease outbreaks or pandemics (for example, the COVID-19 pandemic), intentional or unintentional mass casualty incidents or similar events may substantially impact our operations in specific, geographic areas, as well as nationally, may directly affect our employees, including our key employees, and may decrease the use of and demand for advertising, and the attendance at our live events, which may decrease our revenue or expose us to substantial liability. The occurrence of future terrorist attacks, military actions by the U.S., contagious disease outbreaks or pandemics or other unforeseen similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies where we do business in general and specifically in the market for advertising or live events. In addition, an act of God or a natural disaster, such as a weather event or wildfire, which may increase in frequency due to climate change, could adversely impact any one or more of the markets where we do business, thereby impacting our business, financial condition and results of operations.

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

We invest significant capital and employee resources in our digital businesses, including our subscription digital marketing solutions business, Townsquare Interactive, and our programmatic digital advertising business. These digital business lines are subject to significant competition, rapidly changing technology, and evolving standards. As we continue to grow these lines of business and to expand into new markets, we will also face new sources of competition, including, in certain of these markets, from companies with longer operating histories, established customer bases, greater brand recognition and more financial, technical, marketing, and related resources. We will need to cultivate new relationships with customers, third party providers and other partners in each of these markets. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures. In addition, there can be no assurance that our digital technologies we use or develop will be adequate, or that we will be able to establish our proprietary right to the technologies we rely upon.

The ability to grow Townsquare Interactive depends in large part on maintaining and expanding our subscriber base. To do so, we must convince prospective subscribers of the benefits of our technology platform and existing subscribers of the continuing value of our products and services. Most of our contracts with subscribers are terminable upon short or no notice. The digital marketing solutions sector is highly competitive. We believe our solutions are well positioned to serve the SMBs in markets outside the top 50 upon which we focus. However, if our net subscriber base decreases, our business, financial condition and operating results will be adversely affected.

We may lose audience ratings, market share and advertising revenue to competing radio stations or other types of media competitors.

We operate in a highly competitive industry. Our radio operations compete for audiences and advertising market share with other radio stations and radio station groups, radio networks, other syndicated content and other media such as broadcast television, newspapers, magazines, cable television, satellite television, the internet, internet radio, digital platforms and applications, satellite radio, outdoor advertising, mobile devices and other portable digital audio players. We also compete for advertising dollars with other large digital companies, such as Facebook, Google and Amazon. Any adverse change in a particular market or in the relative market positions of the radio stations located in a particular market, or any adverse change in audiences’ preferences could have a material adverse effect on our ratings or revenue. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future, offer syndicated content that competes with our content, or try to acquire distribution rights of media content and products or on-air talent that we use or have under contract, and these companies may be larger and have more financial resources than we do.

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

Our success is dependent upon audience engagement with our content, which is difficult to predict.

Digital media and radio content production and distribution is an inherently risky business because the revenue derived from the production and distribution of digital media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict.

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

•retaining key employees, customers, suppliers or other third-party relationships of the acquired businesses;

•assumption of known and unknown liabilities, some of which may be difficult or impossible to quantify;

•non-cash impairment charges or other accounting charges relating to the acquired assets;

•tax costs or inefficiencies; and

•a diminishing number of properties available for sale in appropriately sized and located markets.

We cannot be certain that we will be able to successfully integrate any future acquisitions or manage the resulting business effectively, or that any acquisition will achieve the benefits that we anticipate. In addition, we are not certain that we will be able to acquire properties at valuations as favorable as those of previous acquisitions. Depending upon the nature, size and timing of potential future acquisitions, we may be required to raise additional financing or issue additional securities in order to consummate additional acquisitions. Our debt agreements, as may be in place at any time, may not permit us to consummate an acquisition or access the necessary additional financing because of certain covenant restrictions. Furthermore, we cannot be certain that additional capital will be available to us or, if available, that capital would be on terms acceptable to our management team.

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

Risks Related to Our Financial Reporting and Accounting

We have remediated several material weaknesses in our internal control over financial reporting. If we experience additional material weaknesses in the future, our business may be harmed.

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

Management performed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 and had concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to material weaknesses described under “Item 9A. Controls and Procedures” in this Annual Report. During 2021, management took steps to remediate all previously identified material weaknesses as of December 31, 2021.

Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. If we identify material weaknesses in our internal control over financial reporting in the future, our business may be harmed. Such harm may include: (i) failure to accurately report our financial results, to prevent fraud or to meet our SEC reporting obligations on a timely basis or at all; (ii) material misstatements in our Consolidated Financial Statements and harm to our operating results and investor confidence; and (iii) a material adverse effect on the trading price of our stock. In addition, the foregoing could subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, and result in the breach of covenants in our debt agreements, any of which could have a material adverse impact on our operations, financial condition, results of operations, liquidity and our stock’s trading price.

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

As of December 31, 2021, our FCC licenses and goodwill comprised approximately 37.9% and 21.7% of our consolidated total assets, respectively. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. The fair value measurements for both our goodwill and indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.

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

Refer to Note 6, Goodwill and Other Intangible Assets, Net for additional information.

Risks Related to Technology

New technologies could block our digital ads, which could harm our digital advertising business.

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

A security breach or cyber-attack of our computer systems could interrupt or damage our operations or harm our reputation. A security breach could occur both from external sources, including malicious attacks and third-party service provider vulnerabilities, as well as internal sources, such as employee error, failures in our security measures or vulnerabilities in our networks or code base. Any security breaches of our computer systems, including repeated or sustained attacks or disruptions, could interrupt delivery of services to customers, potentially increasing costs and reducing revenue. If third parties or our employees are able to penetrate our network security or otherwise misappropriate personal information or contact information of our customers, audience, business partners or advertisers, or if we give third parties or our employees improper access to such data, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Even in the absence of bad actors, unidentified vulnerabilities or glitches in our systems could result in loss of business-critical data or otherwise compromise the confidentiality, integrity or availability of such data. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices. We could also be subject to regulatory or private rights of action in certain jurisdictions.

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

Our engagement of third-party service providers increases our exposure to security and data privacy risks.

Select business operations, including online advertising, analytics engines and data storage, rely on partnerships with third party service providers, the operations, practices, and processes of which are outside our control. Despite due diligence in engaging these third parties and efforts to contractually protect our interests, we cannot guarantee that these third parties will adequately protect the personal information that we share with, or that is collected on our behalf by, such third parties or that such third parties will fully or sufficiently comply with all applicable data protection laws and contractual obligations. The failure of our third-party service providers to adequately protect the personal information we process could result in a security breach of such personal information, potentially exposing us to the liability of a data breach or mishandling of personal information. Even where personal information is not involved, a successful cyber-attack on one of our third-party service providers could result in a disruption to our operations and impact revenues.

Under recent developments in data protection laws, particularly the European Union’s General Data Protection Regulation (“GDPR”), we may be liable for the compliance of any third parties engaged to process personal information on our behalf with applicable data protection laws. More recently, California enacted the California Consumer Privacy Act (the “CCPA”) that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information and, in some cases, delete such personal information. If any of our third-party service providers fail to comply with applicable laws, we may face additional exposure and liability on behalf of such providers. While we attempt to control against such outcomes through our vetting of third-party service providers and with appropriate contractual obligations, we cannot ensure our third-party service providers will fully comply with all such obligations. Moreover, the regulatory landscape is constantly evolving and subject to ongoing interpretations and guidance from regulatory authorities. The costs of compliance with, and other burdens imposed by, the GDPR and CCPA and other privacy laws could have an adverse impact on our business, results of operations and financial condition.

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

Certain components of our digital business depend on continued and unimpeded access to the internet by us and our audience. Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of our audience and advertisers.

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

The radio industry is subject to extensive regulation by the FCC under the Communications Act. Our radio stations depend upon maintaining their broadcasting licenses issued by the FCC, which are currently issued for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, the FCC granted all of the license renewal applications that were filed for our radio stations. Our latest license renewal cycle began in 2019. We have now filed all of the required applications for this renewal cycle. 70% of those applications have been granted, all for full eight-year terms. The rest remain pending. We cannot be certain that our pending or future license renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our business, financial condition and results of operations, result in material impairment or adversely affect our liquidity and financial condition. If any of our FCC licenses are not renewed, it would prevent us from operating the affected radio station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a radio station license while a renewal application for that radio station is pending. In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on our operations and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our business.

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

In October 2015, the FCC released a First Report and Order and Further Notice of Proposed Rulemaking titled “Revitalization of AM Radio Service,” enacting several modifications to its technical rules for AM radio stations. One aspect of the FCC’s revitalization order was exclusive AM filing windows in 2016 to allow AM stations to move a FM translator up to 250 miles to rebroadcast that AM station’s signal, and windows in 2017 and 2018 exclusively for AM stations to apply for a new FM translator construction permit. As a result of these filing windows many broadcast companies, including our Company, have constructed and are operating FM broadcast translator stations, or have construction permits to do so in the future, and thereby rebroadcast certain of their AM stations in the FM band. We cannot predict at this time to what extent these FM broadcast translator stations will impact our Company.

The information we collect and process is of increasing business importance and new or changing federal, state or international privacy legislation or regulation create uncertainty for our continued use of the information we collect and process.

In the course of our ordinary business operations, we may collect personal information and non-personal information that is critical or commercially-useful to our business, including personal information related to our employees, audience, advertisers, contractors, and customers. As a result of our digital expansion efforts and third-party partnerships, the volume, sensitivity, and business importance of the information we collect and use is increasing. We collect this information directly from individuals, through passive tracking technology such as “cookies” and indirectly through third parties engaged to provide services on our behalf. In addition to the risk that a security breach may compromise this information, this information may include personal information such as names, contact information, credit card information, geolocation and demographic information that is subject to specific data protection and privacy laws.

We are subject to federal, state and international data protection and privacy laws and regulations that require us to comply with specific consumer protection, information security and data protection and privacy requirements. The legal and regulatory landscape continues to evolve, with new laws being enacted or coming into force. Additionally, we are now required to comply with the CCPA, which requires us to update both our internal and external policies and procedures to meet our compliance obligations under CCPA. Compliance with CCPA may require that we change or amend activities that involve personal information, which may impact business operations or our ability to effectively use personal information in our control. Furthermore, as mentioned under “— Our engagement of third-party service providers increases our exposure to security and data privacy risks” above, such requirements include allowing consumers to limit our use of their personal information, or delete it entirely.

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

New or changing federal, state or international privacy legislation or regulation could hinder the growth of our digital properties.

A variety of federal and state laws govern the collection, use, retention, sharing and security of consumer data that our digital properties use to operate certain services and to deliver certain advertisements to its customers, as well as the technologies used to collect such data. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, new legislative proposals affecting privacy are now pending at both the federal and state level in the U.S. Changes to the interpretation of existing law or the adoption of new privacy-related requirements could hinder the growth of our digital presence. Also, a failure or perceived failure to comply with such laws or requirements or with our own policies and procedures could result in significant liabilities, including a possible loss of consumer or investor confidence or a loss of customers or advertisers, and could adversely affect our business, financial condition and results of operations. Furthermore, the oversight required to monitor and adapt to the ever-changing regulatory landscape could consume considerable management focus and internal resources, or increase the costs of, or otherwise limit, our ability to do business.

Risks Related to Our Smaller Reporting Company Status

We are a smaller reporting company and intend to avail ourselves of certain reduced disclosure requirements applicable to smaller reporting companies, which could make our common stock less attractive to investors.

We are a smaller reporting company, as defined in the Exchange Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not applicable to smaller reporting companies, including reduced disclosure obligations regarding executive compensation. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We intend to take advantage of certain of these reporting exemptions until we are no longer a smaller reporting company. We will remain a smaller reporting company until the aggregate market value of our outstanding common stock held by non-affiliates as of the last business day of our most recently completed second fiscal quarter is $250 million or more.

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

As a result of the economic circumstances and uncertainty created by the COVID-19 pandemic, our board of directors has determined to cease payment of quarterly cash dividends, with no intention of reinstating the dividend. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing our indebtedness, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares, realization of a gain on your investment may depend on the appreciation of the price of our Class A common stock, which may never occur.

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

As of December 31, 2021, we owned 45 facilities containing broadcast studios and 282 towers in our 67 markets. Where we do not own studios or towers, we lease these facilities. In addition, we lease various office facilities across the U.S. for our corporate, digital marketing solutions, and e-commerce operations, including a space in Purchase, New York for our principal corporate office. We also lease venues to host our live events from time to time.

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

Item 3. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the year ended December 31, 2021. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Holders

On March 7, 2022 the Company had 140 Class A common stockholders of record, 4 Class B common stockholders of record and 2 Class C common stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

In 2018 the Company paid its first cash dividend of $0.075 per share, and paid equivalent dividends on a quarterly basis through the second quarter of 2020. Each quarterly dividend payment was approximately $2.1 million in the aggregate. The final dividend payment was made to shareholders of record as of April 2, 2020 on May 15, 2020. Due to the economic circumstances and uncertainty created by the COVID-19 pandemic, our board of directors determined to cease payment of quarterly cash dividends following the May 2020 dividend payment. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with covenants in our current and future agreements governing our indebtedness, and will depend upon our results of operations, financial condition, capital requirements and other factors that our board of directors deems relevant.

In addition, since we are a holding company, substantially all of the assets shown on our Consolidated Balance Sheets are held by our subsidiaries. Accordingly, our earnings, cash flow and ability to pay dividends largely depend upon the earnings and cash flows of our subsidiaries and the distribution or other payment of such earnings to us.

Recent Sale of Unregistered Securities

None.

Issuer Purchase of Equity Securities

There were no repurchases of our common stock during the quarter ended December 31, 2021.

For information on securities authorized for issuance under the Company’s equity compensation plan, see "Item 12 - Security Ownership of Certain Beneficial Owners and Related Stockholder Matters."

Item 6. [Reserved]

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

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. See the section of this Annual Report titled, “Forward-Looking Statements” for further information regarding forward-looking statements.

OUR BUSINESS

Townsquare is a community-focused digital media and marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 26,800 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 330 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 321 local terrestrial radio stations in 67 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

Our primary sources of net revenue are the sale of digital and broadcast advertising solutions on our owned and operated websites, radio stations’ online streams and mobile applications, and on third party websites through our in-house digital programmatic advertising platform. Through our digital programmatic advertising platform, we are able to hyper-target audiences for our local, regional and national advertisers by combining first and third party audience and geographic location data, providing them the ability to reach a high percentage of their online audience. Ignite delivers these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We also offer subscription digital marketing solutions through Townsquare Interactive to small and mid-sized local and regional businesses in markets outside the top 50 across the United States, including, but not limited to the markets in which we operate radio stations. Our digital marketing solutions include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, social media management, and website retargeting.

Our sales of advertisements are primarily affected by the demand for advertising from local, regional and national advertisers and the advertising rates we charge. Advertising demand and rates are based primarily on our ability to attract audiences to our various products in the demographic groups targeted by advertisers, as measured principally by various services on a periodic basis. We endeavor to develop strong audience loyalty and believe that the original, local content on our websites, and the employment of local personalities on our radio stations contribute to our ability to retain and grow our audience. In addition, we believe that the diversification of formats on our radio stations and websites helps to insulate our local media assets from the effects of changes in musical tastes of the public with respect to any particular format.

Advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as dollars spent on advertising has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of January 27, 2022, U.S. GDP increased 5.7% for the year ended December 31, 2021.

We strive to maximize our net revenue by managing our digital and broadcast advertising inventory and adjusting prices based on supply and demand and by broadening our base of advertisers and subscribers. Our selling and pricing activity is based on demand for our advertising inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory levels. The optimal number of advertisements available for sale depends on the platform and in the case of our radio stations, their online streams and mobile applications, the programming format of a particular radio station. Each of our advertising products has a general target level of available inventory. We seek to broaden our base of local advertisers in each of our markets by providing a wide array of digital and broadcast solutions to help clients growth their business and achieve their goals.

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

A portion of our expenses are variable. These variable expenses primarily relate to sales costs, such as commissions and inventory costs, as well as certain programming costs, such as music license fees, and certain costs related to production. Marketing and promotions expenses are discretionary and are primarily incurred in an effort to maintain and/or increase our audience share. Other programming, digital, engineering and general and administrative expenses are primarily fixed costs.

Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2021, we recorded $12.4 million of capital expenditures, which represented 3.0% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.

In December of 2021, the Company changed its reporting segments in order to reflect its strategic focus, organizational structure and the information reviewed by its CODM as a digital media and digital marketing solutions company with market leading radio stations. The Company has identified three segments, which are Subscription Digital Marketing Solutions, Digital Advertising and Broadcast Advertising, and the remainder of our business is reported in an Other category. The Subscription Digital Marketing Solutions segment includes our subscription digital marketing solutions business, Townsquare Interactive. The Digital Advertising segment, which we market externally as Townsquare Ignite, includes digital advertising on our owned and operated digital properties and our digital programmatic advertising platform. The Broadcast Advertising segment includes our local, regional and national advertising products and solutions delivered via terrestrial radio broadcast, and other miscellaneous revenue that is associated with our broadcast advertising platform. The Other category includes our owned and operated live events. We have presented segment information for the year ended December 31, 2020 in conformity with the current year’s segment information.

OVERVIEW OF OUR PERFORMANCE

Recent Transactions

6.875% Senior Notes Offering

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

Refer to Note 8, Long-term Debt, in the accompanying Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

Stock Repurchase

On January 24, 2021, the Company entered into a stock repurchase agreement with certain affiliates of Oaktree Capital Management L.P. (“Oaktree”) to repurchase all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants for an aggregate purchase price of $80.4 million, or $6.40 per security. See further details on the stock repurchase in Liquidity and Capital Resources.

COVID-19 Pandemic Impact

The U.S. economy and financial markets may continue to experience volatility due to the COVID-19 pandemic, the development of COVID-19 variants, vaccination rates and government legislative and regulatory responses to any of these factors. The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients. Declines in forecasted traditional broadcast revenue in the markets in which we operate, the impact of the COVID-19 pandemic on market and economic conditions, and the corresponding impacts to our risk premium, contributed to approximately $107.1 million impairments to the carrying values of our FCC license intangible assets during the first half of 2020, of which $28.7 million and $78.4 million was recognized during the three months ended June 30, 2020 and March 31, 2020, respectively. Additionally, we canceled nearly all live events beginning in March 2020. At the end of the first quarter of 2020, we reduced our workforce through the termination or layoff of approximately 135 full-time employees.

As local public health conditions improved, we experienced recoveries throughout 2021 in advertising revenue, following the sequential improvements we observed during each of the third and the fourth quarters of 2020. Throughout 2021, we continued the precautionary measures that were instituted in 2020 to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan, the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid,

Relief, and Economic Security Act (“CARES Act”) and controlling non-essential capital expenditures. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our 2020 first quarter dividend of $2.1 million, paid on May 15, 2020. Effective January 1, 2022, we reinstated our match on employee contributions to the Company’s defined contribution plan at twenty-five cents for each dollar contributed up to the first 4% of eligible compensation (for a total match of 1% of employee contributions).

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

Highlights of Our Financial Performance

Certain key financial developments in our business for the year ended December 31, 2021 as compared to 2020 are summarized below:

•Net revenue for the year ended December 31, 2021 as compared with the year ended December 31, 2020 increased $46.6 million, or 12.6%, primarily driven by an increase of $19.9 million in Digital Advertising net revenue and $13.3 million in Broadcast Advertising and net revenue, primarily as a result of increases in the purchase of new advertising by our clients, and an increase of $11.4 million in our Subscription Digital Marketing Solutions net revenue as a result of additional subscribers.
•Excluding revenue related to political advertising of $3.5 million and $16.0 million for the year ended December 31, 2021 and 2020, respectively, net revenue increased $59.1 million, or 16.6% to $414.5 million and Broadcast Advertising net revenue increased $25.8 million, or 13.9%, to $211.4 million.

•Operating income increased $149.4 million from an operating loss of $75.0 million for the year ended December 31, 2020 to operating income of $74.5 million for the year ended December 31, 2021. Operating income increased due to the increase in net revenue of $46.6 million as discussed above; a decrease of $107.1 million in total impairment charges; partially offset by an increase in direct operating expenses of $6.0 million. Broadcast Advertising reported operating income of $51.8 million, compared to an operating loss of $80.6 million for the year ended December 31, 2020, due to a $13.3 million increase in net revenue as discussed above, a decrease in impairment charges of $106.6 million and a $12.9 million decrease in direct operating expenses. Our Digital Advertising segment reported operating income of $36.4 million, an increase of $11.1 million from 2020 and our Subscription Digital Marketing Solutions segment reported operating income of $22.9 million, an increase of $2.4 million from 2020.

•Cash and cash equivalents decreased $32.7 million from $83.2 million as of December 31, 2020 to $50.5 million as of December 31, 2021. Excluding the $80.4 million in cash consideration paid for the repurchase of the Oaktree securities, cash and cash equivalents increased $47.7 million at December 31, 2021, as compared to December 31, 2020.

Consolidated Results of Operations

Year ended December 31, 2021 compared to year ended December 31, 2020

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Year Ended December 31,
Statement of Operations Data:	2021	2020	$ Change	% Change

Net revenue	$417,957	$371,338	$46,619	12.6%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	288,302	282,347	5,955	2.1%
Depreciation and amortization	19,098	20,107	(1,009)	(5.0)%
Corporate expenses	24,542	26,885	(2,343)	(8.7)%
Stock-based compensation	3,718	2,084	1,634	78.4%
Transaction costs	4,459	2,653	1,806	68.1%
Business realignment costs	846	3,089	(2,243)	(72.6)%
Impairment of long-lived and intangible assets	1,913	109,058	(107,145)	(98.2)%
Net loss on sale and retirement of assets	601	83	518	**
Total operating costs and expenses	343,479	446,306	(102,827)	(23.0)%
Operating income (loss)	74,478	(74,968)	149,446	**
Other expense (income):
Interest expense, net	39,846	31,420	8,426	26.8%
Loss (gain) on extinguishment and modification of debt	5,997	(1,159)	7,156	**
Other income, net	(500)	(820)	320	(39.0)%
Income (loss) from continuing operations before tax	29,135	(104,409)	133,544	**
Income tax provision (benefit)	10,351	(23,858)	34,209	**
Net income (loss)	$18,784	$(80,551)	$99,335	**
**Percent change not meaningful.
Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for each of the years ended December 31, 2021 and 2020, respectively (in thousands):

	Net Revenue				Direct Operating Expenses
	For the Year Ended December 31,				For the Year Ended December 31,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Subscription Digital Marketing Solutions	$81,792	$70,360	$11,432	16.2%	$57,374	$49,259	$8,115	16.5%
Digital Advertising	116,841	96,969	19,872	20.5%	79,894	70,581	9,313	13.2%
Broadcast Advertising	214,853	201,530	13,323	6.6%	147,364	160,268	(12,904)	(8.1)%
Other	4,471	2,479	1,992	80.4%	3,670	2,239	1,431	63.9%
Total	$417,957	$371,338	$46,619	12.6%	$288,302	$282,347	$5,955	2.1%

Net Revenue

Net revenue for the year ended December 31, 2021 increased by $46.6 million, or 12.6%, as compared to the same period in 2020. Our Digital Advertising revenue increased $19.9 million, or 20.5% as compared to 2020 and our Subscription Digital Marketing Solutions revenue increased $11.4 million, or 16.2% as compared to 2020, primarily due to incremental net subscribers, including approximately 4,050 net subscribers for the year ended December 31, 2021. The increase in Broadcast Advertising Revenue of $13.3 million, or 6.6% was a result of increases in the purchase of new advertising by our clients, partially offset by a decrease in political advertising revenues of $12.5 million.

Direct Operating Expenses

Direct operating expenses for the year ended December 31, 2021 increased by $6.0 million, or 2.1%, when compared with the same period in 2020. Our Digital Advertising direct operating expenses increased $9.3 million, or 13.2%, as compared to the same period in 2020. The increase was primarily driven by increases in variable expenses such as advertising inventory costs and sales commissions. Subscription Digital Marketing Solutions direct operating expenses increased $8.1 million, or 16.5%, as compared to the same period in 2020. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth. Our Broadcast Advertising direct operating expenses for the year ended December 31, 2021 decreased $12.9 million, or 8.1%, as compared to the same period in 2020. This decrease was primarily driven by lower music license fees and lower provisions for bad debt.

Depreciation and Amortization

Depreciation and amortization expense for the year ended December 31, 2021 decreased of $1.0 million or 5.0%, as compared to the same period in 2020 due to decreases in the amortization of software development costs as a result of the launch timing of new projects, and the disposal of certain long-lived assets previously utilized in the Live Events business in the third quarter of 2020.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the year ended December 31, 2021 decreased $2.3 million, or 8.7%, as compared to the same period in 2020, primarily due to lower compensation costs and professional fees.

Stock-based Compensation

Stock-based compensation expense for the year ended December 31, 2021 increased $1.6 million, or 78.4%, as compared to same period in 2020, primarily due to options granted in December of 2020.

Transaction Costs

Transaction costs for the year ended December 31, 2021 increased $1.8 million, or 68.1%, as compared to the same period in 2020 primarily due to the $4.5 million payment related to the Settlement Agreement, partially offset by fees incurred in 2020 to amend the Company's Term Loans.

Business Realignment Costs

Business realignment costs for the year ended December 31, 2021 decreased $2.2 million, or 72.6%, as compared to the same period in 2020, primarily as a result of $2.6 million in employee-related costs incurred in 2020 due to of headcount reductions in response to the COVID-19 pandemic that did not recur in 2021.

Impairment of Long-Lived and Intangible Assets

The Company recorded impairment charges of $1.7 million related to FCC licenses in 1 of our 67 local markets during the year ended December 31, 2021, as compared to $107.1 million of total impairment charges related to FCC licenses in the year ended December 31, 2020.

The $1.7 million impairment charge recorded during the year ended December 31, 2021 was driven by a change in the assumption for market revenue growth rates due to the availability of market data for the affected market. During the three months ended June 30, 2020, the Company recorded a $28.7 million impairment charge related to FCC licenses in 35 of our 67 local markets, primarily driven by changes in the market data utilized in determining the discount rate applied in the valuation of our FCC licenses which drove an increase in the weighted average cost of capital. The changes in data were driven by an increase in market volatility and industry bond yields, a direct result of the impact of the COVID-19 pandemic on market and economic conditions. During the three months ended March 31, 2020, the Company recorded a $78.4 million impairment charge related to FCC licenses in 46 of our 67 local markets due to declines in the purchase of advertising by our clients, primarily as a result of the COVID-19 pandemic.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 150-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment performed as of December 31, 2021 would have caused the estimated fair values of our FCC licenses to decrease by $99.4 million which would have resulted in an additional impairment charge of $5.5 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event that our broadcast revenue experiences actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

The Company also recorded total impairment charges of $2.0 million related to long-lived assets in certain markets, including the disposal of certain long-lived assets previously utilized in the Live Events business during the year ended December 31, 2020.

Net Loss on Sale and Retirement of Assets

During the year ended December 31, 2021, the Company recognized a $0.6 million loss on the sale of a portion of land in Portsmouth, NH.

Other Expense (Income)

The primary component of Other expense (income) in the years ended December 31, 2021 and 2020 is interest expense, net. The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
2026 Notes	$37,287	$—
2023 Notes	642	17,892
Term Loans	161	12,055
Revolver	—	351
Capital leases and other	44	26
Deferred financing costs and discounts	1,731	1,645
Interest income	(19)	(549)
Interest expense, net	$39,846	$31,420

Loss / Gain on Extinguishment and Modification of Debt

During the year ended December 31, 2021, the Company recognized a $4.9 million and a $1.1 million loss on the early extinguishment and modification of debt, respectively. The $4.9 million loss on the early extinguishment of debt is comprised of a $3.1 million portion of the 2023 Notes prepayment premium and the write-off of $1.8 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the senior secured credit facility and the 2023 Notes. The $1.1 million loss on the modification of debt was primarily related to a portion of fees and expenses related to the issuance of the 2026 Notes.

On May 19, 2020, the Company voluntarily repurchased $4.7 million of its 2023 Notes at a market price below par, plus accrued interest, which were then canceled, recognizing a net gain of $1.2 million during the year ended December 31, 2020.

Other Income, net

Other income, net includes unrealized gains related to measuring the fair value of one of the Company's investees. Based on the market price of the investee's common stock as of December 31, 2021, the fair value of the Company's investment in the common stock of the investee was approximately $3.4 million, resulting in a net unrealized gain of $0.1 million during the year ended December 31, 2021. Additionally, the Company received a $0.2 million cash payment in connection with the completion of the transactions related to the investee's registration of its common stock. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Provision (benefit) for income taxes

We recognized an income tax provision of $10.4 million for the year ended December 31, 2021 as compared to an income tax benefit of $23.9 million for the same period in 2020. Our effective tax rate for the period was approximately 35.5% for the year ended December 31, 2021 as compared to 22.85% for the year ended December 31, 2021. The increase in the effective tax rate is primarily driven by the $4.5 million paid under the terms of the Settlement Agreement and an increase in non-deductible executive compensation.

Our effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to statutory rates in the jurisdictions where we have operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21%, primarily relates to certain non-deductible items, state and local income taxes, and the valuation allowance for deferred tax assets.

Liquidity and Capital Resources

	Year Ended December 31,
(in thousands)	2021	2020
Cash and cash equivalents	$50,505	$83,229
Restricted cash	494	494

Cash provided by operating activities	$61,143	$31,488
Cash used in investing activities	(10,638)	(14,036)
Cash used in financing activities	(83,229)	(18,890)
Net decrease in cash and cash equivalents	$(32,724)	$(1,438)

Operating Activities

Net cash provided by operating activities was $61.1 million for the year ended December 31, 2021, as compared to $31.5 million for the same period in 2020. This increase was primarily related to: net income in 2021 of $18.8 million, as compared to a net loss of $80.6 million in 2020; higher accrued interest due to the timing of the February 1, 2022 interest payment on the 2026 Notes; partially offset by changes in accounts receivable in 2021, as compared to 2020 as a result of the COVID-19 pandemic and the impact on advertising revenue in the prior period and increases in payments for accrued expenses primarily due to the timing of payments.

Investing Activities

Net cash used in investing activities was $10.6 million for the year ended December 31, 2021, as compared to $14.0 million for the same period in 2020. The decrease in net cash used in investing activities was primarily due to decreases in the purchase of property and equipment.

Financing Activities

Net cash used in financing activities was $83.2 million for the year ended December 31, 2021, as compared to $18.9 million for the same period in 2020. Net cash used in financing activities during 2021 was due to: the repayment of $557.4 million of principal amount of the 2023 Notes and Term Loans, including total accrued interest of $7.2 million and a $4.4 million prepayment premium; cash consideration for the Company's repurchase of the outstanding shares and warrants of Oaktree in the amount of $80.4 million; offset by the issuance of $550.0 million of the 2026 Notes, net of fees and expenses and proceeds from stock option exercises. Net cash used by financing activities during the year ended December 31, 2020 included the required $9.9 million 2019 excess free cash flow payment on our Term Loan and the May 2020 voluntary repurchase of $4.7 million of our 2023 Notes for $3.6 million and dividends.

Sources of Liquidity and Anticipated Cash Requirements

We fund our working capital requirements through a combination of cash flows from our operating, investing, and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing, and financing activities will enable us to meet our working capital, capital expenditures, debt service, and other funding requirements for at least one year from the date of this report. These historical sources of funds have been and could continue to be impacted by the COVID-19 pandemic. Future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, some of which are beyond our control. In particular during the period of uncertainty related to the COVID-19 pandemic, we have focused on and will continue to monitor our liquidity.

As of December 31, 2021, we had $541.5 million of outstanding indebtedness, net of deferred financing costs of $8.5 million.

On January 24, 2021, the Company entered into a stock repurchase agreement with certain affiliates of Oaktree to repurchase at least 606,484 shares of the Company’s Class A common stock, par value $0.01 per shares, 2,151,373 shares of the Company’s Class B common stock, par value $0.01 per share, and 7,242,143 warrants to purchase Class A Common Stock. On March 9, 2021, the repurchase was consummated and the Company elected to repurchase all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants for an aggregate purchase price of $80.4 million, or $6.40 per security. In connection with the closing under the stock repurchase agreement, on March 8, 2021, the Company and Oaktree entered into a settlement agreement (the “Settlement Agreement”), pursuant to which, among other things, the Company agreed to pay $4.5 million to Oaktree as follows: (i) $1.5 million on April 1, 2021; (ii) $1.0 million on July 1, 2021; (iii) $1.0 million on October 1, 2021; and (iv) $1.0 million on November 10, 2021. The Settlement Agreement also included customary mutual releases from claims, demands, and damages related to the stock repurchase agreement. The $4.5 million due under the terms of the Settlement Agreement is reflected as a component of transaction costs for the year ended December 31, 2021. All amounts due under the terms of the Settlement Agreement were paid as of September 30, 2021.

On January 6, 2021, we completed the private offering and sale of $550.0 million aggregate principal amount of 6.875% senior secured notes due 2026 (the “2026 Notes”). The proceeds from the 2026 Notes, together with cash on hand, was used to repay borrowings under our Senior Secured Credit Facility and to redeem all of the outstanding 2023 Notes on January 14, 2021. Following the January 6, 2021 issuance of our 2026 Notes, we expect our debt service requirements to be approximately $38.0 million over the next twelve months. See Note 8, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

As of December 31, 2021, we had $50.5 million of cash and cash equivalents, $57.6 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million of December 31, 2021 and 2020, respectively, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

Our anticipated uses of cash in the near term include working capital needs, interest payments, other obligations, and capital expenditures. The Company believes that the cash generated by its operations should be sufficient to meet its liquidity needs for at least the next 12 months. However, our ability to fund our working capital needs, debt payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments also could also introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

Additionally, on a continuing basis, we evaluate and consider strategic acquisitions and divestitures to enhance our strategic and competitive position as well as our financial performance. Any future acquisitions, joint ventures or other similar transactions may require additional capital, which may not be available to us on acceptable terms, if at all.

We closely monitor the impact of capital and credit market conditions on our liquidity and our ability to refinance in the future. We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations.

COVID-19 Response

In response to the ongoing challenges and uncertainty in the economy, financial markets, and the Company’s business brought on by the COVID-19 pandemic, we have maintained certain precautionary measures that were instituted in 2020 to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity. These precautionary measures included the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan, the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and controlling non-essential capital expenditures. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our first quarter dividend of $2.1 million on May 15, 2020.

Other Liquidity Matters

Below is a summary of additional liquidity matters. See the indicated Notes to Consolidated Financial Statements for additional details related to these and other matters affecting our liquidity and commitments.

Long-Term Debt	Note 8
Lease and Other Commitments	Note 9

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

For further discussion of impairment charges, see Note 6, Goodwill and Other Intangible Assets, Net, in our Notes to Consolidated Financial Statements.

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

We utilize a discounted cash flow method to perform our impairment test. Under this method, the income that is attributable to each FCC license is isolated and is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and assumes that the only asset of the hypothetical start-up business is the license. It is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the indefinite-lived intangible assets. The cash flows generated in the greenfield method are presumed to emanate from the one asset, or the FCC license, that exists at time zero. This cash flow stream is discounted to arrive at a value for the FCC license.

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

For further discussion on key assumptions utilized in the greenfield method, see Note 2, Summary of Significant Accounting Policies - Intangible Assets. For further discussion of impairment charges, see Note 6, Goodwill and Other Intangible Assets, Net, in our Notes to Consolidated Financial Statements.

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

For further discussion of our lease commitments, see Note 9, Lease and Other Commitments, in our Notes to Consolidated Financial Statements.

Stock-based Compensation

We measure and recognize stock-based compensation expense related to stock-based transactions, including employee awards based on the fair value of the award on the grant date. The fair values of restricted stock awards are determined based on the fair market value of our common stock at the time of grant. We estimate the fair value of option awards using the Black-Scholes option-pricing model. This model requires assumptions including the fair value of our common stock, expected volatility, expected term of the award, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest. We account for forfeitures as a reduction of compensation cost in the period when such forfeitures occur.

For further discussion on the fair value of option awards, see Note 11, Equity, in our Notes to Consolidated Financial Statements.

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

We evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. As of December 31, 2021, the Company has recorded $55.1 million of valuation allowance against its net operating losses and tax credit carry forwards.

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

For further discussion of valuation allowances and uncertain tax positions, see Note 10, Income Taxes, in our Notes to Consolidated Financial Statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on the evaluation performed as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer determined that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company determined that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

The Company has concluded that five of the material weaknesses remaining which were identified in the 2019 Form 10-K, “Ineffective Information Technology General Controls”, “Ineffective detective controls over Revenue Recognition”, “Income Tax”, “Inadequate design and maintenance of effective detective controls over Period End Financial Reporting, including review controls over journal entries, reconciliations and account analyses”, as well as, an overall control activity weakness at the COSO component level, have been remediated (the “Remediated Material Weaknesses”). Except as noted, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended December 31, 2021, the Company completed the implementation of the following remedial measures designed to address the Remediated Material Weaknesses.

•Information Technology General Controls - Enhanced internal IT policies and communication procedures to ensure all IT systems were subject to periodic user access reviews and re-assess user access privileges for certain users to ensure conflicts of duties are appropriately mitigated through monitoring controls. In addition, the Company transferred financial system ownership to the Corporate IT team to alleviate segregation of duties conflicts.

•Ineffective Controls Over Revenue - Enhanced and redesigned process-level controls over the existence, completeness, and accuracy of data included in various reports and spreadsheets that support revenue accounts within the Consolidated Financial Statements.

•Income Tax: Enhanced specific review procedures over the income tax provision and related disclosures, including strengthening the Company’s documentation standards and technical oversight.

•Period End Financial Reporting - Redesigned controls to enhance procedures and control precision levels to detect potential misstatements in period end financial statements, in addition, implemented a requirement for journal entries to be reviewed by an independent reviewer through our general ledger system and increased staffing levels to perform control activities as designed in an effective and timely manner.

Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in the firm’s attestation report, which appears on page F-3.

PART III

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information in the 2022 Proxy Statement under the caption “Directors and Corporate Governance” and “Executive Officers.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in the 2022 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information in the 2022 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes information, as of December 31, 2021, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance. For more information on these plans, see Note 11, Equity, in our Notes to Consolidated Financial Statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,376,810	$7.82	16,624,382
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	8,376,810	$7.82	16,624,382

On January 27, 2021, an amendment to the Company’s 2014 Omnibus Incentive Plan (the “Plan”) was approved to increase the number of shares of common stock available for grant under the 2014 Incentive Plan from 12,000,000 shares to 27,000,000 shares.

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The Plan constitutes a sub-plan under the Townsquare Media, Inc. 2014 Omnibus Incentive Plan. Under the 2021 ESPP, eligible employees may authorize payroll deductions of at least 3% but no more than 15% of their current compensation of each payday during six month offering periods which commence on January 1 and July 1. Contributions are subject to an annual limitation of $25,000, and are used to purchase shares of Class A common stock at 90% of the fair market value of the Class A common stock on either the first or last day of an offering period, whichever is lower. The total number of shares purchased during each offering period may not exceed 2,000 shares per eligible participant and the total aggregate discount price for any calendar year may not exceed an annual limitation of $600,000. The first offering period for the ESPP commenced on January 1, 2022.

Stock Repurchase Plan

On December 16, 2021, the Board of Directors approved a stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period. Repurchases of common stock under the repurchase plan may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in the 2022 Proxy Statement under the captions “Directors and Corporate Governance,” “Executive Officers" and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in the 2022 Proxy Statement under the caption “Other Audit Committee Matters.”

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

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
3.1	Certificate of Incorporation of Townsquare Media, Inc.		S-1/A		3.1	7/14/2014

3.2	Bylaws of Townsquare Media, Inc.		S-1/A		3.2	7/14/2014

4.1	Indenture dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee		8-K		4.1	4/1/2015

4.2	Form of 6.500% Senior Note due 2023		8-K		4.2	4/1/2015

4.3	Warrant Agreement, dated as of July 25, 2014, by and among Townsquare Media, Inc., the persons set forth on Schedule I thereto, and any other registered holders of the Warrant Certificates (as defined therein) from time to time party thereto		8-K		10.2	7/31/2014

4.4	Indenture, dated as of January 6, 2021, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and notes collateral agent.		8-K		4.1	1/6/2021

4.5	Form of 6.875% Senior Note due 2026		8-K		4.2	1/6/2021

4.6	Description of Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	X

10.1.1	Credit Agreement dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the lenders and financial institutions party thereto		8-K		10.1	4/1/2015

10.1.2	Guarantee and Security Agreement dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors party thereto and Royal Bank of Canada, as administrative and collateral agent		8-K		10.2	4/1/2015

10.1.3	Incremental Amendment Agreement No. 1, dated as of September 1, 2015, among Townsquare Media, Inc. and Royal Bank of Canada as administrative agent and Incremental Term Lender		10-Q/A	9/30/2015	10.2	11/9/2015

10.1.4	Amendment No. 2, dated as of February 8, 2017, to the Credit Agreement, dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent, and the other parties thereto.		10-K	12/31/2016	10.4	3/13/2017

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.1.5	Amendment No. 3, dated October 20, 2017, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015 and Amendment No. 2 dated as of February 8, 2017) (the “Credit Agreement”), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	9/30/2017	10.5	11/7/2017

10.1.6	Amendment No. 4, dated April 30, 2019, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015, Amendment No. 2 dated as of February 8, 2017 and Amendment No. 3 dated as of October 20, 2017), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	3/31/2019	10.1	5/7/2019

10.1.7	Amendment No. 5, dated April 13, 2020, to the Credit Agreement, dated as of April 1, 2015, as amended, among Townsquare Media, Inc., each lender from time to time party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2020)		8-K		10.1	4/17/2020

10.2.1 *	Employment Agreement, between Townsquare Media, Inc. and Bill Wilson, dated October 16, 2017.		8-K		10.1	10/19/2017

10.2.2 *	Employment Agreement Amendment, dated April 27, 2018 to Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	5/3/2018

10.2.3 *	Second Amendment, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, as amended on April 24, 2019, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	12/13/19

10.3.1 *	Letter Agreement, between Townsquare Media, Inc. and Steven Price, dated October 16, 2017.		8-K		10.3	10/19/2017

10.3.2 *	Amendment to Letter Agreement, dated December 9, 2019, to the Letter Agreement, dated October 16, 2017, and between Townsquare Media, Inc, and Steven Price.		8-K		10.4	12/13/2019

10.4.1 *	Employment Agreement, between Townsquare Media, Inc. and Stuart Rosenstein, dated October 16, 2017.		8-K		10.4	10/19/2017

10.4.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Stuart Rosenstein.		8-K		10.2	12/13/2019

10.5.1 *	Employment Agreement, between Townsquare Media, Inc. and Erik Hellum, dated October 25, 2017.		10-K	12/31/2018	10.10	3/12/2019

10.5.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 25, 2017, by and between Townsquare Media, Inc. and Erik Hellum.		8-K		10.3	12/13/2019

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.7.1 *	2014 Omnibus Incentive Plan		S-1/A		10.8	7/14/2014

10.7.2 *	Amendment to 2014 Omnibus Incentive Plan		8-K		10.2	1/28/2021

10.7.3 *	Form of Option Grant Agreement		S-1/A		10.9	7/14/2014

10.7.4 *	Form of Option Grant at IPO		S-1/A		10.10	7/21/2014

10.7.5 *	Restricted Stock Award Agreement between Townsquare Media, Inc. and Bill Wilson, dated May 31, 2018		8-K		10.1	6/4/2018

10.7.6 *	Form of Restricted Stock Award Agreement		10-Q	9/30/2018	10.1	11/6/2018

10.7.7 *	2021 Employee Stock Purchase Plan	X

10.8 *	Form of Indemnification Agreement		S-1/A		10.11	7/14/2014

10.9	Second Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto		8-K		10.3	7/31/2014

10.10	Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Scott Schatz and Dhruv Prasad.		8-K		10.4	7/31/2014

10.11	Registration Agreement, dated as of August 16, 2016, by and between Townsquare Media, Inc. and Madison Square Garden Investments, LLC		10-Q	9/30/2016	10.1	11/8/2016

10.12	Agreement of Purchase and Sale by and among North American Fairs, LLC, Townsquare Live Events, LLC and Danny Huston, dated May 24, 2018.		8-K		10.1	5/29/2018

10.13	Stock Repurchase Agreement dated January 24, 2021 by and between Townsquare Media, Inc. and certain affiliates of Oaktree Capital Management L.P.		8-K		10.1	1/28/2021

10.14	Settlement Agreement, dated as of March 8, 2021, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., Oaktree FF Investment Fund, L.P., Second Street Holdings 1, L.P., Second Street Holdings 2, L.P., Second Street Holdings 3, L.P., Second Street Holdings 4, L.P., Second Street Holdings 5, L.P., Second Street Holdings 6, L.P., Second Street Holdings 7, L.P., and Second Street Holdings 8, L.P		8-K		10.1	3/10/2021

16.1	Letter to Securities and Exchange Commission from RSM US LLP, dated June 19, 2019		8-K		16.1	6/19/2019

17.1	Departure of Director, David Quick (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 17, 2021)		8-K		17.1	5/17/2021

21.1	List of Subsidiaries of Townsquare Media, Inc.	X

23.1	Consent of BDO USA, LLP	X

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350	X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Management contract or compensatory plan or arrangement.

(b) Exhibits. See Exhibits above.

(c) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2022.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Bill Wilson	Chief Executive Officer and Director	March 16, 2022
Bill Wilson	(Principal Executive Officer)

/s/ Stuart Rosenstein	Executive Vice President and Chief Financial Officer	March 16, 2022
Stuart Rosenstein	(Principal Financial Officer)

/s/ Robert Worshek	Senior Vice President and Chief Accounting Officer	March 16, 2022
Robert Worshek	(Principal Accounting Officer)

/s/ Steven Price	Executive Chairman and Director	March 16, 2022
Steven Price

/s/ B. James Ford	Director	March 16, 2022
B. James Ford

/s/ Gary Ginsberg	Director	March 16, 2022
Gary Ginsberg

/s/ Stephen Kaplan	Director	March 16, 2022
Stephen Kaplan

/s/ David Lebow	Director	March 16, 2022
David Lebow

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Townsquare Media, Inc., are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Townsquare Media, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

FCC Broadcast License Impairment Test

As described in Note 6 to the consolidated financial statements, the FCC licenses totaled approximately $275 million as of December 31, 2021. Management conducts an annual impairment test as of December 31, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable, using a discounted cash flow method, the Greenfield method, that assumes that a hypothetical buyer develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch, while incurring start-up costs during the build-up phase. The determination of the fair value of the FCC licenses requires management to make significant estimates and assumptions related to discount rates, forecasts of future revenue, margins, and market share, which may be affected by future economic and market conditions.

We identified the valuation of certain FCC licenses during the annual impairment assessment as a critical audit matter. The principal considerations for our determination were the significant judgments by management when developing the fair value of the licenses, primarily due to the sensitivity of the respective fair values to the underlying assumptions applied in the Greenfield method. Auditing the valuation of certain FCC licenses during the annual impairment assessment involved especially challenging and subjective auditor judgment due to the nature and extent of the audit effort required to address this matter, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of the significant assumptions used by management by comparing the forecasts of future revenue, margins, and market share to third-party industry projections for the broadcast industry, where applicable, and historical results when third-party projections are not available and;

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

Accounting for Issuance and Repayment of Senior Secured Notes

As described in Note 8 to the consolidated financial statements, on January 6, 2021, the Company completed the private offering and sale of $550.0 million aggregate principal amount of senior secured notes due 2026 (the “2026 Notes”), the proceeds of which, together with cash on hand, were used to repay: (i) all outstanding borrowings under the 2015 senior secured credit facility, which included a seven year $275.0 million term loan facility with $272.4 million principal amount outstanding and $2.1 million in accrued interest, (ii) all of the outstanding $273.4 million of principal amount of Unsecured Senior Notes due in 2023 (the “2023 Notes”), a prepayment premium of $4.4 million, and $5.1 million in accrued interest, and (iii) fees and expenses related thereto.

The Company incurred approximately $13.6 million of fees and expenses in connection with the issuance of the 2026 Notes, of which approximately $9.4 million were capitalized and are being amortized over the remaining term of the 2026 Notes using the effective interest method. The Company recognized a $4.9 million loss on the early extinguishment of debt, comprised of a $3.1 million portion of the 2023 Notes prepayment premium and the write-off of $1.8 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the senior secured credit facility and 2023 Notes. The Company recognized a $1.1 million loss on the modification of Terms Loans and 2023 Notes, which is primarily related to a portion of fees and expenses incurred related to the issuance of the 2026 Notes.

We identified the accounting for the issuance of the 2026 Notes and related repayment of the 2023 Notes as a critical audit matter. The principal considerations for our determination were (1) the complexity of the application of the technical accounting guidance in determination of whether the 2023 Notes were modified or extinguished for each lender who was a part of the syndicate of lenders participating in both the 2023 and 2026 senior secured notes, (2) the complexity of recalculating the losses on debt extinguishment and modification on a lender by lender basis, and (3) the complexity of the application of the technical accounting guidance in determining the existence of any derivatives that may require separate accounting under applicable accounting guidance. Auditing these elements involved especially challenging and complex auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management’s analysis and application of the technical accounting guidance applicable to the issuance of the 2026 Notes, including:

◦Inspecting and reviewing the terms of all relevant legal and other documents supporting the transaction;

◦Assessing the existence of any derivatives that may require separate accounting under applicable accounting guidance.

•Evaluating management’s analysis and application of the technical accounting guidance applicable to the repayment of the 2023 Notes, including:

◦Recalculating the lender by lender assessment of whether the 2023 Notes were modified or extinguished;

◦Recalculating the losses recognized on debt extinguishment and modification;

•Utilizing personnel with specialized knowledge and skills in the relevant technical accounting areas to assist in evaluating the issuance of the 2026 Notes and repayment of the 2023 Notes to determine the appropriateness of the Company’s evaluation and application of the relevant accounting guidance.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

New York, New York
March 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York

Opinion on Internal Control over Financial Reporting

We have audited Townsquare Media, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and financial statement schedule listed in the accompanying index and our report dated March 16, 2022 expressed an unqualified opinion thereon.

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
/s/ BDO USA, LLP
New York, New York
March 16, 2022

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	At December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$50,505	$83,229
Accounts receivable, net of allowance of $6,743 and $7,051, respectively	57,647	58,634
Prepaid expenses and other current assets	12,086	12,428
Total current assets	120,238	154,291

Property and equipment, net	106,717	111,871
Intangible assets, net	278,265	281,160
Goodwill	157,947	157,947
Investments	18,217	11,501
Operating lease right-of-use-assets	42,996	48,290
Other assets	1,437	2,948
Restricted cash	494	494
Total assets	$726,311	$768,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,676	$9,056
Deferred revenue	10,208	8,847
Accrued compensation and benefits	14,411	12,462
Accrued expenses and other current liabilities	22,512	21,524
Operating lease liabilities, current	7,396	7,517
Accrued interest	15,754	6,350
Total current liabilities	75,957	65,756
Long-term debt, net of deferred financing costs of $8,479 and $2,369, respectively	541,521	543,428
Deferred tax liability	20,081	10,326
Operating lease liability, net of current portion	38,743	44,661
Other long-term liabilities	425	3,576
Total liabilities	676,727	667,747

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 12,573,654 and 14,436,065 shares issued and outstanding, respectively	126	144
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 2,966,669 shares issued and outstanding, respectively	8	30
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,461,341 and 1,636,341 shares issued and outstanding, respectively	35	17
Total common stock	169	191
Additional paid-in capital	302,724	369,672
Accumulated deficit	(256,635)	(272,602)
Non-controlling interest	3,326	3,494
Total stockholders’ equity	49,584	100,755
Total liabilities and stockholders’ equity	$726,311	$768,502
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2021	2020

Net revenue	$417,957	$371,338

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	288,302	282,347
Depreciation and amortization	19,098	20,107
Corporate expenses	24,542	26,885
Stock-based compensation	3,718	2,084
Transaction costs	4,459	2,653
Business realignment costs	846	3,089
Impairment of long-lived and intangible assets	1,913	109,058
Net loss on sale and retirement of assets	601	83
Total operating costs and expenses	343,479	446,306
Operating income (loss)	74,478	(74,968)
Other expense (income):
Interest expense, net	39,846	31,420
Loss (gain) on extinguishment and modification of debt	5,997	(1,159)
Other income, net	(500)	(820)
Income (loss) from operations before tax	29,135	(104,409)
Income tax provision (benefit)	10,351	(23,858)
Net income (loss)	$18,784	$(80,551)

Net income (loss) attributable to:
Controlling interests	16,736	(82,470)
Non-controlling interests	2,048	1,919
Net income (loss)	18,784	(80,551)

Basic income (loss) per share:
Continuing operations attributable to common shares	$0.90	$(4.46)
Continuing operations attributable to participating shares	$0.90	$0.08

Diluted income (loss) per share:	$0.79	$(4.46)

Weighted average shares outstanding:
Basic attributable to common shares	16,836	18,647
Basic attributable to participating shares	1,747	8,978
Diluted	21,241	18,647

Cash dividend declared per share	$—	$0.075
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$18,784	$(80,551)
Adjustments to reconcile loss from continuing operations to net cash flows from operating activities
Depreciation and amortization	19,098	20,107
Amortization of deferred financing costs	1,731	1,566
Non-cash lease income	(186)	(24)
Net deferred taxes and other	9,755	(24,206)
Provision for doubtful accounts	3,921	6,970
Stock-based compensation expense	3,718	2,084
Trade activity, net	(10,933)	(8,740)
Loss (gain) on extinguishment and modification of debt	5,997	(1,159)
Gain on insurance recoveries	(362)	(1,206)
Write-off of deferred financing costs	—	79
Gain on lease settlement	(233)	—
Impairment of long-lived and intangible assets	1,913	109,058
Gain on sale of investment and investment related transactions	(446)	—
Net loss on sale and retirement of assets	601	83
Unrealized gain on investment	(132)	—
Restructuring and other non-cash charges	466	—
Other	22	30
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,070)	171
Prepaid expenses and other assets	1,407	(3,143)
Accounts payable	(3,350)	(5,141)
Accrued expenses	6,947	11,628
Accrued interest	9,404	1,792
Other long-term liabilities	(3,876)	2,480
Net cash provided by operating activities - continuing operations	61,176	31,878
Net cash used in operating activities - discontinued operations	(33)	(390)
Net cash provided by operating activities	61,143	31,488
Cash flows from investing activities:
Purchase of property and equipment	(12,423)	(14,948)
Purchase of investments	(278)	(400)
Acquisition of intangibles	—	(241)
Proceeds from insurance recoveries	362	1,396
Proceeds from sale of investments and investment related transactions	716	—
Proceeds from sale of assets	985	157
Net cash used in investing activities	(10,638)	(14,036)
Cash flows from financing activities:
Repayment of term loans	(272,381)	(9,951)
Repurchase of 2023 Notes	(273,416)	(3,573)
Proceeds from the issuance of 2026 Notes	550,000	—
Prepayment fee on 2023 Notes	(4,443)
Deferred financing costs	(9,177)	—
Repurchase of Oaktree securities	(80,394)	—
Transaction costs related to Oaktree securities repurchase	(1,556)	—
Borrowings under the revolving credit facility	—	50,000
Repayment of borrowings under the revolving credit facility	—	(50,000)
Dividend payments	(60)	(4,201)
Proceeds from stock options exercised	11,893	49
Repurchase of stock	(1,400)	—
Cash distribution to non-controlling interests	(2,216)	(1,165)
Repayments of capitalized obligations	(79)	(49)
Net cash used in financing activities	(83,229)	(18,890)
Cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(32,724)	(1,438)
Beginning of period	83,723	85,161
End of period	$50,999	$83,723
See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)

	Year Ended December 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$28,701	$28,516
Income taxes	595	1,561

Supplemental Disclosure of Non-cash Activities:
Investments acquired in exchange for advertising (1)	$6,576	$2,827
Property and equipment acquired in exchange for advertising (1)	2,522	4,811
Investments rights acquired in exchange for advertising	79	906
Accrued capital expenditures	99	69
Deferred payment for software licenses	—	853
Accrued transaction costs	—	860
Dividends declared, but not paid during the period	—	22

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$10,175	$10,988
Right-of-use assets obtained in exchange for operating lease obligations	$2,690	$10,717

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$50,505	$83,229
Restricted cash	494	494
	$50,999	$83,723

(1) Represents total advertising services provided by the Company in exchange for equity interests and property and equipment acquired during each of the years ended December 31, 2021 and 2020, respectively.

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Non-controlling Interest	Total
Balance at December 31, 2019	14,314,092	3,011,634	1,636,341	8,977,676	$190	$367,540	$(188,034)	$2,740	$182,436
Net (loss) income	—	—	—	—	—	—	(82,470)	1,919	(80,551)
Dividend declared	—	—	—	—	—	—	(2,098)	—	(2,098)
Common stock issued under exercise of stock options	5,646	—	—	—	—	49	—	—	49
Issuance of restricted stock	71,362	—	—	—	1	(1)	—	—	—
Conversion of common shares	44,965	(44,965)	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	2,084	—	—	2,084
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	(1,165)	(1,165)
Balance at December 31, 2020	14,436,065	2,966,669	1,636,341	8,977,676	$191	$369,672	$(272,602)	$3,494	$100,755
Net income	—	—	—	—	—	—	16,736	2,048	18,784
Conversion of common shares (1)	(1,825,000)	—	1,825,000	—	—	—	—	—	—
Common stock issued under exercise of stock options	1,483,689	—	—	—	15	11,878	—	—	11,893
Issuance of restricted stock	11,428	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	3,718	—	—	3,718
Repurchase of securities (2)	(1,595,224)	(2,151,373)	—	(8,814,980)	(38)	(81,912)	—	—	(81,950)
Share repurchases (3)	(100,000)	—	—	—	(1)	(630)	(769)	—	(1,400)
Warrants exercised (4)	162,696	—	—	(162,696)	2	(2)	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	(2,216)	(2,216)
Balance at December 31, 2021	12,573,654	815,296	3,461,341	—	$169	$302,724	$(256,635)	$3,326	$49,584

(1) On February 3, 2021, a direct holder of Class C Common Stock converted 800,000 shares into equal number of Class A Common Stock. On May 13, 2021, a direct holder of Class A Common Stock converted 2,625,000 shares into an equal number of Class C Common Stock. Except as expressly provided in our certificate of incorporation, the Class A common stock, Class B common stock and Class C common stock have equal economic rights and rank equally, share ratably and are identical in all respects as to all matters. Class C common stock is not redeemable, but is convertible 1:1 (including automatically upon certain transfers) into Class A common stock.

(2) On March 9, 2021, the Company repurchased all outstanding securities held by certain affiliates of Oaktree Capital Management L.P. (“Oaktree”), including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants. For further discussion on the repurchase, see Note 11, Stockholders' Equity, in our Notes to Consolidated Financial Statements.

(3) See Note 11, Stockholders' Equity, in our Notes to Consolidated Financial Statements for further discussion related to the share repurchase.

(4) See Note 11, Stockholders' Equity, in our Notes to Consolidated Financial Statements for further discussion related to warrants exercised.

See Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Nature of Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S.. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 26,800 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 330 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 321 local terrestrial radio stations in 67 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

As local public health conditions improved, we experienced recoveries throughout 2021 in advertising revenue, following the sequential improvements we observed during each of the third and the fourth quarters of 2020. Throughout 2021, we continued the precautionary measures that were instituted in 2020 to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts such as the temporary suspension of the Company’s match on employee contributions to the Company’s defined contribution plan, the deferral of the payment of certain payroll taxes until December 31, 2021 and 2022 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and controlling non-essential capital expenditures. Additionally, our board of directors determined to cease payment of quarterly cash dividends, following the payment of our 2020 first quarter dividend of $2.1 million, paid on May 15, 2020. Effective January 1, 2022, we reinstated our match on employee contributions to the Company’s defined contribution plan at twenty-five cents for each dollar contributed up to the first 4% of eligible compensation (for a total match of 1% of employee contributions).

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

Segment Reporting: The Company’s operations are organized internally by the types of products and services provided. In December of 2021, the Company changed its reporting segments in order to reflect its strategic focus, organizational structure and the information reviewed by its CODM as a digital media and digital marketing solutions company with market leading radio stations, represented by three segments: Subscription Digital Marketing Solutions, which includes the results of the Company’s subscription digital marketing solutions business, Townsquare Interactive; Digital Advertising, which includes digital advertising on its owned and operated digital properties and its digital programmatic advertising platform; and Broadcast Advertising, which includes our local, regional and national advertising products and solutions delivered via terrestrial radio broadcast, and other miscellaneous revenue that is associated with its broadcast advertising platform. The remainder of the Company’s business is reported in the Other category, which includes its owned and operated live events. The Company has presented segment information for the year ended December 31, 2020 in conformity with the current year’s segment information.

The Company’s activities are predominately within the United States, which represents one geographic region for segment reporting. The Company does not have any material inter-segment sales. See Note 13, Segment Reporting, in our Notes to Consolidated Financial Statements for further information.

Reclassification of non-cash lease (income) expense: The presentation of non-cash lease (income) expense as a component of adjustments to reconcile net loss to net cash flows provided by operating activities for the year ended December 31, 2020, has been reclassified to conform with the current period's presentation. The reclassification had no impact on net cash provided by operating activities.

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

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk is limited due to the large number of customers comprising the Company’s customer base and their dispersion across several different geographic areas of the country. No single customer accounts for more than approximately 1% of revenue for the years ended December 31, 2021 and 2020.

Cash and cash equivalents: The Company maintains its cash balances principally at large financial institutions throughout the United States. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2021 and 2020, cash equivalents were comprised of money market funds of $44.2 thousand and $55.6 million, valued using Level 1 inputs.

Restricted cash: Restricted cash includes the collateral account for the Company’s corporate credit cards and a stand-by letter of credit issued in favor of a landlord for one of our leases, and are classified in non-current assets in the Consolidated Balance Sheets. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash. We had restricted cash of $0.5 million as of December 31, 2021 and 2020, respectively.

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

Depreciation expense on property and equipment is recorded using the straight-line method. The estimated useful lives for depreciation are as follows:

Property Type	Depreciation Period in Years
Buildings and improvements	10 to 39 years
Broadcasting equipment	3 to 20 years
Computer and office equipment	3 to 5 years
Furniture and fixtures	5 to 10 years
Transportation equipment	2 to 5 years
Software development costs	1 to 3 years
Leasehold improvements	Shorter of the economic useful life or remaining term of lease assuming likely renewal periods, as appropriate

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

Software Development Costs: In accordance with Accounting Standards Codification (“ASC”) Topic 350, Internally Developed Software, we incurred and capitalized software development costs of $4.1 million and $4.7 million during each of the years ended December 31, 2021 and 2020, respectively. Certain costs incurred for software development during the application development stage are capitalized while costs incurred during the preliminary and post-implementation stages are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life. Software development costs consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the development and localization of products and services.

Intangible Assets: Intangible assets consist principally of Federal Communication Commission (“FCC”) broadcast licenses and other definite-lived intangible assets. FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at minimal cost. The weighted average time to renewal of our FCC licenses is 7.1 years as of December 31, 2021. FCC licenses, which have been recorded at their estimated fair value as of the date of acquisition, have an indefinite useful life and therefore are not amortized. The fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Costs associated with other definite-lived intangible assets are being amortized using the straight-line method over their estimated remaining useful lives, which range from 2 to 10 years, as of December 31, 2021.

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

We utilized a discounted cash flow method to perform our impairment test. Under this method, the income that is attributable to each FCC license is isolated and is based upon modeling a hypothetical “greenfield” build-up to a “normalized” enterprise that, by design, lacks inherent goodwill and assumes that the only asset of the hypothetical start-up business is the license. It is assumed that rather than acquiring indefinite-lived intangible assets as part of a going concern business, the buyer hypothetically develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch. Thus, the buyer incurs start-up costs during the build-up phase which are normally associated with going concern value. Initial capital costs are deducted from the discounted cash flow model which results in value that is directly attributable to the indefinite-lived intangible assets. The cash flows generated in the greenfield method are presumed to emanate from the one asset, or the FCC license, that exists at time zero. This cash flow stream is discounted to arrive at a value for the FCC license.

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

Below are some of the key assumptions used in our 2021 impairment assessments:

	December 31, 2021
Discount Rate	9.9% - 10.1%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.5%	96.0%
Operating Profit Margin	18.0%	48.0%

Below are some of the key assumptions used in our 2020 impairment assessments:

	December 31, 2020
Discount Rate	10.4% - 11.4%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.6%	96.0%
Operating Profit Margin	18.0%	48.0%

* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the Company’s annual impairment evaluation of its FCC licenses performed at December 31, 2021 we incurred impairment charges of $1.7 million for FCC licenses in 1 of our 67 local markets for the year ended December 31, 2021.

Based upon interim impairment evaluations of our FCC licenses performed at June 30, 2020 and March 31, 2020, we incurred impairment charges of $28.7 million and $78.4 million, respectively, for FCC licenses in 35 and 46, respectively, of our 67 local markets for the three months ended June 30, 2020 and March 31, 2020, respectively, representing total FCC impairment charges of $107.1 million for the year ended December 31, 2020. Charges related to the impairment of the Company’s FCC licenses are included in our Broadcast Advertising segment results.

Assumptions used to estimate the fair value of our FCC licenses are dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenues experience actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and it is possible the Company will recognize additional impairment charges.

Goodwill: The acquisition method of accounting requires that the excess of purchase price paid over the estimated fair value of identifiable tangible and intangible net assets of acquired businesses be recorded as goodwill. Under the provisions of ASC Topic 350, Intangibles-Goodwill and Other, goodwill is not amortized, but is reviewed for impairment at least on an annual basis at December 31st, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

The Company evaluates goodwill for impairment at the reporting unit level and has determined appropriate reporting units. The most significant reporting is comprised of the components representing the local advertising businesses of all geographic markets, “Local Advertising”, which are aggregated into one reporting unit for testing. Our other reporting units include: (i) national digital assets, “National Digital”, which consists of music and entertainment focused national websites, (ii) Townsquare Ignite, our digital programmatic advertising platform, (iii) Amped, which is our owned and operated network of digital brands, made up of over 330 websites and 350 mobile applications (iv) Analytical Services, which is an attribution and analytics platform dedicated to tracking broadcast media, (v) Townsquare Interactive, which is our subscription based digital marketing solutions offered to small and mid-sized local and regional businesses in markets outside the top 50 in the United States, and (vi) Live Events, which includes the operations of our national events including other expos, lifestyle and active events which occur outside of our 67 distinct markets.

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

For 2021, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2021, including goodwill. Based upon such assessment, we determined that it was more likely than not that the fair value of each of our reporting units exceeded their respective carrying amounts. The fair values of our National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 703%, 164%, 281%, 497% and 117%, respectively. The fair values of each of our reporting units were determined using a weighted average market and income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, capital expenditures, and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 7.9% - 16.3% with perpetual growth rates ranging from (2.8)% to 9.0%.

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

See Note 6, Goodwill and Other Intangible Assets, Net, for further details related to the results of our impairment testing for each of the years ended December 31, 2021 and 2020, respectively.

Investments: Long-term investments primarily consists of minority holdings in early-stage businesses. As management does not exercise significant control over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial valuation of the equity securities were based upon a combination of valuation analysis using observable inputs categorized as Level 2 and performing discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. In accordance with ASC 321, Investments - Equity Securities, the Company measures its equity securities at cost minus impairment, as the investments do not qualify for the net asset value per share practical expedient. The Company monitors its investments for any subsequent observable price changes in orderly transactions for the identical or a similar investment of the same investee, at which time the Company adjusts the then current carrying values of the related investment. On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. As a result, the Company's investment was no longer measured at cost minus impairment and the carrying value of the investment is measured at its fair value with changes in fair value reflected in net income. Additionally, the Company evaluates its investments for any indicators of impairment. For the year ended December 31, 2021 and 2020, the Company recorded no impairment charges.

See Note 7, Investments, for further details related to the Company's investments.

Deferred Financing Costs: Deferred financing costs related to the issuance of debt are capitalized and are amortized over the life of the instrument in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period (the interest method). The amortization of these costs is recorded as interest expense, net in the Consolidated Statements of Operations. Unamortized deferred financing costs as of December 31, 2021 and 2020 have been deducted from the long-term debt balance in the Consolidated Balance Sheets.

Impairment of Long-Lived Assets: Long-lived assets (including property, equipment and intangible assets subject to amortization) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset group. If it were determined that the carrying amount of an asset was not recoverable, an impairment loss would be recorded. The Company determines the fair value of its long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. The fair value of assets held for sale is determined in the same manner as described for assets held and used. There were $0.1 million non-cash impairment charges related to long-lived assets for the twelve months ended December 31, 2021. We recognized total impairment charges related to long-lived assets in certain markets during the year ended December 31, 2020 of $2.0 million. Long-lived asset impairment charges are included in caption Impairment of long-lived and intangible assets, in the Company’s Consolidated Statements of Operations.

Business Realignment Costs: As part of the Company’s COVID-19 response, the Company instituted immediate actions to address the potential financial impacts of the pandemic, one of which included reducing our workforce through the termination or layoff of approximately 135 full-time employees in 2020.

The Company recorded the following business realignment costs for the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Compensation costs	$184	$2,648
Other	662	441
Total	$846	$3,089

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

Revenue Recognition: Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Subscription digital marketing solutions revenue, under the brand name Townsquare Interactive, is recognized as a contract liability until the terms of a customer contract are satisfied, which generally occurs with the transfer of control as the Company satisfies its contractual performance obligation over time. Digital revenue is derived primarily from the sale of internet-based advertising campaigns to local, regional, and national advertisers and is recognized over the duration of the campaigns. Live events revenue and other non-broadcast advertising revenue are recognized as events are conducted. Deferred revenue consists primarily of digital subscriptions in which payment is received in advance of the service month and advance ticket sales on events scheduled to take place at dates in the future.

Trade Advertising: Trade Advertising (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from trade advertising is recognized when advertisements are broadcast. Merchandise or services received is charged to expense when received or utilized. If merchandise or services are received prior to the broadcast of the advertising, a liability is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Total revenues recognized related to trade advertising were $17.4 million and $17.7 million for the years ended December 31, 2021 and 2020, respectively.

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

As of December 31, 2021, the Company operated one non-owned radio station under an LMA. The total net revenue for the contractual portion of the LMA of the radio station and its total expenses for the contractual portion of the LMA were immaterial.

Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose estimated fair values for its financial instruments. Management has reviewed its cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and has determined that their carrying values approximate their fair value due to the short maturity of these instruments. The fair value of the Company’s long-term debt is disclosed in Note 8, Long-Term Debt.

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

Advertising and Promotion Costs: Costs of media advertising (including barter) and associated production costs are expensed to direct operating expenses the first time the advertising takes place. The Company recorded advertising expenses of $0.4 million and $0.6 million, for the years ended December 31, 2021 and 2020, respectively.

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

The Company follows the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The Company’s Federal income tax returns and various state tax returns remain subject to examination by taxing authorities for all years after 2017.

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

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Additionally, from time to time the Company is engaged in various legal proceedings related to its intellectual property, employees or other matters. Although such matters are subject to many uncertainties and outcomes are not predictable with assurance, as of December 31, 2021 and 2020, management does not believe any such matters are material to the Company’s consolidated results of operations or financial condition.

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

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands):

	Year Ended December 31, 2021
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$81,792	$116,841	$211,355	$4,471	$414,459
Political	—	—	3,498	—	3,498
Net Revenue	$81,792	$116,841	$214,853	$4,471	$417,957

	Year Ended December 31, 2020
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$70,360	$96,969	$185,524	$2,479	$355,332
Political	—	—	16,006	—	16,006
Net Revenue	$70,360	$96,969	$201,530	$2,479	$371,338

Revenue from contracts with customers is recognized as an obligation until the terms of a customer contract are satisfied; generally this occurs with the transfer of control as we satisfy contractual performance obligations over time. Our contractual performance obligations include the performance of digital marketing solutions, placement of internet-based advertising campaigns, broadcast of commercials on our owned and operated radio stations, and the operation of live events. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are at a fixed price at inception and do not include any variable consideration or financing components by normal course of business practice. Sales, value add, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.

The primary sources of net revenue are the sale of digital and broadcast advertising solutions on our owned and operated websites, radio stations’ online streams, and mobile applications, radio stations, and on third party websites through our in-house digital programmatic advertising platform. Through our digital programmatic advertising platform, we are able to hyper-target audiences for our local, regional and national advertisers by combining first and third party audience and geographic location data, providing them the ability to reach a high percentage of their online audience. Ignite delivers these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We also offer subscription digital marketing solutions under the brand name Townsquare Interactive to small and mid-sized local and regional businesses in markets outside the top 50 across the United States, including the markets in which we operate radio stations. Our digital marketing solutions include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, social media management, and website retargeting.

Political net revenue includes the sale of advertising for political advertisers. Contracted performance obligations under political contracts consist of the broadcast and placement of digital advertisements. Management views political revenue separately based on the episodic nature of election cycles and local issues calendars.

Net revenue for digital and broadcast advertisements are recognized as the contractual performance obligations for Townsquare services are satisfied. We measure progress towards the satisfaction of our contractual performance obligations in accordance with the contractual arrangement. We recognize the associated contractual revenue as delivery takes place and the right to invoice for services performed is met.

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	December 31, 2021	December 31, 2020
Receivables	$57,647	$58,634
Short-term contract liabilities (deferred revenue)	$10,208	$8,847
Contract acquisition costs	$5,428	$4,824

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

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of December 31 30, 2021, and December 31, 2020, the balance in the contract liabilities was $10.2 million and $8.8 million, respectively. The increase in our contract liabilities balance from December 31, 2020 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $7.7 million of recognized revenue for the year ended December 31, 2021. For the year ended December 31, 2020, we recognized $6.8 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the year ended December 31, 2021.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of December 31, 2021 and 2020, we had a balance of $5.4 million and $4.8 million in capitalized contract acquisition costs and recognized $4.3 million and $2.7 million of amortization during the year ended December 31, 2021 and 2020, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the years ended December 31, 2021 or 2020, respectively.

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

Note 4. Acquisitions

There were no acquisitions for the year ended December 31, 2021. On October 9, 2020, Townsquare Media Duluth, LLC closed on the acquisition of the assets associated with the radio broadcast station WWAX-FM for $0.4 million. All consideration for the acquisition was paid with cash on hand.

Note 5. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Land and improvements	$20,558	$21,512
Buildings and leasehold improvements	55,192	54,471
Broadcast equipment	95,962	90,324
Computer and office equipment	21,819	20,480
Furniture and fixtures	22,130	21,657
Transportation equipment	20,427	19,918
Software development costs	34,776	30,721
Total property and equipment, gross	270,864	259,083
Less: Accumulated depreciation and amortization	(164,147)	(147,212)
Total property and equipment, net	$106,717	$111,871

Depreciation and amortization expense for property and equipment was $18.0 million and $19.1 million for the years ended December 31, 2021 and 2020, respectively.

The Company recorded $0.1 million in impairment charges related to long-lived assets for the year ended December 31, 2021. On March 7, 2021 the Company sold a portion of land in Portsmouth, NH, recognizing a $0.6 million net loss on sale. On June 7, 2021, the Company sold a building and portion of land in the Boise, ID market for $0.6 million, an amount consistent with its current net carrying value.

For the year ended December 31, 2020, the Company recorded $1.2 million in non-cash impairment charges, primarily related to long-lived assets within the San Angelo, TX market and the Live Events business.

The Company had no material right of use assets related to it finance leases as of December 31, 2021 and 2020.

Note 6. Goodwill and Other Intangible Assets, Net

Indefinite-lived assets consist of goodwill and FCC broadcast licenses. FCC licenses represent a substantial portion of the Company’s total assets. The FCC licenses are renewable in the ordinary course of business, generally for a maximum of eight years. The fair value of FCC licenses is primarily dependent on the future cash flows of the radio markets and other assumptions, including, but not limited to, forecasted revenue growth rates, profit margins and a risk-adjusted discount rate. The Company has selected December 31st as the annual testing date.

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in forecasted traditional broadcast revenue in the markets in which we operate in, as they recover from the COVID-19 pandemic, the Company quantitatively evaluated the fair value of its FCC licenses at March 31, 2021 and December 31, 2021. Based on the results of the Company’s interim impairment evaluation of its FCC licenses performed at March 31, 2021, the Company incurred no impairment charges during the first quarter of 2021. Based on the results of the Company’s annual impairment evaluation of its FCC licenses performed at December 31, 2021 we incurred impairment charges of $1.7 million for FCC licenses in 1 of our 67 local markets. The $1.7 million impairment charge recorded during the year ended December 31, 2021 was driven by a change in the assumption for market revenue growth rates due to the availability of market data for the affected market.

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

Charges related to the impairment of the Company’s FCC licenses are included in the Broadcast Advertising segment results.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 150-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $99.4 million which would have resulted in an additional impairment charge of $5.5 million as of December 31, 2021. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences actual or anticipated declines, including as a result of the COVID-19 pandemic, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

In December of 2021, the Company changed its reporting segments in order to reflect its strategic focus, organizational structure and the information reviewed by its CODM as a digital media and digital marketing solutions with market leading radio stations, represented by three segments: Subscription Digital Marketing Solutions, Digital Advertising and Broadcast Advertising. The remainder of our business is reported in the Other category, which includes the results of our live events business. As there was no change to the Company’s identified reporting units, goodwill was not reallocated as a result of the change in segments.

For 2021, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. Based upon such assessment, the Company determined that the fair value of the following reporting units exceeded their respective carrying amounts as of December 31, 2021. The fair values of our National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive, and Live Events reporting units were in excess of their respective carrying values by approximately 703%, 164%, 281%, 497% and 117%, respectively.

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

As of December 31, 2021, the goodwill balances remaining for each of our reporting units were as follows (amounts in thousands):

	Goodwill at December 31, 2021	Goodwill at December 31, 2020
Reporting Unit:
Local Advertising	$—	$—
National Digital	8,273	8,273
Townsquare Ignite	66,378	66,378
Amped	—	—
Analytical Services	2,313	2,313
Townsquare Interactive	77,000	77,000
Live Events	3,983	3,983
Balance	$157,947	$157,947

The fair values of each of our reporting units were determined using a weighted average market and income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 7.9% - 16.3% with perpetual growth rates ranging from (2.8)% to 9.0%.

The following table presents changes in goodwill by segment during each of the two years ended December 31, 2021 and 2020, respectively (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Balance at December 31, 2019 (1)	$77,000	$—	$76,964	$3,983	$157,947

Balance at December 31, 2020	$77,000	$—	$76,964	$3,983	$157,947

Realignment of goodwill	—	76,964	(76,964)	—	$—

Balance at December 31, 2021	$77,000	$76,964	$—	$3,983	$157,947

(1) The aggregate goodwill balance as of December 31, 2019 is net of (i) a $69.0 million non-cash goodwill impairment charge related to the local advertising businesses reporting unit in the fourth quarter of 2019; (ii) $48.9 million of accumulated impairment charges incurred in 2017, of which $39.9 million was included as a component of discontinued operations and $9.1 million of which related to the 2017 strategic review and restructuring of our entertainment business; and (iii) a $4.1 million write-off of goodwill was recorded in 2017 in connection with business realignments within the entertainment business.

The following tables present details of intangible assets as of December 31, 2021 and 2020, respectively (in thousands):

	December 31, 2021
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$275,321	$—	$275,321
Customer and advertising relationships	2	6,540	(5,447)	1,093
Leasehold interests	10	1,085	(1,000)	85
Tower space	2	454	(445)	9
Trademarks	8	2,598	(1,315)	1,283
Software License Fees	2	853	(379)	474
Total		$286,851	$(8,586)	$278,265

	December 31, 2020
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$277,013	$—	$277,013
Customer and advertising relationships	3	6,540	(4,793)	1,747
Leasehold interests	11	1,085	(970)	115
Tower space	3	454	(439)	15
Trademarks	9	2,761	(1,218)	1,543
Software License Fees	3	853	(126)	727
Total		$288,706	$(7,546)	$281,160

Amortization expense for definite-lived intangible assets for each of the years ended December 31, 2021 and 2020 was $1.1 million and $1.0 million, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2021 is as follows (in thousands):

2022	$1,101
2023	837
2024	168
2025	168
2026	168
Thereafter	502
$2,944

Note 7. Investments

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

During the year ended December 31, 2021, the Company made two new investments in businesses for $1.1 million and acquired an additional $5.3 million and $0.5 million in additional interests in two existing investees, respectively. There were no impairment charges recorded for the year ended December 31, 2021 and 2020.

In May of 2021 the Company realized a gain in the amount of $0.3 million following the private acquisition of one of its investees.

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. As a result, the Company's investment was no longer measured at cost minus impairment and the carrying value of the investment is measured at its fair value with changes in fair value reflected in net income.

Based on the market price of the investee's common stock as of December 31, 2021, the fair value of the Company's investment in the common stock of the investee was approximately $3.4 million, resulting in a total unrealized net gain of $0.1 million during 2021 included as a component of other income. Additionally, the Company received a $0.2 million cash payment in connection with the completion of the transactions related to the investee's registration of its common stock. The fair value of the investee's common stock as of December 31, 2021, was based upon quoted prices (unadjusted) in active markets for identical equity securities, Level 1 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Note 8. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
2026 Notes	$550,000	$—
2023 Notes	—	$273,416
Term Loans	—	272,381
Debt before deferred financing costs	550,000	545,797
Deferred financing costs	(8,479)	(2,369)
Total long-term debt	$541,521	$543,428

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

The Company incurred approximately $13.6 million of fees and expenses in connection with the issuance of the 2026 Notes, of which approximately $9.4 million were capitalized and are being amortized over the remaining term of the 2026 Notes using the effective interest method at an effective rate of 7.2%. The Company recognized a $4.9 million loss on the early extinguishment of debt, comprised of a $3.1 million portion of the 2023 Notes prepayment premium and the write-off of $1.8 million of unamortized debt discount and deferred financing fees previously capitalized in connection with the senior secured credit facility and 2023 Notes. The Company recognized a $1.1 million loss on the modification of Terms Loans and 2023 Notes, which is primarily related to a portion of fees and expenses incurred related to the issuance of the 2026 Notes.

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

During the year ended December 31, 2020, the Company voluntarily repurchased $4.7 million of its 2023 Notes at a market price below par, plus accrued interest and recognized a gain of $1.2 million. The Company wrote-off approximately $0.1 million of unamortized deferred financing costs in connection with the voluntary repurchase of its 2023 Notes. The repurchased notes were canceled by the Company. Based on the results of operations for the year ended December 31, 2019 we were required to make an excess free cash flow payment under the terms of its revolving credit facility of $9.9 million. The payment was made on June 15, 2020. On March 17, 2020, the Company borrowed $50.0 million under its revolving credit facility, which was repaid on June 5, 2020.

The Company was in compliance with its covenants under the 2026 Notes indenture as of December 31, 2021.

As of December 31, 2021 and 2020, based on available market information, the estimated fair value of the 2026 and 2023 Notes was $583.0 million and $278.2 million, respectively. As of December 31, 2020 the estimated fair value of the Term Loans was $272.4 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of December 31, 2021 are as follows (in thousands):

2022	$—
2023	—
2024	—
2025	—
2026	$550,000

Note 9. Lease and Other Commitments

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

Total rental expense, including costs incurred for live events such as venue and equipment rentals, for our operating leases was $11.6 million and $12.0 million for the years ended December 31, 2021 and 2020, respectively, and is included in Income from operations. During the year ended December 31, 2020, the Company recognized $0.7 million in accelerated rent related to a facility in Princeton, NJ in connection with consolidating operations within the market.

In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") (the "Tower Sale"). The divested towers house antenna that broadcast certain of the Company’s radio stations. As part of this transaction, the Company leased a portion of the space on the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of twenty years and three optional 5-year renewal periods. The Company pays $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The ending balances of the prepaid rent asset and deferred gain, including the current portion of $0.2 million, as of December 31, 2021 and 2020 were $6.0 million and $6.2 million, respectively. The Company will continue to amortize these balances over the remaining lease term.

Weighted-average remaining lease term (in years) and discount rate related to leases were as follows:

Weighted Average Remaining Lease Term	December 31, 2021	December 31, 2020
Finance Leases	3.16 years	3.29 years
Operating leases	7.24 years	7.54 years
Weighted Average Discount Rate
Finance Leases	5.55%	6.15%
Operating leases	6.80%	7.02%

Maturities of lease liabilities for operating leases are as follows as of December 31, 2021 (in thousands):

2022	$9,575
2023	8,291
2024	7,362
2025	6,262
2026	4,158
Thereafter	16,168
Total operating lease payments	51,816
Less: imputed interest	(11,665)
Add: deferred gain sale leaseback transaction	5,988
Total	$46,139

Maturities of lease liabilities for financing leases are as follows as of December 31, 2021 (in thousands):

2022	$97
2023	61
2024	46
2025	24
2026	11
Thereafter	—
Total financing lease payments	239
Less: imputed interest	(19)
Total	$220

The components of lease costs recorded to operating and corporate expense where the short-term lease measurement and recognition exemption was not applied are as follows (dollars in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	$9,877	$11,035
Short-term lease cost	$33	$70
Variable lease cost	$7	$6
Total lease cost	$9,917	$11,111

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. (“Nielsen”), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of December 31, 2021 is approximately $7.9 million and is expected to be paid in accordance with the agreements through September 2023. In addition, the Company has aggregate commitments of $5.1 million for a business management platform through 2023.

Future expected payments under these agreements as of December 31, 2021 are as follows (in thousands):

2022	$9,391
2023	3,627
2024	—
2025	—
2026	—
Thereafter	—
Total purchase obligations	$13,018

Total payments made under these agreements were $9.6 million and $11.0 million for the years ended December 31, 2021 and 2020, respectively.

Note 10. Income Taxes

Income tax expense (benefit) from operations for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Current income tax expense
State	$596	$348
Total current income tax expense	$596	$348

Deferred tax expense (benefit)
Federal	$6,840	$(20,205)
State	2,915	(4,001)
Total deferred income tax expense (benefit)	9,755	(24,206)
Total income tax expense (benefit)	$10,351	$(23,858)

Total income tax expense (benefit) from operations differed from the amount computed by applying the federal statutory tax rate of 21% for the years ended December 31, 2021 and 2020, due to the following (in thousands):

	2021	2020
Pretax income (loss) at federal statutory rate	$6,118	$(21,926)
State income tax expense, net federal expense	2,244	(4,584)
Non-deductible items	1,528	272
Goodwill impairment	—	—
Adjustment of prior year deferred taxes	847	836
Change in valuation allowance	(368)	1,552
Other items	(18)	(8)
Total benefit for income taxes	$10,351	$(23,858)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2021 and 2020 are presented below (in thousands):

	2021	2020
Deferred tax assets:
Allowance for doubtful accounts	$1,751	$1,812
Accrued expenses and other current liabilities	657	534
Stock-based compensation	2,637	3,670
Property and equipment	1,929	2,011
Interest expense	11,379	7,579
Operating lease obligations	11,978	13,406
Non-current liabilities	3,075	4,623
Net operating loss and credit carryforwards	60,655	59,460
Foreign tax credits	385	385
	94,446	93,480
Less: valuation allowance	(55,070)	(55,438)
Deferred tax assets	39,376	38,042
Deferred tax liabilities:
Intangible assets	46,537	34,228
Operating lease right of use assets	11,162	12,407
Software development costs	1,758	1,733
Deferred tax liabilities	59,457	48,368
Net deferred tax liabilities	$(20,081)	$(10,326)

As of December 31, 2021, the Company has federal net operating loss carryforwards of approximately $171.9 million available to offset future income which will expire in the years 2022 through 2037, of which $41.2 million have an indefinite life. Approximately $50.4 million is applicable to Townsquare Radio, Inc. and can only be utilized against its future earnings (subject to further limitations under Section 382 of the Internal Revenue Code), and $80.3 million applicable to post IPO operations of the Company and can be utilized against future earnings without limitation through 2037. The Company has approximately $55.8 million of capital loss carryforwards which can be utilized through 2023. Additionally, the Company has various amounts of state net operating loss carry forwards expiring through 2041.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. At December 31, 2021 and 2020, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences.

The decrease in the valuation allowance of $0.4 million during the December 31, 2021 period, is primarily due to management’s conclusion in the period that an additional portion of the deferred tax assets will more than likely be realized. The increase in the valuation allowance of $1.6 million during the December 31, 2020 period, is primarily due to management’s conclusion in the period that an additional portion of the deferred tax assets will more than likely not be realized.

The Company has not recorded any unrecognized tax benefits as of December 31, 2021 and December 31, 2020. It is not expected that unrecognized tax benefits will materially change in the next 12 months.

Note 11. Stockholders’ Equity

The table below presents a summary, as of December 31, 2021, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	12,573,654	One vote per share.
Class B common stock	$0.01	50,000,000	815,296	Ten votes per share.[2]
Class C common stock	$0.01	50,000,000	3,461,341	No votes.[2]
Total		400,000,000	16,850,291
[1] Each of the shares of common stock have equal economic rights.
[2] Each share converts into one share of Class A common stock upon transfer or at the option of the holder, subject to certain conditions, including compliance with FCC rules.

The foregoing share totals include 151,725 shares of restricted Class A common stock, subject to vesting terms, but exclude 4,706,301 of Class A common stock and 3,670,509 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $4.79 and $10.08 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

Dividend Rights

Each holder of shares of our common stock will be entitled to receive equally, on a per share basis, such dividends and other distributions in cash, securities or other property of the Company as may be declared thereon by our Board of Directors from time to time out of assets or funds of the Company legally available therefor; provided, however, that in the event that such dividend is paid in the form of shares of common stock or rights to acquire common stock, the holders of Class A common stock shall receive Class A common stock or rights to acquire Class A common stock, as the case may be, the holders of Class B common stock shall receive Class B common stock or rights to acquire Class B common stock, as the case may be, and the holders of Class C common stock shall receive Class C common stock or rights to acquire Class C common stock, as the case may be. Following the economic circumstances and uncertainty created by the COVID-19 pandemic, our board of directors determined to cease payment of quarterly cash dividends. Any future determination to pay dividends will be at the discretion of our board of directors.

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

Stock Repurchase Agreement

On January 24, 2021, the Company entered into a stock repurchase agreement with certain affiliates of Oaktree Capital Management L.P. (“Oaktree”) to repurchase 606,484 shares of the Company’s Class A common stock, 2,151,373 shares of the Company’s Class B common stock, and 7,242,143 warrants to purchase Class A Common Stock. On March 9, 2021, the repurchase was consummated and the Company elected to repurchase all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants for an aggregate purchase price of $80.4 million, or $6.40 per security.

In connection with the closing under the stock repurchase agreement, on March 8, 2021, the Company and Oaktree entered into a settlement agreement (the “Settlement Agreement”), pursuant to which, among other things, the Company agreed to pay $4.5 million to Oaktree as follows: (i) $1.5 million on April 1, 2021; (ii) $1.0 million on July 1, 2021; (iii) $1.0 million on October 1, 2021; and (iv) $1.0 million on November 10, 2021. The Settlement Agreement also includes customary mutual releases from claims, demands, and damages related to the stock repurchase agreement. The $4.5 million due under the terms of the Settlement Agreement is reflected as a component of transaction costs for the year ended December 31, 2021. All amounts due under the terms of the Settlement Agreement were paid as of September 30, 2021.

Total consideration and fees in the aggregate amount of $82.0 million related to the repurchase of the shares and warrants from Oaktree are reflected as a reduction in capital during the year ended December 31, 2021. The shares were retired upon repurchase.

Stock Repurchase

On June 2, 2021, the Company repurchased 100,000 shares of Class A common stock from its Chief Executive Officer at a price of $14.00 per share. The shares were previously issued at a grant date fair value of $6.31. The difference between the grant date fair value and the repurchase price is reflected as an increase in accumulated deficit during the twelve months ended December 31, 2021.

Exercise of Warrants to Purchase Common Stock

On August 16, 2021, a warrant holder exercised 152,074 warrants at an exercise price of $0.0001 per share and received 152,074 shares of Class A common stock. On December 14, 2021, a warrant holder exercised 10,622 warrants in a cashless exercise transaction and received 10,622 shares of Class A common stock.

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

Amendment to 2014 Incentive Plan

On January 25, 2021, the board of directors determined that it was in the best interest of the Company and its stockholders to amend the Company’s 2014 Incentive Plan to increase the number of shares of common stock available for grant under the 2014 Incentive Plan from 12,000,000 shares to 27,000,000 shares (the “Amendment”). Subsequently, on January 25, 2021, the board of directors submitted the Amendment to certain stockholders affiliated with Oaktree for approval. By written consent delivered to the Company on January 27, 2021, the Oaktree-affiliated stockholders, representing approximately 52.4% of the voting power of the Company, approved the Amendment.

The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 27,000,000 shares. As of December 31, 2021, 16,624,382 shares were available for grant.

Employee Stock Purchase Plan

In September 2021, the Company’s board of directors approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). The Plan constitutes a sub-plan under the Townsquare Media, Inc. 2014 Omnibus Incentive Plan. Under the 2021 ESPP, eligible employees may authorize payroll deductions of at least 3% but no more than 15% of their current compensation of each payday during six months offering periods which commence on January 1 and July 1. Contributions are subject to an annual limitation of $25,000, and are used to purchase shares of Class A common stock at 90% of the fair market value of the Class A common stock on either the first or last day of an offering period, whichever is lower. The total number of shares purchased during each offering period may not exceed 2,000 shares per eligible participant and the total aggregate discount price for any calendar year may not exceed an annual limitation of $600,000. The first offering period for the ESPP commenced on January 1, 2022.

Stock Repurchase Plan

On December 16, 2021, the Board of Directors approved a stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a thirty-six month period. Repurchases of common stock under the repurchase plan may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources.

Stock Option Activity

During the year ended December 31, 2021, eligible option holders tendered 1,483,689 options to purchase 1,483,689 shares of Townsquare common stock.

During the year ended December 31, 2021, the Company granted 45,000 options with grant date fair value of $4.94. The option grant has a a four year vesting period of 25% each year with a ten-year term.

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

The grant date fair value of the stock options is estimated using the Black-Scholes option pricing model, which requires estimates of the expected term of the option, the expected volatility of the Company’s common stock price, dividend yield and the risk-free interest rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted:

	2021	2020
Expected volatility	50.0%	50.0%
Expected term	6.25 years	6.25 years
Risk free interest rate	1.32%	0.66%
Expected dividend yield	0.0%	0.0%

The expected term was calculated using the simplified method, defined as the midpoint between the vesting period and the contractual term of each award, due to the lack of sufficient historical exercise data. The expected volatility was based on market conditions of the Company and comparable companies. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. Our board of directors determined to cease payment of quarterly cash dividends following the payment of our first quarter dividend of $2.1 million on May 15, 2020.

The following table summarizes stock option activity for the years ended December 31, 2021 and 2020:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	11,234,078	$7.92	4.99	$1,062
Granted	45,000	10.08
Exercised	(1,483,689)	8.01		4,727
Forfeited and expired	(1,418,579)	8.46
Outstanding at December 31, 2021	8,376,810	$7.82	5.01	$46,128
Exercisable at December 31, 2021	6,142,276	$8.29	3.79	$30,934

The maximum contractual term of stock options is 10 years.

Restricted Stock Activity

The following table summarizes restricted stock activity for the years ended December 31, 2021:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 31, 2021	306,177	$6.55
Shares granted	11,428	8.74
Shares vested	(165,880)	6.49
Shares forfeited	—	—
Non-vested balance at December 31, 2021	151,725	$6.78

The fair value of the restricted stock is equal to the closing share price on the date of grant. The vesting term of shares of restricted stock vary from 1 to 5 years.

For the years ended December 31, 2021 and 2020, the Company recognized approximately $3.7 million and $2.1 million, respectively, of stock-based compensation expense with respect to the options and shares of restricted stock granted. As of December 31, 2021, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $5.4 million and $0.4 million, respectively, and is expected to be recognized over a weighted average period of 2.8 and 1.2 years, respectively.

Note 12. Net Income (Loss) Per Common Share

Net Income (Loss) Per Common Share

Basic earnings (loss) per common share (“EPS”) is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted EPS is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents. The Company has determined that our Warrants were a participating security, as defined, in accordance with Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Although these Warrants were subject to restrictions on exercise, they participated in the undistributed earnings of the Company and therefore, our presentation reflects the two-class method.

The calculation of basic and diluted EPS for the years ended December 31, 2021 and 2020, was as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020
Numerator:
Net income (loss)	$18,784	$(80,551)
Net income from non-controlling interest	$2,048	$1,919
Net income (loss) attributable to controlling interest	$16,736	$(82,470)

Denominator:
Weighted average shares of common stock outstanding	16,836	18,647
Weighted average shares of participating securities outstanding	1,747	8,978
Total weighted average basic shares outstanding	18,583	27,625
Effect of dilutive common stock equivalents	2,658	—
Weighted average diluted common shares outstanding	21,241	18,647

Basic income (loss) per share:
Continuing operations attributable to common shares	$0.90	$(4.46)
Continuing operations attributable to participating shares (1)	$0.90	$0.08

Diluted income (loss) per share:	$0.79	$(4.46)
(1) On March 9, 2021, the Company repurchased 8,814,980 warrants outstanding from Oaktree, on August 16, 2021, a warrant holder exercised 152,074 warrants, and on December 14, 2021, a warrant holder exercised 10,622 warrants, each as more fully discussed in Note 11, Stockholders' Equity. As of December 31, 2021, there are no warrants outstanding. Income (loss) attributable to participating shares and diluted income (loss) per share for 2021 was calculated utilizing the weighted-average method.

The Company had the following dilutive securities that were not included in the computations of diluted net income per share as they were considered anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020
Warrants	—	8,978
Stock options	31	11,234
Restricted Stock	—	306

Note 13. Segment Information

Operating segments are organized internally by type of products and services provided. In December of 2021, the Company changed its reporting segments in order to reflect its strategic focus, organizational structure and the information reviewed by its CODM as a digital media and digital marketing solutions company with market leading local radio stations, represented by three segments: Subscription Digital Marketing Solutions, Digital Advertising and Broadcast Advertising. The remainder of our business is reported in the Other category.

The Company operates in one geographic area. The Company's assets and liabilities are managed within markets outside the top 50 across the United States where the Company conducts its business and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's CEO or included in these Consolidated Financial Statements. Intangible assets consist principally of FCC broadcast licenses and other definite-lived intangible assets and primarily support the Company’s Broadcast Advertising segment. For further information see Note 6, Goodwill and Other Intangible Assets, Net. The Company does not have any material inter-segment sales.

The Company's management evaluates segment operating income, which excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, and primarily includes expenses related to corporate stewardship and administration activities, transaction related costs and non-cash impairment charges.

The following table presents the Company's reportable segment information for the year ended December 31, 2021 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate	Total
Net revenue	$81,792	$116,841	$214,853	$4,471	$—	$417,957
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	57,374	79,894	147,364	3,670	—	288,302
Depreciation and amortization	986	489	12,971	167	4,485	19,098
Corporate expenses	—	—	—	—	24,542	24,542
Stock-based compensation	540	53	318	14	2,793	3,718
Transaction costs	—	—	—	—	4,459	4,459
Business realignment costs	—	—	—	30	816	846
Impairment of long-lived and intangible assets	—	—	1,818	95	—	1,913
Net loss on sale and retirement of assets	—	—	601	—	—	601
Operating income (loss)	$22,892	$36,405	$51,781	$495	$(37,095)	$74,478

The following table presents the Company's reportable segment information for the year ended December 31, 2020, (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate	Total
Net revenue	$70,360	$96,969	$201,530	$2,479	$—	$371,338
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	49,259	70,581	160,268	2,239	—	282,347
Depreciation and amortization	529	1,012	13,291	438	4,837	20,107
Corporate expenses	—	—	—	—	26,885	26,885
Stock-based compensation	90	31	114	9	1,840	2,084
Transaction costs	—	—	—	—	2,653	2,653
Business realignment costs	—	—	—	304	2,785	3,089
Impairment of long-lived, and intangible assets	—	70	108,413	575	—	109,058
Net loss on sale and retirement of assets	—	—	—	—	83	83
Operating income (loss)	$20,482	$25,275	$(80,556)	$(1,086)	$(39,083)	$(74,968)

Note 14. Related Party Transactions

The Company has a strategic partnership and services agreement with a company affiliated with the Chairman of Townsquare’s board of directors. Under the agreement, the Company provides certain professional and administrative services including, IT, accounting and human resources support, business development, and engineering and consulting services. Prior to April 2021, the Company received a monthly service fee of $5,000 and reimbursement of any direct expenses, as applicable, however, effective April 1, 2021, the agreement was terminated. During the year ended December 31, 2021 and 2020, the Company received payments in the aggregate of $0.02 million and $0.1 million related to services provided under the terms of the agreement, respectively.

SCHEDULE II
TOWNSQUARE MEDIA, INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2021	$7,051	$3,921	$(4,229)	$6,743
2020	$2,604	$6,970	$(2,523)	$7,051

S-1