Form 10-Q
period 2022-03-31
Townsquare Media, Inc.
filed 2022-05-10
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 3, 2022, the registrant had 17,150,848 outstanding shares of common stock consisting of: (i) 12,874,211 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 3,461,341 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$50,886	$50,505
Accounts receivable, net of allowance of $5,643 and $6,743, respectively	51,008	57,647
Prepaid expenses and other current assets	11,389	12,086
Total current assets	113,283	120,238
Property and equipment, net	105,150	106,717
Intangible assets, net	291,468	278,265
Goodwill	157,947	157,947
Investments	16,959	18,217
Operating lease right-of-use assets	42,373	42,996
Other assets	3,079	1,437
Restricted cash	494	494
Total assets	$730,753	$726,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,688	$5,676
Deferred revenue	10,706	10,208
Accrued compensation and benefits	7,827	14,411
Accrued expenses and other current liabilities	25,732	22,512
Operating lease liabilities, current	7,282	7,396
Accrued interest	6,301	15,754
Total current liabilities	67,536	75,957
Long-term debt, net of deferred finance costs of $8,061 and $8,479, respectively	541,939	541,521
Deferred tax liability	21,365	20,081
Operating lease liability, net of current portion	38,079	38,743
Other long-term liabilities	6,184	425
Total liabilities	675,103	676,727
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 12,859,532 and 12,573,654 shares issued and outstanding, respectively	129	126
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,461,341 and 3,461,341 shares issued and outstanding, respectively	35	35
Total common stock	172	169
Additional paid-in capital	306,046	302,724
Accumulated deficit	(254,411)	(256,635)
Non-controlling interest	3,843	3,326
Total stockholders’ equity	55,650	49,584
Total liabilities and stockholders’ equity	$730,753	$726,311

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue	$100,242	$88,761

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	73,763	64,527
Depreciation and amortization	4,765	4,729
Corporate expenses	4,409	4,134
Stock-based compensation	869	1,062
Transaction costs	431	4,715
Business realignment costs	21	190
Impairment of long-lived and intangible assets	478	—
Net (gain) loss on sale and retirement of assets	(308)	593
Total operating costs and expenses	84,428	79,950
Operating income	15,814	8,811
Other expense (income):
Interest expense, net	10,027	10,155
Loss on extinguishment and modification of debt	—	5,997
Other expense (income), net	1,588	(337)
Income (loss) from operations before tax	4,199	(7,004)
Income tax provision (benefit)	1,458	(895)
Net income (loss)	$2,741	$(6,109)

Net income (loss) attributable to:
Controlling interests	$2,224	$(6,549)
Non-controlling interests	$517	$440

Basic income (loss) per share:
Attributable to common shares	$0.13	$(0.35)
Attributable to participating shares	$—	$—

Diluted income (loss) per share	$0.11	$(0.35)

Weighted average shares outstanding:
Basic attributable to common shares	16,796	18,602
Basic attributable to participating shares	—	6,823
Diluted	19,509	18,602

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2022	12,573,654	815,296	3,461,341	$169	$302,724	$(256,635)	$3,326	$49,584
Net income	—	—	—	—	—	2,224	517	2,741
Stock-based compensation	—	—	—	—	869	—	—	869
Common stock issued under exercise of stock options	94,422	—	—	1	646	—	—	647
Issuance of restricted stock (1)	191,456	—	—	2	1,807	—	—	1,809
Balance at March 31, 2022	12,859,532	815,296	3,461,341	$172	$306,046	$(254,411)	$3,843	$55,650

(1) Includes 150,000 shares issued in the form of stock awards that vested immediately.

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Warrants	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2021	14,436,065	2,966,669	1,636,341	8,977,676	$191	$369,672	$(272,602)	$3,494	$100,755
Net (loss) income	—	—	—	—	—	—	(6,549)	440	(6,109)
Conversion of common shares	800,000	—	(800,000)	—	—	—	—	—	—
Repurchase of securities (2)	(1,595,224)	(2,151,373)	—	(8,814,980)	(38)	(81,912)	—	—	(81,950)
Stock-based compensation	—	—	—	—	—	1,062	—	—	1,062
Common stock issued under exercise of stock options	1,022,283	—	—	—	10	7,936	—	—	7,946
Issuance of restricted stock	11,428	—	—	—	—	—	—	—	—
Balance at March 31, 2021	14,674,552	815,296	836,341	162,696	$163	$296,758	$(279,151)	$3,934	$21,704

(2) On March 9, 2021, the Company repurchased all outstanding securities previously held by certain affiliates of Oaktree Capital Management L.P. (“Oaktree”), including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$2,741	$(6,109)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Content rights acquired	(9,635)	—
Amortization of content rights	803	—
Change in content rights liabilities	9,635	—
Depreciation and amortization	4,765	4,729
Amortization of deferred financing costs	418	328
Non-cash lease income	(155)	(290)
Net deferred taxes and other	1,284	(1,016)
Provision for doubtful accounts	(287)	350
Stock-based compensation expense	869	1,062
Loss on extinguishment and modification of debt	—	5,997
Trade activity, net	(654)	(3,652)
Impairment of long-lived and intangible assets	478	—
Net (gain) loss on sale and retirement of assets	(308)	593
Gain on insurance recoveries	(11)	(225)
Gain on lease settlement	—	(233)
Unrealized loss on investment	1,508	—
Other	8	3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	7,049	12,212
Prepaid expenses and other assets	735	3,115
Accounts payable	2,861	6,461
Accrued expenses	(4,056)	(5,765)
Accrued interest	(9,453)	2,681
Other long-term liabilities	(29)	(791)
Net cash provided by operating activities - continuing operations	8,566	19,450
Net cash used in operating activities - discontinued operations	—	(33)
Net cash provided by operating activities	8,566	19,417

Cash flows from investing activities:
Payments for acquisitions, net of cash acquired	(1,650)	—
Purchase of property and equipment	(2,765)	(1,860)
Purchase of investments	—	(128)
Purchase of Bitcoin held as an investment	(4,997)	—
Proceeds from insurance recoveries	11	225
Proceeds from sale of assets	593	316
Net cash used in investing activities	(8,808)	(1,447)

Cash flows from financing activities:
Repayment of term loans	—	(272,381)
Repurchase of 2023 Notes	—	(273,416)
Proceeds from the issuance of 2026 Notes	—	550,000
Prepayment fee on 2023 Notes	—	(4,443)
Deferred financing costs	—	(8,133)
Repurchase of Oaktree securities	—	(80,394)
Transaction costs related to Oaktree securities repurchase	—	(242)
Proceeds from stock options exercised	647	7,946
Repayments of capitalized obligations	(24)	(18)
Net cash provided by (used) in financing activities	623	(81,081)

Cash and cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	381	(63,111)
Beginning of period	50,999	83,723
End of period	$51,380	$20,612

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$18,909	$7,150
Income taxes	48	70

Supplemental Disclosure of Non-cash Activities:
Investments acquired in exchange for advertising (1)	$250	$5,100
Property and equipment acquired in exchange for advertising (1)	211	912
Accrued capital expenditures	384	283
Accrued financing fees	—	1,043
Accrued transaction cost for securities repurchased	—	1,312

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$2,546	$2,773
Right-of-use assets obtained in exchange for operating lease obligations	1,177	1,067

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$50,886	$20,118
Restricted cash	494	494
	$51,380	$20,612

(1) Represents total advertising services provided by the Company in exchange for equity interests and property and equipment acquired during each of the three months ended March 31, 2022 and 2021, respectively.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S.. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 27,850 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 330 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 321 local terrestrial radio stations in 67 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three months ended March 31, 2022, cash flows for the three months ended March 31, 2022, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2022. The Consolidated Balance Sheet as of December 31, 2021 is derived from the audited Consolidated Financial Statements at that date.

Segment Reporting

The Company’s operations are organized internally by the types of products and services provided. In December of 2021, the Company changed its reporting segments in order to reflect its strategic focus, organizational structure and the information reviewed by its Chief Operating Decision Maker ("CODM") as a digital media and digital marketing solutions company with market leading radio stations, represented by three segments: Subscription Digital Marketing Solutions, which includes the results of the Company’s subscription digital marketing solutions business, Townsquare Interactive; Digital Advertising, which includes digital advertising on its owned and operated digital properties and its digital programmatic advertising platform; and Broadcast Advertising, which includes our local, regional and national advertising products and solutions delivered via terrestrial radio broadcast, and other miscellaneous revenue that is associated with its broadcast advertising platform. The remainder of the Company’s business is reported in the Other category, which includes owned and operated live events. The Company has presented segment information for the three months ended March 31, 2021 in conformity with the current period’s segment information.

Reclassification

The presentation of non-cash lease (income) expense as a component of adjustments to reconcile net income to net cash flows from operating activities for the three months ended March 31, 2021, has been reclassified to conform with the current period's presentation. The reclassification had no impact on net cash provided by operating activities.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its significant estimates, including those related to assumptions used in determining the fair value of assets and liabilities acquired in a business combination,impairment testing of intangible assets, valuation and impairment testing of long-lived tangible assets and investments, the present value of leasing arrangements,share-based payment expense and the calculation of allowance for doubtful accounts and income taxes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual amounts and results may differ materially from these estimates under different assumptions or conditions.

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies since December 31, 2021. For the Company's detailed accounting policies please refer to the Consolidated Financial Statements and related notes thereto included in the Company's 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 16, 2022.

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

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$21,850	$29,181	$47,714	$1,065	$99,810
Political	—	46	386	—	432
Net Revenue	$21,850	$29,227	$48,100	$1,065	$100,242

	Three Months Ended March 31, 2021
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$18,997	$25,076	$44,242	$7	$88,322
Political	$—	$—	439	—	439
Net Revenue	$18,997	$25,076	$44,681	$7	$88,761

Revenue from contracts with customers is recognized as an obligation until the terms of a customer contract are satisfied; generally this occurs with the transfer of control as we satisfy contractual performance obligations over time. Our contractual performance obligations include the performance of digital marketing solutions, placement of internet-based advertising campaigns, broadcast of commercials on our owned and operated radio stations, and the operation of live events. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are at a fixed price at inception and do not include any variable consideration or financing components by normal course of business practice. Sales, value add, and other taxes that are collected concurrently with revenue producing activities, are excluded from revenue.

The primary sources of net revenue are the sale of digital and broadcast advertising solutions on our owned and operated websites, radio stations’ online streams, and mobile applications, radio stations, and on third party websites through our in-house digital programmatic advertising platform. Through our digital programmatic advertising platform, we are able to hyper-target audiences for our local, regional and national advertisers by combining first and third party audience and geographic location data, providing them the ability to reach a high percentage of their online audience. We deliver these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We also offer subscription digital marketing solutions under the brand name Townsquare Interactive to small and mid-sized local and regional businesses in markets outside the top 50 across the United States, including the markets in which we operate radio stations. Townsquare Interactive includes traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, social media management, and website retargeting.

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

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2022	December 31, 2021
Receivables	$51,008	$57,647
Short-term contract liabilities (deferred revenue)	$10,706	$10,208
Contract Acquisition Costs	$5,843	$5,428

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

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of March 31, 2022, and December 31, 2021, the balance in the contract liabilities was $10.7 million and $10.2 million, respectively. The increase in the contract liabilities balance at March 31, 2022 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $6.4 million of recognized revenue for the three months ended March 31, 2022. For the three months ended March 31, 2021, we recognized $5.8 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three months ended March 31, 2022.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of March 31, 2022 and December 31, 2021, we had a balance of $5.8 million and $5.4 million, respectively, in capitalized contract acquisition costs and recognized $1.2 million and $0.9 million of amortization for the three months ended March 31, 2022 and 2021, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three months ended March 31, 2022 and 2021.

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

Note 4. Acquisitions, Divestitures

Acquisitions and Divestitures

On March 24, 2022, the Company executed an asset purchase agreement to acquire Cherry Creek Broadcasting LLC (“Cherry Creek”) for $18.8 million. Simultaneously, due to FCC ownership limitations, the Company will divest six radio stations in Missoula, MT and place two radio stations in Tri-Cities, WA in a divestiture trust. Following the acquisition and divestitures, the Company will add assets including 35 local radio stations in nine markets, increasing our portfolio of market leading local radio stations to 356 in 74 markets. The acquisition is currently expected to close during the second or third quarters of 2022, pending regulatory approval.

In early March of 2022, Townsquare Media of Flint, Inc. closed on the sale of the assets associated with the radio broadcast station WLCO-AM.

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Land and improvements	$20,429	$20,558
Buildings and leasehold improvements	55,393	55,192
Broadcast equipment	96,971	95,962
Computer and office equipment	22,153	21,819
Furniture and fixtures	22,200	22,130
Transportation equipment	20,442	20,427
Software development costs	35,930	34,776
Total property and equipment, gross	273,518	270,864
Less accumulated depreciation and amortization	(168,368)	(164,147)
Total property and equipment, net	$105,150	$106,717

Depreciation and amortization expense for property and equipment was $4.5 million and $4.4 million for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2022 the Company sold land in Bismarck, ND, recognizing a $0.3 million gain on sale. During the three months ended March 31, 2021 the Company sold a portion of land in Portsmouth, NH, recognizing a $0.6 million net loss on sale.

The Company had no material right of use assets related to its finance leases as of March 31, 2022 and December 31, 2021.

Note 6. Goodwill and Other Intangible Assets

Indefinite-lived intangible assets

Indefinite-lived assets consist of FCC broadcast licenses, goodwill, and digital assets related to our investment in Bitcoin.

FCC Broadcast Licenses

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in forecasted traditional broadcast revenue in the markets in which we operate in, the Company quantitatively evaluated the fair value of its FCC licenses at March 31, 2022.

The key assumptions used in applying the direct valuation method as of March 31, 2022 are summarized as follows:

	March 31, 2022
Discount Rate	10.2%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	19.3%	94.7%
Operating Profit Margin	20.0%	47.0%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $72.8 million, which would have resulted in an impairment charge of $5.7 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Goodwill

For goodwill impairment testing, the Company has selected December 31st as the annual testing date. In addition to the annual impairment test, the Company regularly assesses whether a triggering event has occurred, which would require interim impairment testing. As of December 31, 2021, the fair values of our National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 703%, 164%, 281%, 497% and 117%, respectively. The local advertising businesses reporting unit had no goodwill as of December 31, 2021.

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2021 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of March 31, 2022.

There were no changes in the carrying value of the Company's goodwill during the three months ended March 31, 2022.

The following table represents goodwill by segment (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Balance at March 31, 2022	$77,000	$76,964	$—	$3,983	$157,947

Digital Assets

During the quarter ended March 31, 2022, the Company invested an aggregate of $5.0 million in Bitcoin. Digital assets are accounted for as indefinite-lived intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, included as a component of intangible assets, net on the Consolidated Balance Sheet. We have ownership of and control over our digital assets and we use third-party custodial services to secure it. Any decrease in the digital assets fair values below our carrying values at any time subsequent to acquisition requires the Company to recognize impairment charges. No upward revisions for any market price increases are recognized until a sale of the digital assets occurs.

The fair value of the digital assets was based upon quoted prices (unadjusted) on the active exchange that the Company determined was the principal market for our digital assets, Level 1 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820). The Company performed an analysis to identify whether events or changes in circumstances, principally decreases in the quoted prices on the active exchange, indicated that it was more likely than not that our digital assets were impaired. In determining if an impairment had occurred, the Company considered the lowest market price of one unit of digital asset quoted on the active exchange since the date the Company acquired the digital assets. Any observed declines in the market values of our digital assets below their current carrying values results in an impairment loss equal to the difference between the digital assets carrying values and the lowest observed market price, even if the overall market values of these assets subsequently increase.

During the quarter ended March 31, 2022, the Company recorded a total of $0.4 million in impairment losses resulting from changes in the fair value of the Company's digital assets observed during the period. As of March 31, 2022, the carrying value of the Company's digital assets is $4.6 million. The Company views its investment in Bitcoin as liquid due to the ability to readily convert the investment to cash through sale on an active exchange. Had the Company sold its investment in Bitcoin on March 31, 2022, it would have sold its investment for approximately $6.2 million.

Definite-lived intangible assets

The Company’s definite-lived intangible assets were acquired primarily in various acquisitions as well as in connection with the acquisition of software and music licenses.

Content Rights

The Company enters into multi-year content licensing agreements pursuant to which the Company is required to make payments over the term of the license agreement. These licensing agreements are accounted for as a license of program material in accordance with ASC 920-350, Broadcasters - Intangibles - Goodwill and Other. The Company capitalizes the content licenses and records a related liability at fair value, which includes a discount, on the effective date of the respective license agreement. Amortization of capitalized content licenses is included as a component of direct operating expenses in the Consolidated Statement of Operations. The difference between the gross and net liability is amortized over the term of the license agreements and reflected as a component of interest expense. The Company entered into an additional multi-year content license agreement which commenced on April 1, 2022.

The following tables present details of our intangible assets as of March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31, 2022
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$275,321	$—	$275,321
Digital assets	Indefinite	4,646	—	4,646
Content rights and other intangible assets	1 - 10	21,165	(9,664)	11,501
Total		$301,132	$(9,664)	$291,468

	December 31, 2021
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$275,321	$—	$275,321
Other intangible assets	2 - 10	11,530	(8,586)	2,944
Total		$286,851	$(8,586)	$278,265

Amortization for definite-lived intangible assets was $1.1 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2022 is as follows (in thousands):

2022 (remainder)	$3,234
2023	4,048
2024	3,380
2025	168
2026	168
Thereafter	503
$11,501

Note 7. Investments

Long-term control over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial valuation of the equity securities was based upon an estimate of market value at the time of investment or upon a combination of a valuation analysis using observable inputs categorized as Level 2 and performing a discounted cash flows analysis, using unobservable inputs categorized as Level 3 within the ASC 820 framework. In accordance with ASC 321, Investments - Equity Securities, the Company measures its equity securities at cost minus impairment, as their fair values are not readily determinable and the investments do not qualify for the net asset value per share practical expedient. The Company monitors its investments for any subsequent observable price changes in orderly transactions for the identical or a similar investment of the same investee, at which time the Company would adjust the then current carrying values of the related investment. Additionally, the Company evaluates its investments for any indicators of impairment.

Equity securities measured at cost minus impairment

During the three months ended March 31, 2022, the Company acquired an additional $0.3 million interest in an existing investee. There were no impairment charges recorded for the three months ended March 31, 2022 and 2021, respectively.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. Based on the market price of the investee's common stock as of March 31, 2022, the fair value of the Company's investment in the common stock of the investee was approximately $1.8 million resulting in a total unrealized loss of $1.5 million during the three months ended March 31, 2022, included as a component of other expense (income). The fair value of the investee's common stock as of March 31, 2022, was based upon quoted prices (unadjusted) in active markets for identical equity securities, Level 1 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Note 8. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
2026 Notes	$550,000	$550,000
Deferred financing costs	(8,061)	(8,479)
Total long-term debt	$541,939	$541,521

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of March 31, 2022.

As of March 31, 2022, based on available market information, the estimated fair value of the 2026 Notes was $560.3 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of March 31, 2022 are as follows (in thousands):

2022 (remainder)	$—
2023	—
2024	—
2025	—
2026	550,000
$550,000

Note 9. Income Taxes

The Company's effective tax rate for the three months ended March 31, 2022 and 2021 was approximately 34.7% and 12.8%, respectively. The increase in the effective tax rate for the three months ended March 31, 2022 is primarily driven by discrete items for the period, including unrealized losses on investments in equity securities.

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

The following table sets forth the computations of basic and diluted net income (loss) per share for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021

Numerator:
Net income (loss)	$2,741	$(6,109)
Net income from non-controlling interest	517	440
Net income (loss) attributable to controlling interest	$2,224	$(6,549)

Denominator:
Weighted average shares of common stock outstanding	16,796	18,602
Weighted average shares of participating securities outstanding	—	6,823
Total weighted average basic shares outstanding	16,796	25,425
Effect of dilutive common stock equivalents	2,713	—
Weighted average diluted common shares outstanding	19,509	18,602

Basic income (loss) per share:
Attributable to common shares	$0.13	$(0.35)
Attributable to participating shares (1)	$—	$—

Diluted income (loss) per share	$0.11	$(0.35)
(1) On March 9, 2021, the Company repurchased 8,814,980 warrants outstanding from Oaktree On August 16, 2021, a warrant holder exercised 152,074 warrants, and on December 14, 2021, a warrant holder exercised 10,622 warrants, each as more fully discussed in Note 11, Stockholders' Equity, included in the Company's 2021 Annual Report on Form 10-K. For the three months ended March 31, 2022, there were no warrants outstanding. Income (loss) attributable to participating shares and diluted income (loss) per share for 2021 was calculated utilizing the weighted-average method, as applicable.

The Company had the following dilutive securities that were not included in the computation of diluted net income (loss) per share as they were considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock options	45	9,847
Restricted Stock	—	311
Warrants	—	6,823
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	78	—

Note 11. Segment Reporting

Operating segments are organized internally by type of products and services provided. Based on the information reviewed by the Company's CEO in his capacity as CODM, the Company has identified three segments: Subscription Digital Marketing Solutions, Digital Advertising and Broadcast Advertising. The remainder of our business is reported in the Other category.

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

The following tables present the Company's reportable segment results for the three months ended March 31, 2022 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$21,850	$29,227	$48,100	$1,065	$—	$100,242
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	15,476	21,011	36,438	838	—	73,763
Depreciation and amortization	277	65	3,145	38	1,240	4,765
Corporate expenses	—	—	—	—	4,409	4,409
Stock-based compensation	132	15	87	3	632	869
Transaction costs	—	—	—	—	431	431
Business realignment costs	—	—	—	6	15	21
Impairment of long-lived and intangible assets	—	—	7	120	351	478
Net gain on sale and retirement of assets	—	—	(272)	—	(36)	(308)
Operating income (loss)	$5,965	$8,136	$8,695	$60	$(7,042)	$15,814

The following table presents the Company's reportable segment results for the three months ended March 31, 2021 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$18,997	$25,076	$44,681	$7	$—	$88,761
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	13,065	17,814	33,581	67	—	64,527
Depreciation and amortization	416	224	3,270	45	774	4,729
Corporate expenses	—	—	—	—	4,134	4,134
Stock-based compensation	155	21	127	6	753	1,062
Transaction costs	—	—	—	—	4,715	4,715
Business realignment cost	—	—	—	14	176	190
Net loss on sale and retirement of assets	—	—	—	—	593	593
Operating income (loss)	$5,361	$7,017	$7,703	$(125)	$(11,145)	$8,811

Note 12. Subsequent Events

On April 29, 2022, the Company voluntarily repurchased $9.3 million of its 2026 Notes at par plus accrued interest. The repurchased notes were canceled by the Company.

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

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States, or in the specific markets in which we currently do business including supply chain disruptions, inflation, labor shortages and the effect on advertising activity, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, including the COVID-19 pandemic, our ability to develop and maintain digital technologies and hire and retain technical and sales talent, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2021 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. The forward-looking statements included in this report are made only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Format of Presentation

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the United States. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management as well as other monthly digital services for approximately 27,850 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 330 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 321 local terrestrial radio stations in 67 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

We believe that our diversified product offering substantially differentiates us from our competition. This diversification allows us to provide superior solutions to our advertisers and engaging experiences for our audience, underpins our growth strategy and, we believe, helps to mitigate the risks associated with advertising revenue dependency.

The Company has identified three operating segments, which are Subscription Digital Marketing Solutions, Digital Advertising and Broadcast Advertising. The remainder of our business is reported in the Other category.

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

Overall

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

Macroeconomic Indicators

The U.S. economy and financial markets may continue to experience volatility due to the COVID-19 pandemic, including as a result of the development of COVID-19 variants, vaccination rates and government legislative and regulatory responses. The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients, impairments to the carrying values of our FCC licenses and the cancellation of live events. As local public health conditions improved, our advertising revenue also improved.

The continued impact of the COVID-19 pandemic, including any increases in infection rates, new variants, further actions taken to mitigate the impact of the pandemic and the pace of continued economic recovery cannot be estimated.

OVERVIEW OF OUR PERFORMANCE

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended March 31, 2022 as compared to the same period in 2021 are summarized below:

•Net revenue increased $11.5 million, or 12.9%, primarily driven by a $4.2 million increase in our Digital Advertising net revenue, a $3.4 million increase in our Broadcast Advertising net revenue as a result of increases in the purchase of new advertising by our clients and an increase of $2.9 million in our Subscription Digital Marketing Solutions net revenue as a result of additional subscribers.

•Operating income increased $7.0 million, or 79.5%, for the three months ended March 31, 2022. Operating income increased due to an increase in net revenue of $11.5 million, a decrease in transaction cost of $4.3 million, primarily due to $4.5 million paid under the terms of the March 2021 settlement agreement with certain affiliates of Oaktree Capital Management L.P. (the “Settlement Agreement”), partially offset by a $9.2 million increase in direct operating expenses.

•The Broadcast Advertising segment reported operating income of $8.7 million for the three months ended March 31, 2022, which represents an increase of $1.0 million as compared to operating income of $7.7 million for the same period in 2021, primarily due to a $3.4 million increase in net revenue, partially offset by an increase of $2.9 million in direct operating expenses. Subscription Digital Marketing Solutions reported operating income of $6.0 million, an increase of $0.6 million from the three months ended March 31, 2021, primarily due to growth in net subscribers. Our Digital Advertising segment reported operating income of $8.1 million, an increase of $1.1 million from the same period a year ago.

Consolidated Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended March 31,
Statement of Operations Data:	2022	2021	$ Change	% Change
Net revenue	$100,242	$88,761	$11,481	12.9%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	73,763	64,527	9,236	14.3%
Depreciation and amortization	4,765	4,729	36	0.8%
Corporate expenses	4,409	4,134	275	6.7%
Stock-based compensation	869	1,062	(193)	(18.2)%
Transaction costs	431	4,715	(4,284)	(90.9)%
Business realignment costs	21	190	(169)	(88.9)%
Impairment of long-lived and intangible assets	478	—	478	**
Net (gain) loss on sale and retirement of assets	(308)	593	(901)	**
Total operating costs and expenses	84,428	79,950	4,478	5.6%
Operating income	15,814	8,811	7,003	79.5%
Other expense (income):
Interest expense, net	10,027	10,155	(128)	(1.3)%
Loss on extinguishment and modification of debt	—	5,997	(5,997)	**
Other expense (income), net	1,588	(337)	1,925	**
Income (loss) from operations before tax	4,199	(7,004)	11,203	**
Income tax provision (benefit)	1,458	(895)	2,353	**
Net income (loss)	$2,741	$(6,109)	$8,850	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended March 31, 2022 and 2021 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended March 31,				Three Months Ended March 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Subscription Digital Marketing Solutions	$21,850	$18,997	$2,853	15.0%	$15,476	$13,065	$2,411	18.5%
Digital Advertising	29,227	25,076	4,151	16.6%	21,011	17,814	3,197	17.9%
Broadcast Advertising	48,100	44,681	3,419	7.7%	36,438	33,581	2,857	8.5%
Other	1,065	7	1,058	**	838	67	771	**
Total	$100,242	$88,761	$11,481	12.9%	$73,763	$64,527	$9,236	14.3%

Net Revenue

Net revenue for the three months ended March 31, 2022 increased $11.5 million, or 12.9%, as compared to the same period in 2021. Our Digital Advertising net revenue for the three months ended March 31, 2022 increased $4.2 million, or 16.6%, as compared to the same period in 2021 and our Broadcast Advertising net revenue increased $3.4 million, or 7.7%, as compared to the same period in 2021 due to increases in the purchase of new advertising by our clients. Our Subscription Digital Marketing Solutions net revenue for the three months ended March 31, 2022 increased $2.9 million, or 15.0%, as compared to the same period in 2021 due in part to the addition of approximately 1,050 additional net subscribers during the first quarter of 2022.

Direct Operating Expenses

Direct operating expenses for the three months ended March 31, 2022 increased by $9.2 million, or 14.3%, as compared to the same period in 2021. Our Digital Advertising direct operating expenses for the three months ended March 31, 2022 increased $3.2 million, or 17.9%, while our Subscription Digital Marketing Solutions direct operating expenses for the three months ended March 31, 2022 increased $2.4 million, or 18.5%, as compared to the same period in 2021. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth. Our Broadcast Advertising direct operating expenses for the three months ended March 31, 2022 increased $2.9 million, or 8.5%, as compared to the same period in 2021. The increase was was primarily driven by higher compensation.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2022 increased 0.8% as compared to the same period in 2021, essentially flat.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended March 31, 2022 increased $0.3 million, or 6.7%, as compared to the same period in 2021 primarily due to higher professional fees.

Stock-based Compensation

Stock-based compensation expense for the three months ended March 31, 2022 decreased $0.2 million, or 18.2%, primarily due to the impact of forfeitures.

Transaction Costs

Transaction costs for the three months ended March 31, 2022 decreased $4.3 million as compared to the same period in 2021, primarily due to the $4.5 million Settlement Agreement executed in March of 2021.

Impairment of Long-Lived and Intangible Assets

The Company recorded total impairment charges of $0.5 million related to our long-lived and intangible assets during the three months ended March 31, 2022. We recorded a total of $0.4 million in impairment losses resulting from changes in the fair value of the Company's digital assets. For further discussion, see Note 6, Goodwill and Other Intangible Assets in the Notes to Unaudited Consolidated Financial Statements.

The Company did not record any impairment charges related to our long-lived and intangible assets during the three months ended March 31, 2021.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021

2026 Notes	$9,453	$9,033
2023 Notes	—	642
Term Loans	—	161
Capital leases and other	156	8
Deferred financing costs and discounts	418	328
Interest income	—	(17)
Interest expense, net	$10,027	$10,155

Other expense (income), net

Other expense (income), net includes unrealized losses related to measuring the fair value of one of the Company's investees. Based on the market price of the investee's common stock as of March 31, 2022, the fair value of the Company's investment in the common stock of the investee was approximately $1.8 million, resulting in a net unrealized loss of $1.5 million during the three months ended March 31, 2022. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Provision (benefit) for income taxes

We recognized an income tax provision of $1.5 million for the three months ended March 31, 2022, as compared to an income tax benefit $0.9 million for the same period in 2021. Our effective tax rate for the three months ended March 31, 2022 and 2021 was approximately 34.7% and 12.8%, respectively. The increase in the effective tax rate is primarily driven by discrete items for the period, including unrealized losses on investments in equity securities.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$50,886	$20,118
Restricted cash	494	494

Cash provided by operating activities	8,566	19,417
Cash used in investing activities	(8,808)	(1,447)
Cash provided by (used in) financing activities	623	(81,081)
Net increase (decrease) in cash and cash equivalents and restricted cash	$381	$(63,111)

Operating Activities

Net cash provided by operating activities was $8.6 million for the three months ended March 31, 2022, as compared to $19.4 million for the same period in 2021. This decrease was primarily related to increases in payments for interest due to the February 1 interest payment on the 2026 Notes and changes in accounts receivable in 2022, as compared to 2021, due to the impacts of the COVID-19 pandemic on the prior period; partially offset by net income in 2022 of $2.7 million, as compared to a net loss of $6.1 million in 2021.

Investing Activities

Net cash used in investing activities was $8.8 million for the three months ended March 31, 2022 as compared to $1.4 million for the same period in 2021. The increase in net cash used in investing activities was primarily due to the purchases of Bitcoin in 2022, payments related to the pending acquisition of Cherry Creek and increases in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2022, as compared to $81.1 million in net cash used in financing activities for the same period in 2021. Net cash used in financing activities in 2021 was due to: the repayment of $557.4 million of principal amount of the 2023 unsecured senior notes and term loan facility, including total accrued interest of $7.2 million and a $4.4 million prepayment premium; cash consideration for the Company's repurchase of the outstanding shares and warrants of Oaktree in the amount of $80.4 million; offset by the issuance of $550.0 million of the 2026 Notes, net of fees and proceeds from stock option exercises.

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

As of March 31, 2022, we had $541.9 million of outstanding indebtedness, net of deferred financing costs of $8.1 million.

Based on the terms of our 2026 Notes, as of March 31, 2022, we expect our debt service requirements to be approximately $37.8 million over the next twelve months. See Note 8, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

As of March 31, 2022 we had $50.9 million of cash and cash equivalents, and $51.0 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million at March 31, 2022 and December 31, 2021, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

During the first quarter of 2022, the Company invested an aggregate of $5.0 million in Bitcoin. The Company believes in the long-term potential of digital assets as an investment. The Company may increase or decrease its holdings of digital assets at any time based on our view of market conditions. For any digital assets held now or in the future, any declines in the market values of these assets below their current carrying values may result in non-cash impairment charges even if the overall market values of these assets subsequently increase. See Note 6, Goodwill and Other Intangible Assets, in our Notes to Consolidated Financial Statements for additional information related to our Bitcoin.

Our anticipated uses of cash in the near term include working capital needs, interest payments, the acquisition of Cherry Creek, other obligations, and capital expenditures. The Company believes that the cash generated by its operations should be sufficient to meet its liquidity needs for at least the next 12 months. However, our ability to fund our working capital needs, debt payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

Additionally, on a continuing basis, we evaluate and consider strategic acquisitions and divestitures to enhance our strategic and competitive position as well as our financial performance. Any future acquisitions, joint ventures or other similar transactions may require additional capital, which may not be available to us on acceptable terms, if at all.

We closely monitor the impact of capital and credit market conditions on our liquidity as it relates to our debt. We also routinely monitor the changes in the financial condition of our customers and the potential impact on our results of operations.

COVID-19 Response

In response to the challenges and uncertainty in the economy, financial markets, and the Company’s business brought on by the COVID-19 pandemic, we have maintained certain precautionary measures that were instituted in 2020 to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity. These precautionary measures include the deferral of the payment of certain payroll taxes until December 31, 2022 under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

Other Liquidity Matters

Material changes to our commitments from those included in our 2021 Annual Report on Form 10-K are discussed in Note 6, Goodwill and Other Intangible Assets - Content Rights, in our Notes to Consolidated Financial Statements.

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

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K reflects our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Recent Accounting Standards

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2, Summary of Significant Accounting Policies of the Notes to Unaudited Consolidated Financial Statements included under Item 1.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of March 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three months ended March 31, 2022. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report on Form 10-K for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.

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
Date: May 10, 2022
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer