Form 10-Q
period 2022-06-30
Townsquare Media, Inc.
filed 2022-08-09
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 4, 2022, the registrant had 17,153,348 outstanding shares of common stock consisting of: (i) 12,876,711 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 3,461,341 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$22,825	$50,505
Accounts receivable, net of allowance of $5,561 and $6,743, respectively	63,458	57,647
Prepaid expenses and other current assets	12,205	12,086
Total current assets	98,488	120,238
Property and equipment, net	109,944	106,717
Intangible assets, net	300,935	278,265
Goodwill	166,324	157,947
Investments	16,445	18,217
Operating lease right-of-use assets	49,910	42,996
Other assets	2,067	1,437
Restricted cash	494	494
Total assets	$744,607	$726,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,783	$5,676
Deferred revenue	10,435	10,208
Accrued compensation and benefits	9,453	14,411
Accrued expenses and other current liabilities	25,684	22,512
Operating lease liabilities, current	8,651	7,396
Accrued interest	15,197	15,754
Total current liabilities	78,203	75,957
Long-term debt, net of deferred finance costs of $7,348 and $8,479, respectively	523,418	541,521
Deferred tax liability	22,395	20,081
Operating lease liability, net of current portion	44,151	38,743
Other long-term liabilities	16,965	425
Total liabilities	685,132	676,727
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 12,876,711 and 12,573,654 shares issued and outstanding, respectively	129	126
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,461,341 and 3,461,341 shares issued and outstanding, respectively	35	35
Total common stock	172	169
Treasury stock, at cost; 25,623 and zero shares of Class A common stock, respectively	(225)	—
Additional paid-in capital	306,997	302,724
Accumulated deficit	(250,017)	(256,635)
Non-controlling interest	2,548	3,326
Total stockholders’ equity	59,475	49,584
Total liabilities and stockholders’ equity	$744,607	$726,311

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$121,924	$107,338	$222,166	$196,099

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	83,833	71,591	157,596	136,118
Depreciation and amortization	4,314	4,996	9,079	9,725
Corporate expenses	5,739	5,452	10,148	9,586
Stock-based compensation	839	894	1,708	1,956
Transaction and business realignment costs	824	456	1,276	5,361
Impairment of long-lived assets, intangible assets and investments	9,419	95	9,897	95
Net loss (gain) on sale and retirement of assets	89	34	(219)	627
Total operating costs and expenses	105,057	83,518	189,485	163,468
Operating income	16,867	23,820	32,681	32,631
Other expense (income):
Interest expense, net	10,044	9,809	20,071	19,964
(Gain) loss on repurchases, extinguishment and modification of debt	(108)	—	(108)	5,997
Other expense (income), net	806	(40)	2,394	(377)
Income from operations before tax	6,125	14,051	10,324	7,047
Income tax provision	1,206	3,977	2,664	3,082
Net income	$4,919	$10,074	$7,660	$3,965

Net income attributable to:
Controlling interests	$4,394	$9,432	$6,618	$2,883
Non-controlling interests	$525	$642	$1,042	$1,082

Basic income per share:
Attributable to common shares	$0.26	$0.58	$0.39	$0.14
Attributable to participating shares	$—	$0.58	$—	$0.14

Diluted income per share	$0.24	$0.50	$0.35	$0.13

Weighted average shares outstanding:
Basic attributable to common shares	16,986	16,087	16,891	17,187
Basic attributable to participating shares	—	163	—	3,474
Diluted	18,695	18,837	19,177	22,730

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2022	12,573,654	815,296	3,461,341	—	$169	$—	$302,724	$(256,635)	$3,326	$49,584
Net income	—	—	—	—	—	—	—	2,224	517	2,741
Stock-based compensation	—	—	—	—	—	—	869	—	—	869
Common stock issued under exercise of stock options	94,422	—	—	—	1	—	646	—	—	647
Issuance of restricted stock (1)	191,456	—	—	—	2	—	1,807	—	—	1,809
Balance at March 31, 2022	12,859,532	815,296	3,461,341	—	$172	$—	$306,046	$(254,411)	$3,843	$55,650
Net income	—	—	—	—	—	—	—	4,394	525	4,919
Stock-based compensation	—	—	—	—	—	—	839	—	—	839
Common stock issued under exercise of stock options	17,179	—	—	—	—	—	112	—	—	112
Treasury stock acquired at cost (2)	—	—	—	25,623	—	(225)	—	—	—	(225)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,820)	(1,820)
Balance at June 30, 2022	12,876,711	815,296	3,461,341	25,623	$172	$(225)	$306,997	$(250,017)	$2,548	$59,475

(1) Includes 150,000 shares issued in the form of stock awards that vested immediately.

(2) Represents shares repurchased under the terms of the Company's stock repurchase plan pursuant to which the Company is authorized to repurchase up to $50 million of the
Company’s issued and outstanding Class A common stock over a three-year period, the "2021 Stock Repurchase Plan."

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

(1) On March 9, 2021, the Company repurchased all outstanding securities previously held by certain affiliates of Oaktree Capital Management L.P. (“Oaktree”), including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants.

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

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$7,660	$3,965
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,079	9,725
Amortization of deferred financing costs	855	674
Non-cash lease income	(251)	(261)
Net deferred taxes and other	2,314	2,841
Provision for doubtful accounts	494	901
Stock-based compensation expense	1,708	1,956
(Gain) loss on repurchases, extinguishment and modification of debt	(108)	5,997
Trade activity, net	(1,773)	(7,876)
Impairment of long-lived assets, intangible assets and investments	9,897	95
Unrealized loss on investment	2,172	—
Content rights acquired	(19,320)	—
Amortization of content rights	1,952	—
Change in content rights liabilities	18,278	—
Other	(283)	(147)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,984)	2,799
Prepaid expenses and other assets	(507)	2,309
Accounts payable	1,401	88
Accrued expenses	(3,917)	(3,301)
Accrued interest	(556)	12,135
Other long-term liabilities	(106)	(729)
Net cash provided by operating activities - continuing operations	23,005	31,171
Net cash used in operating activities - discontinued operations	—	(33)
Net cash provided by operating activities	23,005	31,138

Cash flows from investing activities:
Payment for acquisition	(18,419)	—
Purchase of property and equipment	(7,627)	(4,839)
Purchase of investments	(100)	(278)
Purchase of digital assets	(4,997)	—
Proceeds from insurance recoveries	11	225
Proceeds from sale of assets and investment related transactions	639	839
Net cash used in investing activities	(30,493)	(4,053)

Cash flows from financing activities:
Repurchase of 2026 Notes	(18,850)	—
Repayment of term loans	—	(272,381)
Repurchase of 2023 Notes	—	(273,416)
Proceeds from the issuance of 2026 Notes	—	550,000
Prepayment fee on 2023 Notes	—	(4,443)
Deferred financing costs	—	(9,027)
Repurchase of Oaktree securities	—	(80,394)
Transaction costs related to Oaktree securities repurchase	—	(1,556)
Proceeds from stock options exercised	759	9,702
Repurchase of stock	(225)	(1,400)
Cash distribution to non-controlling interests	(1,820)	(2,216)
Repayments of capitalized obligations	(56)	(37)
Net cash used in financing activities	(20,192)	(85,168)

Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(27,680)	(58,083)
Beginning of period	50,999	83,723
End of period	$23,319	$25,640

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$19,508	$7,151
Income taxes	859	484

Supplemental Disclosure of Non-cash Activities:
Investments acquired in exchange for advertising (1)	$1,500	$6,100
Property and equipment acquired in exchange for advertising (1)	519	1,642
Accrued capital expenditures	1,517	183
Accrued financing fees	—	150

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$5,036	$5,243
Right-of-use assets obtained in exchange for operating lease obligations	5,211	1,662

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$22,825	$25,146
Restricted cash	494	494
	$23,319	$25,640

(1) Represents total advertising services provided by the Company in exchange for equity interests and property and equipment acquired during each of the six months ended June 30, 2022 and 2021, respectively.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S.. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 29,000 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 356 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three and six months ended June 30, 2022, cash flows for the six months ended June 30, 2022, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2022. The Consolidated Balance Sheet as of December 31, 2021 is derived from the audited Consolidated Financial Statements at that date.

Segment Reporting

The Company’s operations are organized internally by the types of products and services provided. In December of 2021, the Company changed its reporting segments in order to reflect its strategic focus, organizational structure and the information reviewed by its Chief Operating Decision Maker ("CODM") as a digital media and digital marketing solutions company with market leading radio stations, represented by three segments: Subscription Digital Marketing Solutions, which includes the results of the Company’s subscription digital marketing solutions business, Townsquare Interactive; Digital Advertising, which includes digital advertising on its owned and operated digital properties and its digital programmatic advertising platform; and Broadcast Advertising, which includes our local, regional and national advertising products and solutions delivered via terrestrial radio broadcast, and other miscellaneous revenue that is associated with its broadcast advertising platform. The remainder of the Company’s business is reported in the Other category, which includes owned and operated live events. The Company has presented segment information for the three and six months ended June 30, 2021 in conformity with the current period’s segment information.

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

Recently Issued Standards That Have Not Yet Been Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. The new guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption, either of the entire standard or only the provisions that eliminate or modify requirements, is permitted. The Company expects to adopt the new guidance in the first quarter of 2023. The Company is evaluating the impacts of the adoption of this ASU and does not anticipate the impact on its Consolidated Financial Statements to be significant.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022					Three Months Ended June 30, 2021
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$22,983	$37,047	$55,610	$4,768	$120,408	$20,220	$29,655	$55,658	$1,041	$106,574
Political	—	151	1,365	—	1,516	—	—	764	—	764
Net Revenue	$22,983	$37,198	$56,975	$4,768	$121,924	$20,220	$29,655	$56,422	$1,041	$107,338

	Six Months Ended June 30, 2022					Six Months Ended June 30, 2021
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$44,833	$66,240	$103,429	$5,716	$220,218	$39,217	$54,731	$99,905	$1,043	$194,896
Political	—	197	1,751	—	1,948	$—	$—	1,203	—	1,203
Net Revenue	$44,833	$66,437	$105,180	$5,716	$222,166	$39,217	$54,731	$101,108	$1,043	$196,099

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

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2022	December 31, 2021
Contract receivables (accounts receivable)	$63,458	$57,647
Short-term contract liabilities (deferred revenue)	$10,435	$10,208
Contract Acquisition Costs	$6,298	$5,428

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of June 30, 2022, and December 31, 2021, the balance in the contract liabilities was $10.4 million and $10.2 million, respectively. The increase in the contract liabilities balance at June 30, 2022 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $1.3 million and $7.7 million of recognized revenue for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, respectively, we recognized $0.7 million and $6.5 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and six months ended June 30, 2022.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of June 30, 2022 and December 31, 2021, we had a balance of $6.3 million and $5.4 million, respectively, in capitalized contract acquisition costs and recognized $1.2 million and $2.4 million of amortization for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, we recognized $1.2 million and $2.1 million of amortization, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and six months ended June 30, 2022 and 2021.

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

Note 4. Acquisitions and Divestitures

Acquisitions and Divestitures

On March 24, 2022, the Company executed an asset purchase agreement to acquire Cherry Creek Broadcasting LLC (“Cherry Creek”). Following regulatory approval, the acquisition was completed on June 17, 2022 for a cash purchase price of $18.4 million, net of closing adjustments. The purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. The Company expects to finalize the allocation of the purchase price for Cherry Creek as soon as possible, but in any event, no later than one year from the acquisition date. The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired.

The preliminary acquisition date fair values of major classes of net assets acquired are as follows (in thousands):

Preliminary Acquisition Date Fair Value
Net tangible assets acquired	$1,366
Intangible assets, net (1)	8,676
Goodwill	8,377
Total Purchase Price	$18,419

(1) Intangible assets include FCC licenses and content rights in the amount of $8.0 million and $0.7 million, respectively.

Goodwill totaling $8.4 million represents the excess of the Cherry Creek purchase price over the fair value of net assets acquired, representing future economic benefits that are expected to be achieved as a result of the acquisition, and is included in the Broadcast Advertising segment. Goodwill generated from the Cherry Creek acquisition is deductible for income tax purposes. The Company believes the acquisition of Cherry Creek, which includes a portfolio of local media brands, will further its goal of becoming the number one local media company in markets outside of the Top 50 cities in the United States. In addition, the acquisition provides an opportunity to bring our digital assets and solutions to the Cherry Creek markets and accelerate their digital growth with our Digital First strategy.

The results of Cherry Creek's operations have been included in our Unaudited Consolidated Financial Statements, following closing of the acquisition on June 17, 2022. Pro forma information has not been presented because the effect of the acquisition is not material.

Simultaneously, due to FCC ownership limitations, the Company sold six radio stations in Missoula, MT for an immaterial amount and has placed one radio station in Tri-Cities, WA in a divestiture trust. On July 19, 2022, the Company acquired a radio station in Tri-Cities, WA for an immaterial amount. As of July 19, 2022, we now own 357 local terrestrial radio stations in 74 markets.

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Land and improvements	$19,926	$20,558
Buildings and leasehold improvements	56,352	55,192
Broadcast equipment	102,073	95,962
Computer and office equipment	23,453	21,819
Furniture and fixtures	22,425	22,130
Transportation equipment	20,513	20,427
Software development costs	37,056	34,776
Total property and equipment, gross	281,798	270,864
Less accumulated depreciation and amortization	(171,854)	(164,147)
Total property and equipment, net	$109,944	$106,717

Depreciation and amortization expense for property and equipment was $4.0 million and $4.7 million for the three months ended June 30, 2022 and 2021, respectively $8.5 million and $9.2 million for the six months ended June 30, 2022 and 2021, respectively.

During the three months ended June 30, 2022, the Company entered into an agreement to sell land and a building in Quincy-Hannibal, IL. The Company recognized $0.8 million in impairment charges related to the agreement. There were no impairment charges related to long-lived assets for the three and six months ended June 30, 2021.

On June 24, 2022, the Company executed a lease for office space of approximately 11,900 square feet in Phoenix, AZ, in order to support the growth of the Subscription Digital Marketing Solutions segment. The lease is expected to commence sometime during the third quarter of 2022 and has an eleven-year term, with the option to extend the lease for two consecutive five-year periods.

The Company had no material right of use assets related to its finance leases as of June 30, 2022 and December 31, 2021.

Note 6. Goodwill and Other Intangible Assets

Indefinite-lived intangible assets

Indefinite-lived assets consist of FCC broadcast licenses, goodwill and investment in digital assets.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in forecasted traditional broadcast revenue in the markets in which we operate in and increases in the weighted average cost of capital, the Company quantitatively evaluated the fair value of its FCC licenses at June 30 and March 31, 2022.

The key assumptions used in applying the direct valuation method as of June 30, 2022 and March 31, 2022, respectively, are summarized as follows:

	June 30, 2022
Discount Rate	10.9%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	19.3%	94.7%
Operating Profit Margin	20.0%	47.0%

	March 31, 2022
Discount Rate	10.2%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	19.3%	94.7%
Operating Profit Margin	20.0%	47.0%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the interim impairment assessment of our FCC licenses as of June 30, 2022 we incurred an impairment charge of $5.2 million for FCC licenses in 6 of our 74 local markets for the three and six months ended June 30, 2022. The impairment charge was primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and the estimate of initial capital costs due to rising prices. The Company recorded no impairment charges on its FCC licenses for the three and six months ended June 30, 2021.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $59.0 million, which would have resulted in an impairment charge of $20.0 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

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

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2021 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of June 30, 2022.

Changes in the carrying value of the Company's goodwill by segment during the six months ended June 30, 2022 are summarized as follows (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Balance at December 31, 2021	$77,000	$76,964	$—	$3,983	$157,947
Cherry Creek acquisition (1)	—	—	8,377	—	8,377
Balance at June 30, 2022	$77,000	$76,964	$8,377	$3,983	$166,324

(1) Based on the preliminary purchase price allocation. For further information see Note 4, Acquisitions and Divestitures.

Digital Assets

During the first quarter of 2022, the Company invested an aggregate of $5.0 million in digital assets. They are accounted for as indefinite-lived intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, included as a component of intangible assets, net on the Consolidated Balance Sheet. We have ownership of and control over our digital assets and we use third-party custodial services to secure it. Any decrease in the digital assets' fair values below our carrying values at any time subsequent to acquisition requires the Company to recognize impairment charges. No upward revisions for any market price increases are recognized until a sale of the digital assets occurs.

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

During the three and six months ended June 30, 2022, the Company recorded $2.2 million and $2.6 million, respectively, in impairment losses resulting from changes in the fair value of the Company's digital assets observed during the period. As of June 30, 2022, the carrying value of the Company's digital assets is $2.4 million. The Company views its investment in digital assets as liquid due to the ability to readily convert the investment to cash through sale on an active exchange. The Company may decrease its holdings of digital assets at any time based on our view of market conditions.

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

The following tables present details of our intangible assets as of June 30, 2022 and December 31, 2021, respectively (in thousands):

	June 30, 2022
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$278,155	$—	$278,155
Digital assets	Indefinite	2,378	—	2,378
Content rights and other intangible assets	1 - 10	31,492	(11,090)	20,402
Total		$312,025	$(11,090)	$300,935

	December 31, 2021
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$275,321	$—	$275,321
Other intangible assets	2 - 10	11,530	(8,586)	2,944
Total		$286,851	$(8,586)	$278,265

Amortization for definite-lived intangible assets was $1.4 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively and $2.5 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2022 is as follows (in thousands):

2022 (remainder)	$2,899
2023	5,533
2024	4,865
2025	1,653
2026	1,653
Thereafter	3,799
$20,402

Note 7. Investments

Long-term investments consists of minority holdings in various companies. As management does not exercise significant control over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial valuation of equity securities is based upon an estimate of market value at the time of investment, or upon a combination of valuation analyses using both observable and unobservable inputs categorized as Level 2 and Level 3 within the ASC 820 framework, respectively.

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

Equity securities measured at cost minus impairment

During the six months ended June 30, 2022, the Company acquired a total additional $1.5 million interest in two existing investees. During the three months ended June 30, 2022, the Company recorded a $1.2 million impairment charge for an existing investee based on the implied fair value of the investee as a result of a private transaction.

There were no impairment charges recorded for the three and six months ended June 30, 2021, respectively.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. Based on the market price of the investee's common stock as of June 30, 2022, the fair value of the Company's investment in the common stock of the investee was approximately $1.2 million resulting in a total unrealized loss of $0.7 million and $2.2 million during the three and six months ended June 30, 2022, respectively. Unrealized loss is included as a component of other expense (income) on the Unaudited Consolidated Financial Statements. The market price of the investee's common stock is categorized as Level 1 within the ASC 820 framework.

Note 8. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
2026 Notes	$530,766	$550,000
Deferred financing costs	(7,348)	(8,479)
Total long-term debt	$523,418	$541,521

During the three months ended June 30, 2022, the Company voluntarily repurchased an aggregate $19.2 million principal amount of its 2026 Notes at or below par, plus accrued interest. The Company wrote-off approximately $0.3 million of unamortized deferred financing costs, recognizing a total net gain of $0.1 million in connection with the voluntary repurchases of its 2026 Notes. The repurchased notes were canceled by the Company.

The 2026 Notes indenture contains certain covenants that may limit, among other things, our ability to; incur additional indebtedness, declare or pay dividends, redeem stock, transfer or sell assets, make investments or agree to certain restrictions on the ability of restricted subsidiaries to make payments to the Company. Certain of these covenants will be suspended if the 2026 Notes are assigned an investment grade rating by Standard & Poor’s Investors Ratings Services, Moody’s Investors Service, Inc. or Fitch Ratings, Inc. and no event of default has occurred and is continuing.

The Company was in compliance with its covenants under the 2026 Notes indenture as of June 30, 2022.

As of June 30, 2022, based on available market information, the estimated fair value of the 2026 Notes was $473.7 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of June 30, 2022 are as follows (in thousands):

2022 (remainder)	$—
2023	—
2024	—
2025	—
2026	530,766
$530,766

Note 9. Income Taxes

The Company's effective tax rate for the three months ended June 30, 2022 and 2021 was approximately 19.7% and 28.3%, respectively. The Company's effective tax rate for the six months ended June 30, 2022 and 2021 was approximately 25.8% and 43.7%, respectively. The decrease in the effective tax rate for the three and six months ended June 30, 2022 is primarily driven by discrete items for the period, including unrealized losses on investments in equity securities and adjustments to the valuation allowance for certain state interest expense carryforwards.

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

Note 10. Net Income Per Share

Basic earnings per common share (“EPS”) is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted EPS is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents.

The following table sets forth the computations of basic and diluted net income per share for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Numerator:
Net income	$4,919	$10,074	$7,660	$3,965
Net income from non-controlling interest	525	642	1,042	1,082
Net income attributable to controlling interest	$4,394	$9,432	$6,618	$2,883

Denominator:
Weighted average shares of common stock outstanding	16,986	16,087	16,891	17,187
Weighted average shares of participating securities outstanding	—	163	—	3,474
Total weighted average basic shares outstanding	16,986	16,250	16,891	20,661
Effect of dilutive common stock equivalents	1,709	2,587	2,286	2,069
Weighted average diluted common shares outstanding	18,695	18,837	19,177	22,730

Basic income per share:
Attributable to common shares	$0.26	$0.58	$0.39	$0.14
Attributable to participating shares (1)	$—	$0.58	$—	$0.14

Diluted income per share	$0.24	$0.50	$0.35	$0.13
(1) On March 9, 2021, the Company repurchased 8,814,980 warrants outstanding from Oaktree. On August 16, 2021, a warrant holder exercised 152,074 warrants, and on December 14, 2021, a warrant holder exercised 10,622 warrants, each as more fully discussed in Note 11, Stockholders' Equity, included in the Company's 2021 Annual Report on Form 10-K. For the three and six months ended June 30, 2022, there were no warrants outstanding. Income (loss) attributable to participating shares and diluted income (loss) per share for 2021 was calculated utilizing the weighted-average method, as applicable.

The Company had the following dilutive securities that were not included in the computation of diluted net income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	45	32	45	16
Restricted Stock	8	—	—	—

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

The following tables present the Company's reportable segment results for the three months ended June 30, 2022 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$22,983	$37,198	$56,975	$4,768	$—	$121,924
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	16,293	26,104	37,542	3,894	—	83,833
Depreciation and amortization	313	145	3,157	49	650	4,314
Corporate expenses	—	—	—	—	5,739	5,739
Stock-based compensation	133	15	84	3	604	839
Transaction and business realignment costs	—	—	—	6	818	824
Impairment of long-lived assets, intangible assets and investments	—	—	5,951	—	3,468	9,419
Net loss on sale and retirement of assets	—	—	89	—	—	89
Operating income (loss)	$6,244	$10,934	$10,152	$816	$(11,279)	$16,867

The following table presents the Company's reportable segment results for the three months ended June 30, 2021 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$20,220	$29,655	$56,422	$1,041	$—	$107,338
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	14,125	19,731	37,045	690	—	71,591
Depreciation and amortization	281	112	3,258	41	1,304	4,996
Corporate expenses	—	—	—	—	5,452	5,452
Stock-based compensation	128	11	63	3	689	894
Transaction and business realignment costs	—	—	—	4	452	456
Impairment of long-lived and intangible assets	—	—	—	—	95	95
Net loss on sale and retirement of assets	—	—	—	—	34	34
Operating income (loss)	$5,686	$9,801	$16,056	$303	$(8,026)	$23,820

The following tables present the Company's reportable segment results for the six months ended June 30, 2022 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$44,833	$66,437	$105,180	$5,716	$—	$222,166
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	31,769	47,115	73,980	4,732	—	157,596
Depreciation and amortization	590	210	6,302	87	1,890	9,079
Corporate expenses	—	—	—	—	10,148	10,148
Stock-based compensation	265	30	171	6	1,236	1,708
Transaction and business realignment costs	—	—	—	12	1,264	1,276
Impairment of long-lived assets, intangible assets and investments	—	—	5,958	120	3,819	9,897
Net gain on sale and retirement of assets	—	—	(183)	—	(36)	(219)
Operating income (loss)	$12,209	$19,082	$18,952	$759	$(18,321)	$32,681

The following tables present the Company's reportable segment results for the six months ended June 30, 2021 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$39,217	$54,731	$101,108	$1,043	$—	$196,099
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	27,190	37,543	70,627	758	—	136,118
Depreciation and amortization	697	335	6,529	86	2,078	9,725
Corporate expenses	—	—	—	—	9,586	9,586
Stock-based compensation	283	32	190	9	1,442	1,956
Transaction and business realignment costs	—	—	—	18	5,343	5,361
Impairment of long-lived and intangible assets	—	—	—	—	95	95
Net loss on sale and retirement of assets	—	—	—	—	627	627
Operating income (loss)	$11,047	$16,821	$23,762	$172	$(19,171)	$32,631

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

Format of Presentation

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the United States. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management as well as other monthly digital services for approximately 29,000 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 356 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

Other

We report the remainder of our revenue in the Other category, and it includes revenue from our live events. Our primary source of live events net revenue is ticket sales. Our live events also generate substantial revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Due to the COVID-19 pandemic we cancelled the majority of scheduled live events in 2020, and operated a significantly reduced schedule in 2021. We are operating more events in 2022, however, we are still below historical levels.

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

OVERVIEW OF OUR PERFORMANCE

Changes in our Business

Acquisition of Cherry Creek

On March 24, 2022, the Company executed an asset purchase agreement to acquire Cherry Creek Broadcasting LLC (“Cherry Creek”). Following regulatory approval, the acquisition was completed on June 17, 2022 for a cash purchase price of $18.4 million, net of closing adjustments. The results of Cherry Creek's operations have been included in our Unaudited Consolidated Financial Statements, following the closing of the acquisition on June 17, 2022. Pro forma information has not been presented because the effect of the acquisition is not material. For further discussion on the Cherry Creek acquisition, see Note 4, Acquisitions and Divestitures in the Notes to Unaudited Consolidated Financial Statements.

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended June 30, 2022 as compared to the same period in 2021 are summarized below:

•Net revenue increased $14.6 million, or 13.6%, primarily driven by a $7.5 million increase in our Digital Advertising net revenue, a $2.8 million increase in our Subscription Digital Marketing Solutions net revenue as a result of additional subscribers, and a $3.7 million increase in our Other net revenue due to live events held during the period.

•Operating income decreased $7.0 million, or 29.2%, for the three months ended June 30, 2022. Operating income decreased due to higher direct operating expenses to support the growth of our digital segments and total non-cash impairment charges in the amount of $9.4 million. These decreases were offset by a $14.6 million increase in net revenue.

•The Digital Advertising segment reported operating income of $10.9 million for the three months ended June 30, 2022, which represents an increase of $1.1 million, as compared to operating income of $9.8 million for the same period in 2021. The increase is primarily due to an increase in net revenue of $7.5 million, partially offset by an increase of $6.4 million in direct operating expenses. Subscription Digital Marketing Solutions reported operating income of $6.2 million, an increase of $0.6 million from the three months ended June 30, 2021, primarily due to growth in net subscribers. Increases in operating income were offset by a decrease in Broadcast Advertising operating income of $5.9 million, primarily due to non-cash impairment charges to our FCC licenses.

Certain key financial developments in our business for the six months ended June 30, 2022, as compared to the same period in 2021 are summarized below:

•Net revenue for the six months ended June 30, 2022 as compared to the same period in 2021, increased $26.1 million, or 13.3%, primarily driven by a $11.7 million increase in our Digital Advertising net revenue, an increase of $5.6 million in our Subscription Digital Marketing Solutions net revenue as a result of additional subscribers, an increase of $4.7 million in our Other net revenue due to live events held during the period, and a $4.1 million increase in our Broadcast Advertising net revenue.

•Operating income increased $0.1 million, or 0.2%, for the six months ended June 30, 2022. Operating income increased due to an increase in net revenue of $26.1 million and a decrease in transaction and business realignment costs of $4.1 million, partially offset by a $21.5 million increase in direct operating expenses and an increase in impairment charges of $9.8 million.

•Cash and cash equivalents decreased $27.7 million from $50.5 million as of December 31, 2021 to $22.8 million as of June 30, 2022, primarily due to the acquisition of Cherry Creek for a cash purchase price of $18.4 million, net of closing adjustments, and total repurchases of $19.2 million of our 2026 Notes, at or below par, during the second quarter of 2022.

Consolidated Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended June 30,
Statement of Operations Data:	2022	2021	$ Change	% Change
Net revenue	$121,924	$107,338	$14,586	13.6%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	83,833	71,591	12,242	17.1%
Depreciation and amortization	4,314	4,996	(682)	(13.7)%
Corporate expenses	5,739	5,452	287	5.3%
Stock-based compensation	839	894	(55)	(6.2)%
Transaction and business realignment costs	824	456	368	80.7%
Impairment of long-lived assets, intangible assets and investments	9,419	95	9,324	**
Net loss on sale and retirement of assets	89	34	55	161.8%
Total operating costs and expenses	105,057	83,518	21,539	25.8%
Operating income	16,867	23,820	(6,953)	(29.2)%
Other expense (income):
Interest expense, net	10,044	9,809	235	2.4%
Gain on repurchases of debt	(108)	—	(108)	**
Other expense (income), net	806	(40)	846	**
Income from operations before tax	6,125	14,051	(7,926)	(56.4)%
Income tax provision	1,206	3,977	(2,771)	(69.7)%
Net income	$4,919	$10,074	$(5,155)	(51.2)%
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended June 30,				Three Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Subscription Digital Marketing Solutions	$22,983	$20,220	$2,763	13.7%	$16,293	$14,125	$2,168	15.3%
Digital Advertising	37,198	29,655	7,543	25.4%	26,104	19,731	6,373	32.3%
Broadcast Advertising	56,975	56,422	553	1.0%	37,542	37,045	497	1.3%
Other	4,768	1,041	3,727	358.0%	3,894	690	3,204	464.3%
Total	$121,924	$107,338	$14,586	13.6%	$83,833	$71,591	$12,242	17.1%

Net Revenue

Net revenue for the three months ended June 30, 2022 increased $14.6 million, or 13.6%, as compared to the same period in 2021. Our Digital Advertising net revenue for the three months ended June 30, 2022 increased $7.5 million, or 25.4%, and our Subscription Digital Marketing Solutions net revenue for the three months ended June 30, 2022 increased $2.8 million, or 13.7%, as compared to the same period in 2021 due in part to the addition of approximately 1,150 net subscribers during the second quarter of 2022.

Our Other net revenue increased $3.7 million due to an increase in the number of live events held in the current period and our Broadcast Advertising net revenue increased $0.6 million, or 1.0%, as compared to the same period in 2021, due to increases in the purchase of new advertising by our clients.

Direct Operating Expenses

Direct operating expenses for the three months ended June 30, 2022 increased by $12.2 million, or 17.1%, as compared to the same period in 2021. Our Digital Advertising direct operating expenses for the three months ended June 30, 2022 increased $6.4 million, or 32.3%, while our Subscription Digital Marketing Solutions direct operating expenses for the three months ended June 30, 2022 increased $2.2 million, or 15.3%, as compared to the same period in 2021. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth. Our Other direct operating expenses increased $3.2 million due to an increase in live events during the period, as compared to the same period a year ago.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2022 decreased $0.7 million, or 13.7%, as compared to the same period in 2021, due to decreases in the amortization of software development costs, partially offset by amortization of content rights.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended June 30, 2022 increased $0.3 million, or 5.3%, as compared to the same period in 2021 primarily due to higher professional fees.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the three months ended June 30, 2022 increased $0.4 million as compared to the same period in 2021, primarily due to the acquisition of Cherry Creek.

Impairment of Long-Lived Assets, Intangible Assets and Investments

The Company recorded total impairment charges of $9.4 million related to our long-lived and intangible assets, and investments during the three months ended June 30, 2022. We recorded an impairment charge of $5.2 million related to FCC licenses in 6 of our 74 local markets during the quarter ended June 30, 2022, as compared to no impairment charges to FCC licenses in the same period a year ago. The impairment charge was primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and the estimate of initial capital costs due to rising prices. We recorded a $2.2 million impairment charge resulting from changes in the fair value of the Company's digital assets. For further discussion, see Note 6, Goodwill and Other Intangible Assets in the Notes to Unaudited Consolidated Financial Statements. The Company recorded an impairment charge of $1.2 million related to one of our investments during the three months ended June 30, 2022. For further discussion, see Note 7, Investments in the Notes to Unaudited Consolidated Financial Statements. The Company recorded an impairment charge of $0.8 million related to the pending sale of land and a building in Quincy-Hannibal, IL, during the three months ended June 30, 2022.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $59.0 million, which would have resulted in an impairment charge of $20.0 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended June 30,
	2022	2021

2026 Notes	$9,296	$9,453
Capital leases and other	310	11
Deferred financing costs and discounts	438	346
Interest income	—	(1)
Interest expense, net	$10,044	$9,809

Gain on repurchase of debt

During the three months ended June 30, 2022, the Company voluntarily repurchased an aggregate $19.2 million principal amount of its 2026 Notes at or below par, plus accrued interest. The Company wrote-off approximately $0.3 million of unamortized deferred financing costs, recognizing a total net gain of $0.1 million in connection with the voluntary repurchases of its 2026 Notes.

Other expense (income), net

Other expense (income), net includes unrealized losses related to measuring the fair value of one of the Company's investees. Based on the market price of the investee's common stock as of June 30, 2022, the fair value of the Company's investment in the common stock of the investee was approximately $1.2 million, resulting in a net unrealized loss of $0.7 million during the three months ended June 30, 2022. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Provision for income taxes

We recognized an income tax provision of $1.2 million for the three months ended June 30, 2022, as compared to $4.0 million for the same period in 2021. Our effective tax rate for the three months ended June 30, 2022 and 2021 was approximately 19.7% and 28.3%, respectively. The decrease in the effective tax rate is primarily driven by discrete items for the period, including unrealized losses on investments in equity securities and adjustments to the valuation allowance for certain state interest expense carryforwards.

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

Consolidated Results of Operations

Six months ended June 30, 2022 compared to six months ended June 30, 2021

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Six Months Ended June 30,
Statement of Operations Data:	2022	2021	$ Change	% Change
Net revenue	$222,166	$196,099	$26,067	13.3%

Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	157,596	136,118	21,478	15.8%
Depreciation and amortization	9,079	9,725	(646)	(6.6)%
Corporate expenses	10,148	9,586	562	5.9%
Stock-based compensation	1,708	1,956	(248)	(12.7)%
Transaction and business realignment costs	1,276	5,361	(4,085)	(76.2)%
Impairment of long-lived assets, intangible assets and investments	9,897	95	9,802	**
Net (gain) loss on sale and retirement of assets	(219)	627	(846)	**
Total operating costs and expenses	189,485	163,468	26,017	15.9%
Operating income	32,681	32,631	50	0.2%
Other expense (income):
Interest expense, net	20,071	19,964	107	0.5%
(Gain) loss on repurchases, extinguishment and modification of debt	(108)	5,997	(6,105)	**
Other expense (income), net	2,394	(377)	2,771	**
Income from operations before income taxes	10,324	7,047	3,277	46.5%
Income tax provision	2,664	3,082	(418)	(13.6)%
Net income	$7,660	$3,965	$3,695	93.2%
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the six months ended June 30, 2022 and 2021 (in thousands):

	Net Revenue				Direct Operating Expenses
	Six Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Subscription Digital Marketing Solutions	$44,833	$39,217	$5,616	14.3%	$31,769	$27,190	$4,579	16.8%
Digital Advertising	66,437	54,731	11,706	21.4%	47,115	37,543	9,572	25.5%
Broadcast Advertising	105,180	101,108	4,072	4.0%	73,980	70,627	3,353	4.7%
Other	5,716	1,043	4,673	448.0%	4,732	758	3,974	524.3%
Total	$222,166	$196,099	$26,067	13.3%	$157,596	$136,118	$21,478	15.8%

Net Revenue

Net revenue for the six months ended June 30, 2022, increased $26.1 million, or 13.3%, as compared to the same period in 2021. Our Digital Advertising net revenue for the six months ended June 30, 2022, increased $11.7 million, or 21.4% and our Subscription Digital Marketing Solutions net revenue for six months ended June 30, 2022 increased $5.6 million, or 14.3% as compared to the same period in 2021 due in part to the addition of approximately 2,200 net subscribers during the six months ended June 30, 2022.

Our Other net revenue increased $4.7 million due to the increase in live events held during the period, as compared to the same period a year ago. Our Broadcast Advertising net revenue increase $4.1 million, or 4.0%, due to increases in the purchase of new advertising by our clients.

Direct Operating Expenses

Direct operating expenses for the six months ended June 30, 2022, increased by $21.5 million, or 15.8%, as compared to the same period in 2021. Our Digital Advertising direct operating expenses for six months ended June 30, 2022 increased $9.6 million, or 25.5%, while our Subscription Digital Marketing Solutions direct operating expenses for six months ended June 30, 2022 increased $4.6 million, or 16.8%, as compared to the same period in 2021. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth.

Our Other direct operating expenses for the six months ended June 30, 2022, increased $4.0 million, as compared to the same period in 2021, due to an increase in live events during the period, as compared to the same period a year ago.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2022, decreased $0.6 million, or 6.6%, as compared to the same period in 2021 due to decrease in the amortization of software development costs, partially offset by the amortization of content rights.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the six months ended June 30, 2022, increased $0.6 million, or 5.9%, as compared to the same period in 2021, primarily due to professional fees.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the six months ended June 30, 2022, decreased $4.1 million as compared to the same period in 2021, primarily due to $4.5 million paid under the terms of the March 2021 settlement agreement related to share repurchase with certain affiliates of Oaktree Capital Management L.P. (the “Settlement Agreement”), partially offset by approximately $1.0 million in acquisition costs incurred related to the Cherry Creek acquisition in 2022.

Impairment of Long-Lived Assets, Intangible Assets and Investments

The Company recorded total impairment charges of $9.9 million related to our long-lived and intangible assets, and investments during the six months ended June 30, 2022. We recorded an impairment charge of $5.2 million related to FCC licenses in 6 of our 74 local markets during the quarter ended June 30, 2022, as compared to no impairment charges to FCC licenses in the same period a year ago. The impairment charge was primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and the estimate of initial capital costs due to rising prices. We recorded $2.6 million in impairment losses during the six months ended June 30, 2022 resulting from changes in the fair value of the Company's digital assets. For further discussion, see Note 6, Goodwill and Other Intangible Assets in the Notes to Unaudited Consolidated Financial Statements. The Company recorded an impairment charge of $1.2 million related to one of our investments. For further discussion, see Note 7, Investments in the Notes to Unaudited Consolidated Financial Statements. The Company recorded an impairment charge of $0.8 million related to the pending sale of land and a building in Quincy-Hannibal, IL.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021

2026 Notes	$18,749	$18,486
2023 Notes	—	642
Term Loans	—	161
Capital leases and other	467	19
Deferred financing costs and discounts	855	674
Interest income	0	(18)
Interest expense, net	$20,071	$19,964

Gain on repurchase of debt

During the six months ended June 30, 2022, the Company voluntarily repurchased an aggregate $19.2 million principal amount of its 2026 Notes at or below par plus accrued interest. The Company wrote-off approximately $0.3 million of unamortized deferred financing costs, recognizing a total net gain of $0.1 million in connection with the voluntary repurchases of its 2026 Notes.

Other expense (income), net

Other expense (income), net includes unrealized gains related to measuring the fair value of one of the Company's investees. During the six months ended June 30, 2022, the Company recorded total unrealized losses of $2.2 million based on the market price of the investee's common stock. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Provision for income taxes

We recognized an income tax provision of $2.7 million for the six months ended June 30, 2022, as compared to $3.1 million for the same period in 2021. Our effective tax rate for the period was approximately 25.8% for the six months ended June 30, 2022 as compared to 43.7% for the six months ended June 30, 2021. The decrease in the effective tax rate is primarily driven by discrete items for the period, including unrealized losses on investments in equity securities and adjustments to the valuation allowance for certain state interest expense carryforwards.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$22,825	$25,146
Restricted cash	494	494

Cash provided by operating activities	23,005	31,138
Cash used in investing activities	(30,493)	(4,053)
Cash used in financing activities	(20,192)	(85,168)
Net decrease in cash and cash equivalents and restricted cash	$(27,680)	$(58,083)

Operating Activities

Net cash provided by operating activities was $23.0 million for the six months ended June 30, 2022, as compared to $31.1 million for the same period in 2021. This decrease was primarily related to increases in payments for interest due to the February 1 interest payment on the 2026 Notes and increases in accounts receivable in 2022, as compared to 2021, due higher net revenue.

Investing Activities

Net cash used in investing activities was $30.5 million for the six months ended June 30, 2022 as compared to $4.1 million for the same period in 2021. The increase in net cash used in investing activities was primarily due to the acquisition of Cherry Creek for $18.4 million, net of closing adjustments, and purchases of digital assets in 2022.

Financing Activities

Net cash used in financing activities was $20.2 million for the six months ended June 30, 2022, as compared to $85.2 million for the same period in 2021. Net cash used in financing activities in 2022 was primarily used for $18.9 million in voluntary repurchases of our 2026 Notes. Net cash used in financing activities in 2021 was primarily used for: the repayment of $557.4 million of principal amount of the 2023 unsecured senior notes and term loan facility, including total accrued interest of $7.2 million and a $4.4 million prepayment premium; cash consideration for the Company's repurchase of the outstanding shares and warrants of Oaktree in the amount of $80.4 million; partially offset by the issuance of $541.0 million of the 2026 Notes, net of fees and proceeds from stock option exercises.

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

As of June 30, 2022, we had $523.4 million of outstanding indebtedness, net of deferred financing costs of $7.3 million.

Based on the terms of our 2026 Notes, as of June 30, 2022, we expect our debt service requirements to be approximately $36.5 million over the next twelve months. See Note 8, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

As of June 30, 2022 we had $22.8 million of cash and cash equivalents, and $63.5 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million at June 30, 2022 and December 31, 2021, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

During the first quarter of 2022, the Company invested an aggregate of $5.0 million in digital assets. The Company may decrease its holdings of digital assets at any time based on our view of market conditions. For any digital assets held now or in the future, any declines in the market values of these assets below their current carrying values may result in non-cash impairment charges even if the overall market values of these assets subsequently increase. See Note 6, Goodwill and Other Intangible Assets, in our Notes to Consolidated Financial Statements for additional information related to our digital assets.

During the second quarter of 2022, the Company voluntarily repurchased an aggregate $19.2 million in principal amount of its 2026 Notes. The Company may repurchase additional amounts in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. This control deficiency was identified following an internal review by BDO USA, LLP, the independent registered public accounting firm of the Company, of its 2021 audit of the Company’s consolidated financial statements as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the SEC on March 16, 2022. The Company did not maintain adequate documentation of its testing of the functionality of a software package. Thus, the controls over the completeness and accuracy of information prepared by the Company that is used specific to a log produced by one of the Company’s automation systems were not operating effectively.

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements, in all material respects, the financial position of the Company as of June 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for the three and six months ended June 30, 2022 and 2021 and for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Accordingly, there are no changes to the Company’s previously reported consolidated financial statements and earnings releases.

Plan for Remediation of Material Weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has evaluated the material weakness described above and has made significant progress updating its documentation of its testing of the impacted software package to remediate the control deficiency and enhance the Company’s internal control environment. Management is committed to successfully implementing the remediation plan as promptly as possible, and currently plans to evaluate its documentation of the testing of the impacted software package to determine whether the documentation of its testing controls have operated effectively during the third and fourth quarter of 2022 to fully remediate the material weakness in the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, no significant changes to our internal control over financial reporting occurred during the quarter ended June 30, 2022.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and six months ended June 30, 2022. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchase Program

In December 2021, our Board of Directors approved a 3-year share repurchase program for up to $50 million. The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
April 1, 2022 through April 30, 2022	—	$—	$50,000
May 1, 2022 through May 31, 2022	—	$—	$50,000
June 1, 2022 through June 30, 2022	25,623	$8.77	$49,775
Total	25,623	$8.77	$49,775
(1) This column represents the total number of shares purchased as part of publicly announced plans.

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
Date: August 9, 2022
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer