Form 10-K/A
period 2021-12-31
Townsquare Media, Inc.
filed 2022-11-07
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our original Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2022 (the “Original Form 10-K”). However, this amendment does not change our consolidated financial statements as set forth in the Original Form 10-K.

The purpose of this Amendment is to (i) amend and restate the Risk Factors disclosure included in Item 1A for a material weakness in our internal control over financial reporting; (ii) revise the “Report of Independent Registered Certified Public Accounting Firm” of BDO USA LLP (“BDO”) appearing in the Index to Consolidated Financial Statements regarding the effectiveness of our internal control over financial reporting; and (iii) revise the disclosure on our internal control over financial reporting in Part II, Item 9A to reflect management’s conclusion that our disclosure controls and procedures were not effective at December 31, 2021 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Form 10-K. This material weakness did not result in any change to our consolidated financial statements as set forth in the Original Form 10-K. Part IV, Item 15, “Exhibits and Financial Statement Schedules,” also has been amended to include currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer as required by sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this Amended Filing as Exhibits 31.1, 31.2, 32.1 and 32.2. The Company does not intend to file amendments to any of its previously filed quarterly reports on Form 10-Q for the interim periods of 2021.

Other than the changes as outlined above and the inclusion within this Amendment of new certifications by management and a new consent of our independent registered certified public accounting firm (and related amendment to the exhibit index that is incorporated by reference into Item 15 of the Original Form 10-K to reflect the addition of such certifications and consent and related changes to the footnotes to that exhibit index), this Amendment speaks only as of the date of the Original Form 10-K and does not modify or update any other disclosures contained in our Original Form 10-K. Specifically, there are no changes to our consolidated financial statements set forth in the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and reports filed with the SEC subsequent to the Original Form 10-K.

TOWNSQUARE MEDIA, INC.

ii

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

Risks Related to Our Financial Reporting and Accounting

We remediated several material weaknesses in our internal control over financial reporting. We have identified one additional material weakness in our internal control over financial reporting. If we experience additional material weaknesses in the future, our business may be harmed.

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

Management performed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 and had concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to material weaknesses described under “Item 9A. Controls and Procedures” in this Annual Report. During 2021, management took steps to remediate all material weakness identified prior to December 31, 2021. As of December 31, 2021, management concluded that our internal control over financial reporting was not effective as the Company did not maintain adequate documentation of its testing of the functionality of a software package. Management is in the process of implementing a remediation plan to fully remediate this material weakness.

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

PART II

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

At the time we filed the Original Form 10-K, our principal executive officer and principal financial officer had concluded that as of December 31, 2021, our disclosure controls and procedures were effective. Following an internal review by BDO USA, LLP, the independent registered public accounting firm of the Company, of its 2021 audit of the Company’s consolidated financial statements as reported in the Company’s Annual Report on the Original Form 10-K, a control deficiency was identified. The Company did not maintain adequate documentation of its testing of the functionality of a software package. Thus, the controls over the completeness and accuracy of information prepared by the Company that is used specific to a log produced by one of the Company’s automation systems were not operating effectively. As a result, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021 because of this material weakness in our internal control over financial reporting,

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as filed on the Original Form 10-K, and as included in this Amendment, and such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Accordingly, there are no changes to the Company’s previously reported consolidated financial statements and earnings releases.

Restated Management’s Report on Internal Control Over Financial Reporting

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In Management’s Report on Internal Control over Financial Reporting included in the Original Form 10-K, our management previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021. Subsequent to the filing date of the Original Form 10-K, management has concluded that the material weakness described above existed as of December 31, 2021. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021, based on the criteria in Internal Control - Integrated Framework (2013). Accordingly, management has restated its report on internal control over financial reporting.

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

Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in the firm’s attestation report, which appears on page F-5.

PART III

Item 15. Exhibits, Financial Statement Schedules

(a) (1)-(2) Financial Statements. The financial statements and financial statement schedule listed in the Index to Consolidated Financial Statements appearing on page F-1 of this Amendment are filed as a part of this report. All other schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted either because they are not required under the related instructions or because they are not applicable.

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
3.1	Certificate of Incorporation of Townsquare Media, Inc.		S-1/A		3.1	7/14/2014

3.2	Bylaws of Townsquare Media, Inc.		S-1/A		3.2	7/14/2014

4.1	Indenture dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee		8-K		4.1	4/1/2015

4.2	Form of 6.500% Senior Note due 2023		8-K		4.2	4/1/2015

4.3	Warrant Agreement, dated as of July 25, 2014, by and among Townsquare Media, Inc., the persons set forth on Schedule I thereto, and any other registered holders of the Warrant Certificates (as defined therein) from time to time party thereto		8-K		10.2	7/31/2014

4.4	Indenture, dated as of January 6, 2021, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and notes collateral agent.		8-K		4.1	1/6/2021

4.5	Form of 6.875% Senior Note due 2026		8-K		4.2	1/6/2021

4.6	Description of Securities Registered Pursuant to Section 12 of the Exchange Act of 1934		10-K		4.6	3/16/2022

10.1.1	Credit Agreement dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the lenders and financial institutions party thereto		8-K		10.1	4/1/2015

10.1.2	Guarantee and Security Agreement dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors party thereto and Royal Bank of Canada, as administrative and collateral agent		8-K		10.2	4/1/2015

10.1.3	Incremental Amendment Agreement No. 1, dated as of September 1, 2015, among Townsquare Media, Inc. and Royal Bank of Canada as administrative agent and Incremental Term Lender		10-Q/A	9/30/2015	10.2	11/9/2015

10.1.4	Amendment No. 2, dated as of February 8, 2017, to the Credit Agreement, dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent, and the other parties thereto.		10-K	12/31/2016	10.4	3/13/2017

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.1.5	Amendment No. 3, dated October 20, 2017, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015 and Amendment No. 2 dated as of February 8, 2017) (the “Credit Agreement”), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	9/30/2017	10.5	11/7/2017

10.1.6	Amendment No. 4, dated April 30, 2019, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015, Amendment No. 2 dated as of February 8, 2017 and Amendment No. 3 dated as of October 20, 2017), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	3/31/2019	10.1	5/7/2019

10.1.7	Amendment No. 5, dated April 13, 2020, to the Credit Agreement, dated as of April 1, 2015, as amended, among Townsquare Media, Inc., each lender from time to time party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2020)		8-K		10.1	4/17/2020

10.2.1 *	Employment Agreement, between Townsquare Media, Inc. and Bill Wilson, dated October 16, 2017.		8-K		10.1	10/19/2017

10.2.2 *	Employment Agreement Amendment, dated April 27, 2018 to Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	5/3/2018

10.2.3 *	Second Amendment, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, as amended on April 24, 2019, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	12/13/19

10.3.1 *	Letter Agreement, between Townsquare Media, Inc. and Steven Price, dated October 16, 2017.		8-K		10.3	10/19/2017

10.3.2 *	Amendment to Letter Agreement, dated December 9, 2019, to the Letter Agreement, dated October 16, 2017, and between Townsquare Media, Inc, and Steven Price.		8-K		10.4	12/13/2019

10.4.1 *	Employment Agreement, between Townsquare Media, Inc. and Stuart Rosenstein, dated October 16, 2017.		8-K		10.4	10/19/2017

10.4.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Stuart Rosenstein.		8-K		10.2	12/13/2019

10.5.1 *	Employment Agreement, between Townsquare Media, Inc. and Erik Hellum, dated October 25, 2017.		10-K	12/31/2018	10.10	3/12/2019

10.5.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 25, 2017, by and between Townsquare Media, Inc. and Erik Hellum.		8-K		10.3	12/13/2019

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.7.1 *	2014 Omnibus Incentive Plan		S-1/A		10.8	7/14/2014

10.7.2 *	Amendment to 2014 Omnibus Incentive Plan		8-K		10.2	1/28/2021

10.7.3 *	Form of Option Grant Agreement		S-1/A		10.9	7/14/2014

10.7.4 *	Form of Option Grant at IPO		S-1/A		10.10	7/21/2014

10.7.5 *	Restricted Stock Award Agreement between Townsquare Media, Inc. and Bill Wilson, dated May 31, 2018		8-K		10.1	6/4/2018

10.7.6 *	Form of Restricted Stock Award Agreement		10-Q	9/30/2018	10.1	11/6/2018

10.7.7 *	2021 Employee Stock Purchase Plan		10-K	12/31/2021	10.7.7	3/16/2022

10.8 *	Form of Indemnification Agreement		S-1/A		10.11	7/14/2014

10.9	Second Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto		8-K		10.3	7/31/2014

10.10	Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Scott Schatz and Dhruv Prasad.		8-K		10.4	7/31/2014

10.11	Registration Agreement, dated as of August 16, 2016, by and between Townsquare Media, Inc. and Madison Square Garden Investments, LLC		10-Q	9/30/2016	10.1	11/8/2016

10.12	Agreement of Purchase and Sale by and among North American Fairs, LLC, Townsquare Live Events, LLC and Danny Huston, dated May 24, 2018.		8-K		10.1	5/29/2018

10.13	Stock Repurchase Agreement dated January 24, 2021 by and between Townsquare Media, Inc. and certain affiliates of Oaktree Capital Management L.P.		8-K		10.1	1/28/2021

10.14	Settlement Agreement, dated as of March 8, 2021, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., Oaktree FF Investment Fund, L.P., Second Street Holdings 1, L.P., Second Street Holdings 2, L.P., Second Street Holdings 3, L.P., Second Street Holdings 4, L.P., Second Street Holdings 5, L.P., Second Street Holdings 6, L.P., Second Street Holdings 7, L.P., and Second Street Holdings 8, L.P		8-K		10.1	3/10/2021

16.1	Letter to Securities and Exchange Commission from RSM US LLP, dated June 19, 2019		8-K		16.1	6/19/2019

17.1	Departure of Director, David Quick (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 17, 2021)		8-K		17.1	5/17/2021

21.1	List of Subsidiaries of Townsquare Media, Inc.		10-K	12/31/2021	21.1	3/16/2022

23.1	Consent of BDO USA, LLP	X

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350	X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Management contract or compensatory plan or arrangement.

(b) Exhibits. See Exhibits above.

(c) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November 2022.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Bill Wilson	Chief Executive Officer and Director	November 7, 2022
Bill Wilson	(Principal Executive Officer)

/s/ Stuart Rosenstein	Executive Vice President and Chief Financial Officer	November 7, 2022
Stuart Rosenstein	(Principal Financial Officer)

/s/ Robert Worshek	Senior Vice President and Chief Accounting Officer	November 7, 2022
Robert Worshek	(Principal Accounting Officer)

/s/ Steven Price	Executive Chairman and Director	November 7, 2022
Steven Price

/s/ B. James Ford	Director	November 7, 2022
B. James Ford

/s/ Gary Ginsberg	Director	November 7, 2022
Gary Ginsberg

/s/ Stephen Kaplan	Director	November 7, 2022
Stephen Kaplan

/s/ David Lebow	Director	November 7, 2022
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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2022, November 7, 2022, as to the effects of the material weakness as described in Management’s Annual Report on Internal Control over Financial Reporting, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York

Opinion on Internal Control over Financial Reporting

We have audited Townsquare Media, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria. In our report dated March 16, 2022, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of December 31, 2021. Subsequent to March 16, 2022, management revised its assessment of internal control over financial reporting due to the identification of a material weakness, as described below. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 expressed herein is different from that expressed in our previous report.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain effective controls over the completeness and accuracy of information prepared by the Company that is used specific to a log produced by one of the Company’s automation systems were not operating effectively has been identified and described in management's assessment as the controls failed. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 16, 2022 on those consolidated financial statements.

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
/s/ BDO USA, LLP
New York, New York
March 16, 2022, except as to the effect of the material weakness, which is dated November 7, 2022.

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