Form 10-Q/A
period 2022-03-31
Townsquare Media, Inc.
filed 2022-11-07
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10Q/A (this “Amendment”) amends our original Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 10, 2022 (the “Original Form 10-Q”). However, this amendment does not change our consolidated financial statements as set forth in the Original Form 10-Q.

The purpose of this Amendment is to revise Part I, Item 4 to reflect management’s conclusion that our disclosure controls and procedures were not effective at March 31, 2022 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Form 10-Q. This material weakness did not result in any change to our consolidated financial statements as set forth in the Original Form 10-Q. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s Chief Executive Officer and Chief Financial Officer are being filed herewith as exhibits to this Amended Filing (Exhibit 31.1 and Exhibit 31.2). Because no financial statements are contained within this Amendment, paragraph 3 of such certifications has been omitted.

Other than the inclusion within this Amendment of new certifications required by management (and related amendment to the exhibit index to reflect the addition of such certifications), this Amendment speaks only as of the date of the Original Form 10-Q and does not modify or update any other disclosures contained in our Original Form 10-Q. Also, there are no changes to our consolidated financial statements set forth in the Original Form 10-Q. This Amendment should be read in conjunction with the Original Form 10-Q and reports filed with the SEC subsequent to the Original Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. At the time we filed the Original Form 10-Q, our principal executive officer and principal financial officer had concluded that as of March 31, 2022, our disclosure controls and procedures were effective. Following an internal review by BDO USA, LLP, the independent registered public accounting firm of the Company, of its 2021 audit of the Company’s consolidated financial statements as reported in the Company’s Annual Report on Form 10-K, for the fiscal year ended December 31, 2021, originally filed with the SEC on March 16, 2022 a control deficiency was identified. The Company did not maintain adequate documentation of its testing of the functionality of a software package. Thus, the controls over the completeness and accuracy of information prepared by the Company that is used specific to a log produced by one of the Company’s automation systems were not operating effectively. As a result, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022 because of this material weakness in our internal control over financial reporting,

Notwithstanding this material weakness, the Company has concluded that no material misstatements exist in the consolidated financial statements as filed on the Original Form 10-Q and such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the three months ended March 31, 2022 and March 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Accordingly, there are no changes to the Company’s previously reported consolidated financial statements and earnings releases.

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

PART II

Item 6. Exhibits

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
Date: November 7, 2022
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer

4