Form 10-Q
period 2022-09-30
Townsquare Media, Inc.
filed 2022-11-09
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 4, 2022, the registrant had 17,240,949 outstanding shares of common stock consisting of: (i) 12,964,312 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 3,461,341 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$27,046	$50,505
Accounts receivable, net of allowance of $5,581 and $6,743, respectively	61,677	57,647
Prepaid expenses and other current assets	12,649	12,086
Total current assets	101,372	120,238
Property and equipment, net	110,018	106,717
Intangible assets, net	289,292	278,265
Goodwill	166,324	157,947
Investments	17,933	18,217
Operating lease right-of-use assets	51,433	42,996
Other assets	2,354	1,437
Restricted cash	495	494
Total assets	$739,221	$726,311
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,499	$5,676
Deferred revenue	10,702	10,208
Accrued compensation and benefits	10,390	14,411
Accrued expenses and other current liabilities	24,437	22,512
Operating lease liabilities, current	8,814	7,396
Accrued interest	6,080	15,754
Total current liabilities	65,922	75,957
Long-term debt, net of deferred finance costs of $6,844 and $8,479, respectively	523,922	541,521
Deferred tax liability	24,494	20,081
Operating lease liability, net of current portion	45,465	38,743
Other long-term liabilities	16,391	425
Total liabilities	676,194	676,727
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 12,881,711 and 12,573,654 shares issued and outstanding, respectively	129	126
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,461,341 and 3,461,341 shares issued and outstanding, respectively	35	35
Total common stock	172	169
Treasury stock, at cost; 25,623 and zero shares of Class A common stock, respectively	(225)	—
Additional paid-in capital	307,751	302,724
Accumulated deficit	(247,757)	(256,635)
Non-controlling interest	3,086	3,326
Total stockholders’ equity	63,027	49,584
Total liabilities and stockholders’ equity	$739,221	$726,311

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$120,635	$111,280	$342,801	$307,379

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	83,985	75,719	241,581	211,837
Depreciation and amortization	4,467	4,821	13,546	14,546
Corporate expenses	5,744	6,410	15,892	15,996
Stock-based compensation	722	877	2,430	2,833
Transaction and business realignment costs	1,004	486	2,280	5,847
Impairment of long-lived assets, intangible assets and investments	10,300	—	20,197	95
Net (gain) loss on sale and retirement of assets	(119)	(14)	(338)	613
Total operating costs and expenses	106,103	88,299	295,588	251,767
Operating income	14,532	22,981	47,213	55,612
Other expense (income):
Interest expense, net	9,967	9,816	30,038	29,780
(Gain) loss on repurchases, extinguishment and modification of debt	—	—	(108)	5,997
Other (income) expense, net	(508)	(3,078)	1,886	(3,455)
Income from operations before tax	5,073	16,243	15,397	23,290
Income tax provision	2,275	3,349	4,939	6,431
Net income	$2,798	$12,894	$10,458	$16,859

Net income attributable to:
Controlling interests	$2,260	$12,405	$8,878	$15,288
Non-controlling interests	$538	$489	$1,580	$1,571

Basic income per share:
Attributable to common shares	$0.13	$0.75	$0.52	$0.79
Attributable to participating shares	$—	$0.75	$—	$0.79

Diluted income per share	$0.13	$0.64	$0.48	$0.71

Weighted average shares outstanding:
Basic attributable to common shares	17,037	16,386	16,941	16,917
Basic attributable to participating shares	—	88	—	2,333
Diluted	17,482	19,384	18,645	21,657

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2022	12,573,654	815,296	3,461,341	—	$169	$—	$302,724	$(256,635)	$3,326	$49,584
Net income	—	—	—	—	—	—	—	2,224	517	2,741
Stock-based compensation	—	—	—	—	—	—	869	—	—	869
Common stock issued under exercise of stock options	94,422	—	—	—	1	—	646	—	—	647
Issuance of restricted stock (1)	191,456	—	—	—	2	—	1,807	—	—	1,809
Balance at March 31, 2022	12,859,532	815,296	3,461,341	—	$172	$—	$306,046	$(254,411)	$3,843	$55,650
Net income	—	—	—	—	—	—	—	4,394	525	4,919
Stock-based compensation	—	—	—	—	—	—	839	—	—	839
Common stock issued under exercise of stock options	17,179	—	—	—	—	—	112	—	—	112
Treasury stock acquired at cost (2)	—	—	—	25,623	—	(225)	—	—	—	(225)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,820)	(1,820)
Balance at June 30, 2022	12,876,711	815,296	3,461,341	25,623	$172	$(225)	$306,997	$(250,017)	$2,548	$59,475
Net income	—	—	—	—	—	—	—	2,260	538	2,798
Stock-based compensation	—	—	—	—	—	—	722	—	—	722
Common stock issued under exercise of stock options	5,000	—	—	—	—	—	32	—	—	32
Balance at September 30, 2022	12,881,711	815,296	3,461,341	25,623	$172	$(225)	$307,751	$(247,757)	$3,086	$63,027

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

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$10,458	$16,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,546	14,546
Amortization of deferred financing costs	1,359	1,129
Non-cash lease income	(298)	(106)
Net deferred taxes and other	4,413	6,070
Provision for doubtful accounts	1,429	1,718
Stock-based compensation expense	2,430	2,833
(Gain) loss on repurchases, extinguishment and modification of debt	(108)	5,997
Trade activity, net	(3,496)	(9,994)
Impairment of long-lived assets, intangible assets and investments	20,197	95
Unrealized loss (gain) on investment	1,934	(2,924)
Content rights acquired	(19,320)	—
Amortization of content rights	3,124	—
Change in content rights liabilities	17,397	—
Other	(815)	(199)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,900)	(1,148)
Prepaid expenses and other assets	(1,253)	3,259
Accounts payable	(123)	1,409
Accrued expenses	(3,916)	(569)
Accrued interest	(9,674)	(49)
Other long-term liabilities	(278)	(789)
Net cash provided by operating activities - continuing operations	32,106	38,137
Net cash used in operating activities - discontinued operations	—	(33)
Net cash provided by operating activities	32,106	38,104

Cash flows from investing activities:
Payment for acquisition	(18,419)	—
Purchase of property and equipment	(13,100)	(7,840)
Purchase of investments	(100)	(278)
Purchase of digital assets	(4,997)	—
Proceeds from insurance recoveries	452	362
Proceeds from sale of assets and investment related transactions	810	1,671
Net cash used in investing activities	(35,354)	(6,085)

Cash flows from financing activities:
Repurchase of 2026 Notes	(18,850)	—
Repayment of term loans	—	(272,381)
Repurchase of 2023 Notes	—	(273,416)
Proceeds from the issuance of 2026 Notes	—	550,000
Prepayment fee on 2023 Notes	—	(4,443)
Deferred financing costs	—	(9,027)
Repurchase of Oaktree securities	—	(80,394)
Transaction costs related to Oaktree securities repurchase	—	(1,556)
Proceeds from stock options exercised	790	10,931
Repurchase of stock	(225)	(1,400)
Cash distribution to non-controlling interests	(1,820)	(2,216)
Repayments of capitalized obligations	(105)	(57)
Net cash used in financing activities	(20,210)	(83,959)

Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(23,458)	(51,940)
Beginning of period	50,999	83,723
End of period	$27,541	$31,783

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$38,284	$28,693
Income taxes	1,049	634

Supplemental Disclosure of Non-cash Activities:
Investments acquired in exchange for advertising (1)	$2,750	$6,438
Property and equipment acquired in exchange for advertising (1)	726	1,945
Accrued capital expenditures	45	120
Accrued financing fees	—	150

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$7,982	$7,695
Right-of-use assets obtained in exchange for operating lease obligations	8,923	2,246

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$27,046	$31,289
Restricted cash	495	494
	$27,541	$31,783

(1) Represents total advertising services provided by the Company in exchange for equity interests and property and equipment acquired during each of the nine months ended September 30, 2022 and 2021, respectively.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 29,850 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 357 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2021 Annual Report on Form 10-K"), as well as the Company's Form 10-K/A, for the year ended December 31, 2021. The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three and nine months ended September 30, 2022, cash flows for the nine months ended September 30, 2022, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2022. The Consolidated Balance Sheet as of December 31, 2021 is derived from the audited Consolidated Financial Statements at that date.

Segment Reporting

The Company’s operations are organized internally by the types of products and services provided. In December of 2021, the Company changed its reporting segments in order to reflect its strategic focus, organizational structure and the information reviewed by its Chief Operating Decision Maker ("CODM") as a digital media and digital marketing solutions company with market leading radio stations, represented by three segments: Subscription Digital Marketing Solutions, which includes the results of the Company’s subscription digital marketing solutions business, Townsquare Interactive; Digital Advertising, which includes digital advertising on its owned and operated digital properties and its digital programmatic advertising platform; and Broadcast Advertising, which includes our local, regional and national advertising products and solutions delivered via terrestrial radio broadcast, and other miscellaneous revenue that is associated with its broadcast advertising platform. The remainder of the Company’s business is reported in the Other category, which includes owned and operated live events. The Company has presented segment information for the three and nine months ended September 30, 2021 in conformity with the current period’s segment information.

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

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies since December 31, 2021. For the Company's detailed accounting policies please refer to the Consolidated Financial Statements and related notes thereto included in the Company's 2021 Annual Report on Form 10-K and 10-K/A.

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

On August 16, 2022, the Inflation Reduction Act (the "IRA") was signed into law in the U.S. Among other changes, the IRA introduced an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022 and several tax incentives to promote clean energy. Based on the Company's current analysis and pending future guidance to be issued by the U.S. Treasury, the Company does not anticipate that these provisions will have a significant impact on its Consolidated Financial Statements.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30, 2022					Three Months Ended September 30, 2021
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$23,188	$36,915	$57,780	$1,165	$119,048	$21,130	$30,521	$56,739	$2,315	$110,705
Political	—	100	1,487	—	1,587	—	—	575	—	575
Net Revenue	$23,188	$37,015	$59,267	$1,165	$120,635	$21,130	$30,521	$57,314	$2,315	$111,280

	Nine Months Ended September 30, 2022					Nine Months Ended September 30, 2021
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$68,021	$103,155	$161,209	$6,881	$339,266	$60,347	$85,252	$156,644	$3,358	$305,601
Political	—	297	3,238	—	3,535	—	—	1,778	—	1,778
Net Revenue	$68,021	$103,452	$164,447	$6,881	$342,801	$60,347	$85,252	$158,422	$3,358	$307,379

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

The primary sources of net revenue are the sale of digital and broadcast advertising solutions on our owned and operated websites, radio stations’ online streams, and mobile applications, radio stations, and on third-party websites through our in-house digital programmatic advertising platform. Through our digital programmatic advertising platform, we are able to hyper-target audiences for our local, regional and national advertisers by combining first and third-party audience and geographic location data, providing them the ability to reach a high percentage of their online audience. We deliver these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We also offer subscription digital marketing solutions under the brand name Townsquare Interactive to small and mid-sized local and regional businesses in markets outside the top 50 across the United States, including the markets in which we operate radio stations. Townsquare Interactive offers traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, social media management, and website retargeting.

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

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2022	December 31, 2021
Contract receivables (accounts receivable)	$61,677	$57,647
Short-term contract liabilities (deferred revenue)	$10,702	$10,208
Contract Acquisition Costs	$6,426	$5,428

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of September 30, 2022, and December 31, 2021, the balance in the contract liabilities was $10.7 million and $10.2 million, respectively. The increase in the contract liabilities balance at September 30, 2022 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $0.6 million and $8.2 million of recognized revenue for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, respectively, we recognized $0.9 million and $7.4 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and nine months ended September 30, 2022.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of September 30, 2022 and December 31, 2021, we had a balance of $6.4 million and $5.4 million, respectively, in capitalized contract acquisition costs and recognized $1.3 million and $3.7 million of amortization for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, we recognized $1.1 million and $3.2 million of amortization, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and nine months ended September 30, 2022 and 2021.

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

Performance Obligations

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed. Amounts related to performance obligations with expected durations of greater than one year are at a fixed price per unit and do not include any upfront or minimum payments requiring any estimation or allocation of revenue.

Note 4. Acquisitions and Divestitures

Acquisitions and Divestitures

On March 24, 2022, the Company executed an asset purchase agreement to acquire Cherry Creek Broadcasting LLC (“Cherry Creek”). Following regulatory approval, the acquisition was completed on June 17, 2022 for a cash purchase price of $18.4 million, net of closing adjustments. The purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. The Company expects to finalize the allocation of the purchase price for Cherry Creek as soon as possible, but in any event, no later than one year from the acquisition date. The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired. We require additional time specifically related to obtaining information regarding acquired FCC licenses and property and equipment.

The preliminary acquisition date fair values of major classes of net assets acquired are as follows (in thousands):

Preliminary Acquisition Date Fair Value
Net tangible assets acquired	$1,366
Intangible assets, net (1)	8,676
Goodwill	8,377
Total Purchase Price	$18,419

(1) Intangible assets include FCC licenses and content rights in the amount of $8.0 million and $0.7 million, respectively.

Goodwill totaling $8.4 million represents the excess of the Cherry Creek purchase price over the fair value of net assets acquired, representing future economic benefits that are expected to be achieved as a result of the acquisition, and is included in the Broadcast Advertising segment. Goodwill generated from the Cherry Creek acquisition is deductible for income tax purposes. The Company believes the acquisition of Cherry Creek, which includes a portfolio of local media brands, will further its goal of becoming the number one local media company in markets outside of the Top 50 in the United States. In addition, the acquisition provides an opportunity to bring our digital assets and solutions to the Cherry Creek markets and accelerate their digital growth with our Digital First strategy.

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

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Land and improvements	$19,919	$20,558
Buildings and leasehold improvements	56,817	55,192
Broadcast equipment	103,666	95,962
Computer and office equipment	24,006	21,819
Furniture and fixtures	22,537	22,130
Transportation equipment	20,614	20,427
Software development costs	38,208	34,776
Total property and equipment, gross	285,767	270,864
Less accumulated depreciation and amortization	(175,749)	(164,147)
Total property and equipment, net	$110,018	$106,717

Depreciation and amortization expense for property and equipment was $4.2 million and $4.5 million for the three months ended September 30, 2022 and 2021, respectively $12.7 million and $13.7 million for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022, the Company sold land and a building in Quincy-Hannibal, IL. The Company recognized $0.8 million in impairment charges related to the sale. There were no impairment charges related to long-lived assets for the three and nine months ended September 30, 2021.

On June 24, 2022, the Company executed a lease for office space of approximately 11,900 square feet in Phoenix, AZ, in order to support the growth of the Subscription Digital Marketing Solutions segment. The lease commenced in the third quarter of 2022 and has an eleven-year term, with the option to extend the lease for two consecutive five-year periods.

The Company had no material right of use assets related to its finance leases as of September 30, 2022 and December 31, 2021.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in forecasted traditional broadcast revenue in the markets in which we operate in and increases in the weighted average cost of capital, the Company quantitatively evaluated the fair value of its FCC licenses at September 30, June 30, and March 31, 2022, respectively.

The key assumptions used in applying the direct valuation method are summarized as follows:

	September 30, 2022
Discount Rate	11.6%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	19.3%	94.7%
Operating Profit Margin	20.0%	47.0%

	June 30, 2022
Discount Rate	10.9%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	19.3%	94.7%
Operating Profit Margin	20.0%	47.0%

	March 31, 2022
Discount Rate	10.2%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	19.3%	94.7%
Operating Profit Margin	20.0%	47.0%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of interim impairment assessments of our FCC licenses, as of September 30, 2022 we incurred impairment charges of $10.3 million and $15.5 million for FCC licenses in eight of our 74 local markets for the three and nine months ended September 30, 2022, respectively. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and the estimate of initial capital costs due to rising prices. The Company recorded no impairment charges on its FCC licenses for the three and nine months ended September 30, 2021.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $51.8 million, which would have resulted in an impairment charge of $25.6 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

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

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2021 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of September 30, 2022.

Changes in the carrying value of the Company's goodwill by segment during the nine months ended September 30, 2022 are summarized as follows (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Balance at December 31, 2021	$77,000	$76,964	$—	$3,983	$157,947
Cherry Creek acquisition (1)	—	—	8,377	—	8,377
Balance at September 30, 2022	$77,000	$76,964	$8,377	$3,983	$166,324

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

The Company recorded no impairment losses due to changes in the fair value of the Company's digital assets during three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recorded $2.6 million in impairment losses due to changes in the fair value of the Company's digital assets observed during the period. As of September 30, 2022, the carrying value of the Company's digital assets is $2.4 million. The Company views its investment in digital assets as liquid due to the ability to readily convert the investment to cash through sale on an active exchange. The Company may decrease its holdings of digital assets at any time based on our view of market conditions.

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

The following tables present details of our intangible assets as of September 30, 2022 and December 31, 2021, respectively (in thousands):

	September 30, 2022
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$267,855	$—	$267,855
Digital assets	Indefinite	2,378	—	2,378
Content rights and other intangible assets	1 - 10	31,622	(12,563)	19,059
Total		$301,855	$(12,563)	$289,292

	December 31, 2021
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$275,321	$—	$275,321
Other intangible assets	2 - 10	11,530	(8,586)	2,944
Total		$286,851	$(8,586)	$278,265

Amortization for definite-lived intangible assets was $1.5 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively and $4.0 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2022 is as follows (in thousands):

2022 (remainder)	$1,474
2023	5,615
2024	4,865
2025	1,653
2026	1,653
Thereafter	3,799
$19,059

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

Equity securities measured at cost minus impairment

During the nine months ended September 30, 2022, the Company acquired a $2.1 million interest in three new investees and an additional $0.8 million interest in an existing investee. There were no impairment charges recorded for the three months ended September 30, 2022. The Company recorded a $1.2 million impairment charge for an investee during the nine months ended September 30, 2022, based on the implied fair value of the investee as a result of a private transaction.

There were no impairment charges recorded for the three and nine months ended September 30, 2021, respectively.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. Based on the market price of the investee's common stock as of September 30, 2022, the fair value of the Company's investment in the common stock of the investee was approximately $1.4 million. As a result, the Company recorded an unrealized gain of $0.2 million during the three months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recorded a total net unrealized loss of $1.9 million as a result of changes in the fair value of the investee's common stock during the period. During the three and nine months ended September 30, 2021, the Company recorded an unrealized net gain of $2.9 million.

Unrealized gains and losses are included as a component of other expense (income) on the Unaudited Consolidated Financial Statements. The market price of the investee's common stock is categorized as Level 1 within the ASC 820 framework.

Note 8. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
2026 Notes	$530,766	$550,000
Deferred financing costs	(6,844)	(8,479)
Total long-term debt	$523,922	$541,521

During the nine months ended September 30, 2022, the Company voluntarily repurchased an aggregate $19.2 million principal amount of its 2026 Notes at or below par, plus accrued interest. The Company wrote-off approximately $0.3 million of unamortized deferred financing costs, recognizing a total net gain of $0.1 million in connection with the voluntary repurchases of its 2026 Notes. The repurchased notes were canceled by the Company.

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of September 30, 2022.

As of September 30, 2022, based on available market information, the estimated fair value of the 2026 Notes was $481.7 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of September 30, 2022 are as follows (in thousands):

2022 (remainder)	$—
2023	—
2024	—
2025	—
2026	530,766
$530,766

Note 9. Income Taxes

The Company's effective tax rate for the three months ended September 30, 2022 and 2021 was approximately 44.8% and 20.6%, respectively. The Company's effective tax rate for the nine months ended September 30, 2022 and 2021 was approximately 32.1% and 27.6%, respectively. The increase in the effective tax rate for the three and nine months ended September 30, 2022 is primarily driven by discrete items for the period, as well as non deductible expenses and increases in the valuation allowance for certain interest expense carryforwards.

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

The following table sets forth the computations of basic and diluted net income per share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Numerator:
Net income	$2,798	$12,894	$10,458	$16,859
Net income from non-controlling interest	538	489	1,580	1,571
Net income attributable to controlling interest	$2,260	$12,405	$8,878	$15,288

Denominator:
Weighted average shares of common stock outstanding	17,037	16,386	16,941	16,917
Weighted average shares of participating securities outstanding	—	88	—	2,333
Total weighted average basic shares outstanding	17,037	16,474	16,941	19,250
Effect of dilutive common stock equivalents	445	2,910	1,704	2,407
Weighted average diluted common shares outstanding	17,482	19,384	18,645	21,657

Basic income per share:
Attributable to common shares	$0.13	$0.75	$0.52	$0.79
Attributable to participating shares (1)	$—	$0.75	$—	$0.79

Diluted income per share	$0.13	$0.64	$0.48	$0.71
(1) On March 9, 2021, the Company repurchased 8,814,980 warrants outstanding from Oaktree. On August 16, 2021, a warrant holder exercised 152,074 warrants, and on December 14, 2021, a warrant holder exercised 10,622 warrants, each as more fully discussed in Note 11, Stockholders' Equity, included in the Company's 2021 Annual Report on Form 10-K and 10-K/A. For the three and nine months ended September 30, 2022, there were no warrants outstanding. Income (loss) attributable to participating shares and diluted income (loss) per share for 2021 was calculated utilizing the weighted-average method, as applicable.

The Company had the following dilutive securities that were not included in the computation of diluted net income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	5,036	45	45	26
Restricted Stock	8	—	8	—

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

The following tables present the Company's reportable segment results for the three months ended September 30, 2022 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$23,188	$37,015	$59,267	$1,165	$—	$120,635
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	16,744	25,949	39,889	1,403	—	83,985
Depreciation and amortization	321	150	3,301	26	669	4,467
Corporate expenses	—	—	—	—	5,744	5,744
Stock-based compensation	137	20	109	2	454	722
Transaction and business realignment costs (1)	—	—	—	6	998	1,004
Impairment of long-lived assets, intangible assets and investments	—	—	10,300	—	—	10,300
Net gain on sale and retirement of assets	—	—	(99)	—	(20)	(119)
Operating income (loss)	$5,986	$10,896	$5,767	$(272)	$(7,845)	$14,532

(1) Includes integration costs of $0.9 million related to the acquisition of Cherry Creek. These costs were predominantly for travel and compensation.

The following table presents the Company's reportable segment results for the three months ended September 30, 2021 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$21,130	$30,521	$57,314	$2,315	$—	$111,280
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	14,954	20,341	38,040	2,384	—	75,719
Depreciation and amortization	143	82	3,224	41	1,331	4,821
Corporate expenses	—	—	—	—	6,410	6,410
Stock-based compensation	128	11	64	2	672	877
Transaction and business realignment costs	—	—	—	7	479	486
Net gain on sale and retirement of assets	—	—	—	—	(14)	(14)
Operating income (loss)	$5,905	$10,087	$15,986	$(119)	$(8,878)	$22,981

The following tables present the Company's reportable segment results for the nine months ended September 30, 2022 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$68,021	$103,452	$164,447	$6,881	$—	$342,801
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	48,513	73,064	113,869	6,135	—	241,581
Depreciation and amortization	911	360	9,603	113	2,559	13,546
Corporate expenses	—	—	—	—	15,892	15,892
Stock-based compensation	402	50	280	8	1,690	2,430
Transaction and business realignment costs (1)	—	—	—	18	2,262	2,280
Impairment of long-lived assets, intangible assets and investments	—	—	16,258	120	3,819	20,197
Net gain on sale and retirement of assets	—	—	(282)	—	(56)	(338)
Operating income (loss)	$18,195	$29,978	$24,719	$487	$(26,166)	$47,213
(1) Includes integration costs of $1.2 million related to the acquisition of Cherry Creek. These costs were predominantly for travel and compensation.

The following tables present the Company's reportable segment results for the nine months ended September 30, 2021 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$60,347	$85,252	$158,422	$3,358	$—	$307,379
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	42,144	57,884	108,667	3,142	—	211,837
Depreciation and amortization	840	417	9,753	127	3,409	14,546
Corporate expenses	—	—	—	—	15,996	15,996
Stock-based compensation	411	43	254	11	2,114	2,833
Transaction and business realignment costs	—	—	—	25	5,822	5,847
Impairment of long-lived and intangible assets	—	—	—	—	95	95
Net loss on sale and retirement of assets	—	—	—	—	613	613
Operating income (loss)	$16,952	$26,908	$39,748	$53	$(28,049)	$55,612

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

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States, or in the specific markets in which we currently do business including supply chain disruptions, inflation, labor shortages and the effect on advertising activity, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, including the COVID-19 pandemic, our ability to develop and maintain digital technologies and hire and retain technical and sales talent, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2021 Annual Report on Form 10-K/A, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. The forward-looking statements included in this report are made only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Format of Presentation

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the United States. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management as well as other monthly digital services for approximately 29,850 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 357 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

Broadcast Advertising

Our Broadcast Advertising segment includes our portfolio of 357 local terrestrial radio stations. Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations to local, regional and national spot advertisers, and national network advertisers. We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Given the stability of radio’s audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our local markets outside the top 50 markets in the U.S.

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

Macroeconomic Indicators

The U.S. economy and financial markets may continue to experience volatility due to the COVID-19 pandemic, the development of COVID-19 variants, vaccination rates and government legislative and regulatory responses, the subsequent rapid economic expansion which has resulted in significant inflationary pressures, including the anticipation of an economic recession.

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

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended September 30, 2022 as compared to the same period in 2021 are summarized below:

•Net revenue increased $9.4 million, or 8.4%, primarily driven by a $6.5 million increase in our Digital Advertising net revenue, a $2.1 million increase in our Subscription Digital Marketing Solutions net revenue as a result of additional subscribers, and a $2.0 million increase in our Broadcast Advertising net revenue.

•Operating income decreased $8.4 million, or 36.8%, for the three months ended September 30, 2022. Operating income decreased due to non-cash impairment charges to our FCC licenses in the amount of $10.3 million and an increase in direct operating expenses to support the growth of our digital segments. These drivers for decreases in operating income were partially offset by a $9.4 million increase in net revenue.

•The Digital Advertising segment reported operating income of $10.9 million for the three months ended September 30, 2022, which represents an increase of $0.8 million, as compared to operating income of $10.1 million for the same period in 2021. The increase is primarily due to an increase in net revenue of $6.5 million, partially offset by an increase of $5.6 million in direct operating expenses. Subscription Digital Marketing Solutions reported operating income of $6.0 million, an increase of $0.1 million from the three months ended September 30, 2021. Increases in operating income were offset by a decrease in Broadcast Advertising operating income of $10.2 million, primarily due to the non-cash impairment charges to our FCC licenses.

Certain key financial developments in our business for the nine months ended September 30, 2022, as compared to the same period in 2021 are summarized below:

•Net revenue for the nine months ended September 30, 2022 as compared to the same period in 2021, increased $35.4 million, or 11.5%, primarily driven by a $18.2 million increase in our Digital Advertising net revenue, an increase of $7.7 million in our Subscription Digital Marketing Solutions net revenue as a result of additional subscribers and an increase of $6.0 million in our Broadcast Advertising net revenue due in part as a result of increases in the purchase of new advertising by our clients. Other net revenue increased $3.5 million due to live events held during the period.

•Operating income decreased $8.4 million, or 15.1%, for the nine months ended September 30, 2022. Operating income decreased due to a $29.7 million increase in direct operating expenses and an increase in impairment charges of $20.1 million, partially offset by an increase in net revenue of $35.4 million and a decrease in transaction and business realignment costs of $3.6 million.

•Cash and cash equivalents decreased $23.5 million from $50.5 million as of December 31, 2021 to $27.0 million as of September 30, 2022, primarily due to the acquisition of Cherry Creek for a cash purchase price of $18.4 million, net of closing adjustments, and total repurchases of $19.2 million of our 2026 Notes, at or below par, during the second quarter of 2022.

Consolidated Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended September 30,
Statement of Operations Data:	2022	2021	$ Change	% Change
Net revenue	$120,635	$111,280	$9,355	8.4%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	83,985	75,719	8,266	10.9%
Depreciation and amortization	4,467	4,821	(354)	(7.3)%
Corporate expenses	5,744	6,410	(666)	(10.4)%
Stock-based compensation	722	877	(155)	(17.7)%
Transaction and business realignment costs	1,004	486	518	106.6%
Impairment of long-lived assets, intangible assets and investments	10,300	—	10,300	**
Net gain on sale and retirement of assets	(119)	(14)	(105)	**
Total operating costs and expenses	106,103	88,299	17,804	20.2%
Operating income	14,532	22,981	(8,449)	(36.8)%
Other expense (income):
Interest expense, net	9,967	9,816	151	1.5%
Other income, net	(508)	(3,078)	2,570	(83.5)%
Income from operations before tax	5,073	16,243	(11,170)	(68.8)%
Income tax provision	2,275	3,349	(1,074)	(32.1)%
Net income	$2,798	$12,894	$(10,096)	(78.3)%
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended September 30,				Three Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Subscription Digital Marketing Solutions	$23,188	$21,130	$2,058	9.7%	$16,744	$14,954	$1,790	12.0%
Digital Advertising	37,015	30,521	6,494	21.3%	25,949	20,341	5,608	27.6%
Broadcast Advertising	59,267	57,314	1,953	3.4%	39,889	38,040	1,849	4.9%
Other	1,165	2,315	(1,150)	(49.7)%	1,403	2,384	(981)	(41.1)%
Total	$120,635	$111,280	$9,355	8.4%	$83,985	$75,719	$8,266	10.9%

Net Revenue

Net revenue for the three months ended September 30, 2022 increased $9.4 million, or 8.4%, as compared to the same period in 2021. Our Digital Advertising net revenue increased $6.5 million, or 21.3%, and our Subscription Digital Marketing Solutions net revenue increased $2.1 million, or 9.7%, as compared to the same period in 2021 due in part to the addition of approximately 850 net subscribers during the third quarter of 2022.

Our Broadcast Advertising net revenue increased $2.0 million, or 3.4%, as compared to the same period in 2021. Our Other net revenue decreased $1.2 million due to the timing of certain events.

Direct Operating Expenses

Direct operating expenses for the three months ended September 30, 2022 increased by $8.3 million, or 10.9%, as compared to the same period in 2021. Our Digital Advertising direct operating expenses for the three months ended September 30, 2022 increased $5.6 million, or 27.6% and our Subscription Digital Marketing Solutions direct operating expenses for the three months ended September 30, 2022 increased $1.8 million, or 12.0%, as compared to the same period in 2021. These increases were primarily driven by increases in headcount related expenses to support revenue and subscriber growth, as well as higher inventory costs. Our Broadcast Advertising direct operating expenses increased $1.8 million, or 4.9%, driven by higher compensation, as compared to the same period a year ago.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2022 decreased $0.4 million, or 7.3%, as compared to the same period in 2021, primarily due to a decreases in the amortization of software development costs.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended September 30, 2022 decreased $0.7 million, or 10.4%, as compared to the same period in 2021 primarily due to lower professional fees.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the three months ended September 30, 2022 increased $0.5 million as compared to the same period in 2021, primarily due to the Cherry Creek acquisition.

Impairment of Long-Lived Assets, Intangible Assets and Investments

The Company recorded total impairment charges of $10.3 million related to FCC licenses in eight of our 74 local markets during the three months ended September 30, 2022, as compared to no impairment charges to FCC licenses in the same period a year ago. The impairment charge was primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and the estimate of initial capital costs due to rising prices. For further discussion, see Note 6, Goodwill and Other Intangible Assets in the Notes to Unaudited Consolidated Financial Statements.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $51.8 million, which would have resulted in an impairment charge of $25.6 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event our broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended September 30,
	2022	2021

2026 Notes	$9,127	$9,348
Term Loans	—	8
Capital leases and other	337	5
Deferred financing costs	504	455
Interest income	(1)	—
Interest expense, net	$9,967	$9,816

Other income, net

Other expense (income), net includes unrealized losses related to measuring the fair value of one of the Company's investees. During the three months ended September 30, 2022, the Company recorded an unrealized gain of $0.2 million, as compared to an unrealized gain of $2.9 million during the three months ended September 30, 2021. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Provision for income taxes

We recognized an income tax provision of $2.3 million for the three months ended September 30, 2022, as compared to $3.3 million for the same period in 2021. Our effective tax rate for the three months ended September 30, 2022 and 2021 was approximately 44.8% and 20.6%, respectively. The increase in the effective tax rate is primarily driven by discrete items for the period, as well as non deductible expenses and increases in the valuation allowance for certain interest expense carryforwards.

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

Consolidated Results of Operations

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Nine Months Ended September 30,
Statement of Operations Data:	2022	2021	$ Change	% Change
Net revenue	$342,801	$307,379	$35,422	11.5%

Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	241,581	211,837	29,744	14.0%
Depreciation and amortization	13,546	14,546	(1,000)	(6.9)%
Corporate expenses	15,892	15,996	(104)	(0.7)%
Stock-based compensation	2,430	2,833	(403)	(14.2)%
Transaction and business realignment costs	2,280	5,847	(3,567)	(61.0)%
Impairment of long-lived assets, intangible assets and investments	20,197	95	20,102	**
Net (gain) loss on sale and retirement of assets	(338)	613	(951)	**
Total operating costs and expenses	295,588	251,767	43,821	17.4%
Operating income	47,213	55,612	(8,399)	(15.1)%
Other expense (income):
Interest expense, net	30,038	29,780	258	0.9%
(Gain) loss on repurchases, extinguishment and modification of debt	(108)	5,997	(6,105)	**
Other expense (income), net	1,886	(3,455)	5,341	**
Income from operations before income taxes	15,397	23,290	(7,893)	(33.9)%
Income tax provision	4,939	6,431	(1,492)	(23.2)%
Net income	$10,458	$16,859	$(6,401)	(38.0)%
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the nine months ended September 30, 2022 and 2021 (in thousands):

	Net Revenue				Direct Operating Expenses
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Subscription Digital Marketing Solutions	$68,021	$60,347	$7,674	12.7%	$48,513	$42,144	$6,369	15.1%
Digital Advertising	103,452	85,252	18,200	21.3%	73,064	57,884	15,180	26.2%
Broadcast Advertising	164,447	158,422	6,025	3.8%	113,869	108,667	5,202	4.8%
Other	6,881	3,358	3,523	104.9%	6,135	3,142	2,993	95.3%
Total	$342,801	$307,379	$35,422	11.5%	$241,581	$211,837	$29,744	14.0%

Net Revenue

Net revenue for the nine months ended September 30, 2022, increased $35.4 million, or 11.5%, as compared to the same period in 2021. Our Digital Advertising net revenue for the nine months ended September 30, 2022, increased $18.2 million, or 21.3% and our Subscription Digital Marketing Solutions net revenue for nine months ended September 30, 2022 increased $7.7 million, or 12.7% as compared to the same period in 2021 due in part to the addition of approximately 3,050 net subscribers during the nine months ended September 30, 2022.

Our Broadcast Advertising net revenue increased $6.0 million, or 3.8%, due in part to increases in the purchase of new advertising by our clients. Our Other net revenue increased $3.5 million due to the increase in live events held during the period, as compared to the same period a year ago.

Direct Operating Expenses

Direct operating expenses for the nine months ended September 30, 2022, increased by $29.7 million, or 14.0%, as compared to the same period in 2021. Our Digital Advertising direct operating expenses for nine months ended September 30, 2022 increased $15.2 million, or 26.2%, while our Subscription Digital Marketing Solutions direct operating expenses for nine months ended September 30, 2022 increased $6.4 million, or 15.1%, as compared to the same period in 2021. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth, as well as higher inventory costs.

Our Broadcast Advertising direct operating expenses increased $5.2 million, or 4.8%, driven by higher compensation, as compared to the same period a year ago. Our Other direct operating expenses for the nine months ended September 30, 2022, increased $3.0 million, as compared to the same period in 2021, due to an increase in live events during the period, as compared to the same period a year ago.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2022, decreased $1.0 million, or 6.9%, as compared to the same period in 2021 due to a decrease in the amortization of software development costs.

Stock-based Compensation

Stock-based compensation expense for the nine months ended September 30, 2022, decreased $0.4 million, or 14.2%, as compared to the same period in 2021 due to awards that vested in 2022.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the nine months ended September 30, 2022, decreased $3.6 million as compared to the same period in 2021, primarily due to $4.5 million paid in 2021 under the terms of the March 2021 settlement agreement related to share repurchase with certain affiliates of Oaktree Capital Management L.P., partially offset by acquisition and integration costs incurred related to the Cherry Creek acquisition in 2022.

Impairment of Long-Lived Assets, Intangible Assets and Investments

The Company recorded total impairment charges of $20.2 million related to our long-lived and intangible assets, and investments during the nine months ended September 30, 2022. We recorded total impairment charges of $15.5 million related to FCC licenses in eight of our 74 local markets during the nine months ended September 30, 2022, as compared to no impairment charges to our FCC licenses during the same period a year ago. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and the estimate of initial capital costs due to rising prices. We recorded $2.6 million in impairment losses during the nine months ended September 30, 2022 due to changes in the fair value of the Company's digital assets. For further discussion, see Note 6, Goodwill and Other Intangible Assets in the Notes to Unaudited Consolidated Financial Statements. The Company recorded an impairment charge of $1.2 million related to one of our investments. For further discussion, see Note 7, Investments in the Notes to Unaudited Consolidated Financial Statements. The Company recorded an impairment charge of $0.8 million related to the sale of land and a building in Quincy-Hannibal, IL during the nine months ended September 30, 2022.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021

2026 Notes	$27,877	$27,834
2023 Notes	—	642
Term Loans	—	161
Capital leases and other	803	33
Deferred financing costs	1,359	1,129
Interest income	(1)	(19)
Interest expense, net	$30,038	$29,780

Gain on repurchase of debt

During the nine months ended September 30, 2022, the Company voluntarily repurchased an aggregate $19.2 million principal amount of its 2026 Notes at or below par plus accrued interest. The Company wrote-off approximately $0.3 million of unamortized deferred financing costs, recognizing a total net gain of $0.1 million in connection with the voluntary repurchases of its 2026 Notes.

Other expense (income), net

Other expense (income), net includes unrealized gains related to measuring the fair value of one of the Company's investees. Based on the market price of the investee's common stock as of September 30, 2022, the fair value of the Company's investment in the common stock of the investee was approximately $1.4 million resulting in a net unrealized loss of $1.9 million as compared to an unrealized gain of $2.9 million during the nine months ended September 30, 2021. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Provision for income taxes

We recognized an income tax provision of $4.9 million for the nine months ended September 30, 2022, as compared to $6.4 million for the same period in 2021. Our effective tax rate for the period was approximately 32.1% for the nine months ended September 30, 2022 as compared to 27.6% for the nine months ended September 30, 2021. The increase in the effective tax rate is primarily driven by discrete items for the period, as well as non deductible expenses and increases in the valuation allowance for certain interest expense carryforwards.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$27,046	$31,289
Restricted cash	495	494

Cash provided by operating activities	32,106	38,104
Cash used in investing activities	(35,354)	(6,085)
Cash used in financing activities	(20,210)	(83,959)
Net decrease in cash and cash equivalents and restricted cash	$(23,458)	$(51,940)

Operating Activities

Net cash provided by operating activities was $32.1 million for the nine months ended September 30, 2022, as compared to $38.1 million for the same period in 2021. This decrease was primarily related to higher cash interest payments in 2022, primarily due to the timing of the refinancing in February 2021, increases in accounts receivable due to higher net revenue in 2022, as compared to 2021, and decreases in accrued expenses due to higher compensation. In 2022, we made two interest payments on the 2026 Notes in February and August, and in 2021 we made only one interest payment on the 2026 Notes in August.

Investing Activities

Net cash used in investing activities was $35.4 million for the nine months ended September 30, 2022 as compared to $6.1 million for the same period in 2021. The increase in net cash used in investing activities was primarily due to the acquisition of Cherry Creek for $18.4 million, net of closing adjustments, purchases of digital assets, and an increase in the purchase of property and equipment in 2022.

Financing Activities

Net cash used in financing activities was $20.2 million for the nine months ended September 30, 2022, as compared to $84.0 million for the same period in 2021. Net cash used in financing activities in 2022 was primarily used for $18.9 million in voluntary repurchases of our 2026 Notes. Net cash used in financing activities in 2021 was primarily used for: the repayment of $557.4 million of principal amount of the 2023 unsecured senior notes and term loan facility, including total accrued interest of $7.2 million and a $4.4 million prepayment premium; cash consideration for the Company's repurchase of the outstanding shares and warrants of Oaktree in the amount of $80.4 million; partially offset by the issuance of $541.0 million of the 2026 Notes, net of fees, and proceeds from stock option exercises.

Sources of Liquidity and Anticipated Cash Requirements

We fund our working capital requirements through a combination of cash flows from our operating, investing, and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing, and financing activities will enable us to meet our working capital, capital expenditures, debt service, and other funding requirements for at least one year from the date of this report. Future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, some of which are beyond our control. In particular during the period of uncertainty related to and following the COVID-19 pandemic, we have focused on and will continue to monitor our liquidity.

As of September 30, 2022, we had $523.9 million of outstanding indebtedness, net of deferred financing costs of $6.8 million.

Based on the terms of our 2026 Notes, as of September 30, 2022, we expect our debt service requirements to be approximately $36.5 million over the next twelve months. See Note 8, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

As of September 30, 2022 we had $27.0 million of cash and cash equivalents, and $61.7 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million at September 30, 2022 and December 31, 2021, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

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

Other Liquidity Matters

Material changes to our commitments from those included in our 2021 Annual Report on Form 10-K and 10-K/A are discussed in Note 6, Goodwill and Other Intangible Assets - Content Rights, in our Notes to Consolidated Financial Statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the quarter ended September 30, 2022. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness in internal control over financial reporting summarized below and as disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2021.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our Annual Report on Form 10-K/A, the Company did not maintain adequate documentation of its testing of the functionality of a software package. Thus, the controls over the completeness and accuracy of information prepared by the Company that is used specific to a log produced by one of the Company’s automation systems were not operating effectively.

Notwithstanding the identified material weaknesses, management believes the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our results of operations and cash flows for the three and nine months ended September 30, 2022 and our financial condition as of such date, in accordance with U.S. GAAP.

Plan for Remediation of Material Weakness

The Company and its Board of Directors are committed to maintaining a strong internal control environment. Management has evaluated the material weakness described above and has made significant progress updating its documentation of its testing of the impacted software package to remediate the control deficiency and enhance the Company’s internal control environment. Management is committed to successfully implementing the remediation plan as promptly as possible and progress has been made in the third quarter and will continue into the fourth quarter of 2022 to fully remediate the material weakness in the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as noted above, no significant changes to our internal control over financial reporting occurred during the quarter ended September 30, 2022.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and nine months ended September 30, 2022. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report on Form 10-K/A for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.

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
Date: November 9, 2022
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer