Form 10-K
period 2022-12-31
Townsquare Media, Inc.
filed 2023-03-16
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2022
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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $126,365,115 based upon the closing price on the New York Stock Exchange on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. For this computation, the registrant has excluded the market value of all shares of its common stock held by directors and officers of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of March 7, 2023, the registrant had 17,328,212 outstanding shares of common stock consisting of: (i) 13,051,575 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 3,461,341 shares of Class C common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”), to be filed with the Securities and Exchange Commission are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

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

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. For example, all statements we make relating to our estimated and projected earnings, revenue, costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies, or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to a variety of risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•the impact of general economic conditions in the United States, or in the specific markets in which we currently do business, including the lingering effects of the COVID-19 pandemic;
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

PART I
ITEM 1. BUSINESS

Description of Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 30,650 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of (a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and (b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 357 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

We believe that our diversified product offering substantially differentiates us from our competition. This diversification allows us to provide superior solutions to our advertisers and engaging experiences for our audience, underpins our growth strategy and, we believe, helps to mitigate the risks associated with advertising revenue dependency.

In our markets, we are among the largest providers of original local content available to consumers. The quality and availability of our original local content distinguishes our brands from other local offerings, attracting large and loyal audiences. Several of our competitors, particularly in print media, have reduced the amount of original local content they produce or created pay-walls that restrict access to their content. According to research conducted by UNC School of Media and Journalism, approximately 1,800 newspapers have closed in the United States since 2004. We believe these trends will continue and further amplify the attractiveness of our offerings as we fill this expanding void in our communities, both online and on-air. We believe that our focus on providing original local news, entertainment, music and lifestyle media experiences to our audience is a key driver of our powerful reach and engagement metrics. In 2022, we set new company records reaching more than 70 million unique visitors per month, on average, across our digital platform, 11 million listeners on a weekly basis across our radio platform, and 42 million social media followers across our local and national media brands. We believe the investment in our original content strategy has contributed to a larger and more engaged online audience that is spending more time-consuming content on our websites and mobile apps, and a stable radio audience, in terms of both number of listeners and, importantly, time spent listening.

The local media industry is an important medium for advertisers to reach local consumers and for consumers to engage with relevant local content and events. According to S&P Global Market Intelligence, local advertising spending across all U.S. major media categories was forecasted to be $106.0 billion in 2022. Since 2017, U.S. local advertising has increased at a 5.4% compound annual growth rate and is projected to grow at a 6.0% compound annual growth rate through 2026.

Our Transformation

Townsquare was founded in 2010 with 60 radio stations in 13 markets with a vision of becoming the number one local media company in each of our markets. Through a series of acquisitions, we built our radio platform to 357 radio stations across 74 local markets. Since 2010, we have leveraged our radio platform to penetrate these local markets and organically build a full and comprehensive suite of digital advertising and marketing solutions that meet our customers’ needs to grow their business. Our significant radio reach and audience engagement provided a powerful foundation from which we were able to build and grow our digital solutions, including websites, mobile applications, a social media presence, online radio streams, subscription digital marketing solutions, and a robust programmatic owned and operated digital advertising platform. We believe that the increased interaction and engagement with consumers across our digital products and platforms in turn reinforces consumer loyalty and affinity toward our local radio brands.

Radio is a component of our business. However, according to S&P Global Market Intelligence, radio advertising was approximately 5% of all advertising dollars spent in the United States in 2022, while digital advertising solutions contributed approximately 65%. According to S&P Global Market Intelligence, it is estimated that digital advertising will grow to represent over 70% of all advertising spend in 2025. Therefore, while radio will continue to be a component of our local offering, we do not expect it to be our primary growth driver. Our growth engine is and will be digital, and we now consider ourselves a “Digital First” local media company.

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

Our Digital revenue, comprised of our Subscription Digital Marketing Solutions segment and our Digital Advertising segment, was $230.8 million in 2022 and $198.7 million in 2021, comprising 50% and 48% of our total net revenue, respectively. Our organically developed, flexible and customized content management system, digital advertising products and delivery capabilities, mobile applications, digital marketing solutions capabilities, digital programmatic advertising platform, data management and analytics and strategic insights platform, and online video content allow us to deliver world-class products in markets outside the top 50 in the U.S. As such, we believe we offer superior solutions for advertisers and audiences alike as compared to many of our local competitors.

Subscription Digital Marketing Solutions

Our Subscription Digital Marketing Solutions segment encompasses Townsquare Interactive, our subscription digital marketing solutions business. Townsquare Interactive offers digital marketing solutions, on a subscription basis, to small and medium-sized businesses (“SMBs”) in markets outside the top 50 across the United States, including but importantly not limited to the markets in which we operate radio stations. As of December 31, 2022, Townsquare Interactive had approximately 30,650 subscribers, 61% of which are located outside our local radio footprint. A subscriber is defined as a customer that has the right to receive subscription digital marketing services. Subscribers include customers in promotional periods. Unless converted to a paying subscription, these customers are removed from the subscriber list at the end of the promotion. Additionally, subscribers include customers whose subscription fees are past due while attempting to collect payment until the Company terminates the customers rights due to non-payment. Our Subscription Digital Marketing Solutions segment generated net revenue of $90.4 million in 2022 and $81.8 million in 2021.

We offer a variety of digital marketing solutions, which enables SMBs to choose the optimal features for their specific business. These solutions primarily include:

•Traditional and mobile-enabled website design, creation, and development as well as hosting services;
•Search engine optimization services;
•Online directory optimization services;
•E-commerce solutions;
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

We target SMBs outside the top 50 markets in the U.S., outside and within our 74 local media market footprint. As of December 31, 2022, approximately 61% of our total subscriber base was located in markets outside of our local media footprint. Our Townsquare Interactive sales team of approximately 200 sellers target private, independently owned SMBs outside of the top 50 markets, with less than 20 employees and less than $5 million of annual revenue. We believe this customer profile represents the ideal potential customer for our product, and we believe the addressable market for such potential subscribers of Townsquare Interactive is approximately 8.8 million SMBs which translates to a $32 billion Total Addressable Market (“TAM”) value. We also leverage our local sales teams in our 74 markets, who enjoy trusted and long-standing local relationships and heritage brand recognition, to sell Townsquare Interactive solutions within our market footprint.

Digital Advertising

Our Digital Advertising segment, marketed externally as Townsquare Ignite, is a combination of our owned and operated digital properties, our proprietary digital programmatic advertising platform, and an in-house demand and data management platform collecting valuable first party data. We generated Digital Advertising revenue of $140.4 million in 2022 and $116.9 million in 2021.

•Owned and Operated Platform. We connect local, regional and national advertisers to an audience of more than 70 million unique visitors on average per month in 2022, across our portfolio of over 400 local websites (many of which are companion websites to our local radio stations), 10 leading national music and entertainment websites and over 390 mobile apps. Our on-air personalities, or as we refer to them “the original social influencers” are also digital content creators, and create or curate approximately 20,000 pieces of content per month for our websites and apps, making Townsquare one of the largest producers of original local content in the United States. The content management system that powers our content platforms was built in-house by our product and technology team. In addition, we have more than 42 million social media followers and our YouTube platform has generated over 4.0 billion lifetime views.

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

Broadcast Advertising

Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations to local, regional and national spot advertisers, and national network advertisers. Our Broadcast Advertising segment revenue was $223.8 million in 2022 and $215.5 million in 2021.

We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Our scale allows us to have greater relevance to, and recognition from, our advertising clients while sharing best practices for strategy and operations across our asset portfolio. As of December 31, 2022, we owned and operated 357 radio stations in 74 local markets, importantly all outside the top 50 markets across the United States. Our radio assets are geographically diversified, which helps to mitigate potential regional economic volatility and inclement weather events. By clustering our markets in the Northeast, Upper Midwest, Texas and Mountain West regions we are able to create compelling audience coverage for regional advertisers and benefit from economies of scale. As of March 7, 2023, we own 83 radio stations formatted with Country content, 77 formatted with News/Talk/Sports content and 64 formatted with Rock content, representing approximately 23%, 22%, and 18% of our radio stations, respectively. The majority of our local radio stations airing these formats capture the largest audience, and thus are market leaders, among radio stations airing similar content in their respective markets, as ranked by Nielsen Holdings N.V. (“Nielsen”) or other ratings services. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations helps to insulate our radio stations from the effects of changes in musical tastes of the public.

Despite the growth of alternative media choices, terrestrial radio has experienced negligible audience fragmentation over the past 50 years and remains a significant component of daily media exposure. According to Nielsen, terrestrial radio broadcasts reached approximately 85% of American adults ages 18+ each week as of December 2022, a level that has remained largely consistent since 1970. Given the stability of radio listenership and the population growth in the U.S., more people listen to radio on a weekly basis today than 10, 20 and even 30 years ago. The challenge for the radio industry overall has been time spent listening to radio and, unlike the industry overall, Townsquare’s time spent listening to our radio stations has been stable. We believe that our ability to maintain stable audience and time spent listening levels to our radio stations is driven by our focus on markets outside of the Top 50, where there is less competition and less local content available in our communities, and our investment in our original content strategy, which takes the form of investing in local talent and resources to support our local talent.

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

Other

We report the remainder of our revenue in the Other category, and it includes revenue from our live events, which includes concerts, expositions, and other experiential events. Our live events portfolio includes iconic local events such as WYRK’s Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins. Our primary source of live events net revenue is ticket sales. Our live events also generate revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Our Other category revenue was $8.4 million in 2022 and $3.8 million in 2021.

Overall

In the year ended December 31, 2022, we generated approximately 83% of our net revenue from a broad array of local and regional advertisers in a number of industries, including automotive dealers, banking and mortgage service providers, furniture and home furnishings retailers, food and beverage service providers, healthcare service providers and media and telecommunications service providers. We generate a majority of our advertising revenue by selling directly to local advertisers, as well as to local and regional advertising agencies which affords us the opportunity to better present our products, cross-sell products and more directly influence their advertising and marketing expenditure decisions.

No single customer accounted for more than approximately 1% of revenue in any of the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, no advertising category, market, or state represented more than 20% of revenue. A significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, financial services, health services, entertainment, and retail industries.

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

Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2022, we recorded $15.8 million of capital expenditures, which represented 3.4% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.

Our Growth Strategy

The principal features of our growth strategy are:

Digital First - Invest in Our Digital Businesses to Drive Further Growth.

We plan to continue to invest in the personnel supporting our digital growth, including our digital product technology, sales, content, and support teams, specifically in our Townsquare Interactive and Townsquare Ignite businesses. We have continually grown our digital team, including during the COVID-19 pandemic, which has allowed us to grow the number of subscribers and advertising clients we support on our digital platforms. In 2022, we opened a second location for Townsquare Interactive in Phoenix, AZ to further support growth in that subscription business by accessing a new geographic talent pool and better aligning our subscribers with support personnel in a similar time zone.

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

Continue to Develop New Products That Foster Interaction with Our Audience Across Multiple Platforms and Increase Monetization Opportunities.

Our audience reach, our direct relationship with local advertisers in our markets, and our tech capabilities position us to launch and monetize new products and services, further diversifying and growing our digital revenue. We have invested in world-class technology and infrastructure to create best of breed products and services to serve our clients and engage our loyal audience. In the past, we have organically built and introduced a variety of new products, including our subscription digital marketing solutions platform (Townsquare Interactive), various new offerings for Townsquare Interactive, our programmatic digital advertising platform (Townsquare Ignite), as well as mobile applications for individual stations and brands. We have also organically built and introduced a data and analytics tool and a data management platform that enhance our ability to create and deliver effective targeted broadcast and digital advertising campaigns for our clients. In addition to delivering revenue growth, these products and services frequently appeal to potential customers in our markets who may not access our heritage radio products, thereby leveraging our digital solutions to increase our overall customer base and revenue market share. We intend to continue to develop new products and offerings over time and to better monetize our audiences.

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

Prudently Pursue Attractively-Valued Acquisition Opportunities.

We have a successful track record of sourcing and integrating acquisitions. Since our Company’s founding in 2010, we have expanded our local radio station portfolio from 60 to 357 by completing more than 10 radio transactions. We successfully transformed traditional broadcast radio assets that began with almost 100% of revenue tied to broadcast into Digital First brands that now generate a significant and growing amount of digital revenue. In addition to our radio acquisition activity, since 2010 we have executed acquisitions of digital assets, which have further extended our multi-product, cross-platform offering and provided geographic and revenue diversification. The acquired assets included certain assets of AOL Music and XXL. We intend to continue to consider attractively-priced acquisitions of radio stations and digital properties. We target assets that have strong brands, enjoy leading market share positions, generate strong cash flow, and generally possess traits consistent with our existing assets. In addition, acquiring assets allows us to achieve additional economies of scale, share best practices across a broader platform, and further diversify our revenue base across our properties and geographies.

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

The market for digital marketing solutions is highly fragmented, dynamic and competitive. Our competitors for Townsquare Interactive include large internet marketing providers, web development and hosting providers, yellow page publishers, newspaper and television companies, as well as other local SMB marketing providers. While some of our competitors enjoy greater name recognition, longer operating histories and larger marketing budgets, as well as substantially greater financial, technical and other resources, we believe we compete favorably and our products meet and exceed customer requirements and provide a strong return on investment due to our secure, reliable and integrated technology platform, cost-effective customer acquisition strategies, customer service and support, brand awareness and reputation, and overall customer satisfaction.

We mitigate the competitive pressures by focusing on markets outside the top 50 in the United States, where there are fewer and less well-capitalized digital marketing solutions providers and local media competitors. For example, in 50 of our 74 local markets, we do not compete against any of the five largest English language national radio competitors, as measured by revenue. Many competing audio media offerings, including Spotify, Pandora and SiriusXM, do not offer local content in our markets or have any local sales personnel. We believe this competitive landscape contributes to our success as we operate strong brands with deep local heritage, allowing our brands to gain a greater share of the local audience, and greater share of advertising and digital marketing expenditures in our markets than what is generally achieved by local media companies operating in larger markets. In addition, the small and mid-sized markets we operate in are generally supported by stable, locally significant institutions such as universities, military bases, state capitals, regional medical centers and retail hubs. We believe these stabilizing institutions further reduce the volatility of advertising spending in our markets.

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

Macroeconomic Indicators

The U.S. economy and financial markets may continue to experience volatility due to the lingering effects of the COVID-19 pandemic. The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients, impairments to the carrying values of our FCC licenses and the cancellation of live events. As local public health conditions improved, our advertising revenue also improved.

Current economic challenges, including the lingering effects of the COVID-19 pandemic, high and sustained inflation, rising interest rates, and supply chain disruptions have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising cancellations, declines in the purchase of new advertising by our clients and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

The extent of the impact of current economic conditions will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence (including effects on advertising activity, consumer discretionary spending and our employees in the markets in which we operate).

Human Capital

Our most important core value is “You Matter.” We are not just a company; we are a team. “You Matter” means that every employee has an impact on our success, and it is our obligation to provide each employee with the tools, resources and leadership required to succeed and achieve our goals. We believe that if we work together to train, develop and reward our employees in ways that acknowledge performance, abilities and contributions, we will all grow together and share our individual and collective success.

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

In addition to competitive compensation packages, we offer a variety of health and insurance benefits, including:

•Employer sponsored health insurance;
•Company provided life insurance;
•Pet insurance;
•Paid sick, holidays and vacation;
•Volunteer time off;
•401(k) plan, with matching reinstated in 2022;
•Non-qualified employee stock purchase plan (launched January 1, 2022);

•Employee Assistance Program; and
•Employee discount program.

Race, background, age, gender, sexual orientation, religion, physical ability, perspective and life experience are all important elements of each and every one of our team members are. We embrace this diversity because we care about our team members and because these individual perspectives contribute a wealth of knowledge, talent and experience that ultimately benefit the company. We have work to do, but our goal is for everyone in the company to be seen, heard and valued. We will accomplish this through increased awareness and empathy around the challenges faced by one another and by making diversity part of our culture and not just an initiative. In 2022, a Black Employee Resource Group, or B.E.R.G., was created with the mission to foster networking, professional development, mentoring and leadership opportunities with a focus on recruitment, retention, learning and development of Black people at Townsquare. Townsquare has also instituted diversity trainings for newly hired employees as well as ongoing trainings during employment. Townsquare's mission is to enhance the communities we serve and use our influential voices to improve and support all members of those communities.

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

As of December 31, 2022, we employed 2,442 full and part-time employees. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.

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

License Renewal

Radio broadcast licenses are generally renewed for terms of eight years. Licenses are renewed by filing an application with the FCC. Petitions to deny license renewal applications may be filed by interested parties, including members of the public. In the last renewal cycle, the FCC granted all of the license renewal applications that were filed for our radio stations, all for full eight-year terms. The next renewal cycle begins in 2027. While we are not currently aware of any facts that would prevent future renewal of our licenses to operate our radio stations, there can be no assurance that any of our licenses will be renewed for a full term.

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

The following table sets forth, as of March 7, 2023, the number of our owned and operated radio stations by market, excluding booster stations, FM translator stations, and stations operated under Time Brokerage Agreements (“TBAs”).

Market	Stations
Abilene, TX	6
Albany-Schenectady-Troy, NY	5
Amarillo, TX	5
Atlantic City-Cape May, NJ	5
Augusta-Waterville, ME	4
Bangor, ME	5
Battle Creek, MI	2
Billings, MT	5
Binghamton, NY	5
Bismarck, ND	5
Boise, ID	6
Bozeman, MT	6
Buffalo-Niagara Falls, NY	4
Butte, MT	4
Casper, WY	6
Cedar Rapids, IA	3
Cheyenne, WY	3

Danbury, CT	3
Dubuque, IA (NR)	5
Duluth-Superior, MN, WI	5
El Paso, TX	3
Evansville, IN	5
Faribault/Owatonna, MN	4
Flint, MI	5
Ft. Collins-Greeley, CO	4
Grand Junction, CO	5
Grand Rapids, MI	5
Great Falls, MT	5
Kalamazoo, MI	3
Killeen-Temple, TX	5
Lafayette, LA	6
Lake Charles, LA	6
Lansing-East Lansing, MI	6
Laramie, WY	2
Lawton, OK	3
Lubbock, TX	6
Lufkin-Nacogdoches, TX	5
Missoula, MT (NR)	7
Montrose, CO	3
Monmouth-Ocean, NJ	5
New Bedford-Fall River, MA	2
Odessa-Midland, TX	5
Oneonta, NY	11
Owensboro, KY	2
Pittsfield, MA	6
Portland, ME	4
Portsmouth-Dover-Rochester, NH	4
Poughkeepsie, NY	8
Presque Isle, ME	3
Quad Cities, IA-IL	5
Quincy, IL-Hannibal, MO	4
Richland-Kennewick-Pasco, WA	7
Rochester, MN	10
Rockford, IL	4
San Angelo, TX	5
Sedalia, MO	3
Shelby, MT	2
Shreveport, LA	6

Sierra Vista, AZ	3
Sioux Falls, SD	8
St. Cloud, MN	6
St. George, UT	8
Texarkana, TX-AR	5
Trenton, NJ	4
Tuscaloosa, AL	6
Twin Falls-Sun Valley, ID	4
Tyler-Longview, TX	4
Utica/Rome, NY	5
Victoria, TX	3
Wenatchee, WA	8
Waterloo-Cedar Falls, IA	4
Wichita Falls, TX	4
Williston, ND	3
Yakima, WA	6

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

In April 2021, the U.S. Supreme Court upheld the FCC’s 2017 decision to eliminate certain media ownership restrictions, including the ban on common ownership of newspapers and radio stations within the same market and the radio/television cross-ownership rule. On June 4, 2021, the FCC’s Media Bureau adopted an Order implementing these rule changes, which became effective June 30, 2021. On December 22, 2022, the FCC’s Media Bureau issued a Public Notice (“Notice”) announcing its 2022 proceeding to review the broadcast ownership rules. The Notice does not propose any new rules or the elimination of any existing rules. It asks commenters whether the current rules need to be changed and to provide empirical evidence supporting such proposals. The Notice also asks for information regarding the media marketplace, including ongoing trends or developments, and how the rules impact minority and female ownership of broadcast stations. The FCC’s 2018 proceeding remains pending. In that proceeding, the Bureau sought comment on a number of matters, including the local radio ownership rule, the local television ownership rule, and the dual network rule, and several diversity proposals. The comment period in that proceeding closed in August 2021.

Content and Operation

The Communications Act requires broadcasters to serve the “public interest.” To satisfy that obligation, broadcasters are required by the Communications Laws to present content that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from audiences concerning a radio station’s content may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. FCC rules also require broadcasters to provide equal employment opportunities (“EEO”) in the hiring of new personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their websites (if they have one), and to maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee’s failure to abide by the EEO rules and also conducts random audits on broadcast licensees’ compliance with EEO rules. We have been the subject of several EEO audits. To date, none of those audits has disclosed any major violation that would have a material adverse effect on our operations. Radio stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent content, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). In addition, there is new proposed federal legislation that would prohibit radio and other advertising of online sports gambling businesses. If the proposed legislation were to become law, this prohibition could have an adverse impact on our business.

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

Antitrust and Market Concentration Considerations

Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”), either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the radio stations to be acquired is above $111.4 million, effective February 27, 2023. Our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire additional radio stations in its existing markets or multiple radio stations in new markets and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain radio stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35.0% of local radio advertising revenue, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35.0% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35.0% share of radio advertising revenue in many of our markets.

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

We are subject to risks and uncertainties related to general economic conditions and our business, some of which are beyond our control, including that:

•Decreased spending by advertisers, as a result of factors such as supply chain disruption, inflation and changes in the economy have had, and may continue to have a material adverse effect on our business.

•The lingering effects of the COVID-19 pandemic, or the impact of any future pandemic, are uncertain and difficult to predict, but the COVID-19 pandemic had a material adverse effect on our business and revenues and may have a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity in the future.

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

Additionally, we are subject to risks related to our acquisition strategy, such as:

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

We are also subject to risks and uncertainties related to technology that may also affect our business, including that:

•New technologies could block our digital ads, and new restrictions on third party cookies could harm our digital advertising business.

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

Risks Related to Economic Conditions and Our Business

Decreased spending by advertisers, as a result of factors such as supply chain disruption, inflation, rising interest rates, and changes in the economy have had, and may continue to have a material adverse effect on our business.

A substantial majority of our net revenue is generated from the sale of local, regional and national advertising on our digital properties and radio stations. Periods of economic slowdown and uncertainty, recession or recessionary indicators, increases in unemployment rates and interest rates, prolonged supply chain disruptions or labor shortages, a significant increase in inflation rates, or a reduction in consumer confidence in the U.S. economy may have a material adverse impact on our business, financial condition and results of operations, as advertisers generally reduce their spending during such periods. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets (including concentrations in and around the Northeast, Upper Midwest, Texas and the Mountain West) could be adversely affected by local or regional economic downturns. A downturn in the U.S. economy could also adversely affect our advertising revenue and our results of operations.

Decisions by advertisers to delay or reduce their advertising spend on our platforms based on changes in economic conditions could also slow our revenue growth or reduce our revenues. For instance, increases in interest rates during 2022 led to a decline in advertising spend by mortgage industry clients. In addition, certain industries such as the automotive industry, are still experiencing supply chain disruption and as circumstances change, we may continue to see reduced advertising levels and postponed or cancelled campaigns.

In addition, a significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, entertainment, and retail industries. These industries, among others, have been adversely affected by prior downturns in the economy, and may be adversely affected by any future downturns in the economy, and a significant decrease in advertising revenue from advertisers in these industries in the future could have a material adverse effect on our business, financial condition and results of operations.

A decline in attendance at or reduction in the number of concerts and live events may have an adverse effect on revenue and operating income from our live events business. During periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending. Consumer discretionary spending is sensitive to many factors such as employment, fuel and energy prices, inflation and general economic conditions, and as a result, the risks associated with our live events business may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at our live events. The impact of economic slowdowns on our business is difficult to predict, but they may result in reductions in ticket sales, sponsorships and our ability to generate revenue from our live events business.

The lingering effects of the COVID-19 pandemic, or the impact of any future pandemic, are uncertain and difficult to predict, but the COVID-19 pandemic had a material adverse effect on our business and revenues and may have a material adverse effect on our business, financial condition, results of operations, stock price, and liquidity in the future.

As a result of the COVID-19 pandemic, we experienced and may continue to experience disruptions that adversely impact business, results of operations, financial condition, stock price and liquidity. The extent of future disruptions will depend on a variety of factors, which cannot be predicted with any certainty, and could result in the following:

•    declines in advertising revenue;

•    additional goodwill or other impairment charges;

•    cancellation of live events and a decline in attendance of live events;
•    negative impacts on the health of our employees;

•    adverse impacts from prolonged remote work environments, including our ability to effectively manage our business and maintain our financial reporting processes and related controls, and increased vulnerability to potential cyber-attacks;

•    difficulty accessing debt or equity capital on attractive terms, funding business operations, complying with the covenants and obligations under any existing or future debt, as well as negatively affect our credit rating, and could present similar difficulties to our clients as well as challenging their ability to meet their payment obligations to us and our and their ability to comply with our agreements.

Taken individually, or together in any combination, the above could cause a material adverse effect on our business, financial condition, results of operations, and liquidity.

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

Approximately 1.6% and 0.8% of our net revenue for the years ended December 31, 2022 and 2021, respectively, consisted of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years and especially the years in which the U.S. President is elected, has the potential to create fluctuations in our operating results on a year-to-year basis. For example, we had political advertising revenue of $7.5 million and $3.5 million, during 2022 and 2021, respectively. In addition, political advertising revenue is dependent on the level of political ad spend and competitiveness of local, state and national elections within each local market.

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

The radio broadcasting and digital advertising industries are subject to technological change, evolving industry standards and the emergence of new media technologies and trends. We may not have the resources to acquire new technologies or to introduce new services that could compete with these new technologies and may allow us to adapt to new trends. Various media technologies and services have been or are being developed or introduced, including:

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

•applications that permit users to listen to programming on a time-delayed basis and to fast-forward through programming and/or advertisements (e.g., podcasts);

•iPhone/iPad and similar mobile devices, gaming consoles, in-home entertainment and enhanced automotive platforms, voice activated smart speakers, and streaming internet services such as Netflix, Spotify, and Pandora, all of which provide access to audio and other entertainment content to consumers.

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

We use studios, satellite systems, transmitter facilities and the internet to originate and/or distribute our content. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite downlinks, telecom circuits and internet connectivity. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), weather events or wildfires (which may increase in frequency due to climate change), various acts of terrorism, war or armed conflict, power outages, major telecom and internet connectivity failures or satellite failures. Our ability to distribute content to our radio station audience and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until we fix issues that arise or third-party services resume when applicable, the inability to originate or distribute content could have a material adverse effect on our business, financial condition and results of operations.

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

The success of our radio stations is significantly impacted by our on-air talent, and we compete for on-air talent with other radio stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, cable television, satellite television, the internet and satellite radio. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons, and the contracts we have with certain talent generally are limited in duration. Any adverse changes in particular programs or on-air talent in a particular market could have a negative impact on our ratings and generally could have a material adverse effect on our ability to attract advertisers, which could negatively impact our business, financial condition or results of operations. In addition, the FTCproposed rules that, if adopted, would ban most post-termination non-compete clauses and require employers to rescind existing ones. If adopted, these new rules could have a material adverse impact on our ability to retain key personnel.

Increases in or new royalties could adversely impact our business, financial condition and results of operations.

We pay royalties to song composers and publishers through four professional rights organizations (“PROs”), which currently are Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”), SESAC, Inc. (“SESAC”) and Global Music Rights, Inc. (“GMR”), for the performance of music on our radio stations and websites. We also pay royalties to Sound Exchange for music streaming. Royalty rates are subject to adjustment and it is possible that our royalty rates associated with obtaining rights to use musical compositions and sound recordings in our programming content could increase as a result of private negotiations, regulatory rate-setting processes, or administrative and court decisions. In addition, the emergence of one or more new PROs could increase the royalties we pay.

From time to time, Congress considers legislation that could require that radio broadcasters pay performance royalties to record labels and recording artists. The proposed legislation has been the subject of considerable debate and activity by the radio broadcast industry and other parties that could be affected. We cannot predict whether any proposed legislation will become law. The proposed legislation would add additional royalties to be paid, likely to Sound Exchange, for the benefit of record labels (or other sound recording copyright holders) and artists. If adopted, this would increase the cost of music. It is currently unknown what proposed legislation, if any, will become law, however such additional royalty could have an adverse effect on our business, financial condition and results of operations.

The DOJ, from time to time, considers whether to reform or terminate the long-standing antitrust consent decrees that govern music licensing by ASCAP and BMI. Any change to the consent decrees could lead to the increase of our royalty rates associated with obtaining rights to use musical compositions and sound recordings in our programming content.

The use of music other than in connection with our broadcast operations and the streaming of our broadcast programming is not covered by our broadcast licenses with ASCAP, BMI, SESAC, GMR and Sound Exchange. In most cases, rights to use music on digital platforms requires direct negotiations with the copyright holders. There is no guarantee that rights to such music uses can be obtained at reasonable costs which could restrict our ability to monetize and grow our online operations.

Our substantial indebtedness could have an adverse impact on us.

We have a significant amount of indebtedness. As of December 31, 2022, we had $524.4 million of outstanding indebtedness, net of deferred financing costs of $6.3 million, with annual cash interest expense requirements of approximately $36.1 million. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We may incur substantial additional amounts of indebtedness, as well as incur significant non-debt obligations, which could further exacerbate the risks associated with such indebtedness. Our substantial indebtedness could have other significant effects on our business.

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

Interest is payable on our $550.0 million aggregate principal amount of 6.875% senior secured notes due 2026 (the “2026 Notes”) semi-annually in cash in arrears on February 1st and August 1st of each year. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. If we cannot make scheduled payments on our indebtedness, we will be in default under one or more of the agreements governing our indebtedness, and, as a result, we could be forced into bankruptcy or liquidation.

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

We invest significant capital and employee resources in our digital businesses, including our subscription digital marketing solutions business, Townsquare Interactive, and our programmatic digital advertising business. These digital business lines are subject to significant competition, rapidly changing technology, and evolving standards. As we continue to grow these lines of business and expand into new markets, we will also face new sources of competition, including, in certain of these markets, from companies with longer operating histories, established customer bases, greater brand recognition and more financial, technical, marketing, and related resources. We will need to cultivate new relationships with customers, third party providers and other partners in each of these markets. We may not be able to compete successfully against current and future competitors, and our business, results of operations and financial condition will be harmed if we fail to meet these competitive pressures. In addition, there can be no assurance that our digital technologies we use or develop will be adequate, or that we will be able to establish our proprietary right to the technologies we rely upon.

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

We operate in a highly competitive industry. Our radio operations compete for audiences and advertising market share with other radio stations and radio station groups, radio networks, other syndicated content and other media such as broadcast television, newspapers, magazines, cable television, satellite television, the internet, internet radio, digital platforms and applications, satellite radio, outdoor advertising, mobile devices and other portable digital audio players. We also compete for advertising dollars with other large digital companies, such as Meta, Google and Amazon. Any adverse change in a particular market or in the relative market positions of the radio stations located in a particular market, or any adverse change in audiences’ preferences could have a material adverse effect on our ratings or revenue. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future, offer syndicated content that competes with our content, or try to acquire distribution rights of media content and products or on-air talent that we use or have under contract, and these companies may be larger and have more financial resources than we do.

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

Our live events business depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to perform at certain of our live events, any lack of availability of popular artists could limit our ability to generate revenue. In addition, our live events business typically plans and makes certain commitments to future events up to 18 months in advance of the event, and often agrees to pay an artist or other service providers or venues a fixed guaranteed deposit prior to our receiving any revenue as is standard in the live events industry. Therefore, if the public is not receptive to the event, or we or an artist cancel the event, we may incur a loss for the event depending on the amount of the fixed guaranteed or incurred costs relative to any revenue earned, as well as revenue we could have earned at the event. For certain events, we have cancellation insurance policies in place to cover a portion of our losses but this coverage may not be sufficient and is subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our live events, which would adversely affect our business, financial condition and results of operations.

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

We pursue acquisitions when such acquisitions are strategic and financially additive and meet our overall business needs. We engage in strategic sales of our assets from time to time, as it makes financial sense to do so and meets our overall business needs. We have also been required by the FCC to divest radio stations. However, due to financial and economic market conditions, both in the radio industry and in the overall U.S. economy, as well as antitrust, FCC and other regulatory requirements, our consummation of future acquisitions or dispositions, including those requiring radio station divestitures, is uncertain and may be difficult. In addition, we cannot be certain that we will be able to successfully integrate any recent or future acquisitions or manage the resulting business effectively, or that any acquisition or disposition will achieve the benefits that we anticipate.

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

Management performed its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 and had concluded that our internal control over financial reporting was not effective as of December 31, 2021 due to the material weakness described under “Item 9A. Controls and Procedures” in this Annual Report. During 2022, management took steps to remediate the material weakness.

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

As of December 31, 2022, our FCC licenses and goodwill comprised approximately 33.9% and 21.7% of our consolidated total assets, respectively. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. The fair value measurements for both our goodwill and indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.

Given the current economic environment and the potential negative impact on our business, there can be no assurance that our estimates and assumptions regarding our forecasts, made for the purpose of our non-amortizable intangible fair value estimates, will prove to be accurate.

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

Refer to Note 6, Goodwill and Other Intangible Assets, Net for additional information.

Risks Related to Technology

New technologies could block our digital ads, and new restrictions on third-party cookies could harm our digital advertising business.

Technologies have been developed that can block the display of our ads and that provide tools to users to opt out of our advertising products. Most of our revenue from our digital businesses are derived from fees paid to us by advertisers in connection with the display of ads on web pages for our users. As a result, such technologies and tools could adversely affect our operating results. In order to effectively target digital advertising campaigns, we use a combination of first and third-party data. Any restrictions that limit the use of third-party cookies could impact our ability to deliver effective digital advertising results which could adversely affect our operating results.

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

There have been recent developments in U.S. federal and state data protection laws that we may be required to comply with and which may impact our business. For example, the California Consumer Privacy Act (the “CCPA”), among other things, allows California consumers the right to opt out of the “sale” or “sharing” of their personal information, which includes any data transferred for the purpose of cross-contextual behavioral advertising. This opt-out right, and similar opt-out rights in other effective and proposed state privacy laws, may have an adverse effect on our business by decreasing the availability and increasing the cost of data. The CCPA and other state privacy laws also impose broader obligations on covered businesses such as transparency and information security requirements, and additional privacy rights such as rights to access and delete personal information. Enforcement of these laws may carry a variety of consequences, including civil penalties, litigation, private rights of action or damage to our reputation. In addition, if any of our third-party service providers fail to comply with applicable privacy laws, we may face additional exposure and liability on behalf of such providers. While we attempt to control against such outcomes through our vetting of third-party service providers and with appropriate contractual obligations, we cannot ensure our third-party service providers will fully comply with all such obligations. Moreover, the regulatory landscape is constantly evolving and subject to ongoing interpretations and guidance from regulatory authorities. The costs of compliance with, and other burdens imposed by CCPA and other privacy laws could have an adverse impact on our business, results of operations and financial condition.

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

The radio industry is subject to extensive regulation by the FCC under the Communications Act. Our radio stations depend upon maintaining their broadcasting licenses issued by the FCC, which are currently issued for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, the FCC granted all of the license renewal applications that were filed for our radio stations, all for full eight-year terms. The next license renewal cycle begins in 2027. We cannot be certain that our pending or future license renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our business, financial condition and results of operations, result in material impairment or adversely affect our liquidity and financial condition. If any of our FCC licenses are not renewed, it would prevent us from operating the affected radio station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a radio station license while a renewal application for that radio station is pending. In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on our operations and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our business. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our business, financial condition and results of operations. For further details on federal regulation of radio broadcasting, see “Business-Federal Regulation of Radio Broadcasting.”

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

We are subject to federal and state data protection and privacy laws and regulations that require us to comply with specific consumer protection, information security and data protection and privacy requirements. The legal and regulatory landscape continues to evolve, with new laws being enacted or coming into force. Additionally, we are required to comply with the CCPA, which requires us to update both our internal and external policies and procedures to meet our compliance obligations under CCPA. Compliance with CCPA may require that we change or amend activities that involve personal information, which may impact business operations or our ability to effectively use personal information in our control. Furthermore, as mentioned under “— Our engagement of third-party service providers increases our exposure to security and data privacy risks” above, such requirements include allowing consumers to limit our use of their personal information, or delete it entirely.

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

New or changing privacy legislation or regulation could hinder the growth of our digital properties.

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

We are subject to risks related to corporate social responsibility.

We are facing increasing scrutiny related to our environmental, social and governance (“ESG”) practices and requested disclosures by investors who are increasing using ESG screening criteria in making investment decisions. Our disclosures on these issues or a failure to satisfy evolving shareholder expectations for ESG practices and reporting may impact our reputation and relationships with investors. As ESG best practices, reporting standards, and disclosure requirements continue to evolve, we may incur increasing costs related to ESG monitoring and reporting.

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

We will begin to pay quarterly cash dividends in 2023, although any future cash dividends will be at the discretion of our board of directors and other factors. You may not receive any return on investment unless you are able to sell your Class A common stock for a price greater than your purchase price.

On March 6, 2023, the board of directors approved a quarterly dividend of $0.1875 per share for holders of record as of March 27, 2023. We previously paid a quarterly dividend of $0.075 per share starting in 2018 which was ceased in 2020 as a result of uncertainty created by the COVID-19 pandemic. Any determination to continue to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing our indebtedness, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares, realization of a gain on your investment may depend on the appreciation of the price of our Class A common stock, which may never occur.

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

As of December 31, 2022, we owned 53 facilities containing broadcast studios and 285 towers in our 74 markets. Where we do not own studios or towers, we lease these facilities. In addition, we lease various office facilities across the U.S. for our corporate, digital marketing solutions, and e-commerce operations, including a space in Purchase, New York for our principal corporate office. We also lease venues to host our live events from time to time.

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

Item 3. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the year ended December 31, 2022. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Holders

On March 7, 2023 the Company had 132 Class A common stockholders of record, 4 Class B common stockholders of record and 2 Class C common stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

In 2018 the Company paid its first cash dividend of $0.075 per share, and paid equivalent dividends on a quarterly basis through the second quarter of 2020. Each quarterly dividend payment was approximately $2.1 million in the aggregate. The final dividend payment was made to shareholders of record as of April 2, 2020 on May 15, 2020. Due to the economic circumstances and uncertainty created by the COVID-19 pandemic, our board of directors determined to cease payment of quarterly cash dividends following the May 2020 dividend payment. On March 6, 2023, the board of directors approved a quarterly dividend of $0.1875 per share for holders of record as of March 27, 2023. The estimated $3.3 million dividend will be paid on May 1, 2023.

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

Recent Sale of Unregistered Securities

None.

Issuer Purchase of Equity Securities

There were no repurchases of our common stock during the quarter ended December 31, 2022.

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

OUR BUSINESS

Townsquare is a community-focused digital media and marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 30,650 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of (a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and (b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 357 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

Our primary sources of net revenue are the sale of digital and broadcast advertising solutions on our owned and operated websites, radio stations’ online streams and mobile applications, and on third party websites through our in-house digital programmatic advertising platform. Through our digital programmatic advertising platform, we are able to hyper-target audiences for our local, regional and national advertisers by combining first and third party audience and geographic location data, providing them the ability to reach a high percentage of their online audience. Ignite delivers these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We also offer subscription digital marketing solutions through Townsquare Interactive to small and medium-sized local and regional businesses in markets outside the top 50 across the United States, including, but not limited to the markets in which we operate radio stations. Our digital marketing solutions include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, social media management, and website retargeting.

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

Advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as dollars spent on advertising has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of January 27, 2022, U.S. GDP increased 2.1% for the year ended December 31, 2022.

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

Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2022, we recorded $15.8 million of capital expenditures, which represented 3.4% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.

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

OVERVIEW OF OUR PERFORMANCE

Changes in our Business

Acquisition of Cherry Creek

On June 17, 2022, following regulatory approval, the Company completed the acquisition of Cherry Creek Broadcasting LLC (“Cherry Creek”) for a total cash purchase price of $18.5 million, net of closing adjustments. The results of Cherry Creek's operations have been included in our Consolidated Financial Statements, following the closing of the acquisition on June 17, 2022. Pro forma information has not been presented because the effect of the acquisition is not material. For further discussion on the Cherry Creek acquisition, see Note 4, Acquisitions and Divestitures in the Notes to Consolidated Financial Statements.

Macroeconomic Indicators

The U.S. economy and financial markets may continue to experience volatility due to the lingering effects of the COVID-19 pandemic. The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients, impairments to the carrying values of our FCC licenses and the cancellation of live events. As local public health conditions improved, our advertising revenue also improved.

Current economic challenges, including the lingering effects of the COVID-19 pandemic, high and sustained inflation, rising interest rates, and supply chain disruptions have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising cancellations, declines in the purchase of new advertising by our clients and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

The extent of the impact of current economic conditions will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence (including effects on advertising activity, consumer discretionary spending and our employees in the markets in which we operate).

Highlights of Our Financial Performance

Certain key financial developments in our business for the year ended December 31, 2022 as compared to 2021 are summarized below:

•Net revenue for the year ended December 31, 2022, increased $45.1 million, or 10.8%, as compared to the year ended December 31, 2021. Our Digital Advertising net revenue increased $23.6 million or 20.2% and our Subscription Digital Marketing Solutions net revenue increased $8.6 million, or 10.5% as compared to the year ended December 31, 2021, as a result of additional subscribers.

•Our Broadcast Advertising net revenue increased $8.3 million, or 3.8% due in part to increases in the purchases of new advertising by our clients. Our Other net revenue increased $4.7 million due to the increase in live events held during 2022.

•Excluding revenue related to political advertising of $7.5 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively, net revenue increased $41.1 million, or 9.9% to $455.6 million, Broadcast Advertising net revenue increased $4.8 million, or 2.2%, to $216.8 million and Digital Advertising net revenue increased $23.1 million, or 19.7%, to $139.9 million.

•Operating income decreased $18.9 million to $55.6 million for the year ended December 31, 2022, as compared to operating income of $74.5 million for the year ended December 31, 2021. Operating income decreased due to an increase in direct operating expenses of $36.6 million, and an increase in non-cash impairment charges to our FCC licenses of $24.4 million; partially offset by an increase in net revenue of $45.1 million as discussed above. Our Digital Advertising segment reported operating income of $42.2 million, an increase of $5.8 million from 2021 and our Subscription Digital Marketing Solutions segment reported operating income of $24.4 million, an increase of $1.5 million from 2021. Our Broadcast Advertising segment reported operating income of $27.5 million, compared to $52.5 million for the year ended December 31, 2021, due to non-cash impairment charges to our FCC licenses of $26.1 million and an increase of $8.0 million in direct operating expenses, partially offset by $8.3 million increase in net revenue as discussed above.

•Cash and cash equivalents decreased $7.1 million from $50.5 million as of December 31, 2021 to $43.4 million as of December 31, 2022, primarily due to the acquisition of Cherry Creek for a cash purchase price of $18.5 million, net of closing adjustments, and total repurchases of $19.2 million of our 2026 Notes, at or below par, during the second quarter of 2022.

Consolidated Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Year Ended December 31,
Statement of Operations Data:	2022	2021	$ Change	% Change

Net revenue	$463,077	$417,957	$45,120	10.8%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	324,931	288,302	36,629	12.7%
Depreciation and amortization	19,044	19,098	(54)	(0.3)%
Corporate expenses	24,428	24,542	(114)	(0.5)%
Stock-based compensation	3,797	3,718	79	2.1%
Transaction and business realignment costs	4,448	5,305	(857)	(16.2)%
Impairment of long-lived assets, intangible assets and investments	31,114	1,913	29,201	**
Net (gain) loss on sale and retirement of assets	(275)	601	(876)	**
Total operating costs and expenses	407,487	343,479	64,008	18.6%
Operating income	55,590	74,478	(18,888)	(25.4)%
Other expense (income):
Interest expense, net	39,828	39,846	(18)	**
(Gain) loss on repurchases, extinguishment and modification of debt	(108)	5,997	(6,105)	**
Other expense (income), net	2,044	(500)	2,544	**
Income from operations before tax	13,826	29,135	(15,309)	(52.5)%
Income tax (benefit) provision	(564)	10,351	(10,915)	(105.4)%
Net income	$14,390	$18,784	$(4,394)	(23.4)%
**Percent change not meaningful.

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for each of the years ended December 31, 2022 and 2021, respectively (in thousands):

	Net Revenue				Direct Operating Expenses
	For the Year Ended December 31,				For the Year Ended December 31,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Subscription Digital Marketing Solutions	$90,402	$81,792	$8,610	10.5%	$64,282	$57,374	$6,908	12.0%
Digital Advertising	140,433	116,874	23,559	20.2%	97,667	79,906	17,761	22.2%
Broadcast Advertising	223,801	215,519	8,282	3.8%	155,349	147,352	7,997	5.4%
Other	8,441	3,772	4,669	123.8%	7,633	3,670	3,963	108.0%
Total	$463,077	$417,957	$45,120	10.8%	$324,931	$288,302	$36,629	12.7%

Net Revenue

Net revenue for the year ended December 31, 2022 increased by $45.1 million, or 10.8%, as compared to the same period in 2021. Our Digital Advertising revenue increased $23.6 million, or 20.2% as compared to 2021 and our Subscription Digital Marketing Solutions revenue increased $8.6 million, or 10.5% as compared to 2021, primarily due to incremental net subscribers of approximately 3,850 for the year ended December 31, 2022. The increase in Broadcast

Advertising Revenue of $8.3 million, or 3.8% was due in part to increases in the purchase of new advertising by our clients and an increase in political advertising revenues of $3.5 million. The increase in Other net revenue of $4.7 million is due to an increase in live events held during 2022.

Direct Operating Expenses

Direct operating expenses for the year ended December 31, 2022 increased by $36.6 million, or 12.7%, when compared with the same period in 2021. Our Digital Advertising direct operating expenses increased $17.8 million, or 22.2%, and our Subscription Digital Marketing Solutions direct operating expenses increased $6.9 million, or 12.0%, as compared to the same period in 2021. The increase was primarily driven by increases in headcount related expenses to support revenue and subscriber growth as well as higher inventory costs.

Our Broadcast Advertising direct operating expenses for the year ended December 31, 2022 increased $8.0 million, or 5.4%, as compared to the same period in 2021. This increase was primarily driven by higher compensation and music license fees. Our Other direct operating expense increased $4.0 million due to an increase in live events held during 2022.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the year ended December 31, 2022 decreased $0.9 million, or 16.2%, as compared to the same period in 2021 primarily due to $4.5 million paid in 2021 under the terms of the March 2021 settlement agreement related to the share repurchase with certain affiliates of Oaktree Capital Management L.P. (“Oaktree”), partially offset by acquisition and integration costs incurred in 2022 related to the Cherry Creek acquisition.

Impairment of Long-Lived Assets, Intangible Assets and Investments

The Company recorded total impairment charges of $31.1 million related to our long-lived assets, intangible assets and investments during the year ended December 31, 2022. We recorded total impairment charges of $26.1 million related to FCC licenses in nine of our 74 local markets during the year ended December 31, 2022, as compared to $1.7 million of impairment charges related to FCC licenses during the year ended December 31, 2021. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and the estimate of initial capital costs due to rising prices. We recorded $2.9 million in impairment losses during the year ended December 31, 2022 due to changes in the fair value of the Company's digital assets. For further discussion, see Note 6, Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements. The Company recorded an impairment charge of $1.2 million related to one of our investments. For further discussion, see Note 7, Investments in the Notes to the Consolidated Financial Statements.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 50-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment performed as of December 31, 2022 would have caused the estimated fair values of our FCC licenses to decrease by $23.9 million which would have resulted in an additional impairment charge of $5.7 million. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $31.5 million which would have resulted in a further impairment charge of $9.0 million as of December 31, 2022. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Other Expense (Income)

The primary component of Other expense (income) in the years ended December 31, 2022 and 2021 is interest expense, net. The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
2026 Notes	$36,999	$37,287
2023 Notes	—	642
Term Loans	—	161
Capital leases and other	1,140	44
Deferred financing costs and discounts	1,879	1,731
Interest income	(190)	(19)
Interest expense, net	$39,828	$39,846

(Gain) Loss on Repurchases, Extinguishment and Modification of Debt

During the year ended December 31, 2022, the Company voluntarily repurchased an aggregate $19.2 million principal amount of its 2026 Notes at or below par plus accrued interest. The Company wrote-off approximately $0.3 million of unamortized deferred financing costs, recognizing a total net gain of $0.1 million in connection with the voluntary repurchases of its 2026 Notes.

During the year ended December 31, 2021, the Company recognized a $4.9 million and a $1.1 million loss on the early extinguishment and modification of debt, respectively. The $4.9 million loss on the early extinguishment of debt is comprised of a $3.1 million portion of the Company’s 6.5% Unsecured Senior Notes due in 2023 (the “2023 Notes”) prepayment premium and the write-off of $1.8 million of unamortized debt discount and deferred financing fees previously capitalized in connection with its senior secured credit facility and the 2023 Notes. The $1.1 million loss on the modification of debt was primarily related to a portion of fees and expenses related to the issuance of the 2026 Notes.

Other Expense (Income), Net

Other expense (income), net includes unrealized gains related to measuring the fair value of one of the Company's investees. Based on the market price of the investee's common stock as of December 31, 2022, the fair value of the Company's investment in the common stock of the investee was approximately $1.2 million, resulting in a total net unrealized loss of $2.1 million during the year ended December 31, 2022. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

(Benefit) provision for income taxes

We recognized an income tax benefit of $0.6 million for the year ended December 31, 2022 as compared to an income tax provision of $10.4 million for the same period in 2021. Our effective tax rate was approximately (4.1)% for the year ended December 31, 2022 as compared to 35.53% for the year ended December 31, 2021. The decrease in the effective tax rate is primarily driven by the utilization of net operating loss carryforwards with a corresponding decrease in valuation allowances.

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

Liquidity and Capital Resources

	Year Ended December 31,
(in thousands)	2022	2021
Cash and cash equivalents	$43,417	$50,505
Restricted cash	496	494

Cash provided by operating activities	$50,185	$61,083
Cash used in investing activities	(37,764)	(10,638)
Cash used in financing activities	(19,507)	(83,169)
Net decrease in cash and cash equivalents	$(7,086)	$(32,724)

Operating Activities

Net cash provided by operating activities was $50.2 million for the year ended December 31, 2022, as compared to $61.1 million for the same period in 2021. This decrease was primarily related to decreases in accrued expenses and increases in prepaid expenses due the timing of payments, higher accounts receivable to due increases in revenue and higher cash interest payments in 2022. In 2022, we made two interest payments on the 2026 Notes in February and August, and in 2021 we made only one interest payment on the 2026 Notes in August.

Investing Activities

Net cash used in investing activities was $37.8 million for the year ended December 31, 2022, as compared to $10.6 million for the same period in 2021. The increase in net cash used in investing activities was due to the acquisition of Cherry Creek for $18.5 million, net of closing adjustments, purchases of digital assets, and an increase in the purchase of property and equipment in 2022.

Financing Activities

Net cash used in financing activities was $19.5 million for the year ended December 31, 2022, as compared to $83.2 million for the same period in 2021. Net cash used in financing activities in 2022 was primarily used for $18.9 million in voluntary repurchases of our 2026 Notes. Net cash used in financing activities during 2021 was due to: the repayment of $557.4 million of principal amount of the 2023 Notes and the seven year $275.0 million term loan facility, including total accrued interest of $7.2 million and a $4.4 million prepayment premium; cash consideration for the Company's repurchase of outstanding shares and warrants of Oaktree in the amount of $80.4 million; offset by the issuance of $541.0 million of the 2026 Notes, net of fees and expenses and proceeds from stock option exercises.

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

As of December 31, 2022, we had $524.4 million of outstanding indebtedness, net of deferred financing costs of $6.3 million.

Based on our terms of our 2026 Notes, as of December 31, 2022, we expect our debt service requirements to be approximately $36.1 million over the next twelve months. See Note 8, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

As of December 31, 2022, we had $43.4 million of cash and cash equivalents, $61.2 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million of December 31, 2022 and 2021, respectively, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

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

During the second quarter of 2022, the Company voluntarily repurchased an aggregate $19.2 million in principal amount of its 2026 Notes at or below par. The Company may repurchase additional amounts in future periods.

Our anticipated uses of cash in the near term include working capital needs, interest payments, dividend payments, other obligations, and capital expenditures. The Company believes that the cash generated by its operations should be sufficient to meet its liquidity needs for at least the next 12 months. However, our ability to fund our working capital needs, debt payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments also could also introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

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

Critical Accounting Estimates

Our Consolidated Financial Statements have been prepared in conformity with Generally Accepted Accounting Principles (“GAAP”), which requires us to make estimates and assumptions that affect the amounts and disclosures reported in our Consolidated Financial Statements and accompanying notes. Accounting estimates and assumptions described in this section are those we consider to be the most critical to an understanding of our financial statements because they inherently involve significant judgments and uncertainties. For all of these estimates, we note that future events rarely develop exactly as forecasted, and the best estimates routinely require adjustment. Actual results could differ from such estimates. The following discussion summarizes our critical accounting estimates. Circumstances arising from economic conditions in the future may require our estimates to change, however, as new events occur and additional information is obtained, any such changes will be recognized in the consolidated financial statements. Actual results could differ from such estimates, and any such differences may be material to our financial statements. Significant accounting policies used in the preparation of our Consolidated Financial Statements are discussed in our Notes to Consolidated Financial Statements.

Acquisitions and Business Combinations

We allocate the total cost of acquisitions to the underlying identifiable net assets, based on their respective estimated fair values at the date of acquisition with limited exceptions allowed by GAAP. Acquisition costs are generally expensed as incurred and restructuring costs associated with a business combination are generally expensed subsequent to the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including the amounts assigned to identifiable intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items. In addition, we may establish liabilities related to acquired liabilities and qualifying restructuring costs and contingencies based on assumptions made at the time of acquisition. We evaluate these reserves on a regular basis to determine the adequacy of the amounts.

Goodwill arising from an acquisition is tested on an annual basis, or when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. We have elected to perform our annual goodwill impairment testing as of December 31st. Recoverability of goodwill is evaluated by comparison of the fair value of a reporting unit with its carrying value. For purposes of testing the carrying value of the Company's goodwill for impairment, the fair value of goodwill for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry information. These variables would include, but are not limited to: (1) forecasted revenue growth; (2) profit margin; (3) estimated capital expenditures and working capital requirements during the projection period; (4) risk-adjusted discount rate; and (5) expected growth rates in perpetuity to estimate terminal values. These variables are susceptible to changes in estimates, which could result in significant changes to the fair value of the goodwill. Impairment of goodwill is calculated by comparing the fair value as described above to the carrying value of goodwill.

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

Stock-based Compensation

We measure and recognize stock-based compensation expense related to stock-based transactions, including employee awards and Employee Stock Purchase Plan, (“ESPP”) based on the fair value of the award on the grant date. The fair values of restricted stock awards are determined based on the fair market value of our common stock at the time of grant. We estimate the fair value of option awards using the Black-Scholes or Monte Carlo option-pricing models for service and market-based options, respectively. We estimate the fair value of the ESPP based on the estimated grant-date fair value determined using the Black-Scholes model. These models require assumptions including the fair value of our common stock, expected volatility, expected term of the award, exercise timing, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest or on derived service period. We account for forfeitures as a reduction of compensation cost in the period when such forfeitures occur.

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

We evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. As of December 31, 2022, the Company has recorded $49.4 million of valuation allowance against its net operating losses and tax credit carry forwards. Revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred income tax assets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on the evaluation performed as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer determined that the Company’s internal control over financial reporting was effective as of December 31, 2022.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

The Company has concluded that the material weakness in our inadequate documentation and testing of the functionality of our automation systems has been remediated (the “Remediated Material Weakness”). Except as noted, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended December 31, 2022, the Company completed the implementation of the following remedial measures designed to address the Remediated Material Weaknesses:

•Enhanced the documentation surrounding the Company’s automations systems, including flow of data, window and application security, as well as physical layout;

•Baselined the automation systems through the performance of live on-air listening validations back to data flows between the automation and billing systems;

•Performed continuous monitoring procedures to validate completeness and accuracy of data provided from the automation systems to the billing system;

•Updated and periodically reviewed security rights around the Company’s network folders containing files used in the on-air validations and billing process;

•Developed and performed user access reviews on the automations system applications;

•Enhanced the billing system security to restrict who and where the automation system files can be ingested from and processed for reconciliation; and

•Validated application controls within the billing system to evidence incorrect automation files can not be processed.

Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in the firm’s attestation report, which appears on page F-3.

PART III

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information in the 2023 Proxy Statement under the caption “Directors and Corporate Governance” and “Executive Officers.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in the 2023 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information in the 2023 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes information, as of December 31, 2022, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance. For more information on these plans, see Note 11, Equity, in our Notes to Consolidated Financial Statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	9,478,698	$7.80	15,208,437
Equity compensation plans not approved by security holders	0	N/A	N/A
Total	9,478,698	$7.80	15,208,437

On January 27, 2021, an amendment to the Company’s 2014 Omnibus Incentive Plan (the “Plan”) was approved to increase the number of shares of common stock available for grant under the 2014 Incentive Plan from 12,000,000 shares to 27,000,000 shares.

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Plan constitutes a sub-plan under the Townsquare Media, Inc. 2014 Omnibus Incentive Plan. Under the ESPP, eligible employees may authorize payroll deductions of at least 3% but no more than 15% of their current compensation of each payday during six month offering periods which commence on January 1 and July 1. Contributions are subject to an annual limitation of $25,000, and are used to purchase shares of Class A common stock at 90% of the fair market value of the Class A common stock on either the first or last day of an offering period, whichever is lower. The total number of shares purchased during each offering period may not exceed 2,000 shares per eligible participant and the total aggregate discount price for any calendar year may not exceed an annual limitation of $600,000. The first offering period for the ESPP commenced on January 1, 2022. During the year ended December 31, 2022, the total amount of common stock issued under the ESPP totaled 102,224 shares of Class A common stock.

Stock Repurchase Plan

On December 16, 2021, the Board of Directors approved a stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period. Repurchases of common stock under the repurchase plan may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the year ended December 31, 2022, 25,623 shares were repurchased under the 2021 Stock repurchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in the 2023 Proxy Statement under the captions “Directors and Corporate Governance,” “Executive Officers" and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in the 2023 Proxy Statement under the caption “Other Audit Committee Matters.”

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

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
3.1	Certificate of Incorporation of Townsquare Media, Inc.		S-1/A		3.1	7/14/2014

3.2	Bylaws of Townsquare Media, Inc.		S-1/A		3.2	7/14/2014

4.1	Indenture dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee		8-K		4.1	4/1/2015

4.2	Form of 6.500% Senior Note due 2023		8-K		4.2	4/1/2015

4.3	Warrant Agreement, dated as of July 25, 2014, by and among Townsquare Media, Inc., the persons set forth on Schedule I thereto, and any other registered holders of the Warrant Certificates (as defined therein) from time to time party thereto		8-K		10.2	7/31/2014

4.4	Indenture, dated as of January 6, 2021, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and notes collateral agent.		8-K		4.1	1/6/2021

4.5	Form of 6.875% Senior Note due 2026		8-K		4.2	1/6/2021

4.6	Description of Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	X

10.1.1	Credit Agreement dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the lenders and financial institutions party thereto		8-K		10.1	4/1/2015

10.1.2	Guarantee and Security Agreement dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors party thereto and Royal Bank of Canada, as administrative and collateral agent		8-K		10.2	4/1/2015

10.1.3	Incremental Amendment Agreement No. 1, dated as of September 1, 2015, among Townsquare Media, Inc. and Royal Bank of Canada as administrative agent and Incremental Term Lender		10-Q/A	9/30/2015	10.2	11/9/2015

10.1.4	Amendment No. 2, dated as of February 8, 2017, to the Credit Agreement, dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent, and the other parties thereto.		10-K	12/31/2016	10.4	3/13/2017

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.1.5	Amendment No. 3, dated October 20, 2017, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015 and Amendment No. 2 dated as of February 8, 2017) (the “Credit Agreement”), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	9/30/2017	10.5	11/7/2017

10.1.6	Amendment No. 4, dated April 30, 2019, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015, Amendment No. 2 dated as of February 8, 2017 and Amendment No. 3 dated as of October 20, 2017), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	3/31/2019	10.1	5/7/2019

10.1.7	Amendment No. 5, dated April 13, 2020, to the Credit Agreement, dated as of April 1, 2015, as amended, among Townsquare Media, Inc., each lender from time to time party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2020)		8-K		10.1	4/17/2020

10.2.1 *	Employment Agreement, between Townsquare Media, Inc. and Bill Wilson, dated October 16, 2017.		8-K		10.1	10/19/2017

10.2.2 *	Employment Agreement Amendment, dated April 27, 2018 to Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	5/3/2018

10.2.3 *	Second Amendment, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, as amended on April 24, 2019, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	12/13/19

10.2.4 *	Amended and Restated Employment Agreement, dated, October 7, 2022, by and between Townsquare Media Inc. and Bill Wilson.		8-K		10.1	10/14/2022

10.3.1 *	Letter Agreement, between Townsquare Media, Inc. and Steven Price, dated October 16, 2017.		8-K		10.3	10/19/2017

10.3.2 *	Amendment to Letter Agreement, dated December 9, 2019, to the Letter Agreement, dated October 16, 2017, and between Townsquare Media, Inc, and Steven Price.		8-K		10.4	12/13/2019

10.4.1 *	Employment Agreement, between Townsquare Media, Inc. and Stuart Rosenstein, dated October 16, 2017.		8-K		10.4	10/19/2017

10.4.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Stuart Rosenstein.		8-K		10.2	12/13/2019

10.4.3 *	Amended and Restated Employment Agreement, dated, October 7, 2022, by and between Townsquare Media Inc. and Stuart Rosenstein.		8-K		10.2	10/14/2022

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.5.1 *	Employment Agreement, between Townsquare Media, Inc. and Erik Hellum, dated October 25, 2017.		10-K	12/31/2018	10.10	3/12/2019

10.5.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 25, 2017, by and between Townsquare Media, Inc. and Erik Hellum.		8-K		10.3	12/13/2019

10.5.3 *	Amended and Restated Employment Agreement, dated, October 7, 2022, by and between Townsquare Media Inc. and Erik Hellum.		8-K		10.3	10/14/2022

10.7.1 *	2014 Omnibus Incentive Plan		S-1/A		10.8	7/14/2014

10.7.2 *	Amendment to 2014 Omnibus Incentive Plan		8-K		10.2	1/28/2021

10.7.3 *	Form of Option Grant Agreement		S-1/A		10.9	7/14/2014

10.7.4 *	Form of Option Grant at IPO		S-1/A		10.10	7/21/2014

10.7.5 *	Restricted Stock Award Agreement between Townsquare Media, Inc. and Bill Wilson, dated May 31, 2018		8-K		10.1	6/4/2018

10.7.6 *	Form of Restricted Stock Award Agreement		10-Q	9/30/2018	10.1	11/6/2018

10.7.7 *	2021 Employee Stock Purchase Plan

10.8 *	Form of Indemnification Agreement		S-1/A		10.11	7/14/2014

10.9	Second Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto		8-K		10.3	7/31/2014

10.10	Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Scott Schatz and Dhruv Prasad.		8-K		10.4	7/31/2014

10.11	Registration Agreement, dated as of August 16, 2016, by and between Townsquare Media, Inc. and Madison Square Garden Investments, LLC		10-Q	9/30/2016	10.1	11/8/2016

10.12	Agreement of Purchase and Sale by and among North American Fairs, LLC, Townsquare Live Events, LLC and Danny Huston, dated May 24, 2018.		8-K		10.1	5/29/2018

10.13	Stock Repurchase Agreement dated January 24, 2021 by and between Townsquare Media, Inc. and certain affiliates of Oaktree Capital Management L.P.		8-K		10.1	1/28/2021

10.14	Settlement Agreement, dated as of March 8, 2021, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., Oaktree FF Investment Fund, L.P., Second Street Holdings 1, L.P., Second Street Holdings 2, L.P., Second Street Holdings 3, L.P., Second Street Holdings 4, L.P., Second Street Holdings 5, L.P., Second Street Holdings 6, L.P., Second Street Holdings 7, L.P., and Second Street Holdings 8, L.P		8-K		10.1	3/10/2021

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date

16.1	Letter to Securities and Exchange Commission from RSM US LLP, dated June 19, 2019		8-K		16.1	6/19/2019

17.1	Departure of Director, David Quick (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 17, 2021)		8-K		17.1	5/17/2021

21.1	List of Subsidiaries of Townsquare Media, Inc.	X

23.1	Consent of BDO USA, LLP	X

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350	X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Management contract or compensatory plan or arrangement.

(b) Exhibits. See Exhibits above.

(c) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2023.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Bill Wilson	Chief Executive Officer and Director	March 16, 2023
Bill Wilson	(Principal Executive Officer)

/s/ Stuart Rosenstein	Executive Vice President and Chief Financial Officer	March 16, 2023
Stuart Rosenstein	(Principal Financial Officer)

/s/ Robert Worshek	Senior Vice President and Chief Accounting Officer	March 16, 2023
Robert Worshek	(Principal Accounting Officer)

/s/ Steven Price	Executive Chairman and Director	March 16, 2023
Steven Price

/s/ B. James Ford	Director	March 16, 2023
B. James Ford

/s/ Gary Ginsberg	Director	March 16, 2023
Gary Ginsberg

/s/ Stephen Kaplan	Director	March 16, 2023
Stephen Kaplan

/s/ David Lebow	Director	March 16, 2023
David Lebow

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Townsquare Media, Inc., are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Townsquare Media, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

FCC Broadcast License Impairment Assessment

As described in Note 6 to the consolidated financial statements, the Company’s FCC licenses carrying value at December 31, 2022 was $252.1 million. Management tests the FCC licenses for impairment annually, as of December

31, or more frequently if certain events or changes in circumstances indicate they may be impaired. In order to determine the fair value of the FCC licenses, management utilized an income approach, specifically the Greenfield method. This method assumes that a hypothetical buyer develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch, while incurring start-up costs during the build-up phase. The Greenfield method requires management to make certain significant judgments and assumptions such as discount rates, forecasts of future revenue and profit margin, among others, which may be affected by future economic and market conditions.

We identified the impairment assessment of certain FCC licenses as a critical audit matter. The principal considerations for our determination were the certain significant judgments and assumptions that management used when developing the fair value measurement of the FCC licenses, primarily the discount rate, forecasts of future revenues and profit margins. Auditing the discount rate, future revenues and profit margins assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of the audit effort required to address this matter, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of certain significant assumptions used by management by comparing forecasts of future revenues and profit margins to historical results and;

•Testing the completeness and accuracy of the underlying data supporting certain significant assumptions, and;

•Utilizing personnel with specialized skills and knowledge in valuation to assist in i) assessing the appropriateness of the valuation method utilized, ii) testing the mathematical accuracy of the Company’s calculations, and iii) evaluating the reasonableness of the inputs and assumptions used in the estimation of the discount rate used in the Greenfield method.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2019.

New York, New York
March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York

Opinion on Internal Control over Financial Reporting

We have audited Townsquare Media, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule and our report dated March 16, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ BDO USA, LLP
New York, New York

March 16, 2023

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	At December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$43,417	$50,505
Accounts receivable, net of allowance of $5,946 and $6,743, respectively	61,234	57,647
Prepaid expenses and other current assets	16,037	12,086
Total current assets	120,688	120,238

Property and equipment, net	113,846	106,717
Intangible assets, net	276,838	278,265
Goodwill	161,385	157,947
Investments	19,106	18,217
Operating lease right-of-use-assets	50,962	42,996
Other assets	1,197	1,437
Restricted cash	496	494
Total assets	$744,518	$726,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,127	$5,676
Deferred revenue	10,669	10,208
Accrued compensation and benefits	14,831	14,411
Accrued expenses and other current liabilities	17,876	22,512
Operating lease liabilities, current	9,008	7,396
Accrued interest	15,203	15,754
Total current liabilities	71,714	75,957
Long-term debt, net of deferred financing costs of $6,324 and $8,479, respectively	524,442	541,521
Deferred tax liability	18,748	20,081
Operating lease liability, net of current portion	45,107	38,743
Other long-term liabilities	15,428	425
Total liabilities	675,439	676,727

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 12,964,312 and 12,573,654 shares issued and outstanding, respectively	130	126
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,461,341 and 3,461,341 shares issued and outstanding, respectively	35	35
Total common stock	173	169
Additional paid-in capital	309,645	302,724
Accumulated deficit	(244,298)	(256,635)
Non-controlling interest	3,559	3,326
Total stockholders’ equity	69,079	49,584
Total liabilities and stockholders’ equity	$744,518	$726,311

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2022	2021

Net revenue	$463,077	$417,957

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	324,931	288,302
Depreciation and amortization	19,044	19,098
Corporate expenses	24,428	24,542
Stock-based compensation	3,797	3,718
Transaction and business realignment costs	4,448	5,305
Impairment of long-lived assets, intangible assets and investments	31,114	1,913
Net (gain) loss on sale and retirement of assets	(275)	601
Total operating costs and expenses	407,487	343,479
Operating income	55,590	74,478
Other expense (income):
Interest expense, net	39,828	39,846
(Gain) loss on repurchases, extinguishment and modification of debt	(108)	5,997
Other expense (income), net	2,044	(500)
Income from operations before tax	13,826	29,135
Income tax (benefit) provision	(564)	10,351
Net income	$14,390	$18,784

Net income attributable to:
Controlling interests	12,337	16,736
Non-controlling interests	2,053	2,048
Net income	14,390	18,784

Basic income per share:
Attributable to common shares	$0.73	$0.90
Attributable to participating shares	$—	$0.90

Diluted income per share:	$0.68	$0.79

Weighted average shares outstanding:
Basic attributable to common shares	16,991	16,836
Basic attributable to participating shares	—	1,747
Diluted	18,204	21,241

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$14,390	$18,784
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,044	19,098
Amortization of deferred financing costs	1,879	1,731
Non-cash lease expense (income)	11	(186)
Net deferred taxes and other	(1,333)	9,755
Provision for doubtful accounts	3,015	3,921
Stock-based compensation expense	3,797	3,718
(Gain) loss on repurchases, extinguishment and modification of debt	(108)	5,997
Trade activity, net	(4,626)	(10,933)
Impairment of long-lived assets, intangible assets and investments	31,114	1,913
Unrealized loss (gain) on investment	2,073	(132)
Content rights acquired	(19,784)	—
Amortization of content rights	4,315	—
Change in content rights liabilities	16,297	—
Other	(837)	(12)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,185)	(3,070)
Prepaid expenses and other assets	(4,719)	1,407
Accounts payable	(1,608)	(3,350)
Accrued expenses	(4,621)	6,947
Accrued interest	(551)	9,404
Other long-term liabilities	(378)	(3,876)
Net cash provided by operating activities - continuing operations	50,185	61,116
Net cash used in operating activities - discontinued operations	—	(33)
Net cash provided by operating activities	50,185	61,083
Cash flows from investing activities:
Payments for acquisition	(18,485)	—
Purchase of property and equipment	(15,828)	(12,423)
Purchase of investments	—	(278)
Purchase of digital assets	(4,997)	—
Proceeds from insurance recoveries	578	362
Proceeds from sale of assets and investment related transactions	968	1,701
Net cash used in investing activities	(37,764)	(10,638)
Cash flows from financing activities:
Repurchase of 2026 Notes	(18,850)	—
Repayment of term loans	—	(272,381)
Repurchase of 2023 Notes	—	(273,416)
Proceeds from the issuance of 2026 Notes	—	550,000
Prepayment fee on 2023 Notes	—	(4,443)
Deferred financing costs	—	(9,177)
Repurchase of Oaktree securities	—	(80,394)
Transaction costs related to Oaktree securities repurchase	—	(1,556)
Proceeds from stock options exercised	790	11,893
Repurchase of stock	(225)	(1,400)
Withholdings for shares issued under ESPP	753	—
Cash distribution to non-controlling interests	(1,820)	(2,216)
Repayments of capitalized obligations	(155)	(79)
Net cash used in financing activities	(19,507)	(83,169)
Cash, cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(7,086)	(32,724)
Beginning of period	50,999	83,723
End of period	$43,913	$50,999

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)

	Year Ended December 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$38,603	$28,701
Income taxes	1,198	595

Supplemental Disclosure of Non-cash Activities:
Investments acquired in exchange for advertising (1)	$4,161	$6,576
Property and equipment acquired in exchange for advertising (1)	1,198	2,522
Investments rights acquired in exchange for advertising	—	79
Accrued capital expenditures	158	99

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$10,909	$10,175
Right-of-use assets obtained in exchange for operating lease obligations	10,944	2,690

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$43,417	$50,505
Restricted cash	496	494
	$43,913	$50,999
(1) Represents total advertising services provided by the Company in exchange for equity interests and property and equipment acquired during each of the years ended December 31, 2022 and 2021, respectively.

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Warrants	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Non-controlling Interest	Total
Balance at December 31, 2020	14,436,065	2,966,669	1,636,341	—	8,977,676	$191	$—	$369,672	$(272,602)	$3,494	$100,755
Net income	—	—	—	—	—	—	—	—	16,736	2,048	18,784
Conversion of common shares (1)	(1,825,000)	—	1,825,000	—	—	—	—	—	—	—	—
Common stock issued under exercise of stock options	1,483,689	—	—	—	—	15	—	11,878	—	—	11,893
Issuance of restricted stock	11,428	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	3,718	—	—	3,718
Repurchase of securities (2)	(1,595,224)	(2,151,373)	—	—	(8,814,980)	(38)	—	(81,912)	—	—	(81,950)
Share repurchases (3)	(100,000)	—	—	—	—	(1)	—	(630)	(769)	—	(1,400)
Warrants exercised (4)	162,696	—	—	—	(162,696)	2	—	(2)	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(2,216)	(2,216)
Balance at December 31, 2021	12,573,654	815,296	3,461,341	—	—	$169	$—	$302,724	$(256,635)	$3,326	$49,584
Net income	—	—	—	—	—	—	—	—	12,337	2,053	14,390
Common stock issued under exercise of stock options	116,601	—	—	—	—	1	—	789	—	—	790
Issuance of restricted stock(5)	197,456	—	—	—	—	2	—	1,807	—	—	1,809
Stock-based compensation	—	—	—	—	—	—	—	3,797	—	—	3,797
Treasury stock acquired at cost(6)	—	—	—	25,623	—	—	(225)	—	—	—	(225)
Common stock issued under the Employee Stock Purchase Plan	76,601	—	—	(25,623)	—	1	225	528	—	—	754
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	(1,820)	(1,820)
Balance at December 31, 2022	12,964,312	815,296	3,461,341	—	—	$173	$—	$309,645	$(244,298)	$3,559	$69,079

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
(5) Includes 156,000 shares issued in the form of stock awards that vested immediately.
(6) Represents shares repurchased under the terms of the Company's stock repurchase plan pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period, the "2021 Stock Repurchase Plan."

See Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Nature of Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 30,650 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of (a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and (b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 357 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

The U.S. economy and financial markets may continue to experience volatility due to the lingering effects of the COVID-19 pandemic. The effects of the COVID-19 pandemic began to impact our operations in early March 2020, and included significant advertising cancellations and material declines in the purchase of new advertising by our clients, impairments to the carrying values of our FCC licenses and the cancellation of live events. As local public health conditions improved, our advertising revenue also improved.

Current economic challenges, including the lingering effects of the COVID-19 pandemic, high and sustained inflation, rising interest rates, and supply chain disruptions have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising cancellations, declines in the purchase of new advertising by our clients and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

The extent of the impact of current economic conditions will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence (including effects on advertising activity, consumer discretionary spending and our employees in the markets in which we operate).

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries that it controls. All intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting: The Company’s operating segments are organized internally by the types of products and services provided, represented by three segments: Subscription Digital Marketing Solutions, which includes the results of the Company’s subscription digital marketing solutions business, Townsquare Interactive; Digital Advertising, which includes digital advertising on its owned and operated digital properties and its digital programmatic advertising platform; and Broadcast Advertising, which includes our local, regional and national advertising products and solutions delivered via terrestrial radio broadcast, and other miscellaneous revenue that is associated with its broadcast advertising platform. The remainder of the Company’s business is reported in the Other category, which includes owned and operated live events.

The presentation of $0.7 million of broadcast and digital advertising revenue previously reported in the Other category for the year ended December 31, 2021 has been reclassified to conform with the current period's presentation.

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

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk is limited due to the large number of customers comprising the Company’s customer base and their dispersion across several different geographic areas of the country. No single customer accounts for more than approximately 1% of revenue for the years ended December 31, 2022 and 2021.

Cash and cash equivalents: The Company maintains its cash balances principally at large financial institutions throughout the United States. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2022 and 2021, cash equivalents were comprised of money market funds of $42.4 million and $44.2 thousand, valued using Level 1 inputs.

Restricted cash: Restricted cash includes the collateral account for the Company’s corporate credit cards and a stand-by letter of credit issued in favor of a landlord for one of our leases, and are classified in non-current assets in the Consolidated Balance Sheets. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash. We had restricted cash of $0.5 million as of December 31, 2022 and 2021, respectively.

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

Depreciation expense on property and equipment is recorded using the straight-line method. The estimated useful lives for property and equipment are as follows:

Property Type	Depreciation Period in Years
Buildings and improvements	10 to 39 years
Broadcasting equipment	3 to 30 years
Computer and office equipment	3 to 5 years
Furniture and fixtures	5 to 10 years
Transportation equipment	2 to 5 years
Software development costs	1 to 3 years
Leasehold improvements	Shorter of the economic useful life or remaining term of lease assuming likely renewal periods, as appropriate

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

During each of the years ended December 31, 2022 and 2021, the Company received total insurance recoveries of $0.6 million and $0.4 million, respectively, primarily related to hurricane related damages incurred in the Lake Charles, LA market. Insurance recoveries are included as a component of Other expense (income), net in the Consolidated Statements of Operations.

Software Development Costs: In accordance with Accounting Standards Codification (“ASC”) Topic 350, Internally Developed Software, we incurred and capitalized software development costs of $4.7 million and $4.1 million during each of the years ended December 31, 2022 and 2021, respectively. Certain costs incurred for software development during the application development stage are capitalized while costs incurred during the preliminary and post-implementation stages are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life. Software development costs consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the development and localization of products and services.

Intangible Assets: Intangible assets consist principally of Federal Communication Commission (“FCC”) broadcast licenses and other definite-lived intangible assets. FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at minimal cost. The weighted average time to renewal of our FCC licenses is 6.6 years as of December 31, 2022. FCC licenses, which have been recorded at their estimated fair value as of the date of acquisition, have an indefinite useful life and therefore are not amortized. The fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Costs associated with other definite-lived intangible assets are being amortized using the straight-line method over their estimated remaining useful lives, which range from 1 to 10 years, as of December 31, 2022.

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

Below are some of the key assumptions used in our 2022 impairment assessments:

	December 31, 2022
Discount Rate	10.2% - 12.0%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	19.3%	94.7%
Operating Profit Margin	20.0%	47.0%

Below are some of the key assumptions used in our 2021 impairment assessments:

	December 31, 2021
Discount Rate	9.9% - 10.1%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.5%	96.0%
Operating Profit Margin	18.0%	48.0%

* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the Company’s impairment evaluations of its FCC licenses performed at June 30, 2022, September 30, 2022 and December 31, 2022, we incurred impairment charges of $5.2 million, $10.3 million and $10.6 million, respectively, for FCC licenses in nine of our 74 local markets representing total FCC impairment charges of $26.1 million for the year ended December 31, 2022.

Based on the results of the Company’s annual impairment evaluation of its FCC licenses performed at December 31, 2021 we incurred impairment charges of $1.7 million for FCC licenses in one of our 67 local markets for the year ended December 31, 2021.

Assumptions used to estimate the fair value of our FCC licenses are dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenues experience actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and it is possible the Company will recognize additional impairment charges.

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

The Company evaluates goodwill for impairment at the reporting unit level and has determined appropriate reporting units. The most significant reporting is comprised of the components representing the local broadcast advertising businesses of all geographic markets, “Local Advertising”, which are aggregated into one reporting unit for testing. Our other reporting units include: (i) national digital assets, “National Digital”, which consists of music and entertainment focused national websites, (ii) Townsquare Ignite, our digital programmatic advertising platform, (iii) Amped, which is our owned and operated network of digital brands, made up of over 400 websites and 390 mobile applications (iv) Analytical Services, which is an attribution and analytics platform dedicated to tracking broadcast media, (v) Townsquare Interactive, which is our subscription based digital marketing solutions offered to small and mid-sized local and regional businesses in markets outside the top 50 in the United States, and (vi) Live Events, which includes the operations of our national events including other expos, lifestyle and active events which occur outside of our 74 distinct markets.

Recoverability of goodwill is evaluated by comparison of the fair value of a reporting unit with its carrying value. For purposes of testing the carrying value of the Company's goodwill for impairment, the fair value of goodwill for each reporting unit contains significant assumptions incorporating variables that are based on past experiences and judgments about future performance using industry information. These variables would include, but are not limited to: (1) forecasted revenue growth; (2) profit margin; (3) estimated capital expenditures and working capital requirements during the projection period; (4) risk-adjusted discount rate; and (5) expected growth rates in perpetuity to estimate terminal values. These variables are susceptible to changes in estimates, which could result in significant changes to the fair value of the goodwill. Impairment of goodwill is calculated by comparing the fair value as described above to the carrying value of goodwill.

The Company also performs a reasonableness test on the fair value results for goodwill by comparing the carrying value of the Company’s assets to the Company’s enterprise value based on its market capitalization.

For 2022, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2022, including goodwill. Based upon such assessment, we determined that the fair value of each of our reporting units exceeded their respective carrying amounts. The fair values of our Local Markets, National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 18%, 243%, 90%, 211%, 252% and 19%, respectively. The fair values of each of our reporting units were determined using a weighted average market and income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, capital expenditures, and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 10.0% to 18.8% with perpetual growth rates ranging from (4.9)% to 10.6%.

For 2021, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2021, including goodwill. Based upon such assessment, we determined that the fair value of each of our reporting units exceeded their respective carrying amounts. The fair values of our National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 703%, 164%, 281%, 497% and 117%, respectively. The fair values of each of our reporting units were determined using a weighted average market and income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, capital expenditures, and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 7.9% to 16.3% with a perpetual growth rates ranging from (2.8)% to 9.0%.

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

See Note 6, Goodwill and Other Intangible Assets, Net, for further details related to the results of our impairment testing for each of the years ended December 31, 2022 and 2021, respectively.

Investments: Long-term investments consists of minority holdings in various companies. As management does not exercise significant control over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial valuation of equity securities is based upon an estimate of market value at the time of investment, or upon a combination of valuation analyses using both observable and unobservable inputs categorized as Level 2 and Level 3 within the ASC 820 framework, respectively.

In accordance with ASC 321, Investments - Equity Securities, the Company measures its equity securities at cost minus impairment, as their fair value is not readily determinable and the investments do not qualify for the net asset value per share practical expedient. The Company monitors its investments for any subsequent observable price changes in orderly transactions for the identical or a similar investment of the same investee, at which time the Company adjusts the then current carrying values of the related investment. On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. As a result, the Company's investment was no longer measured at cost minus impairment and the carrying value of the investment is measured at its fair value with changes in fair value reflected in net income. Additionally, the Company evaluates its investments for any indicators of impairment. The Company recorded $1.2 million impairment charges for the year ended December 31, 2022. There were no impairment charges recorded for the year ended December 31, 2021.

See Note 7, Investments, for further details related to the Company's investments.

Deferred Financing Costs: Deferred financing costs related to the issuance of debt are capitalized and are amortized over the life of the instrument in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period (the interest method). The amortization of these costs is recorded as interest expense, net in the Consolidated Statements of Operations. Unamortized deferred financing costs as of December 31, 2022 and 2021 have been deducted from the long-term debt balance in the Consolidated Balance Sheets.

Impairment of Long-Lived Assets: Long-lived assets (including property, equipment and intangible assets subject to amortization) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset group. If it were determined that the carrying amount of an asset was not recoverable, an impairment loss would be recorded. The Company determines the fair value of its long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. The fair value of assets held for sale is determined in the same manner as described for assets held and used. There were a total of $0.9 million non-cash impairment charges related to long-lived assets for the twelve months ended December 31, 2022. We recognized total impairment charges related to long-lived assets during the year ended December 31, 2021 of $0.1 million. Long-lived asset impairment charges are included in caption Impairment of long-lived and intangible assets, in the Company’s Consolidated Statements of Operations.

Transaction and Business Realignment Costs: On June 17, 2022, following regulatory approval, the Company completed the acquisition of Cherry Creek Broadcasting LLC (“Cherry Creek”) and incurred transaction, acquisition, integration, and other costs. On January 24, 2021 the Company entered into a stock repurchase agreement with Oaktree Capital Management L.P. (“Oaktree”) and paid $4.5 million related to the settlement agreement.

The Company recorded the following transaction and business realignment costs for the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Transaction/Acquisition Costs	1,085	4,459
Business Integration Costs	1,272	—
Compensation and Other Costs	2,091	846
Total	$4,448	$5,305

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

Revenue Recognition: Broadcast revenue for commercial broadcasting advertisements is recognized when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Subscription digital marketing solutions revenue, under the brand name Townsquare Interactive, is recognized as a contract liability until the terms of a customer contract are satisfied, which generally occurs with the transfer of control as the Company satisfies its contractual performance obligation over time. Digital revenue is derived primarily from the sale of internet-based advertising campaigns to local, regional, and national advertisers and is recognized over the duration of the campaigns. Live events revenue and other non-broadcast advertising revenue are recognized as events are conducted. Deferred revenue consists primarily of digital subscriptions in which payment is received in advance of the service month and advance ticket sales of events scheduled to take place at dates in the future.

Trade Advertising: Trade Advertising (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received. Revenue from trade advertising is recognized when advertisements are broadcast. Merchandise or services received is charged to expense when received or utilized. If merchandise or services are received prior to the broadcast of the advertising, a liability is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Total revenues recognized related to trade advertising were $13.3 million and $17.4 million for the years ended December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the Company operated one non-owned radio station under an LMA. The total net revenue for the contractual portion of the LMA of the radio station and its total expenses for the contractual portion of the LMA were immaterial.

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

Advertising and Promotion Costs: Costs of media advertising (including barter) and associated production costs are expensed to direct operating expenses the first time the advertising takes place. The Company recorded advertising expenses of $0.7 million and $0.5 million, for the years ended December 31, 2022 and 2021, respectively.

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

The Company follows the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The Company’s Federal income tax returns and various state tax returns remain subject to examination by taxing authorities for all years after 2018.

Stock-based compensation: Stock-based compensation expense related to stock-based transactions, including employee awards and the Employee Stock Purchase Plan ( the “ESPP”), is measured and recognized in the Consolidated Financial Statements based on the fair value of the award on the grant date. The fair values of restricted stock awards are determined based on the fair market value of our common stock at the time of grant. The fair value of time-based and performance-based option awards is estimated using the Black-Scholes and Monte

Carlo option-pricing models. The models require assumptions including the fair value of the Company’s common stock, expected volatility, expected term of the award, exercise timing, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest and ESPP expense is based on the estimated grant-date fair value determined using the Black-Scholes valuation model with a straight-line amortization method. Share-based awards may be subject to forfeiture if certain employment conditions are not met. The Company accounts for forfeitures as they occur.

Contingencies: In accordance with ASC Topic 450, Contingencies, the Company records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters and relates that to an accrual for estimated losses to determine if any adjustments are required.

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Additionally, from time to time the Company is engaged in various legal proceedings related to its intellectual property, employees or other matters. Although such matters are subject to many uncertainties and outcomes are not predictable with assurance, as of December 31, 2022 and 2021, management does not believe any such matters are material to the Company’s consolidated results of operations or financial condition.

Accounting Developments

Recently Issued Standards That Have Not Yet Been Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. The new guidance is effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will adopt this standard effective January 1, 2023, and does not anticipate its adoption to have a material impact on the Company’s Consolidated Financial Statements.

On August 16, 2022, the Inflation Reduction Act (the "IRA") was signed into law in the U.S. Among other changes, the IRA introduced an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022 and several tax incentives to promote clean energy. The Company will adopt the Act on January 1, 2023, and does not anticipate its adoption to have a material impact to its financial statements given the current level of repurchase activity.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands):

	Year Ended December 31, 2022
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$90,402	$139,932	$216,780	$8,441	$455,555
Political	—	501	7,021	—	7,522
Net Revenue	$90,402	$140,433	$223,801	$8,441	$463,077

	Year Ended December 31, 2021
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$81,792	$116,874	$212,021	$3,772	$414,459
Political	—	—	3,498	—	3,498
Net Revenue	$81,792	$116,874	$215,519	$3,772	$417,957

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

The following table provides information about receivables, contract acquisition costs and contract liabilities from contracts with customers (in thousands):

	December 31, 2022	December 31, 2021
Accounts Receivable	$61,234	$57,647
Short-term contract liabilities (deferred revenue)	$10,669	$10,208
Contract acquisition costs	$6,348	$5,428

We receive payments from customers based upon contractual billing schedules; accounts receivable is recorded when the right to consideration becomes unconditional. Accounts receivable are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of December 31, 2022, and December 31, 2021, the balance in the contract liabilities was $10.7 million and $10.2 million, respectively. The increase in our contract liabilities balance from December 31, 2021 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $8.6 million of recognized revenue for the year ended December 31, 2022. For the year ended December 31, 2021, we recognized $7.7 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the year ended December 31, 2022.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of December 31, 2022 and 2021, we had a balance of $6.3 million and $5.4 million in capitalized contract acquisition costs and recognized $5.1 million and $4.3 million of amortization during the year ended December 31, 2022 and 2021, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the years ended December 31, 2022 or 2021, respectively.

Arrangements with Multiple Performance Obligations

In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. When multiple performance obligations are identified, we identify how control transfers to the customer for each distinct contract obligation and determine the period when the obligations are satisfied. If obligations are satisfied in the same period, no allocation of revenue is deemed to be necessary. In the event performance obligations within a contract do not run concurrently, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers or by using expected cost-plus margins. Performance obligations that are not distinct at contract inception are combined.

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

Note 4. Acquisitions and Divestitures

Acquisitions and Divestitures

On March 24, 2022, the Company executed an asset purchase agreement to acquire Cherry Creek Broadcasting LLC (“Cherry Creek”). Following regulatory approval, the acquisition was completed on June 17, 2022 for a cash purchase price of $18.5 million, net of closing adjustments. The purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. The Company expects to finalize the allocation of the purchase price for Cherry Creek as soon as possible, but in any event, no later than one year from the acquisition date. The preliminary purchase price allocation is subject to change pending a final valuation of the assets and liabilities acquired. We require additional time specifically related to obtaining information regarding property and equipment.

The acquisition date fair values of major classes of net assets acquired are as follows (in thousands):

	Amounts recognized at June 17, 2022 (Provisional)	Measurement Period Adjustments	Amounts recognized at December 31, 2022 (Adjusted)
Net tangible assets acquired	$1,366	$4,790	$6,156
Intangible assets, net	8,676	187	8,863
Goodwill	8,377	(4,939)	3,438
Total Purchase Price	$18,419	$38	$18,457

The intangible assets acquired based on the estimate of the fair values of the identifiable intangible assets are as follows:

	Amounts recognized at December 31, 2022	Remaining Useful Life at June 17, 2022 (in years)
Customer relationships	$5,007	10
FCC licenses	2,889	Indefinite
Content Rights	642	7
Other intangibles	325	3
Total Acquired Intangible Assets	$8,863

The estimate of the fair value of the customer relationships acquired in the Cherry Creek acquisition were determined using a risk-adjusted discounted cash flow model, specifically, the excess earnings method which considers the use of other assets in the generation of the projected cash flows of a specific asset to isolate the economic benefit generated by the customer relationships. The contribution of other assets, such as fixed assets, working capital and workforce, to overall cash flows was estimated through contributory asset capital charges. Therefore, the value of the acquired customer relationship is the present value of the attributed post-tax cash flows, net of the return on fair value attributed to tangible and other intangible assets.

The estimate of the fair value of the FCC licenses acquired in the Cherry Creek acquisition were determined utilizing observable market based transactions of similar broadcast licenses and their estimated replacement values.

Goodwill totaling $3.4 million represents the excess of the Cherry Creek purchase price over the fair value of net assets acquired, representing future economic benefits that are expected to be achieved as a result of the acquisition, and is included in the Broadcast Advertising and Digital Advertising segments. The Company believes the acquisition of Cherry Creek, which includes a portfolio of local media brands, will further its goal of becoming the number one local media company in markets outside of the Top 50 in the United States. In addition, the acquisition provides an opportunity to bring our digital assets and solutions to the Cherry Creek markets and accelerate their digital growth with our Digital First strategy.

Goodwill generated from the Cherry Creek acquisition is deductible for income tax purposes.

The results of Cherry Creek's operations have been included in our Consolidated Financial Statements, following the closing of the acquisition on June 17, 2022. Pro forma information has not been presented because the effect of the acquisition is not material.

Simultaneously, due to FCC ownership limitations, the Company sold six radio stations in Missoula, MT for an immaterial amount and has placed one radio station in Tri-Cities, WA in a divestiture trust. On July 19, 2022, the Company acquired a radio station in Tri-Cities, WA for an immaterial amount.

Note 5. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Land and improvements	$19,966	$20,558
Buildings and leasehold improvements	57,386	55,192
Broadcast equipment	108,057	95,962
Computer and office equipment	24,211	21,819
Furniture and fixtures	22,968	22,130
Transportation equipment	20,703	20,427
Software development costs	39,489	34,776
Total property and equipment, gross	292,780	270,864
Less: Accumulated depreciation and amortization	(178,934)	(164,147)
Total property and equipment, net	$113,846	$106,717

Depreciation and amortization expense for property and equipment was $17.1 million and $18.0 million for the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, the Company sold land and a building in Quincy-Hannibal, IL and in Oelwein, IA. The Company recognized $0.9 million in impairment charges related to the sales.

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

The Company had no material right of use assets related to it finance leases as of December 31, 2022 and 2021.

Note 6. Goodwill and Other Intangible Assets, Net

Indefinite-lived intangible assets

Indefinite-lived assets consist of goodwill and FCC broadcast licenses.

FCC Broadcast Licenses

FCC licenses represent a substantial portion of the Company’s total assets. The FCC licenses are renewable in the ordinary course of business, generally for a maximum of eight years. The fair value of FCC licenses is primarily dependent on the future cash flows of the radio markets and other assumptions, including, but not limited to, forecasted revenue growth, profit margins and a risk-adjusted discount rate. The Company has selected December 31st as the annual testing date.

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in forecasted traditional broadcast revenue in the markets in which we operate in and increases in the weighted average cost of capital, the Company quantitatively evaluated the fair value of its FCC licenses at each quarter during the year ended December 31, 2022.

Based on the results of the Company’s impairment evaluations of its FCC licenses performed at June 30, 2022, September 30, 2022 and December 31, 2022, we incurred impairment charges of $5.2 million, $10.3 million and $10.6 million, respectively, for FCC licenses in nine of our 74 local markets representing total FCC impairment charges of $26.1 million for the year ended December 31, 2022. The $26.1 million impairment charges recorded during the year were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and the estimate of initial capital costs due to rising prices.

The Company recorded impairment charges of $1.7 million for FCC licenses in one of our 67 local markets during the year ended December 31, 2021, driven by a change in the assumption for market revenue growth rates due to the availability of market data for the affected market.

Charges related to the impairment of the Company’s FCC licenses are included in the Broadcast Advertising segment results.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 50-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $23.9 million which would have resulted in an additional impairment charge of $5.7 million as of December 31, 2022. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $31.5 million which would have resulted in a further impairment charge of $9.0 million as of December 31, 2022. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Goodwill

For 2022, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. Based upon such assessment, the Company determined that the fair value of the following reporting units exceeded their respective carrying amounts as of December 31, 2022. The fair values of our Local Markets, National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 18%, 243%, 90%, 211%, 252% and 19%, respectively. The Amped reporting unit had no goodwill as of December 31, 2022.

For 2021, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. Based upon such assessment, the Company determined that the fair value of the following reporting units exceeded their respective carrying amounts as of December 31, 2021. The fair values of our National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive, and Live Events reporting units were in excess of their respective carrying values by approximately 703%, 164%, 281%, 497% and 117%, respectively. The local advertising businesses and Amped reporting units had no goodwill as of December 31, 2021.

As of December 31, 2022, the goodwill balances remaining for each of our reporting units were as follows (amounts in thousands):

	Goodwill at December 31, 2022	Goodwill at December 31, 2021
Reporting Unit:
Local Advertising	$2,715	$—
National Digital	8,273	8,273
Townsquare Ignite	67,101	66,378
Amped	—	—
Analytical Services	2,313	2,313
Townsquare Interactive	77,000	77,000
Live Events / Other	3,983	3,983
Balance	$161,385	$157,947

The fair values of each of our reporting units were determined using an income approach whereby the fair value was calculated utilizing discounted estimated future cash flows. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 10.0% to 18.8% with perpetual growth rates ranging from (4.9)% to 10.6%.

Due to the inherent uncertainties involved in making these estimates, assumptions may change in future periods. Estimates and assumptions made for purposes of goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital assumption for each of our reporting units would cause the estimated fair values of our Local Markets, National Digital, Townsquare Ignite and Townsquare Interactive reporting units to decline, resulting in a decrease in the fair value in excess of their respective carrying values by approximately 3%, 15%, 12%, and 12%, respectively. Further, for each reporting unit, a 10% decline in the estimated fair value of each reporting unit, due to other changes in assumptions, including forecasted future cash flows, would not have resulted in a goodwill impairment charge for the year ended December 31, 2022.

The following table presents changes in goodwill by segment during each of the two years ended December 31, 2022 and 2021, respectively (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Balance at December 31, 2020 (1)	$77,000	$—	$76,964	$3,983	$157,947
Realignment of goodwill (2)	—	76,964	(76,964)	—	—
Balance at December 31, 2021	$77,000	$76,964	$—	$3,983	$157,947
Cherry Creek acquisition (3)	—	723	2,715	—	3,438
Balance at December 31, 2022	$77,000	$77,687	$2,715	$3,983	$161,385

(1) The aggregate goodwill balance as of December 31, 2020 is net of (i) a $69.0 million non-cash goodwill impairment charge related to the local advertising businesses reporting unit in the fourth quarter of 2019; (ii) $48.9 million of accumulated impairment charges incurred in 2017, of which $39.9 million was included as a component of discontinued operations and $9.1 million of which related to the 2017 strategic review and restructuring of our entertainment business; and (iii) a $4.1 million write-off of goodwill was recorded in 2017 in connection with business realignments within the entertainment business.

(2) In December of 2021, the Company changed its reporting segments in order to reflect its strategic focus, organizational structure and the information reviewed by its CODM as a digital media and digital marketing solutions with market leading radio stations, represented by three segments: Subscription Digital Marketing Solutions, Digital Advertising and Broadcast Advertising. As there was no change to the Company’s identified reporting units, goodwill was not reallocated as a result of the change in segments.

(3) For further information see Note 4, Acquisitions and Divestitures.

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

During the year ended December 31, 2022, the Company recorded $2.9 million in impairment losses due to changes in the fair value of the Company's digital assets observed during the period. As of December 31, 2022, the carrying value of the Company's digital assets is $2.1 million. The Company views its investment in digital assets as liquid due to the ability to readily convert the investment to cash through a sale on an active exchange. The Company may decrease its holdings of digital assets at any time based on our view of market conditions.

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

The following tables present details of intangible assets as of December 31, 2022 and 2021, respectively (in thousands):

	December 31, 2022
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$252,110	$—	$252,110
Digital Assets	Indefinite	2,136	—	2,136
Content rights and other intangible assets	1 - 10	37,092	(14,500)	22,592
Total		$291,338	$(14,500)	$276,838

	December 31, 2021
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$275,321	$—	$275,321
Other intangible assets	2 - 10	11,530	(8,586)	2,944
Total		$286,851	$(8,586)	$278,265

Amortization expense for definite-lived intangible assets for each of the years ended December 31, 2022 and 2021 was $6.2 million and $1.1 million, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2022 is as follows (in thousands):

2023	$7,171
2024	6,041
2025	2,304
2026	2,108
2027	1,978
Thereafter	2,990
$22,592

Note 7. Investments

Long-term investments primarily consists of minority holdings in various companies. As management does not exercise significant control over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial valuation of the equity securities was based upon an estimate of market value at the time of investment or upon a combination of a valuation analysis using observable inputs categorized as Level 2 and Level 3 within the ASC 820 framework.

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

Equity securities measured at cost minus impairment

During the year ended December 31, 2022, the Company acquired a $3.2 million interest in three new investees and an additional $1.0 million interest in an existing investee. The Company recorded a $1.2 million impairment charge for an investee for the year ended December 31, 2022. There were no impairment charges recorded for the year ended December 31, 2021.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. Based on the market price of the investee's common stock as of December 31, 2022, the fair value of the Company's investment in the common stock of the investee was approximately $1.2 million. As a result, the Company recorded a total unrealized net loss of $2.1 million during 2022. The Company recorded an unrealized net gain of $0.1 million during 2021.

Unrealized gains and losses are included as a component of other expense (income) on the Consolidated Financial Statements. The market price of the investee's common stock as of December 31, 2022 is categorized as Level 1 within the ASC 820 framework.

Note 8. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
2026 Notes	$530,766	$550,000
Deferred financing costs	(6,324)	(8,479)
Total long-term debt	$524,442	$541,521

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of December 31, 2022.

During the year ended December 31, 2022, the Company voluntarily repurchased an aggregate $19.2 million principal amount of its 2026 Notes at or below par, plus accrued interest. The Company wrote-off approximately $0.3 million of unamortized deferred financing costs, recognizing a total net gain of $0.1 million in connection with the voluntary repurchases of its 2026 Notes. The repurchased notes were canceled by the Company.

As of December 31, 2022 and 2021, based on available market information, the estimated fair value of the 2026 Notes was $472.4 million and $583.0 million, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

The following table illustrates the components of our interest expense, net (in thousands):

	Year Ended December 31,
	2022	2021
2026 Notes	$36,999	$37,287
2023 Notes	—	642
Term Loans	—	161
Capital leases and other	1,140	44
Deferred financing costs and discounts	1,879	1,731
Interest income	(190)	(19)
Interest expense, net	$39,828	$39,846

Annual maturities of the Company's long-term debt as of December 31, 2022 are as follows (in thousands):

(in thousands)
2023	$—
2024	—
2025	—
2026	530,766
$530,766

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

Total rental expense, including costs incurred for live events such as venue and equipment rentals, for our operating leases was $13.0 million and $11.6 million for the years ended December 31, 2022 and 2021, respectively, and is included in Income from operations.

In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") (the "Tower Sale"). The divested towers house antenna that broadcast certain of the Company’s radio stations. As part of this transaction, the Company leased a portion of the space on the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of twenty years and three optional 5-year renewal periods. The Company pays $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The ending balances of the prepaid rent asset and deferred gain, including the current portion of $0.2 million, as of December 31, 2022 and 2021 were $5.8 million and $6.0 million, respectively. The Company will continue to amortize these balances over the remaining lease term.

Weighted-average remaining lease term (in years) and discount rate related to leases were as follows:

Weighted Average Remaining Lease Term	December 31, 2022	December 31, 2021
Finance Leases	25.53 years	3.16 years
Operating leases	7.09 years	7.24 years
Weighted Average Discount Rate
Finance Leases	7.39%	5.55%
Operating leases	7.05%	6.80%

Maturities of lease liabilities for operating leases are as follows as of December 31, 2022 (in thousands):

2023	$11,536
2024	10,889
2025	9,664
2026	6,827
2027	4,794
Thereafter	18,471
Total operating lease payments	62,181
Less: imputed interest	(13,846)
Add: deferred gain sale leaseback transaction	5,780
Total	$54,115

Maturities of lease liabilities for financing leases are as follows as of December 31, 2022 (in thousands):

2023	$170
2024	159
2025	143
2026	116
2027	91
Thereafter	3,098
Total financing lease payments	3,777
Less: imputed interest	(2,288)
Total	$1,489

Finance leases are included in property and equipment, net, financing lease liabilities, current and financing lease liabilities, net of current portion on our Consolidated Balance Sheets.

The components of lease costs recorded to operating and corporate expense where the short-term lease measurement and recognition exemption was not applied are as follows (dollars in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Operating lease cost	$10,778	$9,877
Short-term lease cost	$35	$33
Variable lease cost	$12	$7
Total lease cost	$10,825	$9,917

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. (“Nielsen”), which publishes surveys for domestic radio markets. The Company’s remaining aggregate obligation under the agreements with Nielsen as of December 31, 2022 is approximately $1.3 million and is expected to be paid in accordance with the agreements through September 2023. In addition, the Company has aggregate commitments of $3.7 million for a business management platform through 2023.

Future expected payments under these agreements as of December 31, 2022 are as follows (in thousands):

2023	$3,691
2024	630
2025	662
2026	—
2027	—
Thereafter	—
Total purchase obligations	$4,983

Total payments made under these agreements were $10.2 million and $9.6 million for the years ended December 31, 2022 and 2021, respectively.

Note 10. Income Taxes

Income tax (benefit) expense from operations for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	2022	2021
Current income tax expense
State	$769	$596
Total current income tax expense	$769	$596

Deferred tax (benefit) expense
Federal	$421	$6,840
State	(1,754)	2,915
Total deferred income tax (benefit) expense	(1,333)	9,755
Total income tax (benefit) expense	$(564)	$10,351

Total income tax (benefit) expense from operations differed from the amount computed by applying the federal statutory tax rate of 21% for the years ended December 31, 2022 and 2021, due to the following (in thousands):

	2022	2021
Pretax income at federal statutory rate	$2,903	$6,118
State income tax expense, net federal expense	626	2,244
Non-deductible compensation	1,083	1,172
Non-controlling interest	(431)	(430)
Stock repurchase settlement fee	—	945
Other Non-deductible items	(61)	(159)
Total Non-deductible items	591	1,528
Prior year true-up adjustment	241	237
Tax attribute expiration	764	404
Tax rate changes	(192)	(251)
Stock-based compensation	188	457
Total Adjustment of prior year deferred taxes	1,001	847
Change in valuation allowance	(5,672)	(368)
Other items	(13)	(18)
Total (benefit) expense for income taxes	$(564)	$10,351

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2022 and 2021 are presented below (in thousands):

	2022	2021
Deferred tax assets:
Allowance for doubtful accounts	$1,516	$1,751
Accrued expenses and other current liabilities	479	657
Stock-based compensation	2,774	2,637
Investments	1,553	—
Property and equipment	1,977	1,929
Interest expense	16,949	11,379
Operating lease obligations	13,773	11,978
Non-current liabilities	2,462	3,075
Net operating loss and credit carryforwards	52,179	60,655
Foreign tax credits	385	385
	94,047	94,446
Less: valuation allowance	(49,398)	(55,070)
Deferred tax assets	44,649	39,376
Deferred tax liabilities:
Intangible assets	49,227	46,537
Operating lease right of use assets	12,998	11,162
Software development costs	1,172	1,758
Deferred tax liabilities	63,397	59,457
Net deferred tax liabilities	$(18,748)	$(20,081)

As of December 31, 2022, the Company has federal net operating loss carryforwards of approximately $139.5 million available to offset future income which $99.4 million will expire in the years 2023 through 2037and the remaining $40.1 million has an indefinite life. Approximately $19.6 million is applicable to Townsquare Radio, Inc. and can only be utilized against its future earnings (subject to further limitations under Section 382 of the Internal Revenue Code), and $79.8 million applicable to post IPO operations of the Company and can be utilized against future earnings without limitation through 2037. The Company has approximately $55.7 million of capital loss carryforwards which can be utilized through 2023. Additionally, the Company has various amounts of state net operating loss carry forwards expiring through 2042.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. At December 31, 2022 and 2021, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences.

The decrease in the valuation allowance of $5.7 million during the December 31, 2022 period, is primarily due to utilization of net operating loss carryforwards. The decrease in the valuation allowance of $0.4 million during the December 31, 2021 period, is primarily due to management’s conclusion in the period that an additional portion of the deferred tax assets will more than likely be realized.

The Company has not recorded any unrecognized tax benefits as of December 31, 2022 and December 31, 2021. It is not expected that unrecognized tax benefits will materially change in the next 12 months.

Note 11. Stockholders’ Equity

The table below presents a summary, as of December 31, 2022, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	12,964,312	One vote per share.
Class B common stock	$0.01	50,000,000	815,296	Ten votes per share.[2]
Class C common stock	$0.01	50,000,000	3,461,341	No votes.[2]
Total		400,000,000	17,240,949
[1] Each of the shares of common stock have equal economic rights.
[2] Each share converts into one share of Class A common stock upon transfer or at the option of the holder, subject to certain conditions, including compliance with FCC rules.

The foregoing share totals include 93,181 shares of restricted Class A common stock, subject to vesting terms, but excludes 5,808,189 of Class A common stock and 3,670,509 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $4.79 and $10.08 per share. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

Dividend Rights

Each holder of shares of our common stock will be entitled to receive equally, on a per share basis, such dividends and other distributions in cash, securities or other property of the Company as may be declared thereon by our Board of Directors from time to time out of assets or funds of the Company legally available therefor; provided, however, that in the event that such dividend is paid in the form of shares of common stock or rights to acquire common stock, the holders of Class A common stock shall receive Class A common stock or rights to acquire Class A common stock, as the case may be, the holders of Class B common stock shall receive Class B common stock or rights to acquire Class B common stock, as the case may be, and the holders of Class C common stock shall receive Class C common stock or rights to acquire Class C common stock, as the case may be. Following the economic circumstances and uncertainty created by the COVID-19 pandemic, our board of directors determined to cease payment of quarterly cash dividends. On March 6, 2023, the Board of Directors approved a quarterly dividend of $0.1875 per share for holders of record as of March 27, 2023. The estimated $3.3 million dividend will be paid on May 1, 2023. Any future determination to pay dividends will be at the discretion of our board of directors.

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

Equal Status

Except as expressly provided in our certificate of incorporation, the Class A common stock, Class B common stock and Class C common stock shall have the same rights and privileges and rank equally, share ratably and be identical in all respects as to all matters. Without limiting the generality of the foregoing, (i) in the event of a merger or consolidation requiring the approval of the holders of the Company’s common stock entitled to vote thereon (whether or not the Company is the surviving entity), the holders of each class of common stock have the right to receive, or the right to elect to receive, the same form and amount of consideration, if any, as the holders of each other class of common stock on a per share basis, and (ii) in the event of (x) any tender or exchange offer to acquire any shares of common stock by any third party pursuant to an agreement to which the Company is a party or (y) any tender or exchange offer by the Company to acquire any shares of common stock, pursuant to the terms of the applicable tender or exchange offer, the holders of each class of common stock shall have the right to receive, or the right to elect to receive, the same form and amount of consideration on a per share basis as the holders of each other class of common stock, provided that if the consideration to be received by the holders of common stock in connection with any such transaction is in the form of shares of stock of the surviving or resulting corporation (or any parent corporation), such shares received by the holders of Class A common stock, Class B common stock or Class C common stock may have varying voting powers or other rights as are equivalent to those of the Class A common stock, Class B common stock and Class C common stock, respectively.

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

Employee Stock Purchase Plan

In September 2021, the Company’s board of directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Plan constitutes a sub-plan under the Townsquare Media, Inc. 2014 Omnibus Incentive Plan. Under the ESPP, eligible employees may authorize payroll deductions of at least 3% but no more than 15% of their current compensation of each payday during six months offering periods which commence on January 1 and July 1. Contributions are subject to an annual limitation of $25,000, and are used to purchase shares of Class A common stock at 90% of the fair market value of the Class A common stock on either the first or last day of an offering period, whichever is lower. The total number of shares purchased during each offering period may not exceed 2,000 shares per eligible participant and the total aggregate discount price for any calendar year may not exceed an annual limitation of $600,000. The first offering period for the ESPP commenced on January 1, 2022. As of December 31, 2022, the total amount of common stock issued under the ESPP totaled 102,224 shares.

Stock Repurchase Plan

On December 16, 2021, the Board of Directors approved a stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a thirty-six month period. Repurchases of common stock under the repurchase plan may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. As of December 31, 2022, a total of 25,623 shares were repurchased under the 2021 Stock repurchase Plan.

Stock Repurchase Agreement

On January 24, 2021, the Company entered into a stock repurchase agreement with certain affiliates of Oaktree to repurchase 606,484 shares of the Company’s Class A common stock, 2,151,373 shares of the Company’s Class B common stock, and 7,242,143 warrants to purchase Class A Common Stock. On March 9, 2021, the repurchase was consummated and the Company elected to repurchase all of the outstanding securities held by Oaktree, including 1,595,224 shares of Class A Common Stock, 2,151,373 shares of Class B Common Stock and 8,814,980 warrants for an aggregate purchase price of $80.4 million, or $6.40 per security.

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

The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 27,000,000 shares. As of December 31, 2022, 15,208,437 shares were available for grant.

Stock Option Activity

During the year ended December 31, 2022, eligible option holders tendered 116,601 options to purchase 116,601 shares of Townsquare common stock.

During the year ended December 31, 2022, the Company granted 681,951 options with grant date fair values of $3.24 to $3.35, each with a ten-year term. The options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a period of 20 consecutive trading days from the grant date and continued employment through each vesting date, as observed over a five-year period, summarized as follows:

VWAP	Number of Shares that Vest
$9.59	138,462
$11.59	134,730
$13.59	134,329
$15.59	135,542
$17.59	138,888

No portion of the grant will vest unless the VWAP targets are achieved during the five-year period. The Company also granted 582,901 options with a grant date fair value of $3.97. The options have a three year vesting period with a ten-year term.

During the year ended December 31, 2021, the Company granted 45,000 options with grant date fair values of $4.94. The option grants have a four year vesting period of 25% each year with a ten-year term.

The grant date fair value of the stock options with service conditions is estimated using the Black-Scholes option pricing model, while the Monte Carlo option pricing model is applied for grants with market conditions. Each model requires an estimate of the expected term of the option, the expected volatility of the Company’s common stock price, dividend yield and the risk-free interest rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted:

	Monte Carlo Model	Black-Scholes Model	Black-Scholes Model
	2022	2022	2021
Expected volatility	50.0%	50.0%	50.0%
Expected term	6.67 years	6.01 years	6.25 years
Risk free interest rate	3.94%	4.09%	1.32%
Expected dividend yield	0.0%	0.0%	0.0%

For options only containing service conditions, the expected term was calculated using the simplified method, defined as the midpoint between the vesting period and the contractual term of each award, due to the lack of sufficient historical exercise data. For options with market-based conditions, the expected term was estimated based on when the options are expected to be exercised. The expected volatility was based on market conditions of the Company and comparable companies. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. The expected dividend yield of 0% was because our board of directors had determined to cease payment of quarterly cash dividends following the payment of our first quarter dividend of $2.1 million on May 15, 2020.

The following table summarizes option activity for the year ended December 31, 2022:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	8,376,810	$7.82	5.01	$46,128
Granted - service conditions	582,901	7.59
Granted - market conditions	681,951	7.59
Exercised	(116,601)	6.77		629
Forfeited and expired	(46,363)	8.28
Outstanding at December 31, 2022	9,478,698	$7.80	4.62	$2,798
Exercisable at December 31, 2022	7,118,549	$8.03	3.19	$1,934

The maximum contractual term of stock options is 10 years.

Restricted Stock Activity

The following table summarizes restricted stock activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2022	151,725	$6.78
Shares granted	197,456	11.92
Shares vested	(256,000)	9.71
Non-vested balance at December 31, 2022	93,181	$9.63

The fair value of the restricted stock is equal to the closing share price on the date of grant. The vesting term of shares of restricted stock vary from 1 to 4 years.

For the years ended December 31, 2022 and 2021, the Company recognized $3.8 million and $3.7 million, respectively, of stock-based compensation expense with respect to options, shares of restricted stock granted, and the ESPP. As of December 31, 2022, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $7.2 million and $0.2 million, respectively, and is expected to be recognized over a weighted average period of 2.1 and 1.4 years, respectively.

Note 12. Net Income Per Common Share

Net Income Per Common Share

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

The calculation of basic and diluted EPS for the years ended December 31, 2022 and 2021, was as follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net income	$14,390	$18,784
Net income from non-controlling interest	$2,053	$2,048
Net income attributable to controlling interest	$12,337	$16,736

Denominator:
Weighted average shares of common stock outstanding	16,991	16,836
Weighted average shares of participating securities outstanding	—	1,747
Total weighted average basic shares outstanding	16,991	18,583
Effect of dilutive common stock equivalents	1,213	2,658
Weighted average diluted common shares outstanding	18,204	21,241

Basic income per share:
Attributable to common shares	$0.73	$0.90
Attributable to participating shares (1)	$—	$0.90

Diluted income per share:	$0.68	$0.79
(1) On March 9, 2021, the Company repurchased 8,814,980 warrants outstanding from Oaktree, on August 16, 2021, a warrant holder exercised 152,074 warrants, and on December 14, 2021, a warrant holder exercised 10,622 warrants, each as more fully discussed in Note 11, Stockholders' Equity. As of December 31, 2022, there are no warrants outstanding. Income (loss) attributable to participating shares and diluted income (loss) per share for 2022 was calculated utilizing the weighted-average method.

The Company had the following dilutive securities that were not included in the computations of diluted net income per share as they were considered anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021
Stock options	182	31
Stock options with unsatisfied market conditions	161	—
Restricted Stock	8	—

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

The following table presents the Company's reportable segment information for the year ended December 31, 2022 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate	Total
Net revenue	$90,402	$140,433	$223,801	$8,441	$—	$463,077
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	64,282	97,667	155,349	7,633	—	324,931
Depreciation and amortization	1,240	516	13,818	153	3,317	19,044
Corporate expenses	—	—	—	—	24,428	24,428
Stock-based compensation	521	60	413	9	2,794	3,797
Transaction and business realignment costs(1)	—	—	—	25	4,423	4,448
Impairment of long-lived assets, intangible assets and investments	—	—	26,933	120	4,061	31,114
Net gain on sale and retirement of assets	—	—	(219)	—	(56)	(275)
Operating income (loss)	$24,359	$42,190	$27,507	$501	$(38,967)	$55,590

(1) Includes integration costs of $1.3 million related to the acquisition of Cherry Creek. These costs were predominantly for travel and compensation.

The following table presents the Company's reportable segment information for the year ended December 31, 2021, (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate	Total
Net revenue	$81,792	$116,874	$215,519	$3,772	$—	$417,957
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	57,374	79,906	147,352	3,670	—	288,302
Depreciation and amortization	986	489	12,971	167	4,485	19,098
Corporate expenses	—	—	—	—	24,542	24,542
Stock-based compensation	540	53	318	14	2,793	3,718
Transaction and business realignment costs	—	—	—	30	5,275	5,305
Impairment of long-lived assets, intangible assets and investments	—	—	1,818	95	—	1,913
Net loss on sale and retirement of assets	—	—	601	—	—	601
Operating income (loss)	$22,892	$36,426	$52,459	$(204)	$(37,095)	$74,478

SCHEDULE II
TOWNSQUARE MEDIA, INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for doubtful accounts
2022	$6,743	$3,015	$(3,812)	$5,946
2021	$7,051	$3,921	$(4,229)	$6,743

S-1