Form 10-Q
period 2023-03-31
Townsquare Media, Inc.
filed 2023-05-10
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 5, 2023, the registrant had 17,500,644 outstanding shares of common stock consisting of: (i) 13,224,007 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 3,461,341 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$41,768	$43,417
Accounts receivable, net of allowance of $5,469 and $5,946, respectively	55,288	61,234
Prepaid expenses and other current assets	12,476	16,037
Total current assets	109,532	120,688
Property and equipment, net	111,873	113,846
Intangible assets, net	264,629	276,838
Goodwill	161,481	161,385
Investments	18,971	19,106
Operating lease right-of-use assets	50,032	50,962
Other assets	1,038	1,197
Restricted cash	497	496
Total assets	$718,053	$744,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,035	$4,127
Deferred revenue	11,933	10,669
Accrued compensation and benefits	8,335	14,831
Accrued expenses and other current liabilities	24,464	17,876
Operating lease liabilities, current	8,932	9,008
Accrued interest	5,945	15,203
Total current liabilities	63,644	71,714
Long-term debt, net of deferred finance costs of $5,761 and $6,324, respectively	512,844	524,442
Deferred tax liability	16,982	18,748
Operating lease liability, net of current portion	44,214	45,107
Other long-term liabilities	14,341	15,428
Total liabilities	652,025	675,439
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 13,117,307 and 12,964,312 shares issued and outstanding, respectively	131	130
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 3,461,341 and 3,461,341 shares issued and outstanding, respectively	35	35
Total common stock	174	173
Additional paid-in capital	311,877	309,645
Accumulated deficit	(250,062)	(244,298)
Non-controlling interest	4,039	3,559
Total stockholders’ equity	66,028	69,079
Total liabilities and stockholders’ equity	$718,053	$744,518

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue	$103,110	$100,242

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	78,324	73,763
Depreciation and amortization	4,944	4,765
Corporate expenses	5,345	4,409
Stock-based compensation	1,772	869
Transaction and business realignment costs	292	452
Impairment of intangible and long-lived assets	8,487	478
Net gain on sale and retirement of assets	(292)	(308)
Total operating costs and expenses	98,872	84,428
Operating income	4,238	15,814
Other expense (income):
Interest expense, net	9,558	10,027
Gain on repurchases of debt	(775)	—
Other (income) expense, net	(1,026)	1,588
(Loss) income from operations before tax	(3,519)	4,199
Income tax (benefit) provision	(1,578)	1,458
Net (loss) income	$(1,941)	$2,741

Net (loss) income attributable to:
Controlling interests	$(2,421)	$2,224
Non-controlling interests	$480	$517

Basic (loss) income per share	$(0.14)	$0.13

Diluted (loss) income per share	$(0.14)	$0.11

Weighted average shares outstanding:
Basic	17,204	16,796
Diluted	17,204	19,509

Cash dividend declared per share	$0.1875	$—

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2023	12,964,312	815,296	3,461,341	$173	$309,645	$(244,298)	$3,559	$69,079
Net (loss) income	—	—	—	—	—	(2,421)	480	(1,941)
Dividends declared	—	—	—	—	—	(3,343)	—	(3,343)
Stock-based compensation	—	—	—	—	1,772	—	—	1,772
Common stock issued under exercise of stock options	5,000	—	—	—	31	—	—	31
ESPP shares issued	65,732	—	—	—	430	—	—	430
Issuance of restricted stock	82,263	—	—	1	(1)	—	—	—
Balance at March 31, 2023	13,117,307	815,296	3,461,341	$174	$311,877	$(250,062)	$4,039	$66,028

	Shares of Common Stock
	Class A	Class B	Class C
	Shares	Shares	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2022	12,573,654	815,296	3,461,341	$169	$302,724	$(256,635)	$3,326	$49,584
Net income	—	—	—	—	—	2,224	517	2,741
Stock-based compensation	—	—	—	—	869	—	—	869
Common stock issued under exercise of stock options	94,422	—	—	1	646	—	—	647
Issuance of restricted stock (1)	191,456	—	—	2	1,807	—	—	1,809
Balance at March 31, 2022	12,859,532	815,296	3,461,341	$172	$306,046	$(254,411)	$3,843	$55,650
(1) Includes 150,000 shares issued in the form of stock awards that vested immediately.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(1,941)	$2,741
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,944	4,765
Amortization of deferred financing costs	425	418
Non-cash lease expense (income)	41	(155)
Net deferred taxes and other	(1,766)	1,284
Provision (benefit) for doubtful accounts	1,323	(287)
Stock-based compensation expense	1,772	869
Gain on repurchases of debt	(775)	—
Trade activity, net	(454)	(654)
Impairment of intangible and long-lived assets	8,487	478
Realized gain on sale of digital assets	(839)	—
Unrealized loss on investment	134	1,508
Content rights acquired	70	(9,635)
Amortization of content rights	1,200	803
Change in content rights liabilities	258	9,635
Other	(625)	(311)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,058	7,049
Prepaid expenses and other assets	4,465	735
Accounts payable	(22)	2,861
Accrued expenses	(3,134)	(4,056)
Accrued interest	(9,258)	(9,453)
Other long-term liabilities	(8)	(29)
Net cash provided by operating activities	9,355	8,566

Cash flows from investing activities:
Payment for acquisition	—	(1,650)
Purchase of property and equipment	(3,639)	(2,765)
Purchase of digital assets	—	(4,997)
Proceeds from sale of digital assets	2,975	—
Proceeds from insurance recoveries	—	11
Proceeds from sale of assets and investment related transactions	493	593
Net cash used in investing activities	(171)	(8,808)

Cash flows from financing activities:
Repurchases of 2026 Notes	(11,248)	—
Proceeds from stock options exercised	31	647
Withholdings for shares issued under the ESPP	430	—
Repayments of capitalized obligations	(45)	(24)
Net cash (used in) provided by financing activities	(10,832)	623

Cash and cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,648)	381
Beginning of period	43,913	50,999
End of period	$42,265	$51,380

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$18,728	$18,909
Income taxes	4	48

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,343	$—
Investments acquired in exchange for advertising (1)	—	250
Property and equipment acquired in exchange for advertising (1)	98	211
Accrued capital expenditures	89	384

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$3,029	$2,546
Right-of-use assets obtained in exchange for operating lease obligations	1,309	1,177

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$41,768	$50,886
Restricted cash	497	494
	$42,265	$51,380
(1) Represents total advertising services provided by the Company in exchange for property and equipment and equity interests acquired during each of the three months ended March 31, 2023 and 2022, respectively.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 30,400 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 356 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

Current economic challenges, including high and sustained inflation, rising interest rates, and supply chain disruptions have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising cancellations, declines in the purchase of new advertising by our clients and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

The extent of the impact of current economic conditions will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence (including effects on advertising activity, consumer discretionary spending and our employees in the markets in which we operate).

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2022 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three months ended March 31, 2023, cash flows for the three months ended March 31, 2023, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2023. The Consolidated Balance Sheet as of December 31, 2022 is derived from the audited Consolidated Financial Statements at that date.

The presentation of $0.1 million of broadcast and digital advertising revenue previously reported in the Other category for the three months ended March 31, 2022 has been reclassified to conform with the current period's presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its significant estimates, including those related to assumptions used in determining the fair value of assets and liabilities acquired in a business combination, impairment testing of intangible assets, valuation and impairment testing of long-lived tangible assets and investments, the present value of leasing arrangements, share-based payment expense and the calculation of allowance for credit losses and income taxes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Actual amounts and results may differ materially from these estimates under different assumptions or conditions.

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies since December 31, 2022. For the Company's detailed accounting policies please refer to the Consolidated Financial Statements and related notes thereto included in the Company's 2022 Annual Report on Form 10-K.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument's contractual life. The new guidance became effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years.

The Company adopted the new guidance in the first quarter of 2023. In accordance with the guidance described above, the Company maintains an allowance for credit losses, which represents the portion of accounts receivable that is not expected to be collected over the duration of its contractual life. Credit losses are recorded when the Company believes a customer, or group of customers, may not be able to meet their financial obligations. A considerable amount of judgment is required in determining expected credit losses. Relevant factors include prior collection history with customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and the consideration of forecasts of future economic conditions. Allowances for credit losses are based on facts available and are re-evaluated and adjusted on a regular basis. Negative macroeconomic trends could result in an increase in credit losses if delays in the payment of outstanding receivables are observed or if future economic conditions differ from those considered in our forecasts. The adoption of this standard did not have a significant impact on the Consolidated Financial Statements.

The change in the allowance for credit losses for the three months ended March 31, 2023 was as follows (in thousands):

Balance at December 31, 2022	$5,946
Provision for credit losses	1,323
Amounts written off against allowance	(1,800)
Balance at March 31, 2023	$5,469

Recently Issued Standards That Have Not Yet Been Adopted

There were no new accounting pronouncements issued during the three months ended March 31, 2023 that are expected to have a material impact on the Consolidated Financial Statements.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$21,561	$33,692	$45,725	$1,919	$102,897
Political	—	15	198	—	213
Net Revenue	$21,561	$33,707	$45,923	$1,919	$103,110

	Three Months Ended March 31, 2022
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$21,850	$29,172	$47,840	$948	$99,810
Political	—	46	386	—	432
Net Revenue	$21,850	$29,218	$48,226	$948	$100,242

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

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2023	December 31, 2022
Accounts Receivable	$55,288	$61,234
Short-term contract liabilities (deferred revenue)	$11,933	$10,669
Contract Acquisition Costs	$6,489	$6,348

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of March 31, 2023, and December 31, 2022, the balance in the contract liabilities was $11.9 million and $10.7 million, respectively. The increase in the contract liabilities balance at March 31, 2023 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $7.3 million of recognized revenue for the three months ended March 31, 2023. For the three months ended March 31, 2022, we recognized $6.4 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three months ended March 31, 2023.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of March 31, 2023 and December 31, 2022, we had a balance of $6.5 million and $6.3 million, respectively, in capitalized contract acquisition costs and recognized $1.6 million and $1.2 million of amortization for the three months ended March 31, 2023 and 2022, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three months ended March 31, 2023 and 2022.

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

Note 4. Acquisitions and Divestitures

Acquisitions and Divestitures

On June 17, 2022, the Company acquired Cherry Creek Broadcasting LLC (“Cherry Creek”) for a cash purchase price of $18.5 million, net of closing adjustments. The purchase price was in excess of the fair value of net assets acquired, resulting in the recognition of goodwill. The Company finalized the allocation of the purchase price for Cherry Creek during the three months ended March 31, 2023. The table below summarizes the Cherry Creek purchase price allocation. The measurement period adjustments below reflect changes from the preliminary purchase acquisition date fair values of major classes of net assets acquired (in thousands):

	Amounts recognized at June 17, 2022 (Provisional)	Measurement Period Adjustments	Amounts recognized at March 31, 2023 (Adjusted)
Net tangible assets acquired	$1,366	$4,694	$6,060
Intangible assets, net	8,676	187	8,863
Goodwill	8,377	(4,843)	3,534
Total Purchase Price	$18,419	$38	$18,457

The intangible assets acquired based on the estimate of the fair values of the identifiable intangible assets are as follows:

	Amounts recognized at March 31, 2023	Remaining Useful Life at June 17, 2022 (in years)
Customer relationships	$5,007	10
FCC licenses	2,889	Indefinite
Content Rights	642	7
Other intangibles	325	3
Total Acquired Intangible Assets	$8,863

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

Goodwill totaling $3.5 million represents the excess of the Cherry Creek purchase price over the fair value of net assets acquired, representing future economic benefits that are expected to be achieved as a result of the acquisition, and is included in the Broadcast Advertising and Digital Advertising segments. The Company believes the acquisition of Cherry Creek, which includes a portfolio of local media brands, will further its goal of becoming the number one local media company in markets outside of the Top 50 in the United States. In addition, the acquisition provides an opportunity to bring our digital assets and solutions to the Cherry Creek markets and accelerate their digital growth with our Digital First strategy.

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

During the three months ended March 31, 2023, the Company sold assets associated with a radio broadcast station in Texarkana, TX for an immaterial amount.

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Land and improvements	$19,261	$19,966
Buildings and leasehold improvements	57,867	57,386
Broadcast equipment	108,623	108,057
Computer and office equipment	24,488	24,211
Furniture and fixtures	22,951	22,968
Transportation equipment	20,409	20,703
Software development costs	40,869	39,489
Total property and equipment, gross	294,468	292,780
Less accumulated depreciation and amortization	(182,595)	(178,934)
Total property and equipment, net	$111,873	$113,846

Depreciation and amortization expense for property and equipment was $4.3 million and $4.5 million for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, the Company recognized $0.3 million in impairment charges related to certain long-lived assets expected to be sold for immaterial amounts in 5 local markets. During the three months ended March 31, 2022 the Company sold land in Bismarck, ND, recognizing a $0.3 million gain on sale.

The Company had no material right of use assets related to its finance leases as of March 31, 2023 and December 31, 2022.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in forecasted traditional broadcast revenue in the markets in which we operate and increases in the weighted average cost of capital, the Company quantitatively evaluated the fair value of its FCC licenses at March 31, 2023.

The key assumptions used in applying the direct valuation method are summarized as follows:

	March 31, 2023
Discount Rate	12.2%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	21.7%	75.0%
Operating Profit Margin	20.0%	47.0%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of interim impairment assessments of our FCC licenses, as of March 31, 2023 we incurred impairment charges of $8.2 million for FCC licenses in 15 of our 74 local markets for the three months ended March 31, 2023. The impairment charges were primarily driven by decreases in forecasted broadcast revenues and increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital. The Company recorded no impairment charges on its FCC licenses for the three months ended March 31, 2022.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 50-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $21.7 million which would have resulted in an additional impairment charge of $4.3 million as of March 31, 2023. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $26.7 million which would have resulted in a further impairment charge of $9.6 million as of March 31, 2023. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Goodwill

For goodwill impairment testing, the Company has selected December 31st as the annual testing date. In addition to the annual impairment test, the Company regularly assesses whether a triggering event has occurred, which would require interim impairment testing. As of December 31, 2022, the fair values of our Local Markets, National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 18%, 243%, 90%, 211%, 252%, and 19%, respectively. The Amped reporting unit had no goodwill as of December 31, 2022.

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2022 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of March 31, 2023.

The following table presents changes in goodwill by segment during the three months ended March 31, 2023:

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Balance at December 31, 2022	$77,000	$77,687	$2,715	$3,983	$161,385
Cherry Creek measurement period adjustment	—	—	96	—	96
Balance at March 31, 2023	$77,000	$77,687	$2,811	$3,983	$161,481

Digital Assets

During the first quarter of 2022, the Company invested an aggregate of $5.0 million in digital assets. They were accounted for as indefinite-lived intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, included as a component of intangible assets, net on the Consolidated Balance Sheet. Any decrease in the digital assets' fair values below our carrying values at any time subsequent to acquisition was recognized as an impairment charge. No upward revisions for any market price increases were recognized.

In early March 2023, the Company sold its digital assets with a carrying value of $2.1 million, recognizing a gain on the sale of $0.8 million during the three months ended March 31, 2023, included as a component of Other (income) expense, net on the Consolidated Statements of Operations. During the three months ended March 31, 2022, the Company recorded $0.4 million in impairment losses due to changes in the fair value of the Company's digital assets observed during the period.

Definite-lived intangible assets

The Company’s definite-lived intangible assets were acquired primarily in various acquisitions as well as in connection with the acquisition of software and music licenses.

The following tables present details of our intangible assets as of March 31, 2023 and December 31, 2022, respectively (in thousands):

	March 31, 2023
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$243,908	$—	$243,908
Content rights and other intangible assets	1 - 10	37,186	(16,465)	20,721
Total		$281,094	$(16,465)	$264,629

	December 31, 2022
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$252,110	$—	$252,110
Digital assets	Indefinite	2,136	—	$2,136
Content rights and other intangible assets	1 - 10	37,092	(14,500)	22,592
Total		$291,338	$(14,500)	$276,838

Amortization of definite-lived intangible assets was $1.8 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2023 is as follows (in thousands):

2023 (remainder)	$5,324
2024	6,017
2025	2,304
2026	2,108
2027	1,978
Thereafter	2,990
$20,721

Note 7. Investments

Long-term investments consist of minority holdings in various companies. As management does not exercise significant influence over operating and financial policies of the investees, the investments are not consolidated or accounted for under the equity method of accounting. The initial valuation of equity securities is based upon an estimate of market value at the time of investment, or upon a combination of valuation analyses using both observable and unobservable inputs categorized as Level 2 and Level 3 within the ASC 820 framework.

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

Equity securities measured at cost minus impairment

During the three months ended March 31, 2023 and 2022, there were no impairment charges or observable price changes in orderly transactions for the Company's investees.

In April of 2023, one of the Company's investments was acquired as a result of a private transaction. The Company will recognize a $4.8 million gain upon the effective date of the transaction, based on total cash consideration received.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. Based on the market price of the investee's common stock as of March 31, 2023, the fair value of the Company's investment in the common stock of the investee was approximately $1.1 million. As a result, the Company recorded an unrealized loss of $0.1 million during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company recorded an unrealized loss of $1.5 million as a result of changes in the fair value of the investee's common stock during the period.

Unrealized gains and losses are included as a component of other expense (income) on the Unaudited Consolidated Financial Statements. The market price of the investee's common stock is categorized as Level 1 within the ASC 820 framework.

Note 8. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
2026 Notes	$518,605	$530,766
Deferred financing costs	(5,761)	(6,324)
Total long-term debt	$512,844	$524,442

During the three months ended March 31, 2023, the Company voluntarily repurchased an aggregate $12.2 million principal amount of its 2026 Notes below par, plus accrued interest. The Company wrote-off approximately $0.1 million of unamortized deferred financing costs, recognizing a total net gain of $0.8 million in connection with the voluntary repurchases of its 2026 Notes. The repurchased notes were canceled by the Company.

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of March 31, 2023.

As of March 31, 2023, based on available market information, the estimated fair value of the 2026 Notes was $481.0 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of March 31, 2023 are as follows (in thousands):

2023 (remainder)	$—
2024	—
2025	—
2026	518,605
2027	—
Thereafter	—
$518,605

Note 9. Income Taxes

The Company's effective tax rate for the three months ended March 31, 2023 and 2022 was approximately 44.8% and 34.7%, respectively. The increase in the effective tax rate for the three months ended March 31, 2023 is primarily driven by certain non-deductible expenses and increases in the valuation allowance for deferred tax assets.

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

Note 10. Stockholders' Equity

Stock Options

During the three months ended March 31, 2023, the Company granted 217,547 and 750,000 options with grant date fair values of $2.47 to $3.07 and $2.05 to $2.14, respectively. The options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

VWAP over the last 20 trading days of the three-year performance period		VWAP over 30 consecutive trading days of the seven-year performance period
VWAP	Number of Shares that Vest	VWAP	Number of Shares that Vest
$8.74	65,147	$11.00	250,000
$10.75	71,429	$14.00	250,000
$13.05	80,971	$17.00	250,000
	217,547		750,000

No portion of the grants will vest unless the VWAP targets are achieved during the respective performance periods.

The Company also granted 168,067 and 1,343,000 options with grant date fair values of $3.99 and $3.97, respectively. The options have three-year and four-year vesting periods, respectively, each with ten-year terms.

The grant date fair value of stock options with market conditions is estimated using the Monte Carlo option pricing model, while stock options containing only service conditions is estimated using the Black-Scholes option pricing model. Each model requires an estimate of the expected term of the option, the expected volatility of the Company’s common stock price, dividend yield and the risk-free interest rate. The below table summarizes the assumptions used to estimate the fair value of the equity options granted:

	Monte Carlo Model	Black-Scholes Model
Expected volatility	50.0%	51% - 52%
Expected term	5 - 7 years	6.01 - 6.38 years
Risk free interest rate	3.43% - 3.74%	3.42% - 4.02%
Expected dividend yield	0% - 9.15%	0.0%

For options only containing service conditions, the expected term was calculated using the simplified method, defined as the midpoint between the vesting period and the contractual term of each award, due to the lack of sufficient and meaningful historical exercise data. For options with market-based conditions, the expected term was estimated based on when the options are expected to be exercised. The expected volatility was based on market conditions of the Company. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the expected term of the option. We previously paid a quarterly dividend of $0.075 per share starting in 2018 which was ceased in 2020 as a result of uncertainty created by the COVID-19 pandemic. On March 6, 2023, the board of directors approved a quarterly dividend of $0.1875 per share for holders of record as of March 27, 2023. Thus, for options with grant dates prior to March 6, 2023, the expected dividend yield was 0%.

The following table summarizes option activity for the three months ended March 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,478,698	$7.80	4.62	$2,798
Granted - service conditions	1,511,067	7.30
Granted - market conditions	967,547	7.93
Exercised	(5,000)	6.25		7
Forfeited and expired	(3,257)	9.63
Outstanding at March 31, 2023	11,949,055	$7.75	5.34	$6,990
Exercisable at March 31, 2023	7,110,292	$8.03	2.95	$3,657

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the three months ended March 31, 2023, the Company granted 68,876 shares to non-employee directors with a vesting period of one year, and 13,387 shares with a vesting period of three years. The grant date fair value of the grants were $7.55 and $7.47 per share, respectively. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2023	93,181	9.63
Shares granted	82,263	7.54
Shares vested	(62,979)	9.52
Non-vested balance at March 31, 2023	112,465	8.16

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2023	—	$—
Shares granted - service conditions	218,543	7.55
Shares granted - market conditions	218,543	4.21
Shares vested	—	—
Non-vested balance at March 31, 2023	437,086	5.88

During the three months ended March 31, 2023, the Company granted 218,543 stock units with a vesting period of three years and a grant date fair value of $7.55 per share. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

During the three months ended March 31, 2023, the Company granted 218,543 restricted stock units with a vesting period of three-years and grant date fair values of $3.51 to $4.91. The stock units contain market conditions whereby the stock units will vest subject to the achievement of a specified volume weighted average trading price ("VWAP"), subject to continued employment or service through the end of the performance period as observed and summarized below:

VWAP over the last 20 trading days of the three-year performance period
VWAP	Number of Shares that Vest
$8.74	72,840
$10.75	72,840
$13.05	72,863

The grant date fair value of the restricted stock units with market conditions is estimated using the Monte Carlo option pricing model. The below table summarizes the assumptions used to estimate the fair value of the restricted stock units granted:

Monte Carlo Model
Expected volatility	50.0%
Risk free interest rate	3.72%
Expected dividend yield	0.0%

The expected volatility was based on market conditions of the Company. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the vesting period of the restricted stock units.

Employee Stock Purchase Plan

During the three months ended March 31, 2023, a total of 65,732 shares of Class A common stock were issued under the 2021 Employee Stock Purchase Plan (the "ESPP").

For the three months ended March 31, 2023 and 2022, the Company recognized approximately $1.8 million and $0.9 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP. As of March 31, 2023, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $14.0 million and $3.0 million, respectively, and is expected to be recognized over a weighted average period of 2.7 and 2.5 years respectively.

Dividends Declared

In May of 2023 the board of directors approved a dividend of $0.1875 per share. The dividend will be paid to holders of record as of June 30, 2023 on August 1, 2023.

Note 11. Net (Loss) Income Per Share

Basic earnings per common share (“EPS”) is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted EPS is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents. Stock-based compensation awards that are out-of-the-money and stock options and restricted stock units in which the market-based performance criteria have not been met as of the end of the respective reporting period are omitted from the calculation of Diluted EPS.

The following table sets forth the computations of basic and diluted net (loss) income per share for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022

Numerator:
Net (loss) income	$(1,941)	$2,741
Net income from non-controlling interest	480	517
Net (loss) income attributable to controlling interest	$(2,421)	$2,224

Denominator:
Weighted average shares of common stock outstanding	17,204	16,796
Effect of dilutive common stock equivalents	—	2,713
Weighted average diluted common shares outstanding	17,204	19,509

Basic (loss) income per share	$(0.14)	$0.13

Diluted (loss) income per share	$(0.14)	$0.11

The Company had the following dilutive securities that were not included in the computation of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Stock options	9,586	45
Stock options with unsatisfied market conditions	1,008	—
Restricted stock units	177	—
Restricted stock units with unsatisfied market conditions	177	—
Restricted stock awards	121	—
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	49	78

Note 12. Segment Reporting

Operating segments are organized internally by type of products and services provided. Based on the information reviewed by the Company's CEO in his capacity as Chief Operating Decision Maker ("CODM"), the Company has identified three segments: Subscription Digital Marketing Solutions, Digital Advertising and Broadcast Advertising. The remainder of our business is reported in the Other category.

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

The Company's management evaluates segment operating income (loss), which excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, and primarily includes expenses related to corporate stewardship and administration activities, transaction related costs and non-cash impairment charges.

The following tables present the Company's reportable segment results for the three months ended March 31, 2023 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$21,561	$33,707	$45,923	$1,919	$—	$103,110
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	15,962	23,613	37,365	1,384	—	78,324
Depreciation and amortization	328	164	3,600	36	816	4,944
Corporate expenses	—	—	—	—	5,345	5,345
Stock-based compensation	128	45	164	2	1,433	1,772
Transaction and business realignment costs	—	—	193	11	88	292
Impairment of intangible and long-lived assets	—	—	8,487	—	—	8,487
Net gain on sale and retirement of assets	—	—	(292)	—	—	(292)
Operating income (loss)	$5,143	$9,885	$(3,594)	$486	$(7,682)	$4,238

The following table presents the Company's reportable segment results for the three months ended March 31, 2022 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$21,850	$29,218	$48,226	$948	$—	$100,242
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	15,476	21,007	36,442	838	—	73,763
Depreciation and amortization	277	65	3,145	38	1,240	4,765
Corporate expenses	—	—	—	—	4,409	4,409
Stock-based compensation	132	15	87	3	632	869
Transaction and business realignment costs	—	—	—	6	446	452
Impairment of intangible and long-lived assets	—	—	7	120	351	478
Net gain on sale and retirement of assets	—	—	(272)	—	(36)	(308)
Operating income (loss)	$5,965	$8,131	$8,817	$(57)	$(7,042)	$15,814

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

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States, or in the specific markets in which we currently do business including supply chain disruptions, inflation, labor shortages and the effect on advertising activity, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our ability to develop and maintain digital technologies and hire and retain technical and sales talent, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2022 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. The forward-looking statements included in this report are made only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Format of Presentation

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the United States. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management as well as other monthly digital services for approximately 30,400 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 356 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

Broadcast Advertising

Our Broadcast Advertising segment includes our portfolio of 356 local terrestrial radio stations. Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations to local, regional and national spot advertisers, and national network advertisers. We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Given the stability of radio’s audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our local markets outside the top 50 markets in the U.S.

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

Macroeconomic Indicators

Current economic challenges, including high and sustained inflation, rising interest rates, and supply chain disruptions have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising cancellations, declines in the purchase of new advertising by our clients and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

The extent of the impact of current economic conditions will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence (including effects on advertising activity, consumer discretionary spending and our employees in the markets in which we operate).

OVERVIEW OF OUR PERFORMANCE

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended March 31, 2023 as compared to the same period in 2022 are summarized below:

•Net revenue increased $2.9 million, or 2.9%, primarily driven by a $4.5 million increase in our Digital Advertising net revenue, offset by $2.3 million decrease in our Broadcast Advertising net revenue.

•Operating income decreased $11.6 million, or 73.2%, for the three months ended March 31, 2023. Operating income decreased $14.4 million, or 17.1%, due to an increases in operating expenses due to $8.2 million in non-cash impairment charges to our FCC licenses and a $4.6 million increase in direct operating expenses, primarily to support the growth of our digital segments. The increases in operating expenses were partially offset by a $2.9 million increase in net revenue.

•The Digital Advertising segment reported operating income of $9.9 million for the three months ended March 31, 2023, which represents an increase of $1.8 million, as compared to operating income of $8.1 million for the same period in 2022. The increase is primarily due to an increase in net revenue of $4.5 million, partially offset by an increase of $2.6 million in direct operating expenses. Subscription Digital Marketing Solutions reported operating income of $5.1 million, a decrease of $0.8 million from the three months ended March 31, 2022. Broadcast Advertising reported an operating loss of $3.6 million, as compared to operating income of $8.8 million for the three months ended March 31, 2022. The decrease of $12.4 million, is primarily due to the non-cash impairment charges to our FCC licenses of $8.2 million and a decrease in net revenue of $2.3 million.

Consolidated Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended March 31,
Statement of Operations Data:	2023	2022	$ Change	% Change
Net revenue	$103,110	$100,242	$2,868	2.9%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	78,324	73,763	4,561	6.2%
Depreciation and amortization	4,944	4,765	179	3.8%
Corporate expenses	5,345	4,409	936	21.2%
Stock-based compensation	1,772	869	903	103.9%
Transaction and business realignment costs	292	452	(160)	(35.4)%
Impairment of intangible and long-lived assets	8,487	478	8,009	**
Net gain on sale and retirement of assets	(292)	(308)	16	(5.2)%
Total operating costs and expenses	98,872	84,428	14,444	17.1%
Operating income	4,238	15,814	(11,576)	(73.2)%
Other expense (income):
Interest expense, net	9,558	10,027	(469)	(4.7)%
Gain on repurchases of debt	(775)	—	(775)	**
Other (income) expense, net	(1,026)	1,588	(2,614)	(164.6)%
(Loss) income from operations before tax	(3,519)	4,199	(7,718)	(183.8)%
Income tax (benefit) provision	(1,578)	1,458	(3,036)	(208.2)%
Net (loss) income	$(1,941)	$2,741	$(4,682)	(170.8)%
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended March 31, 2023 and 2022 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended March 31,				Three Months Ended March 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Subscription Digital Marketing Solutions	$21,561	$21,850	$(289)	(1.3)%	$15,962	$15,476	$486	3.1%
Digital Advertising	33,707	29,218	4,489	15.4%	23,613	21,007	2,606	12.4%
Broadcast Advertising	45,923	48,226	(2,303)	(4.8)%	37,365	36,442	923	2.5%
Other	1,919	948	971	102.4%	1,384	838	546	65.2%
Total	$103,110	$100,242	$2,868	2.9%	$78,324	$73,763	$4,561	6.2%

Net Revenue

Net revenue for the three months ended March 31, 2023 increased $2.9 million, or 2.9%, as compared to the same period in 2022. Our Digital Advertising net revenue increased $4.5 million, or 15.4%, and our Other net revenue increased $1.0 million due to an increase in the number of events as compared to the same period in 2022. Our Broadcast Advertising net revenue decreased $2.3 million, or 4.8%, as compared to the same period in 2022, while our Subscription Digital Marketing Solutions net revenue decreased $0.3 million, or 1.3%, as compared to the same period in 2022.

Direct Operating Expenses

Direct operating expenses for the three months ended March 31, 2023 increased by $4.6 million, or 6.2%, as compared to the same period in 2022. Our Digital Advertising direct operating expenses increased $2.6 million, or 12.4%, driven by increases in inventory costs and headcount related expenses to support revenue growth. Our Broadcast Advertising direct operating expenses increased $0.9 million, or 2.5%, driven by an increase in our provision for bad debt and higher tower rent. Our Subscription Digital Marketing Solutions direct operating expenses increased $0.5 million, or 3.1%, as compared to the same period in 2022, also driven by higher provisions for bad debt. Other operating expenses increased $0.5 million, or 65.2%, due to an increase in live events held during 2023.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended March 31, 2023 increased $0.9 million, or 21.2%, as compared to the same period in 2022 primarily due to higher compensation.

Stock-based Compensation

Stock-based compensation expense for three months ended March 31, 2023 increased $0.9 million, or 103.9%, as compared to the same period in 2022, due to grants during the period. For further discussion, see Note 10, Stockholders' Equity in the Notes to Unaudited Consolidated Financial Statements.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the three months ended March 31, 2023 decreased $0.2 million, or 35.4%, as compared to the same period in 2022, primarily due to costs incurred in 2022 for the acquisition of Cherry Creek Broadcasting LLC.

Impairment of Intangible and Long-Lived Assets

The Company recorded total impairment charges of $8.2 million related to FCC licenses in 15 of our 74 local markets during the three months ended March 31, 2023, as compared to no impairment charges to FCC licenses in the same period a year ago. The impairment charges were primarily driven by changes in forecasted broadcast revenues and increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital. For further discussion, see Note 6, Goodwill and Other Intangible Assets in the Notes to Unaudited Consolidated Financial Statements.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 50-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $21.7 million which would have resulted in an additional impairment charge of $4.3 million as of March 31, 2023. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $26.7 million which would have resulted in a further impairment charge of $9.6 million as of March 31, 2023. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022

2026 Notes	$9,115	$9,453
Capital leases and other	373	156
Deferred financing costs	425	418
Interest income	(355)	—
Interest expense, net	$9,558	$10,027

Gain on repurchases of debt

During the three months ended March 31, 2023, the Company voluntarily repurchased an aggregate $12.2 million principal amount of its 2026 Notes below par, plus accrued interest. The Company wrote-off approximately $0.1 million of unamortized deferred financing costs, recognizing a total net gain of $0.8 million in connection with the voluntary repurchases of its 2026 Notes.

Other income, net

Sale of Digital Assets

During the three months ended March 31, 2023, the Company sold its digital assets with a carrying value of $2.1 million, recognizing a gain on the sale of $0.8 million. For further discussion, see Note 6, Goodwill and Other Intangible Assets in the Notes to Unaudited Consolidated Financial Statements.

Insurance Recoveries

During the three months ended March 31, 2023, the Company recorded total insurance recoveries of $0.4 million related to hurricane damages incurred in the Shreveport, LA market, recognizing a $0.4 million gain related to the amounts received.

Unrealized Loss on Investment

Other expense (income), net includes unrealized losses related to measuring the fair value of one of the Company's investees. During the three months ended March 31, 2023, the Company recorded an unrealized loss of $0.1 million, as compared to an unrealized loss of $1.5 million during the three months ended March 31, 2022. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

(Benefit) Provision for income taxes

We recognized a benefit from income taxes of $1.6 million for the three months ended March 31, 2023, as compared to provision for income taxes of $1.5 million for the same period in 2022. Our effective tax rate for the three months ended March 31, 2023 and 2022 was approximately 44.8% and 34.7%, respectively. is primarily driven by certain non-deductible expenses and increases in the valuation allowance for deferred tax assets.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents	$41,768	$50,886
Restricted cash	497	494

Cash provided by operating activities	9,355	8,566
Cash used in investing activities	(171)	(8,808)
Cash (used in) provided by financing activities	(10,832)	623
Net (decrease) increase in cash and cash equivalents and restricted cash	$(1,648)	$381

Operating Activities

Net cash provided by operating activities was $9.4 million for the three months ended March 31, 2023, as compared to $8.6 million for the same period in 2022. This increase was primarily related to lower prepaid expenses, partially offset by higher accounts receivable and lower accounts payable due the timing of payments.

Investing Activities

Net cash used by investing activities was $0.2 million for the three months ended March 31, 2023 as compared to net cash used by investing activities of $8.8 million for the same period in 2022. The decrease in net cash used in investing activities was primarily due to the purchase of digital assets of $5.0 million and payment for the Cherry Creek acquisition of $1.7 million during the first quarter of 2022 that did reoccur in the same period in 2023.

Financing Activities

Net cash used in financing activities was $10.8 million for the three months ended March 31, 2023, as compared to net cash provided by financing activities of $0.6 million for the same period in 2022. Net cash used in financing activities in 2023 was primarily for a total of $11.2 million in voluntary repurchases of our 2026 Notes.

Sources of Liquidity and Anticipated Cash Requirements

We fund our working capital requirements through a combination of cash flows from our operating, investing, and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing, and financing activities will enable us to meet our working capital, capital expenditures, debt service, and other funding requirements for at least one year from the date of this report. Future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, some of which are beyond our control. We have focused on and will continue to monitor our liquidity in response to current and future economic challenges and uncertainty.

As of March 31, 2023, we had $512.8 million of outstanding indebtedness, net of deferred financing costs of $5.8 million.

Based on the terms of our 2026 Notes, as of March 31, 2023, we expect our debt service requirements to be approximately $35.7 million over the next twelve months. See Note 8, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

As of March 31, 2023 we had $41.8 million of cash and cash equivalents, and $55.3 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million at March 31, 2023 and December 31, 2022, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

On March 6, 2023, the board of directors approved a quarterly dividend of $0.1875 per share for holders of record as of March 27, 2023. The $3.3 million dividend was paid on May 1, 2023.

During the first quarter of 2023, the Company voluntarily repurchased an aggregate $12.2 million in principal amount of its 2026 Notes, below par.

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

Other Liquidity Matters

Material changes to our commitments from those included in our 2022 Annual Report on Form 10-K are discussed in Note 6, Goodwill and Other Intangible Assets - Content Rights, in our Notes to Consolidated Financial Statements.

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

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K reflects our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Recent Accounting Standards

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2, Summary of Significant Accounting Policies of the Notes to Unaudited Consolidated Financial Statements included under Item 1.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of March 31, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three months ended March 31, 2023. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report on Form 10-K for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.

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
Date: May 10, 2023
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer