Form 10-Q
period 2023-06-30
Townsquare Media, Inc.
filed 2023-08-09
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 4, 2023, the registrant had 16,565,174 outstanding shares of common stock consisting of: (i) 13,788,537 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 1,961,341 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$49,598	$43,417
Accounts receivable, net of allowance of $5,507 and $5,946, respectively	62,537	61,234
Prepaid expenses and other current assets	12,432	16,037
Total current assets	124,567	120,688
Property and equipment, net	111,105	113,846
Intangible assets, net	246,222	276,838
Goodwill	161,481	161,385
Investments	9,181	19,106
Operating lease right-of-use assets	49,692	50,962
Other assets	1,366	1,197
Restricted cash	499	496
Total assets	$704,113	$744,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,707	$4,127
Deferred revenue	10,058	10,669
Accrued compensation and benefits	10,183	14,831
Accrued expenses and other current liabilities	25,900	17,876
Operating lease liabilities, current	9,003	9,008
Accrued interest	14,836	15,203
Total current liabilities	74,687	71,714
Long-term debt, net of deferred finance costs of $5,229 and $6,324, respectively	512,606	524,442
Deferred tax liability	10,275	18,748
Operating lease liability, net of current portion	44,113	45,107
Other long-term liabilities	13,053	15,428
Total liabilities	654,734	675,439
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 13,668,428 and 12,964,312 shares issued and outstanding, respectively	136	130
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,961,341 and 3,461,341 shares issued and outstanding, respectively	20	35
Total common stock	164	173
Treasury stock, at cost; 89,568 and 0 shares of Class A common stock, respectively	(1,135)	—
Additional paid-in capital	303,720	309,645
Accumulated deficit	(256,410)	(244,298)
Non-controlling interest	3,040	3,559
Total stockholders’ equity	49,379	69,079
Total liabilities and stockholders’ equity	$704,113	$744,518

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	$121,231	$121,924	$224,341	$222,166

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	85,654	83,833	163,978	157,596
Depreciation and amortization	4,835	4,314	9,779	9,079
Corporate expenses	6,962	5,739	12,307	10,148
Stock-based compensation	2,106	839	3,878	1,708
Transaction and business realignment costs	311	824	603	1,276
Impairment of intangible assets, investments and long-lived assets	26,240	9,419	34,727	9,897
Net (gain) loss on sale and retirement of assets	(49)	89	(341)	(219)
Total operating costs and expenses	126,059	105,057	224,931	189,485
Operating (loss) income	(4,828)	16,867	(590)	32,681
Other expense (income):
Interest expense, net	9,314	10,044	18,872	20,071
Gain on repurchases of debt	(44)	(108)	(819)	(108)
Other (income) expense, net	(4,878)	806	(5,904)	2,394
(Loss) income from operations before tax	(9,220)	6,125	(12,739)	10,324
Income tax (benefit) provision	(6,520)	1,206	(8,098)	2,664
Net (loss) income	$(2,700)	$4,919	$(4,641)	$7,660

Net (loss) income attributable to:
Controlling interests	$(3,200)	$4,394	$(5,621)	$6,618
Non-controlling interests	$500	$525	$980	$1,042

Basic (loss) income per share	$(0.19)	$0.26	$(0.33)	$0.39

Diluted (loss) income per share	$(0.19)	$0.24	$(0.33)	$0.35

Weighted average shares outstanding:
Basic	17,221	16,986	17,212	16,891
Diluted	17,221	18,695	17,212	19,177

Cash dividend declared per share	$0.1875	$—	$0.3750	$—

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2023	12,964,312	815,296	3,461,341	—	$173	$—	$309,645	$(244,298)	$3,559	$69,079
Net (loss) income	—	—	—	—	—	—	—	(2,421)	480	(1,941)
Dividends declared	—	—	—	—	—	—	—	(3,343)	—	(3,343)
Stock-based compensation	—	—	—	—	—	—	1,772	—	—	1,772
Common stock issued under exercise of stock options	5,000	—	—	—	—	—	31	—	—	31
ESPP shares issued	65,732	—	—	—	—	—	430	—	—	430
Issuance of restricted stock	82,263	—	—	—	1	—	(1)	—	—	—
Balance at March 31, 2023	13,117,307	815,296	3,461,341	—	$174	$—	$311,877	$(250,062)	$4,039	$66,028
Net (loss) income	—	—	—	—	—	—	—	(3,200)	500	(2,700)
Repurchase of stock(1)	—	—	(1,500,000)	—	(15)	—	(14,535)	—	—	(14,550)
Dividend declared	—	—	—	—	—	—	—	(3,148)	—	(3,148)
Stock-based compensation	—	—	—	—	—	—	2,106	—	—	2,106
Common stock issued under exercise of stock options	551,121	—	—	—	5	—	4,272	—	—	4,277
Treasury stock acquired at cost (2)	—	—	—	89,568	—	(1,135)	—	—	—	(1,135)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,499)	(1,499)
Balance at June 30, 2023	13,668,428	815,296	1,961,341	89,568	$164	$(1,135)	$303,720	$(256,410)	$3,040	$49,379

(1) On June 16, 2023, the Company repurchased 1.5 million shares of the Company’s Class C common stock. For further discussion on the repurchase, see Note 10, Stockholders' Equity, in our Notes to Consolidated Financial Statements.

(2) Represents shares repurchased under the terms of the Company's stock repurchase plan pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period, the "2021 Stock Repurchase Plan."

Refer to Note 10, Stockholders' Equity, in the accompanying Notes to Consolidated Financial Statements for additional information related to the stock repurchases.

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

(2) Represents shares repurchased under the 2021 Stock Repurchase Plan.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(4,641)	$7,660
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,779	9,079
Amortization of deferred financing costs	949	855
Non-cash lease expense (income)	52	(251)
Net deferred taxes and other	(8,473)	2,314
Provision for doubtful accounts	2,564	494
Stock-based compensation expense	3,878	1,708
Gain on repurchases of debt	(819)	(108)
Trade activity, net	(1,008)	(1,773)
Impairment of intangible assets, investments and long-lived assets	34,727	9,897
Realized gain on sale of digital assets	(839)	—
Gain on sale of investment	(5,210)	—
Unrealized (gain) loss on investment	(112)	2,172
Content rights acquired	—	(19,320)
Amortization of content rights	2,422	1,952
Change in content rights liabilities	(659)	18,278
Other	(596)	(283)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,453)	(5,984)
Prepaid expenses and other assets	4,548	(507)
Accounts payable	625	1,401
Accrued expenses	(1,946)	(3,917)
Accrued interest	(367)	(556)
Other long-term liabilities	(15)	(106)
Net cash provided by operating activities	31,406	23,005

Cash flows from investing activities:
Payment for acquisition	—	(18,419)
Purchase of property and equipment	(7,136)	(7,627)
Purchase of investments	—	(100)
Purchase of digital assets	—	(4,997)
Proceeds from sale of digital assets	2,975	—
Proceeds from insurance recoveries	372	11
Proceeds from sale of assets and investment related transactions	6,196	639
Net cash provided by (used in) investing activities	2,407	(30,493)

Cash flows from financing activities:
Repurchases of 2026 Notes	(11,966)	(18,850)
Dividend payments	(3,240)	—
Proceeds from stock options exercised	4,308	759
Withholdings for shares issued under the ESPP	430	—
Repurchases of stock	(15,572)	(225)
Cash distribution to non-controlling interests	(1,499)	(1,820)
Repayments of capitalized obligations	(90)	(56)
Net cash (used in) financing activities	(27,629)	(20,192)

Cash and cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	6,184	(27,680)
Beginning of period	43,913	50,999
End of period	$50,097	$23,319
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$19,054	$19,508
Income taxes	817	859

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,148	$—
Investments acquired in exchange for advertising (1)	—	1,500
Property and equipment acquired in exchange for advertising (1)	253	519
Accrued capital expenditures	114	1,517

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$5,958	$5,036
Right-of-use assets obtained in exchange for operating lease obligations	3,593	5,211

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$49,598	$22,825
Restricted cash	499	494
	$50,097	$23,319
(1) Represents total advertising services provided by the Company in exchange for property and equipment and equity interests acquired during each of the six months ended June 30, 2023 and 2022, respectively.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 27,400 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 356 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

Current economic challenges, including high and sustained inflation, rising interest rates, and supply chain disruptions have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising and subscription digital marketing solutions cancellations, declines in the purchase of new advertising by our clients, declines in the addition of new digital marketing solutions subscribers, and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

The extent of the impact of current economic conditions will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence (including effects on advertising activity, consumer discretionary spending and our employees in the markets in which we operate).

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2022 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three and six months ended June 30, 2023, cash flows for the six months ended June 30, 2023, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2023. The Consolidated Balance Sheet as of December 31, 2022 is derived from the audited Consolidated Financial Statements at that date.

The presentation of immaterial amounts of broadcast and digital advertising revenue previously reported in the Other category for the three and six months ended June 30, 2022 has been reclassified to conform with the current period's presentation.

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

The change in the allowance for credit losses for the six months ended June 30, 2023 was as follows (in thousands):

Balance at December 31, 2022	$5,946
Provision for credit losses	2,564
Amounts written off against allowance, net of recoveries	(3,003)
Balance at June 30, 2023	$5,507

Recently Issued Standards That Have Not Yet Been Adopted

There were no new accounting pronouncements issued during the three and six months ended June 30, 2023 that are expected to have a material impact on the Consolidated Financial Statements.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30, 2023					Three Months Ended June 30, 2022
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$21,268	$41,080	$53,361	$5,117	$120,826	$22,983	$37,021	$55,636	$4,768	$120,408
Political	—	46	359	—	405	—	151	1,365	—	1,516
Net Revenue	$21,268	$41,126	$53,720	$5,117	$121,231	$22,983	$37,172	$57,001	$4,768	$121,924

	Six Months Ended June 30, 2023					Six Months Ended June 30, 2022
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$42,829	$74,772	$99,086	$7,036	$223,723	$44,833	$66,193	$103,476	$5,716	$220,218
Political	—	61	557	—	618	—	197	1,751	—	1,948
Net Revenue	$42,829	$74,833	$99,643	$7,036	$224,341	$44,833	$66,390	$105,227	$5,716	$222,166

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

The primary sources of net revenue are the sale of digital and broadcast advertising solutions on our owned and operated websites, radio stations’ online streams and mobile applications, radio stations, and on third-party websites through our in-house digital programmatic advertising platform. Through our digital programmatic advertising platform, we are able to hyper-target audiences for our local, regional and national advertisers by combining first and third-party audience and geographic location data, providing them the ability to reach a high percentage of their online audience. We deliver these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We also offer subscription digital marketing solutions under the brand name Townsquare Interactive to small and mid-sized local and regional businesses in markets outside the top 50 across the United States, including the markets in which we operate radio stations. Townsquare Interactive offers traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, social media management, and website retargeting.

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

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2023	December 31, 2022
Accounts Receivable	$62,537	$61,234
Short-term contract liabilities (deferred revenue)	$10,058	$10,669
Contract Acquisition Costs	$6,408	$6,348

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of June 30, 2023, and December 31, 2022, the balance in the contract liabilities was $10.1 million and $10.7 million, respectively. The decrease in the contract liabilities balance at June 30, 2023 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $1.2 million and $8.5 million of recognized revenue for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, we recognized $1.3 million and $7.7 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and six months ended June 30, 2023.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of June 30, 2023 and December 31, 2022, we had a balance of $6.4 million and $6.3 million, respectively, in capitalized contract acquisition costs and recognized $1.7 million and $3.3 million of amortization for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, we recognized $1.2 million and $2.4 million of amortization, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and six months ended June 30, 2023 and 2022.

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

Simultaneously, due to FCC ownership limitations, the Company sold six radio stations in Missoula, MT for an immaterial amount and placed one radio station in Tri-Cities, WA in a divestiture trust. On July 19, 2022, the Company acquired a radio station in Tri-Cities, WA for an immaterial amount.

During the three and six months ended June 30, 2023, the Company sold assets associated with a radio broadcast station in Texarkana, TX for an immaterial amount.

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Land and improvements	$19,260	$19,966
Buildings and leasehold improvements	58,517	57,386
Broadcast equipment	109,874	108,057
Computer and office equipment	24,646	24,211
Furniture and fixtures	22,934	22,968
Transportation equipment	20,258	20,703
Software development costs	42,254	39,489
Total property and equipment, gross	297,743	292,780
Less accumulated depreciation and amortization	(186,638)	(178,934)
Total property and equipment, net	$111,105	$113,846

Depreciation and amortization expense for property and equipment was $4.2 million and $4.0 million for the three months ended June 30, 2023 and 2022, respectively, and $8.6 million and $8.5 million for the six months ended June 30, 2023 and 2022, respectively.

During the three and six months ended June 30, 2023, the Company recognized a total of $0.2 million and $0.4 million in impairment charges, respectively, related to the intended sale of land and building in Battle Creek, MI and for certain long-lived assets, that were sold for immaterial amounts in five local markets.

During the three and six months ended June 30, 2023, the Company recognized an $0.3 million impairment charge to right of use assets associated with the abandonment of a portion of leased office space in Purchase, NY.

During the three months ended June 30, 2022, the Company entered into an agreement to sell land and a building in Quincy-Hannibal, IL. The Company recognized $0.8 million in impairment charges related to the agreement.

The Company had no material right of use assets related to its finance leases as of June 30, 2023 and December 31, 2022.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to increases in the weighted average cost of capital and changes in forecasted traditional broadcast revenue in the markets in which we operate, the Company quantitatively evaluated the fair value of its FCC licenses at June 30 and March 31, 2023.

The key assumptions used in applying the direct valuation method are summarized as follows:

	June 30, 2023
Discount Rate	13.5%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.8%	75.0%
Operating Profit Margin	20.0%	47.0%

	March 31, 2023
Discount Rate	12.2%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	21.7%	75.0%
Operating Profit Margin	20.0%	47.0%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of interim impairment assessments of our FCC licenses, as of June 30, 2023 we incurred impairment charges of $16.6 million and $24.8 million for the three and six months ended June 30, 2023, respectively, for FCC licenses in 20 of our 74 local markets. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and decreases in third-party forecasts of broadcast revenues. The Company recorded an impairment charge of $5.2 million for FCC licenses in 6 of our 74 local markets for the three and six months ended June 30, 2022.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 50-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $17.4 million which would have resulted in an additional impairment charge of $8.1 million as of June 30, 2023. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $20.9 million which would have resulted in a further impairment charge of $11.1 million as of June 30, 2023. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

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

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2022 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of June 30, 2023.

The following table presents changes in goodwill by segment during the six months ended June 30, 2023:

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Balance at December 31, 2022	$77,000	$77,687	$2,715	$3,983	$161,385
Cherry Creek measurement period adjustment	—	—	96	—	96
Balance at June 30, 2023	$77,000	$77,687	$2,811	$3,983	$161,481

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

In early March 2023, the Company sold its digital assets with a carrying value of $2.1 million, recognizing a gain on the sale of $0.8 million during the six months ended June 30, 2023, included as a component of Other (income) expense, net on the Consolidated Statements of Operations. During the three and six months ended June 30, 2022, the Company recorded $2.2 million and $2.6 million, respectively, in impairment losses due to changes in the fair value of the Company's digital assets observed during the period.

Definite-lived intangible assets

The Company’s definite-lived intangible assets were acquired primarily in various acquisitions as well as in connection with the acquisition of software and music licenses.

The following tables present details of our intangible assets as of June 30, 2023 and December 31, 2022, respectively (in thousands):

	June 30, 2023
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$227,318	$—	$227,318
Content rights and other intangible assets	1 - 9	34,940	(16,036)	18,904
Total		$262,258	$(16,036)	$246,222

	December 31, 2022
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$252,110	$—	$252,110
Digital assets	Indefinite	2,136	—	2,136
Content rights and other intangible assets	1 - 10	37,092	(14,500)	22,592
Total		$291,338	$(14,500)	$276,838

Amortization of definite-lived intangible assets was $1.8 million and $1.4 million for the three months ended June 30, 2023 and 2022, respectively and $3.6 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2023 is as follows (in thousands):

2023 (remainder)	$3,507
2024	6,017
2025	2,304
2026	2,108
2027	1,978
Thereafter	2,990
$18,904

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

Equity securities measured at cost minus impairment

During the three and six months ended June 30, 2023, the Company recorded a $9.2 million impairment charge for an existing investment based on the implied fair value of the investee, as the Company became aware of objective evidence to indicate that the fair value of its investment was below its carrying amount.

During the three months ended June 30, 2022, the Company recorded a $1.2 million impairment charge for an existing investee based on the implied fair value of the investee as a result of a private transaction.

On April 12, 2023, one of the Company's investees was acquired as a result of a private transaction. The Company recognized a $5.2 million gain on the transaction, based on total consideration received in the amount of $6.0 million.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. Based on the market price of the investee's common stock as of June 30, 2023, the fair value of the Company's investment in the common stock of the investee was approximately $1.3 million. As a result, the Company recorded an unrealized gain of $0.2 million and $0.1 million, during the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, the Company recorded an unrealized loss of $0.7 million and $2.2 million, respectively, as a result of changes in the fair value of the investee's common stock.

Unrealized gains and losses are included as a component of other expense (income) on the Unaudited Consolidated Financial Statements. The market price of the investee's common stock is categorized as Level 1 within the ASC 820 framework.

Note 8. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
2026 Notes	$517,835	$530,766
Deferred financing costs	(5,229)	(6,324)
Total long-term debt	$512,606	$524,442

During the six months ended June 30, 2023, the Company voluntarily repurchased an aggregate $12.9 million principal amount of its 2026 Notes below par, plus accrued interest. The Company wrote-off approximately $0.1 million of unamortized deferred financing costs, recognizing a $44.0 thousand and $0.8 million net gain for three and six months ended June 30, 2023, respectively. The repurchased notes were canceled by the Company.

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of June 30, 2023.

As of June 30, 2023, based on available market information, the estimated fair value of the 2026 Notes was $495.2 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of June 30, 2023 are as follows (in thousands):

2023 (remainder)	$—
2024	—
2025	—
2026	517,835
2027	—
Thereafter	—
$517,835

Note 9. Income Taxes

The Company's effective tax rate for the three months ended June 30, 2023 and 2022 was approximately 70.7% and 19.7%, respectively. The Company's effective tax rate for the six months ended June 30, 2023 and 2022 was approximately 63.6% and 25.8%, respectively.

The increase in the effective tax rate for the three and six months ended June 30, 2023 is primarily driven by certain non-deductible expenses and increases in the valuation allowance for deferred tax assets.

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

Note 10. Stockholders' Equity

Stock Options

During the six months ended June 30, 2023, the Company granted 217,547 and 750,000 options with grant date fair values of $2.47 to $3.07 and $2.05 to $2.14, respectively. The options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

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

The following table summarizes option activity for the six months ended June 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,478,698	$7.80	4.62	$2,798
Granted - service conditions	1,511,067	7.30
Granted - market conditions	967,547	7.93
Exercised	(556,121)	7.75		1,483
Forfeited and expired	(37,257)	7.48
Outstanding at June 30, 2023	11,363,934	$7.75	5.24	$47,264
Exercisable at June 30, 2023	6,748,883	$8.03	2.97	$26,173

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the six months ended June 30, 2023, the Company granted 68,876 shares to non-employee directors with a vesting period of one year, and 13,387 shares with a vesting period of three years. The grant date fair value of the grants were $7.55 and $7.47 per share, respectively. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2023	93,181	$9.63
Shares granted	82,263	7.54
Shares vested	(62,979)	9.52
Non-vested balance at June 30, 2023	112,465	$8.16

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2023	—	$—
Shares granted - service conditions	218,543	7.55
Shares granted - market conditions	218,543	4.21
Shares vested	—	—
Non-vested balance at June 30, 2023	437,086	$5.88

During the six months ended June 30, 2023, the Company granted 218,543 stock units with a vesting period of three years and a grant date fair value of $7.55 per share. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

During the six months ended June 30, 2023, the Company granted 218,543 restricted stock units with a vesting period of three-years and grant date fair values of $3.51 to $4.91. The stock units contain market conditions whereby the stock units will vest subject to the achievement of a specified volume weighted average trading price ("VWAP"), subject to continued employment or service through the end of the performance period as observed and summarized below:

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

Employee Stock Purchase Plan

During the six months ended June 30, 2023, a total of 65,732 shares of Class A common stock were issued under the 2021 Employee Stock Purchase Plan (the "ESPP").

For the three months ended June 30, 2023 and 2022, the Company recognized approximately $2.1 million and $0.8 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP. For the six months ended June 30, 2023 and 2022, the Company recognized approximately $3.9 million and $1.7 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP.

As of June 30, 2023, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $12.1 million and $2.7 million, respectively, and is expected to be recognized over a weighted average period of 2.5 years and 2.3 years respectively.

Dividends Declared and Paid

On August 7, 2023 the board of directors approved a dividend of $0.1875 per share. The dividend will be paid to holders of record as of October 2, 2023 on November 1, 2023.

On May 5, 2023 the board of directors approved a dividend of $0.1875 per share. The dividend was payable to holders of record as of June 30, 2023. The dividend of $3.0 million was paid on August 1, 2023.

Stock Repurchase Agreement

On June 16, 2023, the Company entered into a stock repurchase agreement with MSG National Properties, LLC (“MSG”) to repurchase 1.5 million shares of the Company’s Class C common stock. Total consideration paid in the aggregate amount of $14.6 million, or $9.70 per share, are reflected as a reduction in capital during the three months ended June 30, 2023. The shares were retired upon repurchase. Following this transaction, MSG owned 1,708,139 shares of Common Stock in the Company (comprising 583,139 shares of Class A Common Stock and 1,125,000 shares of Class C Common Stock).

Stock Repurchase Plan

On December 16, 2021, the Board of Directors approved a stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a thirty-six month period (the "2021 Stock Repurchase Plan"). Repurchases of common stock under the repurchase plan may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources.

During the six months ended June 30, 2023 a total of 89,568 shares were repurchased. As of June 30, 2023, a total of 115,191 shares were repurchased under the 2021 Stock Repurchase Plan.

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

The following table sets forth the computations of basic and diluted net (loss) income per share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Numerator:
Net (loss) income	$(2,700)	$4,919	$(4,641)	$7,660
Net income from non-controlling interest	500	525	980	1,042
Net (loss) income attributable to controlling interest	$(3,200)	$4,394	$(5,621)	$6,618

Denominator:
Weighted average shares of common stock outstanding	17,221	16,986	17,212	16,891
Effect of dilutive common stock equivalents	—	1,709	—	2,286
Weighted average diluted common shares outstanding	17,221	18,695	17,212	19,177

Basic (loss) income per share	$(0.19)	$0.26	$(0.33)	$0.39

Diluted (loss) income per share	$(0.19)	$0.24	$(0.33)	$0.35

The Company had the following dilutive securities that were not included in the computation of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	10,247	45	9,987	45
Stock options with unsatisfied market conditions	1,511	—	1,192	—
Restricted stock units	219	—	198	—
Restricted stock units with unsatisfied market conditions	219	—	198	—
Restricted stock awards	112	8	117	—
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	35	—	41	—

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

The following tables present the Company's reportable segment results for the three months ended June 30, 2023 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$21,268	$41,126	$53,720	$5,117	$—	$121,231
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	15,243	26,782	38,983	4,646	—	85,654
Depreciation and amortization	327	168	3,382	33	925	4,835
Corporate expenses	—	—	—	—	6,962	6,962
Stock-based compensation	151	70	218	4	1,663	2,106
Transaction and business realignment costs	—	—	167	—	144	311
Impairment of intangible assets, investments and long-lived assets	—	—	16,743	—	9,497	26,240
Net gain on sale and retirement of assets	—	—	(49)	—	—	(49)
Operating income (loss)	$5,547	$14,106	$(5,724)	$434	$(19,191)	$(4,828)

The following table presents the Company's reportable segment results for the three months ended June 30, 2022 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$22,983	$37,172	$57,001	$4,768	$—	$121,924
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	16,293	26,102	37,544	3,894	—	83,833
Depreciation and amortization	313	145	3,157	49	650	4,314
Corporate expenses	—	—	—	—	5,739	5,739
Stock-based compensation	133	15	84	3	604	839
Transaction and business realignment costs	—	—	—	6	818	824
Impairment of intangible assets, investments and long-lived assets	—	—	5,951	—	3,468	9,419
Net loss on sale and retirement of assets	—	—	89	—	—	89
Operating income (loss)	$6,244	$10,910	$10,176	$816	$(11,279)	$16,867

The following tables present the Company's reportable segment results for the six months ended June 30, 2023 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$42,829	$74,833	$99,643	$7,036	$—	$224,341
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	31,205	50,395	76,348	6,030	—	163,978
Depreciation and amortization	655	332	6,982	69	1,741	9,779
Corporate expenses	—	—	—	—	12,307	12,307
Stock-based compensation	279	115	382	6	3,096	3,878
Transaction and business realignment costs	—	—	360	11	232	603
Impairment of intangible assets, investments and long-lived assets	—	—	25,230	—	9,497	34,727
Net gain on sale and retirement of assets	—	—	(341)	—	—	(341)
Operating income (loss)	$10,690	$23,991	$(9,318)	$920	$(26,873)	$(590)

The following tables present the Company's reportable segment results for the six months ended June 30, 2022 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$44,833	$66,390	$105,227	$5,716	$—	$222,166
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	31,769	47,109	73,986	4,732	—	157,596
Depreciation and amortization	590	210	6,302	87	1,890	9,079
Corporate expenses	—	—	—	—	10,148	10,148
Stock-based compensation	265	30	171	6	1,236	1,708
Transaction and business realignment costs	—	—	—	12	1,264	1,276
Impairment of intangible assets, investments and long-lived assets	—	—	5,958	120	3,819	9,897
Net gain on sale and retirement of assets	—	—	(183)	—	(36)	(219)
Operating income (loss)	$12,209	$19,041	$18,993	$759	$(18,321)	$32,681

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

Format of Presentation

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the United States. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management as well as other monthly digital services for approximately 27,400 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 356 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

Broadcast Advertising

Our Broadcast Advertising segment includes our portfolio of 356 local terrestrial radio stations. Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations primarily to local and regional spot advertisers and also national spot and national network advertisers. We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Given the stability of radio’s audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our local markets outside the top 50 markets in the U.S.

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

Macroeconomic Indicators

Current economic challenges, including high and sustained inflation, rising interest rates, and supply chain disruptions have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising and subscription digital marketing solutions cancellations, declines in the purchase of new advertising by our clients, declines in the addition of new digital marketing solutions subscribers, and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

The extent of the impact of current economic conditions will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence (including effects on advertising activity, consumer discretionary spending and our employees in the markets in which we operate).

OVERVIEW OF OUR PERFORMANCE

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended June 30, 2023 as compared to the same period in 2022 are summarized below:

•Net revenue decreased $0.7 million, or 0.6%, primarily driven by a $3.3 million decrease in our Broadcast Advertising net revenue and a $1.7 million decrease in our Subscription Digital Marketing Solutions net revenue, largely offset by a $4.0 million increase in our Digital Advertising net revenue.

•Operating income decreased $21.7 million, or 128.6%, for the three months ended June 30, 2023. The decrease was due to a $16.8 million increase in non-cash impairment charges and a $1.8 million increase in direct operating expenses, primarily due to higher medical expenses and music license fees, as well as expenses related to an increase in the number of live events held during the current period.

•The Digital Advertising segment reported operating income of $14.1 million for the three months ended June 30, 2023, which represents an increase of $3.2 million, as compared to operating income of $10.9 million for the same period in 2022. The increase is primarily due to an increase in net revenue of $4.0 million, partially offset by an increase of $0.7 million in direct operating expenses. Subscription Digital Marketing Solutions reported operating income of $5.5 million, a decrease of $0.7 million from the three months ended June 30, 2022. Broadcast Advertising reported an operating loss of $5.7 million, as compared to operating income of $10.2 million for the three months ended June 30, 2022. The decrease of $15.9 million, is primarily due to an increase in non-cash impairment charges to our FCC licenses of $11.4 million and a decrease in net revenue of $3.3 million.

Certain key financial developments in our business for the six months ended June 30, 2023, as compared to the same period in 2022 are summarized below:

•Net revenue for the six months ended June 30, 2023 as compared to the same period in 2022, increased $2.2 million, or 1.0%, primarily driven by an $8.4 million increase in our Digital Advertising net revenue and a $1.3 million increase in Other net revenue due to an increase in the number of live events held during the period. These increases were partially offset by a decrease of $5.6 million in our Broadcast Advertising net revenue and a $2.0 million decrease in our Subscription Digital Marketing Solutions net revenue.

•Operating income decreased $33.3 million, or 101.8%, for the six months ended June 30, 2023. Operating income decreased due to a $24.8 million increase in non-cash impairment charges and a $6.4 million increase in direct operating expenses, partially offset by an increase in net revenue of $2.2 million.

Consolidated Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended June 30,
Statement of Operations Data:	2023	2022	$ Change	% Change
Net revenue	$121,231	$121,924	$(693)	(0.6)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	85,654	83,833	1,821	2.2%
Depreciation and amortization	4,835	4,314	521	12.1%
Corporate expenses	6,962	5,739	1,223	21.3%
Stock-based compensation	2,106	839	1,267	151.0%
Transaction and business realignment costs	311	824	(513)	(62.3)%
Impairment of intangible assets, investments and long-lived assets	26,240	9,419	16,821	178.6%
Net (gain) loss on sale and retirement of assets	(49)	89	(138)	(155.1)%
Total operating costs and expenses	126,059	105,057	21,002	20.0%
Operating (loss) income	(4,828)	16,867	(21,695)	(128.6)%
Other expense (income):
Interest expense, net	9,314	10,044	(730)	(7.3)%
Gain on repurchases of debt	(44)	(108)	64	(59.3)%
Other (income) expense, net	(4,878)	806	(5,684)	**
(Loss) income from operations before tax	(9,220)	6,125	(15,345)	(250.5)%
Income tax (benefit) provision	(6,520)	1,206	(7,726)	(640.6)%
Net (loss) income	$(2,700)	$4,919	$(7,619)	(154.9)%
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended June 30,				Three Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Subscription Digital Marketing Solutions	$21,268	$22,983	$(1,715)	(7.5)%	$15,243	$16,293	$(1,050)	(6.4)%
Digital Advertising	41,126	37,172	3,954	10.6%	26,782	26,102	680	2.6%
Broadcast Advertising	53,720	57,001	(3,281)	(5.8)%	38,983	37,544	1,439	3.8%
Other	5,117	4,768	349	7.3%	4,646	3,894	752	19.3%
Total	$121,231	$121,924	$(693)	(0.6)%	$85,654	$83,833	$1,821	2.2%

Net Revenue

Net revenue for the three months ended June 30, 2023 decreased $0.7 million, or 0.6%, as compared to the same period in 2022. Our Broadcast Advertising net revenue decreased $3.3 million, or 5.8%, as compared to the same period in 2022, due in part to decreases in the purchase of new advertising by our clients and our Subscription Digital Marketing Solutions net revenue decreased $1.7 million, or 7.5%, as compared to the same period in 2022 due in part to a reduction of net subscribers during the three months ended June 30, 2023. These decreases were largely offset by an increase in our Digital Advertising net revenue of $4.0 million, or 10.6%, due to purchases of new advertising and an increase in our Other net revenue of $0.3 million.

Direct Operating Expenses

Direct operating expenses for the three months ended June 30, 2023 increased by $1.8 million, or 2.2%, as compared to the same period in 2022. Our Broadcast Advertising direct operating expenses increased $1.4 million, or 3.8%, driven by higher medical and music license fees. Our Digital Advertising direct operating expenses increased $0.7 million, or 2.6%, primarily driven by higher inventory costs and head count related expenses to support revenue growth. Other operating expenses increased $0.8 million, or 19.3%, due to an increase in live events held during 2023. These increases were partially offset by a $1.1 million, or 6.4%, decrease in our Subscription Digital Marketing Solutions direct operating expenses as compared to the same period in 2022 due to lower promotional costs.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended June 30, 2023 increased $1.2 million, or 21.3%, as compared to the same period in 2022 primarily due to higher compensation.

Stock-based Compensation

Stock-based compensation expense for three months ended June 30, 2023 increased $1.3 million, or 151.0%, as compared to the same period in 2022, due to grants during the first quarter of 2023. For further discussion, see Note 10, Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements.

Impairment of Intangible Assets, Investments and Long-Lived Assets

The Company recorded total impairment charges of $16.6 million related to FCC licenses in 20 of our 74 local markets during the three months ended June 30, 2023, as compared to impairment charges of $5.2 million to FCC licenses in six of our 74 local markets in the same period a year ago. The impairment charges were primarily driven by an increase in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital. For further discussion, see Note 6, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the three months ended June 30, 2023, the Company recorded an impairment charge of $9.2 million related to one of its equity securities, which is measured at cost minus impairment. The Company recorded an impairment charge of $1.2 million related to one of our investments during three months ended June 30, 2022. For further discussion, see Note 7, Investments, in the Notes to Unaudited Consolidated Financial Statements.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 50-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $17.4 million which would have resulted in an additional impairment charge of $8.1 million as of June 30, 2023. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $20.9 million which would have resulted in a further impairment charge of $11.1 million as of June 30, 2023. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended June 30,
	2023	2022

2026 Notes	$8,909	$9,296
Capital leases and other	326	310
Deferred financing costs	524	438
Interest income	(445)	—
Interest expense, net	$9,314	$10,044

Other expense (income), net

Realized Gain on Investment

During the three months ended June 30, 2023, one of the Company's investments was acquired in a private transaction. The Company recognized a $5.2 million gain on the transaction, based on total consideration received in the amount of $6.0 million. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Unrealized Loss on Investment

Other expense (income), net includes unrealized losses related to measuring the fair value of one of the Company's investees. During the three months ended June 30, 2023, the Company recorded an unrealized gain of $0.2 million, as compared to an unrealized loss of $0.7 million during the three months ended June 30, 2022. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

(Benefit) Provision for income taxes

We recognized a benefit from income taxes of $6.5 million for the three months ended June 30, 2023, as compared to a provision for income taxes of $1.2 million for the same period in 2022. Our effective tax rate for the three months ended June 30, 2023 and 2022 was approximately 70.7% and 19.7%, respectively. The increase in the effective tax rate is primarily driven by certain non-deductible expenses and increases in the valuation allowance for deferred tax assets.

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

Consolidated Results of Operations

Six months ended June 30, 2023 compared to six months ended June 30, 2022

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Six Months Ended June 30,
Statement of Operations Data:	2023	2022	$ Change	% Change
Net revenue	$224,341	$222,166	$2,175	1.0%

Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	163,978	157,596	6,382	4.0%
Depreciation and amortization	9,779	9,079	700	7.7%
Corporate expenses	12,307	10,148	2,159	21.3%
Stock-based compensation	3,878	1,708	2,170	127.0%
Transaction and business realignment costs	603	1,276	(673)	(52.7)%
Impairment of intangible assets, investments and long-lived assets	34,727	9,897	24,830	250.9%
Net gain on sale and retirement of assets	(341)	(219)	(122)	**
Total operating costs and expenses	224,931	189,485	35,446	18.7%
Operating (loss) income	(590)	32,681	(33,271)	(101.8)%
Other expense (income):
Interest expense, net	18,872	20,071	(1,199)	(6.0)%
Gain on repurchases of debt	(819)	(108)	(711)	**
Other (income) expense, net	(5,904)	2,394	(8,298)	**
(Loss) income from operations before income taxes	(12,739)	10,324	(23,063)	(223.4)%
Income tax (benefit) provision	(8,098)	2,664	(10,762)	(404.0)%
Net (loss) income	$(4,641)	$7,660	$(12,301)	(160.6)%
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the six months ended June 30, 2023 and 2022 (in thousands):

	Net Revenue				Direct Operating Expenses
	Six Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Subscription Digital Marketing Solutions	$42,829	$44,833	$(2,004)	(4.5)%	$31,205	$31,769	$(564)	(1.8)%
Digital Advertising	74,833	66,390	8,443	12.7%	50,395	47,109	3,286	7.0%
Broadcast Advertising	99,643	105,227	(5,584)	(5.3)%	76,348	73,986	2,362	3.2%
Other	7,036	5,716	1,320	23.1%	6,030	4,732	1,298	27.4%
Total	$224,341	$222,166	$2,175	1.0%	$163,978	$157,596	$6,382	4.0%

Net Revenue

Net revenue for the six months ended June 30, 2023, increased $2.2 million, or 1.0%, as compared to the same period in 2022. Our Digital Advertising net revenue for the six months ended June 30, 2023, increased $8.4 million, or 12.7%, due to purchases of new advertising and our Other net revenue increased $1.3 million, or 23.1%, due to the increase in live events held during the period, as compared to the same period a year ago.

Our Broadcast Advertising net revenue decreased $5.6 million, or 5.3%, due in part to decreases in the purchase of new advertising by our clients. Our Subscription Digital Marketing Solutions net revenue for six months ended June 30, 2023 decreased $2.0 million, or 4.5% as compared to the same period in 2022 due in part to a reduction of net subscribers.

Direct Operating Expenses

Direct operating expenses for the six months ended June 30, 2023, increased by $6.4 million, or 4.0%, as compared to the same period in 2022. Our Digital Advertising direct operating expenses for six months ended June 30, 2023 increased $3.3 million, or 7.0%, due to higher inventory and compensation costs due to the increase in revenue, and our Broadcast Advertising direct operating expenses increased $2.4 million, or 3.2%, driven by higher medical expenses and music license fees. Our Other direct operating expenses for the six months ended June 30, 2023, increased $1.3 million, or 27.4%, as compared to the same period in 2022, due to an increase in live events during the period, as compared to the same period a year ago.

Subscription Digital Marketing Solutions direct operating expenses for six months ended June 30, 2023 decreased $0.6 million, or 1.8%, as compared to the same period in 2022. The decrease was primarily driven by decreases in promotional expenses.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the six months ended June 30, 2023 increased $2.2 million, or 21.3%, as compared to the same period in 2022 primarily due to higher compensation and professional fees.

Stock-based Compensation

Stock-based compensation expense for the six months ended June 30, 2023, increased $2.2 million, or 127.0%, as compared to the same period in 2022 due to grants during the first quarter of 2023. For further discussion, see Note 10, Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements.

Impairment of Intangible Assets, Investments and Long-Lived Assets

The Company recorded total impairment charges of $24.8 million related to FCC licenses in 20 of our 74 local markets during the six months ended June 30, 2023, as compared to impairment charges of $5.2 million to FCC licenses in six of our 74 local markets in the same period a year ago. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and decreases in third-party forecasts of broadcast revenues. For further discussion, see Note 6, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the six months ended June 30, 2023, the Company recorded an impairment charge of $9.2 million related to one of its equity securities, which is measured at cost minus impairment. The Company recorded an impairment charge of $1.2 million related to one of our investments during six months ended June 30, 2022. For further discussion, see Note 7, Investments, in the Notes to Unaudited Consolidated Financial Statements. During the six months ended June 30, 2022, we recorded a $2.6 million impairment charge resulting from changes in the fair value of the Company's digital assets. For further discussion, see Note 6, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022

2026 Notes	$18,024	$18,749
Capital leases and other	699	467
Deferred financing costs	949	855
Interest income	(800)	—
Interest expense, net	$18,872	$20,071

Gain on repurchase of debt

During the six months ended June 30, 2023, the Company voluntarily repurchased an aggregate $12.9 million principal amount of its 2026 Notes below par plus accrued interest. The Company wrote-off approximately $0.1 million of unamortized deferred financing costs, recognizing a total net gain of $0.8 million in connection with the voluntary repurchases of its 2026 Notes.

Other expense (income), net

Sale of Digital Assets

During the six months ended June 30, 2023, the Company sold its digital assets with a carrying value of $2.1 million, recognizing a gain on the sale of $0.8 million. For further discussion, see Note 6, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

Insurance Recoveries

During the six months ended June 30, 2023, the Company recorded total insurance recoveries of $0.4 million related to hurricane damages incurred in the Shreveport, LA market, recognizing a $0.4 million gain related to the amounts received.

Realized Gain on Investment

During the six months ended June 30, 2023, one of the Company's investments was acquired in a private transaction. The Company recognized a $5.2 million gain on the transaction, based on total consideration received in the amount of $6.0 million. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Unrealized (Gain) Loss on Investment

Other expense (income), net includes unrealized losses related to measuring the fair value of one of the Company's investees. During the six months ended June 30, 2023 the Company recorded an unrealized net gain of $0.1 million, as compared to an unrealized loss of $2.2 million during the six months ended June 30, 2022. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

(Benefit) Provision for income taxes

We recognized a benefit from income taxes of $8.1 million for the six months ended June 30, 2023, as compared to a provision for income taxes of $2.7 million for the same period in 2022. Our effective tax rate for the period was approximately 63.6% for the six months ended June 30, 2023 as compared to 25.8% for the six months ended June 30, 2022.

The increase in the effective tax rate is primarily driven by discrete items for the period, as well as non-deductible expenses and increases in the valuation allowance for certain interest expense carryforwards.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents	$49,598	$22,825
Restricted cash	499	494

Cash provided by operating activities	31,406	23,005
Cash provided by (used in) investing activities	2,407	(30,493)
Cash used in financing activities	(27,629)	(20,192)
Net increase (decrease) in cash and cash equivalents and restricted cash	$6,184	$(27,680)

Operating Activities

Net cash provided by operating activities was $31.4 million for the six months ended June 30, 2023, as compared to $23.0 million for the same period in 2022. This increase was primarily related to lower prepaid expenses and accounts receivable due to the timing of payments.

Investing Activities

Net cash provided by investing activities was $2.4 million for the six months ended June 30, 2023 as compared to net cash used by investing activities of $30.5 million for the same period in 2022. The decrease in net cash used in investing activities was primarily due to the purchase of digital assets of $5.0 million and payment for the Cherry Creek acquisition of $18.4 million during 2022 that did not reoccur in the same period in 2023. During the six months ended June 30, 2023, the Company received cash proceeds of $6.2 million and $3.0 million related to sales of investments and digital assets, respectively.

Financing Activities

Net cash used in financing activities was $27.6 million for the six months ended June 30, 2023, as compared to net cash provided by financing activities of $20.2 million for the same period in 2022. The increase in net cash used in financing activities was primarily due to $14.6 million paid for the repurchase of 1.5 million shares of Class C common stock from MSG National Properties, LLC and $3.2 million dividend payments in 2023, partially offset lower repurchases of 2026 Notes and an increase in proceeds from stock options exercised.

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

As of June 30, 2023, we had $512.6 million of outstanding indebtedness, net of deferred financing costs of $5.2 million.

Based on the terms of our 2026 Notes, as of June 30, 2023, we expect our debt service requirements to be approximately $35.6 million over the next twelve months. See Note 8, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

As of June 30, 2023 we had $49.6 million of cash and cash equivalents, and $62.5 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million at June 30, 2023 and December 31, 2022, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

On May 5, 2023, the board of directors approved a quarterly dividend of $0.1875 per share for holders of record as of June 30, 2023. The $3.0 million dividend was paid on August 1, 2023. On August 7, 2023 the board of directors approved a dividend of $0.1875 per share. The dividend will be paid to holders of record as of October 2, 2023 on November 1, 2023.

During the first half of 2023, the Company voluntarily repurchased an aggregate $12.9 million in principal amount of its 2026 Notes, below par.

On June 16, 2023, the Company repurchased 1.5 million shares of the Company’s Class C common stock in the aggregate amount of $14.6 million from MSG Entertainment Group, LLC ("MSG"). The shares were retired upon repurchase. Additionally, the Company repurchased approximately 0.1 million shares of Class A common stock for approximately $1.1 million, during the six months ended June 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of June 30, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and six months ended June 30, 2023. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2021 Share Repurchase Program

In December 2021, our Board of Directors approved a 3-year share repurchase program for up to $50 million. The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
April 1, 2023 through April 30, 2023	—	$—	$49,775
May 1, 2023 through May 31, 2023	16,335	$8.99	$49,628
June 1, 2023 through June 30, 2023 (2)	73,233	$11.91	$48,756
Total	89,568	$11.38	$48,756

(1) This column represents the total number of shares purchased as part of publicly announced plans.

(2) As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2023, on June 16, 2023, the Company entered into a stock repurchase agreement with MSG National Properties, LLC (“MSG”) to repurchase 1.5 million shares of the Company’s Class C common stock for an aggregate purchase price of $14.6 million, or $9.70 per share. Following this transaction, MSG will own 1,708,139 shares of Common Stock in the Company (comprising 583,139 shares of Class A Common Stock and 1,125,000 shares of Class C Common Stock). The table above lists the repurchase of Class A common stock only since the Class A common stock is the only class of securities of the Company that is registered under Section 12 of the Exchange Act.

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
Date: August 9, 2023
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer