Form 10-Q
period 2023-09-30
Townsquare Media, Inc.
filed 2023-11-09
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 3, 2023, the registrant had 16,457,340 outstanding shares of common stock consisting of: (i) 13,680,703 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 1,961,341 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$37,955	$43,417
Accounts receivable, net of allowance for credit losses of $4,544 and $5,946, respectively	63,527	61,234
Prepaid expenses and other current assets	11,860	16,037
Total current assets	113,342	120,688
Property and equipment, net	111,301	113,846
Intangible assets, net	220,755	276,838
Goodwill	158,670	161,385
Investments	4,209	19,106
Operating lease right-of-use assets	47,719	50,962
Other assets	828	1,197
Restricted cash	501	496
Total assets	$657,325	$744,518
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,844	$4,127
Deferred revenue	8,845	10,669
Accrued compensation and benefits	11,227	14,831
Accrued expenses and other current liabilities	24,326	17,876
Operating lease liabilities, current	9,039	9,008
Accrued interest	5,760	15,203
Total current liabilities	64,041	71,714
Long-term debt, net of deferred finance costs of $4,480 and $6,324, respectively	499,138	524,442
Deferred tax liability	27,565	18,748
Operating lease liability, net of current portion	42,281	45,107
Other long-term liabilities	11,866	15,428
Total liabilities	644,891	675,439
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 13,864,471 and 12,964,312 shares issued and outstanding, respectively	139	130
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,961,341 and 3,461,341 shares issued and outstanding, respectively	20	35
Total common stock	167	173
Treasury stock, at cost; 183,768 and 0 shares of Class A common stock, respectively	(2,194)	—
Additional paid-in capital	307,498	309,645
Accumulated deficit	(296,573)	(244,298)
Non-controlling interest	3,536	3,559
Total stockholders’ equity	12,434	69,079
Total liabilities and stockholders’ equity	$657,325	$744,518

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$115,104	$120,635	$339,445	$342,801

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	81,323	83,985	245,301	241,581
Depreciation and amortization	4,717	4,467	14,496	13,546
Corporate expenses	6,604	5,744	18,911	15,892
Stock-based compensation	2,350	722	6,228	2,430
Transaction and business realignment costs	161	1,004	764	2,280
Impairment of intangible assets, investments, goodwill and long-lived assets	30,970	10,300	65,697	20,197
Net gain on sale and retirement of assets	(362)	(119)	(703)	(338)
Total operating costs and expenses	125,763	106,103	350,694	295,588
Operating (loss) income	(10,659)	14,532	(11,249)	47,213
Other expense (income):
Interest expense, net	9,343	9,967	28,215	30,038
Gain on repurchases of debt	(430)	—	(1,249)	(108)
Other (income) expense, net	(547)	(508)	(6,451)	1,886
(Loss) income from operations before tax	(19,025)	5,073	(31,764)	15,397
Income tax provision	17,478	2,275	9,380	4,939
Net (loss) income	$(36,503)	$2,798	$(41,144)	$10,458

Net (loss) income attributable to:
Controlling interests	$(36,999)	$2,260	$(42,620)	$8,878
Non-controlling interests	$496	$538	$1,476	$1,580

Basic (loss) income per share	$(2.27)	$0.13	$(2.52)	$0.52

Diluted (loss) income per share	$(2.27)	$0.13	$(2.52)	$0.48

Weighted average shares outstanding:
Basic	16,277	17,037	16,897	16,941
Diluted	16,277	17,482	16,897	18,645

Cash dividend declared per share	$0.1875	$—	$0.5625	$—

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2023	12,964,312	815,296	3,461,341	—	$173	$—	$309,645	$(244,298)	$3,559	$69,079
Net (loss) income	—	—	—	—	—	—	—	(2,421)	480	(1,941)
Dividends declared	—	—	—	—	—	—	—	(3,343)	—	(3,343)
Stock-based compensation	—	—	—	—	—	—	1,772	—	—	1,772
Common stock issued under exercise of stock options	5,000	—	—	—	—	—	31	—	—	31
ESPP shares issued	65,732	—	—	—	—	—	430	—	—	430
Issuance of restricted stock (3)	82,263	—	—	—	1	—	(1)	—	—	—
Balance at March 31, 2023	13,117,307	815,296	3,461,341	—	$174	$—	$311,877	$(250,062)	$4,039	$66,028
Net (loss) income	—	—	—	—	—	—	—	(3,200)	500	(2,700)
Repurchase of stock(1)	—	—	(1,500,000)	—	(15)	—	(14,535)	—	—	(14,550)
Dividend declared	—	—	—	—	—	—	—	(3,148)	—	(3,148)
Stock-based compensation	—	—	—	—	—	—	2,106	—	—	2,106
Common stock issued under exercise of stock options	551,121	—	—	—	5	—	4,272	—	—	4,277
Treasury stock acquired at cost (2)	—	—	—	89,568	—	(1,135)	—	—	—	(1,135)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,499)	(1,499)
Balance at June 30, 2023	13,668,428	815,296	1,961,341	89,568	$164	$(1,135)	$303,720	$(256,410)	$3,040	$49,379
Net (loss) income	—	—	—	—	—	—	—	(36,999)	496	(36,503)
Dividend declared	—	—	—	—	—		—	(3,164)	—	(3,164)
Stock-based compensation	—	—	—	—	—	—	2,350	—	—	2,350
Common stock issued under exercise of stock options	132,314	—	—	—	2	—	1,130	—	—	1,132
Issuance of restricted stock (3)	17,752	—	—	—	—	—	—	—	—	—
ESPP shares issued	45,977	—	—	—	1	—	298	—	—	299
Treasury stock acquired at cost (2)	—	—	—	94,200	—	(1,059)	—	—	—	(1,059)
Balance at September 30, 2023	13,864,471	815,296	1,961,341	183,768	$167	$(2,194)	$307,498	$(296,573)	$3,536	$12,434

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

(3) Refer to Note 10, Stockholders' Equity, in the accompanying Notes to Consolidated Financial Statements for additional information related to shares issued.

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

(2) Represents shares repurchased under the 2021 Stock Repurchase Plan.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(41,144)	$10,458
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,496	13,546
Amortization of deferred financing costs	1,567	1,359
Non-cash lease expense (income)	69	(298)
Net deferred taxes and other	8,817	4,413
Provision for doubtful accounts	2,817	1,429
Stock-based compensation expense	6,228	2,430
Gain on repurchases of debt	(1,249)	(108)
Trade activity, net	(1,352)	(3,496)
Impairment of intangible assets, investments, goodwill and long-lived assets	65,697	20,197
Realized gain on sale of digital assets	(839)	—
Gain on sale of investment	(5,210)	—
Unrealized loss on investment	493	1,934
Content rights acquired	—	(19,320)
Amortization of content rights	3,645	3,124
Change in content rights liabilities	(1,819)	17,397
Reimbursement of equipment modification costs	(1,487)	—
Other	(1,276)	(815)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,037)	(4,900)
Prepaid expenses and other assets	5,130	(1,253)
Accounts payable	646	(123)
Accrued expenses	(3,845)	(3,916)
Accrued interest	(9,443)	(9,674)
Other long-term liabilities	60	(278)
Net cash provided by operating activities	38,964	32,106

Cash flows from investing activities:
Payment for acquisition	—	(18,419)
Purchase of property and equipment	(11,373)	(13,100)
Purchase of investments	—	(100)
Purchase of digital assets	—	(4,997)
Proceeds from sale of digital assets	2,975	—
Proceeds from insurance recoveries	721	452
Proceeds from sale of assets and investment related transactions	7,277	810
Net cash used in investing activities	(400)	(35,354)

Cash flows from financing activities:
Repurchases of 2026 Notes	(25,621)	(18,850)
Dividend payments	(6,285)	—
Proceeds from stock options exercised	5,440	790
Withholdings for shares issued under the ESPP	729	—
Repurchases of stock	(16,645)	(225)
Cash distribution to non-controlling interests	(1,499)	(1,820)
Repayments of capitalized obligations	(140)	(105)
Net cash used in financing activities	(44,021)	(20,210)

Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(5,457)	(23,458)
Beginning of period	43,913	50,999
End of period	$38,456	$27,541
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$37,273	$38,284
Income taxes	1,122	1,049

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,164	$—
Investments acquired in exchange for advertising (1)	—	2,750
Property and equipment acquired in exchange for advertising (1)	550	726
Accrued capital expenditures	229	45

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$8,850	$7,982
Right-of-use assets obtained in exchange for operating lease obligations	4,035	8,923

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$37,955	$27,046
Restricted cash	501	495
	$38,456	$27,541
(1) Represents total advertising services provided by the Company in exchange for property and equipment and equity interests acquired during each of the nine months ended September 30, 2023 and 2022, respectively.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 25,750 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 354 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2022 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three and nine months ended September 30, 2023, cash flows for the nine months ended September 30, 2023, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2023. The Consolidated Balance Sheet as of December 31, 2022 is derived from the audited Consolidated Financial Statements at that date.

The presentation of immaterial amounts of broadcast and digital advertising revenue for the three and nine months ended September 30, 2022 have been reclassified to conform with the current period's presentation.

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

The change in the allowance for credit losses for the nine months ended September 30, 2023 was as follows (in thousands):

Balance at December 31, 2022	$5,946
Provision for credit losses	2,817
Amounts written off against allowance, net of recoveries	(4,219)
Balance at September 30, 2023	$4,544

Recently Issued Standards That Have Not Yet Been Adopted

There were no new accounting pronouncements issued during the three and nine months ended September 30, 2023 that are expected to have a material impact on the Consolidated Financial Statements.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30, 2023					Three Months Ended September 30, 2022
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$20,257	$38,943	$53,618	$1,659	$114,477	$23,188	$36,889	$57,806	$1,165	$119,048
Political	—	66	561	—	627	—	100	1,487	—	1,587
Net Revenue	$20,257	$39,009	$54,179	$1,659	$115,104	$23,188	$36,989	$59,293	$1,165	$120,635

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$63,086	$113,715	$152,704	$8,695	$338,200	$68,021	$103,082	$161,282	$6,881	$339,266
Political	—	127	1,118	—	1,245	—	297	3,238	—	3,535
Net Revenue	$63,086	$113,842	$153,822	$8,695	$339,445	$68,021	$103,379	$164,520	$6,881	$342,801

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

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2023	December 31, 2022
Accounts Receivable	$63,527	$61,234
Short-term contract liabilities (deferred revenue)	$8,845	$10,669
Contract Acquisition Costs	$5,930	$6,348

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of September 30, 2023, and December 31, 2022, the balance in the contract liabilities was $8.8 million and $10.7 million, respectively. The decrease in the contract liabilities balance at September 30, 2023 is primarily driven by $0.6 million and $9.1 million of recognized revenue for the three and nine months ended September 30, 2023, offset by cash payments received or due in advance of satisfying our performance obligations. For the three and nine months ended September 30, 2022, we recognized $0.6 million and $8.2 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and nine months ended September 30, 2023.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of September 30, 2023 and December 31, 2022, we had a balance of $5.9 million and $6.3 million, respectively, in capitalized contract acquisition costs and recognized $1.8 million and $5.1 million of amortization for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, we recognized $1.3 million and $3.7 million of amortization, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and nine months ended September 30, 2023 and 2022.

Arrangements with Multiple Performance Obligations

In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligations are distinct within the context of the contract at contract inception. When multiple performance obligations are identified, we identify how control transfers to the customer for each distinct contract obligation and determine the period when the obligations are satisfied. If obligations are satisfied in the same period, no allocation of revenue is deemed to be necessary. In the event performance obligations within a bundled contract do not run concurrently, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the prices charged to customers. Performance obligations that are not distinct at contract inception are combined.

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

During the nine months ended September 30, 2023, the Company sold assets associated with radio broadcast stations in Texarkana, TX and Bozeman, MT for an immaterial amount, and returned the license associated with a broadcast station in Binghamton, NY.

Note 5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Land and improvements	$19,331	$19,966
Buildings and leasehold improvements	58,649	57,386
Broadcast equipment	111,381	108,057
Computer and office equipment	24,884	24,211
Furniture and fixtures	22,882	22,968
Transportation equipment	20,297	20,703
Software development costs	43,833	39,489
Total property and equipment, gross	301,257	292,780
Less accumulated depreciation and amortization	(189,956)	(178,934)
Total property and equipment, net	$111,301	$113,846

Depreciation and amortization expense for property and equipment was $4.1 million and $4.2 million for the three months ended September 30, 2023 and 2022, respectively, and $12.7 million and $12.7 million for the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, the Company recognized a total of $0.7 million in gains on the sale of buildings and land in the Bozeman, MT, and Yakima, WA, markets respectively.

During the nine months ended September 30, 2023, the company recognized $0.4 million in impairment charges related to the sale of land and building in Battle Creek, MI and a total of $0.4 million in impairment charges to right of use assets associated with the abandonment of leased office space in Purchase and Binghamton, NY.

During the nine months ended September 30, 2022, the Company sold land and a building in Quincy-Hannibal, IL. The Company recognized $0.8 million in impairment charges related to the sale.

The Company had no material right of use assets related to its finance leases as of September 30, 2023 and December 31, 2022.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to increases in the weighted average cost of capital and changes in forecasted traditional broadcast revenue in the markets in which we operate, the Company quantitatively evaluated the fair value of its FCC licenses at September 30, June 30, and March 31, 2023.

The key assumptions used in applying the direct valuation method are summarized as follows:

	September 30, 2023
Discount Rate	14.1%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.6%	75.0%
Operating Profit Margin	20.0%	47.0%

	June 30, 2023
Discount Rate	13.5%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.8%	75.0%
Operating Profit Margin	20.0%	47.0%

	March 31, 2023
Discount Rate	12.2%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	21.7%	75.0%
Operating Profit Margin	20.0%	47.0%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of interim impairment assessments of our FCC licenses, as of September 30, 2023 we incurred impairment charges of $23.6 million and $48.4 million for the three and nine months ended September 30, 2023, respectively, for FCC licenses in 24 and 32 of our 74 local markets, respectively. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, decreases in third-party forecasts of broadcast revenues and an increase in the estimate of initial capital costs due to rising prices. The Company recorded an impairment charge of $10.3 million and $15.5 million for FCC licenses in 8 of our 74 local markets for the three and nine months ended September 30, 2022.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 50-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $14.0 million which would have resulted in an additional impairment charge of $9.7 million as of September 30, 2023. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $17.3 million which would have resulted in a further impairment charge of $13.4 million as of September 30, 2023. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Goodwill

For goodwill impairment testing, the Company has selected December 31st as the annual testing date. In addition to the annual impairment test, the Company regularly assesses whether a triggering event has occurred, which would require interim impairment testing. As of December 31, 2022, the fair values of our Local Advertising, National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 18%, 243%, 90%, 211%, 252%, and 19%, respectively. The Amped reporting unit had no goodwill as of December 31, 2022.

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2022 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. During the third quarter of 2023, the Company concluded that the carrying amount of the Local Advertising reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $2.8 million. An interim impairment assessment was considered necessary as a result of declines in traditional broadcast revenue and the increase in the weighted average cost of capital. The Company did not identify indicators of impairment related to any other reporting unit that would have required an interim impairment assessment during the nine months ended September 30, 2023.

The fair value of the Local Advertising reporting unit was determined using an income approach whereby the fair value was calculated utilizing discounted estimated future cash flows. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing the reporting unit for impairment was 12.1% with a perpetual growth rate of (1.7%). Following the non-cash goodwill impairment charge recognized during the three months ended September 30, 2023, the Local Advertising reporting unit had no goodwill as of September 30, 2023.

The following table presents changes in goodwill by segment during the nine months ended September 30, 2023:

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Balance at December 31, 2022	$77,000	$77,687	$2,715	$3,983	$161,385
Cherry Creek measurement period adjustment	—	—	96	—	96
Balance at June 30, 2023	$77,000	$77,687	$2,811	$3,983	$161,481
Impairment			(2,811)		(2,811)
Balance at September 30, 2023	$77,000	$77,687	$—	$3,983	$158,670

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

In early March 2023, the Company sold its digital assets with a carrying value of $2.1 million, recognizing a gain on the sale of $0.8 million during the nine months ended September 30, 2023, included as a component of Other (income) expense, net on the Consolidated Statements of Operations. During the nine months ended September 30, 2022, the Company recorded $2.6 million in impairment losses due to changes in the fair value of the Company's digital assets observed during the period.

Definite-lived intangible assets

The Company’s definite-lived intangible assets were acquired primarily in various acquisitions as well as in connection with the acquisition of software and music licenses.

The following tables present details of our intangible assets as of September 30, 2023 and December 31, 2022, respectively (in thousands):

	September 30, 2023
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$203,661	$—	$203,661
Content rights and other intangible assets	1 - 9	34,827	(17,733)	17,094
Total		$238,488	$(17,733)	$220,755

	December 31, 2022
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$252,110	$—	$252,110
Digital assets	Indefinite	2,136	—	2,136
Content rights and other intangible assets	1 - 10	37,092	(14,500)	22,592
Total		$291,338	$(14,500)	$276,838

Amortization of definite-lived intangible assets was $1.8 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively and $5.4 million and $4.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2023 is as follows (in thousands):

2023 (remainder)	$1,697
2024	6,017
2025	2,304
2026	2,108
2027	1,978
Thereafter	2,990
$17,094

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

Equity securities measured at cost minus impairment

During the three and nine months ended September 30, 2023, the Company recorded $4.4 million and $13.6 million of impairment charges, respectively, for existing investments based on the implied fair value of the investees, as the Company became aware of objective evidence to indicate that the fair value of the investments were below their carrying amounts.

On April 12, 2023, one of the Company's investees was acquired as a result of a private transaction. The Company recognized a $5.2 million gain on the transaction during the nine months ended September 30, 2023, based on total consideration received in the amount of $6.0 million.

During the nine months ended September 30, 2022, the Company recorded a $1.2 million impairment charge for an existing investee based on the implied fair value of the investee as a result of a private transaction.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. Based on the market price of the investee's common stock as of September 30, 2023, the fair value of the Company's investment in the common stock of the investee was approximately $0.7 million. As a result, the Company recorded an unrealized loss of $0.6 million and a total net unrealized loss of $0.5 million, during the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2022, the Company recorded an unrealized gain of $0.2 million and a total net unrealized loss of $1.9 million, respectively, as a result of changes in the fair value of the investee's common stock.

Unrealized gains and losses are included as a component of other expense (income) on the Unaudited Consolidated Financial Statements. The market price of the investee's common stock is categorized as Level 1 within the ASC 820 framework.

Note 8. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
2026 Notes	$503,618	$530,766
Deferred financing costs	(4,480)	(6,324)
Total long-term debt	$499,138	$524,442

During the nine months ended September 30, 2023, the Company voluntarily repurchased an aggregate $27.1 million principal amount of its 2026 Notes below par, plus accrued interest. The Company wrote-off approximately $0.3 million of unamortized deferred financing costs, recognizing a $0.4 million and $1.2 million net gain for the three and nine months ended September 30, 2023, respectively. The repurchased notes were canceled by the Company.

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of September 30, 2023.

As of September 30, 2023, based on available market information, the estimated fair value of the 2026 Notes was $478.4 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of September 30, 2023 are as follows (in thousands):

2023 (remainder)	$—
2024	—
2025	—
2026	503,618
2027	—
Thereafter	—
$503,618

Note 9. Income Taxes

The Company's effective tax rate for the three months ended September 30, 2023 and 2022 was approximately (91.9)% and 44.8%, respectively. The Company's effective tax rate for the nine months ended September 30, 2023 and 2022 was approximately (29.5)% and 32.1%, respectively.

The effective tax rate and income tax provision for the three and nine months ended September 30, 2023, respectively, is primarily the result of the non-cash impairment charges recorded for each period and the corresponding increase in the valuation allowance for deferred tax assets.

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

Note 10. Stockholders' Equity

Stock Options

During the nine months ended September 30, 2023, the Company granted 217,547 and 750,000 options with grant date fair values of $2.47 to $3.07 and $2.05 to $2.14, respectively. The options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

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

The following table summarizes all option activity for the nine months ended September 30, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,478,698	$7.80	4.62	$2,798
Granted - service conditions	1,516,067	7.31
Granted - market conditions	967,547	7.93
Exercised	(688,435)	7.90		1,862
Forfeited and expired	(54,257)	7.41
Outstanding at September 30, 2023	11,219,620	$7.74	5.03	$11,508
Exercisable at September 30, 2023	7,001,299	$8.01	3.00	$5,455

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the nine months ended September 30, 2023, the Company granted 68,876 shares to non-employee directors with a vesting period of one year, 26,067 shares with a vesting period of three years and 5,072 shares that vested immediately. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2023	93,181	$9.63
Shares granted	100,015	8.30
Shares vested	(68,051)	9.68
Non-vested balance at September 30, 2023	125,145	$8.54

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2023	—	$—
Shares granted - service conditions	218,543	7.55
Shares granted - market conditions	218,543	4.21
Shares vested	—	—
Non-vested balance at September 30, 2023	437,086	$5.88

During the nine months ended September 30, 2023, the Company granted 218,543 stock units with a vesting period of three years and a grant date fair value of $7.55 per share. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

During the nine months ended September 30, 2023, the Company granted 218,543 restricted stock units with a vesting period of three years and grant date fair values of $3.51 to $4.91. The stock units contain market conditions whereby the stock units will vest subject to the achievement of a specified VWAP, subject to continued employment or service through the end of the performance period as observed and summarized below:

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

Employee Stock Purchase Plan

During the nine months ended September 30, 2023, a total of 111,709 shares of Class A common stock were issued under the 2021 Employee Stock Purchase Plan (the "ESPP").

For the three months ended September 30, 2023 and 2022, the Company recognized approximately $2.4 million and $0.7 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP. For the nine months ended September 30, 2023 and 2022, the Company recognized approximately $6.2 million and $2.4 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP.

As of September 30, 2023, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $10.3 million and $2.4 million, respectively, and is expected to be recognized over a weighted average period of 2.4 years and 2.2 years, respectively.

Dividends Declared

On November 6, 2023 the board of directors approved a dividend of $0.1875 per share. The dividend will be paid to holders of record as of January 2, 2024 on February 1, 2024.

On August 7, 2023 the board of directors approved a dividend of $0.1875 per share. The dividend was payable to holders of record as of October 2, 2023. The dividend of $3.1 million was paid on November 1, 2023.

Stock Repurchase Agreement

On June 16, 2023, the Company entered into a stock repurchase agreement with MSG National Properties, LLC (“MSG”) to repurchase 1.5 million shares of the Company’s Class C common stock. Total consideration paid in the aggregate amount of $14.6 million, or $9.70 per share, are reflected as a reduction in capital during the nine months ended September 30, 2023. The shares were retired upon repurchase. Following this transaction, MSG owned 1,708,139 shares of Common Stock in the Company (comprising 583,139 shares of Class A Common Stock and 1,125,000 shares of Class C Common Stock).

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

During the nine months ended September 30, 2023 a total of 183,768 shares were repurchased. As of September 30, 2023, a total of 209,391 shares were repurchased under the 2021 Stock Repurchase Plan.

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

The following table sets forth the computations of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Numerator:
Net (loss) income	$(36,503)	$2,798	$(41,144)	$10,458
Net income from non-controlling interest	496	538	1,476	1,580
Net (loss) income attributable to controlling interest	$(36,999)	$2,260	$(42,620)	$8,878

Denominator:
Weighted average shares of common stock outstanding	16,277	17,037	16,897	16,941
Effect of dilutive common stock equivalents	—	445	—	1,704
Weighted average diluted common shares outstanding	16,277	17,482	16,897	18,645

Basic (loss) income per share	$(2.27)	$0.13	$(2.52)	$0.52

Diluted (loss) income per share	$(2.27)	$0.13	$(2.52)	$0.48

The Company had the following dilutive securities that were not included in the computation of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	10,135	5,036	10,226	45
Stock options with unsatisfied market conditions	1,126	—	981	—
Restricted stock units	219	—	205	—
Restricted stock units with unsatisfied market conditions	219	—	205	—
Restricted stock awards	122	8	118	8
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	51	—	61	—

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

The following tables present the Company's reportable segment results for the three months ended September 30, 2023 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$20,257	$39,009	$54,179	$1,659	$—	$115,104
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	14,498	27,271	37,510	2,044	—	81,323
Depreciation and amortization	325	147	3,263	35	947	4,717
Corporate expenses	—	—	—	—	6,604	6,604
Stock-based compensation	152	143	240	4	1,811	2,350
Transaction and business realignment costs	—	—	6	3	152	161
Impairment of intangible assets, investments, goodwill and long-lived assets	—	—	26,603	—	4,367	30,970
Net gain on sale and retirement of assets	—	—	(362)	—	—	(362)
Operating income (loss)	$5,282	$11,448	$(13,081)	$(427)	$(13,881)	$(10,659)

The following table presents the Company's reportable segment results for the three months ended September 30, 2022 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$23,188	$36,989	$59,293	$1,165	$—	$120,635
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	16,744	25,949	39,889	1,403	—	83,985
Depreciation and amortization	321	150	3,301	26	669	4,467
Corporate expenses	—	—	—	—	5,744	5,744
Stock-based compensation	137	20	109	2	454	722
Transaction and business realignment costs (1)	—	—	—	6	998	1,004
Impairment of intangible assets, investments and long-lived assets	—	—	10,300	—	—	10,300
Net gain on sale and retirement of assets	—	—	(99)	—	(20)	(119)
Operating income (loss)	$5,986	$10,870	$5,793	$(272)	$(7,845)	$14,532

(1) Includes integration costs of $0.9 million related to the acquisition of Cherry Creek. These costs were predominantly for travel and compensation.

The following tables present the Company's reportable segment results for the nine months ended September 30, 2023 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$63,086	$113,842	$153,822	$8,695	$—	$339,445
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	45,703	77,666	113,858	8,074	—	245,301
Depreciation and amortization	980	479	10,245	104	2,688	14,496
Corporate expenses	—	—	—	—	18,911	18,911
Stock-based compensation	431	258	622	10	4,907	6,228
Transaction and business realignment costs	—	—	366	14	384	764
Impairment of intangible assets, investments, goodwill and long-lived assets	—	—	51,833	—	13,864	65,697
Net gain on sale and retirement of assets	—	—	(703)	—	—	(703)
Operating income (loss)	$15,972	$35,439	$(22,399)	$493	$(40,754)	$(11,249)

The following tables present the Company's reportable segment results for the nine months ended September 30, 2022 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$68,021	$103,379	$164,520	$6,881	$—	$342,801
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	48,513	73,058	113,875	6,135	—	241,581
Depreciation and amortization	911	360	9,603	113	2,559	13,546
Corporate expenses	—	—	—	—	15,892	15,892
Stock-based compensation	402	50	280	8	1,690	2,430
Transaction and business realignment costs(1)	—	—	—	18	2,262	2,280
Impairment of intangible assets, investments and long-lived assets	—	—	16,258	120	3,819	20,197
Net gain on sale and retirement of assets	—	—	(282)	—	(56)	(338)
Operating income (loss)	$18,195	$29,911	$24,786	$487	$(26,166)	$47,213

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

Format of Presentation

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the United States. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management as well as other monthly digital services for approximately 25,750 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 354 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

Broadcast Advertising

Our Broadcast Advertising segment includes our portfolio of 354 local terrestrial radio stations. Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations primarily to local and regional spot advertisers and also national spot and national network advertisers. We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Given the stability of radio’s audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our local markets outside the top 50 markets in the U.S.

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

OVERVIEW OF OUR PERFORMANCE

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended September 30, 2023 as compared to the same period in 2022 are summarized below:

•Net revenue decreased $5.5 million, or 4.6%, primarily driven by a $5.1 million decrease in our Broadcast Advertising net revenue and a $2.9 million decrease in our Subscription Digital Marketing Solutions net revenue, partially offset by a $2.0 million increase in our Digital Advertising net revenue.

•Operating income decreased $25.2 million, or 173.3%, for the three months ended September 30, 2023. The decrease was primarily due to a $20.7 million increase in non-cash impairment charges and the $5.5 million decrease in net revenue, partially offset by $2.7 million decrease in direct operating expenses, due in part to lower compensation.

•Broadcast Advertising reported an operating loss of $13.1 million, as compared to operating income of $5.8 million for the three months ended September 30, 2022. The decrease of $18.9 million is primarily due to an increase in non-cash impairment charges to our FCC licenses of $13.3 million, a decrease in net revenue of $5.1 million and a non-cash goodwill impairment charge of $2.8 million, partially offset by a decrease in direct operating expenses of $2.4 million. The Digital Advertising segment reported operating income of $11.4 million for the three months ended September 30, 2023, which represents an increase of $0.6 million, as compared to operating income of $10.9 million for the same period in 2022. The increase is primarily due to an increase in net revenue of $2.0 million, partially offset by an increase of $1.3 million in direct operating expenses. Subscription Digital Marketing Solutions reported operating income of $5.3 million, a decrease of $0.7 million from the three months ended September 30, 2022.

Certain key financial developments in our business for the nine months ended September 30, 2023, as compared to the same period in 2022 are summarized below:

•Net revenue for the nine months ended September 30, 2023 as compared to the same period in 2022, decreased $3.4 million, or 1.0%, primarily driven by a decrease of $10.7 million in our Broadcast Advertising net revenue and a $4.9 million decrease in our Subscription Digital Marketing Solutions net revenue. These decreases were partially offset by a $10.5 million increase in our Digital Advertising net revenue and a $1.8 million increase in Other net revenue.
•Operating income decreased $58.5 million, or 123.8%, for the nine months ended September 30, 2023. Operating income decreased primarily due to a $45.5 million increase in non-cash impairment charges, a $3.7 million increase in direct operating expenses and a decrease in net revenue of $3.4 million.

Consolidated Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended September 30,
Statement of Operations Data:	2023	2022	$ Change	% Change
Net revenue	$115,104	$120,635	$(5,531)	(4.6)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	81,323	83,985	(2,662)	(3.2)%
Depreciation and amortization	4,717	4,467	250	5.6%
Corporate expenses	6,604	5,744	860	15.0%
Stock-based compensation	2,350	722	1,628	225.5%
Transaction and business realignment costs	161	1,004	(843)	(84.0)%
Impairment of intangible assets, investments, goodwill and long-lived assets	30,970	10,300	20,670	200.7%
Net gain on sale and retirement of assets	(362)	(119)	(243)	204.2%
Total operating costs and expenses	125,763	106,103	19,660	18.5%
Operating (loss) income	(10,659)	14,532	(25,191)	(173.3)%
Other expense (income):
Interest expense, net	9,343	9,967	(624)	(6.3)%
Gain on repurchases of debt	(430)	—	(430)	**
Other income, net	(547)	(508)	(39)	7.7%
(Loss) income from operations before tax	(19,025)	5,073	(24,098)	(475.0)%
Income tax provision	17,478	2,275	15,203	668.3%
Net (loss) income	$(36,503)	$2,798	$(39,301)	(1,404.6)%
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended September 30,				Three Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Subscription Digital Marketing Solutions	$20,257	$23,188	$(2,931)	(12.6)%	$14,498	$16,744	$(2,246)	(13.4)%
Digital Advertising	39,009	36,989	2,020	5.5%	27,271	25,949	1,322	5.1%
Broadcast Advertising	54,179	59,293	(5,114)	(8.6)%	37,510	39,889	(2,379)	(6.0)%
Other	1,659	1,165	494	42.4%	2,044	1,403	641	45.7%
Total	$115,104	$120,635	$(5,531)	(4.6)%	$81,323	$83,985	$(2,662)	(3.2)%

Net Revenue

Net revenue for the three months ended September 30, 2023 decreased $5.5 million, or 4.6%, as compared to the same period in 2022. Our Broadcast Advertising net revenue decreased $5.1 million, or 8.6%, as compared to the same period in 2022, due to decreases in the purchase of advertising by our clients. Our Subscription Digital Marketing Solutions net revenue decreased $2.9 million, or 12.6%, as compared to the same period in 2022 due to a reduction of net subscribers. These decreases were partially offset by an increase in our Digital Advertising net revenue of $2.0 million, or 5.5%, due to purchases of new advertising, and an increase in our Other net revenue of $0.5 million, or 42.4%.

Direct Operating Expenses

Direct operating expenses for the three months ended September 30, 2023 decreased by $2.7 million, or 3.2%, as compared to the same period in 2022. Our Broadcast Advertising direct operating expenses decreased $2.4 million, or 6.0%, driven by lower compensation. Our Subscription Digital Marketing Solutions direct operating expenses decreased by $2.2 million, or 13.4% as compared to the same period in 2022 due to lower compensation and promotional costs. These decreases were partially offset by a $1.3 million, or 5.1%, increase in our Digital Advertising direct operating expenses as compared to the same period in 2022 primarily driven by higher inventory costs and headcount related expenses to support revenue growth, and a $0.6 million, or 45.7% increase in our Other operating expenses due to an increase in live events held during 2023.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended September 30, 2023 increased $0.9 million, or 15.0%, as compared to the same period in 2022 primarily due to higher compensation.

Stock-based Compensation

Stock-based compensation expense for three months ended September 30, 2023 increased $1.6 million, or 225.5%, as compared to the same period in 2022, due to grants during the fourth quarter of 2022 and the first quarter of 2023. For further discussion, see Note 10, Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the three months ended September 30, 2023 decreased $0.8 million as compared to the same period in 2022, primarily due to the Cherry Creek acquisition during 2022.

Impairment of Intangible Assets, Investments, Goodwill and Long-Lived Assets

The Company recorded total impairment charges of $23.6 million related to FCC licenses in 24 of our 74 local markets during the three months ended September 30, 2023, as compared to impairment charges of $10.3 million to FCC licenses in eight of our 74 local markets in the same period a year ago. The impairment charges were primarily driven by an increase in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, decreases in third-party forecasts of broadcast revenues and an increase in the estimate of initial capital costs due to rising prices. During the three months ended September 30, 2023, the Company concluded that the carrying amount of the Local Advertising reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $2.8 million. An interim impairment assessment was considered necessary as a result of declines in traditional broadcast revenue and the increase in the weighted average cost of capital. Following the non-cash goodwill impairment charge recognized during the three months ended September 30, 2023, the Local Advertising reporting unit had no goodwill as of September 30, 2023.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 50-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $14.0 million which would have resulted in an additional impairment charge of $9.7 million as of September 30, 2023. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $17.3 million which would have resulted in a further impairment charge of $13.4 million as of September 30, 2023. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

For further discussion, see Note 6, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the three months ended September 30, 2023, the Company recorded an impairment charge of $4.4 million related to certain of its equity securities, which are measured at cost minus impairment. There were no impairment charges recorded for the three months ended September 30, 2022. For further discussion, see Note 7, Investments, in the Notes to Unaudited Consolidated Financial Statements.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended September 30,
	2023	2022

2026 Notes	$8,849	$9,127
Capital leases and other	311	337
Deferred financing costs	619	504
Interest income	(436)	(1)
Interest expense, net	$9,343	$9,967

Gain on repurchase of debt

During the three months ended September 30, 2023, the Company voluntarily repurchased an aggregate $14.2 million principal amount of its 2026 Notes below par plus accrued interest. The Company wrote-off approximately $0.1 million of unamortized deferred financing costs, recognizing a total net gain of $0.4 million in connection with the voluntary repurchases of its 2026 Notes.

Provision for income taxes

We recognized a provision for income taxes of $17.5 million for the three months ended September 30, 2023, as compared to $2.3 million for the same period in 2022. Our effective tax rate for the three months ended September 30, 2023 and 2022 was approximately (91.9)% and 44.8%, respectively. The effective tax rate and income tax provision for the three months ended September 30, 2023 is primarily the result of the non-cash impairment charges recorded for the period and the corresponding increase in the valuation allowance for deferred tax assets.

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

Consolidated Results of Operations

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Nine Months Ended September 30,
Statement of Operations Data:	2023	2022	$ Change	% Change
Net revenue	$339,445	$342,801	$(3,356)	(1.0)%

Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	245,301	241,581	3,720	1.5%
Depreciation and amortization	14,496	13,546	950	7.0%
Corporate expenses	18,911	15,892	3,019	19.0%
Stock-based compensation	6,228	2,430	3,798	156.3%
Transaction and business realignment costs	764	2,280	(1,516)	(66.5)%
Impairment of intangible assets, investments, goodwill and long-lived assets	65,697	20,197	45,500	225.3%
Net gain on sale and retirement of assets	(703)	(338)	(365)	108.0%
Total operating costs and expenses	350,694	295,588	55,106	18.6%
Operating (loss) income	(11,249)	47,213	(58,462)	(123.8)%
Other expense (income):
Interest expense, net	28,215	30,038	(1,823)	(6.1)%
Gain on repurchases of debt	(1,249)	(108)	(1,141)	**
Other (income) expense, net	(6,451)	1,886	(8,337)	**
(Loss) income from operations before income taxes	(31,764)	15,397	(47,161)	(306.3)%
Income tax provision	9,380	4,939	4,441	89.9%
Net (loss) income	$(41,144)	$10,458	$(51,602)	(493.4)%
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the nine months ended September 30, 2023 and 2022 (in thousands):

	Net Revenue				Direct Operating Expenses
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Subscription Digital Marketing Solutions	$63,086	$68,021	$(4,935)	(7.3)%	$45,703	$48,513	$(2,810)	(5.8)%
Digital Advertising	113,842	103,379	10,463	10.1%	77,666	73,058	4,608	6.3%
Broadcast Advertising	153,822	164,520	(10,698)	(6.5)%	113,858	113,875	(17)	**
Other	8,695	6,881	1,814	26.4%	8,074	6,135	1,939	31.6%
Total	$339,445	$342,801	$(3,356)	(1.0)%	$245,301	$241,581	$3,720	1.5%

Net Revenue

Net revenue for the nine months ended September 30, 2023, decreased $3.4 million, or 1.0%, as compared to the same period in 2022. Our Digital Advertising net revenue for the nine months ended September 30, 2023, increased $10.5 million, or 10.1%, due to purchases of new advertising and our Other net revenue increased $1.8 million, or 26.4%, due to an increase in live events held during the period, as compared to the same period a year ago.

Our Broadcast Advertising net revenue decreased $10.7 million, or 6.5%, due to decreases in the purchase of new advertising by our clients. Our Subscription Digital Marketing Solutions net revenue for nine months ended September 30, 2023 decreased $4.9 million, or 7.3% as compared to the same period in 2022 due in part to a reduction of net subscribers.

Direct Operating Expenses

Direct operating expenses for the nine months ended September 30, 2023, increased by $3.7 million, or 1.5%, as compared to the same period in 2022. Our Digital Advertising direct operating expenses for nine months ended September 30, 2023 increased $4.6 million, or 6.3%, due to higher inventory and compensation costs due to the increase in revenue, and our Other direct operating expenses increased $1.9 million, or 31.6%, due to an increase in live events during the period, as compared to the same period a year ago.

These increases were offset by a decrease of $2.8 million, or 5.8% in our Subscription Digital Marketing Solutions direct operating expenses for nine months ended September 30, 2023, as compared to the same period in 2022. The decrease was primarily driven by decreases in promotional expenses and lower compensation. Our Broadcast Advertising direct operating expenses were essentially flat, driven by higher medical expenses and music license fees offset by lower compensation.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the nine months ended September 30, 2023 increased $3.0 million, or 19.0%, as compared to the same period in 2022 primarily due to higher compensation.

Stock-based Compensation

Stock-based compensation expense for the nine months ended September 30, 2023, increased $3.8 million, or 156.3%, as compared to the same period in 2022 due to grants during the fourth quarter of 2022 and the first quarter of 2023. For further discussion, see Note 10, Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the nine months ended September 30, 2023 decreased $1.5 million as compared to the same period in 2022, primarily due to the Cherry Creek acquisition during 2022.

Impairment of Intangible Assets, Investments, Goodwill and Long-Lived Assets

The Company recorded total impairment charges of $48.4 million related to FCC licenses in 32 of our 74 local markets during the nine months ended September 30, 2023, as compared to impairment charges of $15.5 million to FCC licenses in eight of our 74 local markets in the same period a year ago. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, decreases in third-party forecasts of broadcast revenues and an increase in the estimate of initial capital costs due to rising prices. During the nine months ended September 30, 2023, the Company concluded that the carrying amount of the Local Advertising reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $2.8 million. An interim impairment assessment was considered necessary as a result of declines in traditional broadcast revenue and the increase in the weighted average cost of capital. Following the non-cash goodwill impairment charge recognized during the three months ended September 30, 2023, the Local Advertising reporting unit had no goodwill as of September 30, 2023. For further discussion, see Note 6, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the nine months ended September 30, 2023, the Company recorded an impairment charge of $13.6 million related to certain of its equity securities, which are measured at cost minus impairment. The Company recorded an impairment charge of $1.2 million related to one of our investments during nine months ended September 30, 2022. For further discussion, see Note 7, Investments, in the Notes to Unaudited Consolidated Financial Statements. During the nine months ended September 30, 2022, we recorded a $2.6 million impairment charge resulting from changes in the fair value of the Company's digital assets. For further discussion, see Note 6, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022

2026 Notes	$26,874	$27,877
Capital leases and other	1,010	803
Deferred financing costs	1,567	1,359
Interest income	(1,236)	(1)
Interest expense, net	$28,215	$30,038

Gain on repurchase of debt

During the nine months ended September 30, 2023, the Company voluntarily repurchased an aggregate $27.1 million principal amount of its 2026 Notes below par plus accrued interest. The Company wrote-off approximately $0.3 million of unamortized deferred financing costs, recognizing a total net gain of $1.2 million in connection with the voluntary repurchases of its 2026 Notes.

Other expense (income), net

Realized Gain on Investment

During the nine months ended September 30, 2023, one of the Company's investments was acquired in a private transaction. The Company recognized a $5.2 million gain on the transaction, based on total consideration received in the amount of $6.0 million. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Sale of Digital Assets

During the nine months ended September 30, 2023, the Company sold its digital assets with a carrying value of $2.1 million, recognizing a gain on the sale of $0.8 million. For further discussion, see Note 6, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

Insurance Recoveries

During the nine months ended September 30, 2023, the Company recorded total insurance recoveries of $0.7 million related to hurricane damages incurred in the Shreveport, LA market.

Unrealized Loss on Investment

Other expense (income), net includes unrealized losses related to measuring the fair value of one of the Company's investees. During the nine months ended September 30, 2023 the Company recorded an unrealized net loss of $0.5 million, as compared $1.9 million during the nine months ended September 30, 2022. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Other

During the nine months ended September 30, 2023, the Company received approval for the reimbursement of $1.5 million for satellite dish equipment modifications required by the FCC related to the use of the 3.7-4.2 GHz band (C-band) spectrum.

Provision for income taxes

We recognized a provision for income taxes of $9.4 million for the nine months ended September 30, 2023, as compared to $4.9 million for the same period in 2022. Our effective tax rate for the period was approximately (29.5)% for the nine months ended September 30, 2023 as compared to 32.1% for the nine months ended September 30, 2022. The effective tax rate and income tax provision for the nine months ended September 30, 2023 is primarily the result of the non-cash impairment charges recorded for the period and the corresponding increase in the valuation allowance for deferred tax assets.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents	$37,955	$27,046
Restricted cash	501	495

Cash provided by operating activities	38,964	32,106
Cash used in investing activities	(400)	(35,354)
Cash used in financing activities	(44,021)	(20,210)
Net decrease in cash and cash equivalents and restricted cash	$(5,457)	$(23,458)

Operating Activities

Net cash provided by operating activities was $39.0 million for the nine months ended September 30, 2023, as compared to $32.1 million for the same period in 2022. This increase was primarily due to lower prepaid expenses.

Investing Activities

Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2023 as compared to $35.4 million for the same period in 2022. The decrease in net cash used in investing activities was primarily due to the purchase of digital assets of $5.0 million and payment for the Cherry Creek acquisition of $18.4 million during 2022 that did not reoccur in the same period in 2023. During the nine months ended September 30, 2023, the Company received cash proceeds of $7.3 million and $3.0 million related to sales of assets and investment related transactions and digital assets, respectively.

Financing Activities

Net cash used in financing activities was $44.0 million for the nine months ended September 30, 2023, as compared to $20.2 million for the same period in 2022. The increase in net cash used in financing activities was primarily due to $14.6 million paid for the repurchase of 1.5 million shares of Class C common stock from MSG National Properties, LLC, higher repurchases of 2026 Notes and dividend payments of $6.3 million in 2023, partially offset by an increase in proceeds from stock options exercised.

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

As of September 30, 2023, we had $499.1 million of outstanding indebtedness, net of deferred financing costs of $4.5 million.

Based on the terms of our 2026 Notes, as of September 30, 2023, we expect our debt service requirements to be approximately $34.6 million over the next twelve months. See Note 8, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

As of September 30, 2023 we had $38.0 million of cash and cash equivalents, and $63.5 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million at September 30, 2023 and December 31, 2022, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

On August 7, 2023, the board of directors approved a dividend of $0.1875 per share. The $3.1 million dividend was paid on November 1, 2023. On November 6, 2023, the board of directors approved a dividend of $0.1875 per share. The dividend will be paid to holders of record as of January 2, 2024 on February 1, 2024.

During the first half of 2023, the Company voluntarily repurchased an aggregate $27.1 million in principal amount of its 2026 Notes, below par.

On June 16, 2023, the Company repurchased 1.5 million shares of the Company’s Class C common stock in the aggregate amount of $14.6 million from MSG Entertainment Group, LLC ("MSG"). The shares were retired upon repurchase. Additionally, the Company repurchased approximately 0.2 million shares of Class A common stock for approximately $2.1 million, during the nine months ended September 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of September 30, 2023.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and nine months ended September 30, 2023. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2021 Share Repurchase Program

In December 2021, our Board of Directors approved a 3-year share repurchase program for up to $50 million. The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
July 1, 2023 through July 31, 2023	69,800	$11.72	$47,938
August 1, 2023 through August 31, 2023	—	$—	$47,938
September 1, 2023 through September 30, 2023	24,400	$10.33	$47,686
Total	94,200	$11.36	$47,686
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
Date: November 9, 2023
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer