Form 10-K
period 2023-12-31
Townsquare Media, Inc.
filed 2024-03-15
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $173,363,842 based upon the closing price on the New York Stock Exchange on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter. For this computation, the registrant has excluded the market value of all shares of its common stock held by directors and officers of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of March 12, 2024, the registrant had 16,633,342 outstanding shares of common stock consisting of: (i) 15,818,046 shares of Class A common stock, par value $0.01 per share; and (ii) 815,296 shares of Class B common stock, par value $0.01 per share.

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

PART I
ITEM 1. BUSINESS

Description of Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management as well as other monthly digital services for approximately 24,000 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of (a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and (b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 350 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

We believe that our diversified product offering substantially differentiates us from our competition. This diversification allows us to provide superior solutions to our advertisers and engaging experiences for our audience, underpins our growth strategy and, we believe, helps to mitigate the risks associated with advertising revenue dependency.

In our markets, we are among the largest providers of original local content available to consumers. The quality and availability of our original local content distinguishes our brands from other local offerings, attracting large and loyal audiences. Several of our competitors, particularly in print media, have reduced the amount of original local content they produce or created pay-walls that restrict access to their content. According to research conducted by UNC School of Media and Journalism, approximately 1,800 newspapers have closed in the United States since 2004. We believe these trends will continue and further amplify the attractiveness of our offerings as we fill this expanding void in our communities, both online and on-air. We believe that our focus on providing original local news, entertainment, music and lifestyle media experiences to our audience is a key driver of our powerful reach and engagement metrics. In 2023, we set new company records reaching 75 million unique visitors per month, on average, across our digital platform, 11 million listeners on a weekly basis across our radio platform, and 44 million social media followers across our local and national media brands. We believe the investment in our original content strategy has contributed to a larger and more engaged online audience that is spending more time consuming content on our websites and mobile apps, and a stable radio audience, in terms of both number of listeners and, importantly, time spent listening.

The local media industry is an important medium for advertisers to reach local consumers and for consumers to engage with relevant local content and events. According to BIA, local advertising spending across all U.S. major media categories was forecasted to be $162 billion in 2023. In 2024, BIA forecasts U.S. local advertising spending to increase 8.6% to over $175 billion.

Our Transformation

Townsquare was founded in 2010 with 60 radio stations in 13 markets with a vision of becoming the number one local media company in each of our markets. Through a series of acquisitions, we built our radio platform to 350 radio stations across 74 local markets. Since 2010, we have leveraged our radio platform to penetrate these local markets and organically build a full and comprehensive suite of digital advertising and marketing solutions that meet our customers’ needs to grow their business. Our significant radio reach and audience engagement provided a powerful foundation from which we were able to build and grow our digital solutions, including websites, mobile applications, a social media presence, online radio streams, subscription digital marketing solutions, and a robust owned and operated digital programmatic advertising platform. We believe that the increased interaction and engagement with consumers across our digital products and platforms in turn reinforces consumer loyalty and affinity toward our local radio brands.

Radio is a component of our business. However, according to S&P Global Market Intelligence, radio advertising was approximately 5% of all advertising dollars spent in the United States in 2023, while digital advertising solutions contributed approximately 69%. According to S&P Global Market Intelligence, it is estimated that digital advertising will grow to represent approximately 77% of all advertising spend in 2028. Therefore, while radio will continue to be a component of our local offering, we do not expect it to be our primary growth driver. Our growth engine is and will be digital, and we consider ourselves a “Digital First” local media company.

Digital First. Internally and externally, we position ourselves as a digital company that also owns powerful local radio assets. Therefore, when any of our local sales account executives engage with local advertisers to help them grow their business, they are able to educate them on how important it is to have a strong digital presence and online storefront, and how Townsquare has the preeminent tools and suite of solutions to accomplish that for them. Digital First means ensuring that our content is as engaging, relevant and local online as it is on-air. In addition, it means that our first priority for internal investment is to fuel the growth in our digital platforms, in terms of additional personnel, incremental product development and physical expansion. Our longstanding local client relationships, combined with our best-in-class digital product suite and skilled sales force, have enabled us to create meaningful digital businesses and fully embrace a Digital First strategy.

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

Our Digital revenue, comprised of our Subscription Digital Marketing Solutions segment and our Digital Advertising segment, was $232.5 million in 2023 and $230.8 million in 2022, comprising 51% and 50% of our total net revenue, respectively. Our organically developed, flexible and customized content management system, digital advertising products and delivery capabilities, mobile applications, digital marketing solutions capabilities, digital programmatic advertising platform, data management and analytics and strategic insights platform, and online video content allow us to deliver world-class products in markets outside the top 50 in the U.S. As such, we believe we offer superior solutions for advertisers and audiences alike as compared to many of our local competitors.

Subscription Digital Marketing Solutions

Our Subscription Digital Marketing Solutions segment encompasses Townsquare Interactive, our subscription digital marketing solutions business. Townsquare Interactive offers digital marketing solutions, on a subscription basis, to small and medium-sized businesses (“SMBs”) in markets outside the top 50 across the United States, including but importantly not limited to the markets in which we operate radio stations. As of December 31, 2023, Townsquare Interactive had approximately 24,000 subscribers, 58% of which are located outside our local radio footprint. A subscriber is defined as a customer that has the right to receive subscription digital marketing services. Subscribers include customers in promotional periods. Unless converted to a paying subscription, these customers are removed from the subscriber list at the end of the promotion. Additionally, subscribers include customers whose subscription fees are past due while attempting to collect payment until the Company terminates the customers rights due to non-payment. Our Subscription Digital Marketing Solutions segment generated net revenue of $82.2 million in 2023 and $90.4 million in 2022.

Townsquare Interactive is the creator of the Townsquare Business Management Platform, an all-in-one SAAS solution that provides a suite of digital solutions which assists SMBs in identifying, converting, and communicating with clients. The platform enables SMBs to choose the optimal features for their specific business. These solutions primarily include:

•Traditional and mobile-enabled website design, creation, and development as well as hosting services;
•Search engine optimization services;
•Online directory optimization services;
•E-commerce solutions;
•Online reputation monitoring;
•Social media management;
•Appointment scheduling services;
•Payment and invoice services;
•Customer management services;
•Email marketing services; and
•Email and SMS marketing services.

This platform can serve as an all-in-one solution, managing the entirety of an SMB’s growth strategy, or can operate alongside pre-existing business tools.

We believe the Business Management Platform represents an attractive value and provides a strong return on investment for our SMB clients as compared to the competition, such as self-serve platforms or others that charge a significant upfront fee in addition to hourly customer service rates. Our pricing is transparent and fixed on a monthly basis, providing for unlimited customer service. Some features which differentiate our offerings include:

•Unlimited changes and edits to website before and after launch;
•An advanced lead capture system which enhances online conversion;
•Responsive web design that works on every screen size (desktop and mobile);
•Custom content written for the specific business, industry and location; and
•Optimized keywords to improve rankings in Google and other search results.
•Monthly reporting and analytics which consolidates all relevant platform activity into one place; and
•A customer relationship management (“CRM”) system with integrated client communications which stores and organizes relevant customer data.

We target SMBs outside the top 50 markets in the U.S., outside and within our 74 local media market footprint. As of December 31, 2023, approximately 58% of our total subscriber base was located in markets outside of our local media footprint. Our Townsquare Interactive sales team of more than 150 sellers target private, independently owned SMBs outside of the top 50 markets, with less than 20 employees and less than $5 million of annual revenue. We believe this customer profile represents the ideal potential customer for our product, and we believe the addressable market for such potential subscribers of Townsquare Interactive is approximately 8.8 million SMBs which translates to a $32 billion Total Addressable Market (“TAM”) value. We also leverage our local sales teams in our 74 markets, who enjoy trusted and long-standing local relationships and heritage brand recognition, to sell Townsquare Interactive solutions within our market footprint.

Digital Advertising

Our Digital Advertising segment, marketed externally as Townsquare Ignite, is a combination of our owned and operated digital properties, our proprietary digital programmatic advertising platform, and an in-house demand and data management platform collecting valuable first party data. We generated Digital Advertising revenue of $150.3 million in 2023 and $140.4 million in 2022.

•Owned and Operated Platform. We connect local, regional and national advertisers to an audience of approximately 75 million unique visitors on average per month in 2023, across our portfolio of over 400 local websites (many of which are companion websites to our local radio stations), 10 leading national music and entertainment websites and over 400 mobile apps. Our on-air personalities, or as we refer to them “the original social influencers” are also digital content creators, and create or curate approximately 20,000 pieces of content per month for our websites and apps, making Townsquare one of the largest producers of original local content in the United States. The content management system that powers our content platforms was built in-house by our product and technology team. In addition, we have 44 million social media followers and our YouTube platform has generated 4.3 billion lifetime views.

•Digital Programmatic Advertising Platform. We offer precision customer targeting solutions to local, regional and national advertisers through our proprietary digital programmatic advertising platform. Combining first and third-party audience and geographic location data, we are able to hyper-target audiences for our advertisers, enabling them to reach a high percentage of their targeted online audience with the right message at the right time. We deliver these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We have our own organically developed, in-house demand-side trading desk that is integrated with more than 15 digital advertising buying platforms with access to all major advertising exchanges, mobile apps, and social media platforms, providing access to more than 250 billion impressions per day. This extensive access places us among the largest of the established in-house media trading desks. Additionally, we provide full-service design and creative services to assist clients in crafting the right marketing message and developing and building assets and creative for their campaign across the desired platform (i.e., display, social, video, or audio).

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

Broadcast Advertising

Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations to local, regional and national spot advertisers, and national network advertisers. Our Broadcast Advertising segment revenue was $211.7 million in 2023 and $223.9 million in 2022.

We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Our scale allows us to have greater relevance to, and recognition from, our advertising clients while sharing best practices for strategy and operations across our asset portfolio. As of December 31, 2023, we owned and operated 352 radio stations in 74 local markets, importantly all outside the top 50 markets across the United States. Our radio assets are geographically diversified, which helps to mitigate potential regional economic volatility and inclement weather events. By clustering our markets in the Northeast, Upper Midwest, Texas and Mountain West regions we are able to create compelling audience coverage for regional advertisers and benefit from economies of scale. As of March 12, 2024, we own 80 radio stations formatted with Country content, 72 formatted with News/Talk/Sports content and 62 formatted with Rock content, representing approximately 23%, 21%, and 18% of our radio stations, respectively. The majority of our local radio stations airing these formats capture the largest audience, and thus are market leaders, among radio stations airing similar content in their respective markets, as ranked by Nielsen Holdings N.V. (“Nielsen”) or other ratings services. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations helps to insulate our radio stations from the effects of changes in musical tastes of the public.

Despite the growth of alternative media choices, terrestrial radio has experienced negligible audience fragmentation over the past 50 years and remains a significant component of daily media exposure. According to Nielsen, terrestrial radio broadcasts reached approximately 84% of American adults ages 18+ each week as of December 2023, a level that has remained largely consistent since 1970. Given the stability of radio listenership and the population growth in the U.S., more people listen to radio on a weekly basis today than 10, 20 and even 30 years ago. The challenge for the radio industry overall has been time spent listening to radio and, unlike the industry overall, Townsquare’s time spent listening to our radio stations has been stable. We believe that our ability to maintain stable audience and time spent listening levels to our radio stations is driven by our focus on markets outside of the Top 50, where there is less competition and less local content available in our communities, and our investment in our original content strategy, which takes the form of investing in local talent and resources to support our local talent.

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

Other

We report the remainder of our revenue in the Other category, and it includes revenue from our live events, which includes concerts, expositions, and other experiential events. Our live events portfolio includes iconic local events such as WYRK’s Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins. Our primary source of live events net revenue is ticket sales. Our live events also generate revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Our Other category revenue was $10.0 million in 2023 and $8.4 million in 2022.

Overall

In the year ended December 31, 2023, we generated approximately 84% of our net revenue from a broad array of local and regional advertisers in a number of industries, including automotive dealers, banking and mortgage service providers, furniture and home furnishings retailers, food and beverage service providers, healthcare service providers and media and telecommunications service providers. We generate a majority of our advertising revenue by selling directly to local advertisers, as well as to local and regional advertising agencies which affords us the opportunity to better present our products, cross-sell products and more directly influence their advertising and marketing expenditure decisions.

No single customer accounted for more than 1% of revenue in any of the years ended December 31, 2023 and 2022. For the year ended December 31, 2023, no advertising category, market, or state represented more than 20% of revenue. A significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, financial services, health services, entertainment, and retail industries.

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

Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2023, we recorded $15.0 million of capital expenditures, which represented 3.3% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.

Our Growth Strategy

The principal features of our growth strategy are:

Digital First - Invest in Our Digital Businesses to Drive Further Growth.

We plan to continue to invest in the platforms and personnel supporting our digital growth, including our digital product technology, sales, content, and support teams, specifically in our Townsquare Interactive and Townsquare Ignite businesses. We have continually invested in our digital platform and team, including during the COVID-19 pandemic. In 2022, we opened a second location for Townsquare Interactive in Phoenix, AZ to further support growth in that subscription business by accessing a new geographic talent pool and better aligning our subscribers with support personnel in a similar time zone. Given our local content contributors on-air and online generate digital content and digital revenue, we also plan to continue to invest in the hiring of local content contributors.

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

Support Our Premium Portfolio of Brands Superserving Our Communities.

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

Prudently Pursue Attractively-Valued Acquisition Opportunities.

We have a successful track record of sourcing and integrating acquisitions. Since our Company’s founding in 2010, we have expanded our local radio station portfolio from 60 to 350 by completing more than 10 radio transactions. We successfully transformed traditional broadcast radio assets that began with almost 100% of revenue tied to broadcast into Digital First brands that now generate a significant and growing amount of digital revenue. In addition to our radio acquisition activity, since 2010 we have executed acquisitions of digital assets, which have further extended our multi-product, cross-platform offering and provided geographic and revenue diversification. The acquired assets included certain assets of AOL Music and XXL. We intend to continue to consider attractively-priced acquisitions of radio stations and digital properties. We target assets that have strong brands, enjoy leading market share positions, generate strong cash flow, and generally possess traits consistent with our existing assets. In addition, acquiring assets allows us to achieve additional economies of scale, share best practices across a broader platform, and further diversify our revenue base across our properties and geographies.

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

We mitigate the competitive pressures by focusing on markets outside the top 50 in the United States, where there are fewer and less well-capitalized digital marketing solutions providers and local media competitors. For example, in 49 of our 74 local markets, we do not compete against any of the five largest English language national radio competitors, as measured by revenue. Many competing audio media offerings, including Spotify, Pandora and SiriusXM, do not offer local content in our markets or have any local sales personnel. We believe this competitive landscape contributes to our success as we operate strong brands with deep local heritage, allowing our brands to gain a greater share of the local audience, and greater share of advertising and digital marketing expenditures in our markets than what is generally achieved by local media companies operating in larger markets. In addition, the small and mid-sized markets we operate in are generally supported by stable, locally significant institutions such as universities, military bases, state capitals, regional medical centers and retail hubs. We believe these stabilizing institutions further reduce the volatility of advertising spending in our markets.

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

Macroeconomic Indicators

Current economic challenges, including high and sustained inflation and interest rates have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising and subscription digital marketing solutions cancellations, declines in the purchase of new advertising by our clients, declines in the addition of new digital marketing solutions subscribers, and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

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
•Non-qualified employee stock purchase plan (launched January 1, 2022);
•Employee Assistance Program; and

•Employee discount program.

Race, background, age, gender, sexual orientation, religion, physical ability, perspective and life experience are all important elements of each and every one of our team members. We embrace this diversity because we care about our team members and because these individual perspectives contribute a wealth of knowledge, talent and experience that ultimately benefit the Company. We have work to do, but our goal is for everyone in the Company to be seen, heard and valued. We will accomplish this through increased awareness and empathy around the challenges faced by one another and by making diversity part of our culture and not just an initiative. In 2022, a Black Employee Resource Group, or B.E.R.G., was created with the mission to foster networking, professional development, mentoring and leadership opportunities with a focus on recruitment, retention, learning and development of Black people at Townsquare. Townsquare has also instituted diversity trainings for newly hired employees as well as ongoing trainings during employment. Townsquare's mission is to enhance the communities we serve and use our influential voices to improve and support all members of those communities.

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

As of December 31, 2023, we employed 2,159 full and part-time employees. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.

We employ individuals in a large variety of roles. On occasion, in order to protect our interests, we enter into employment agreements with certain of our employees, including members of the senior management team, product leaders, local market presidents and selected sales personnel and local media personalities. We do not believe that the loss of any one of these individuals, excluding certain key members of our senior management, would have a material adverse effect on our financial condition or results of operations, taken as a whole. Our risks related to losing key members of our senior management are more fully described in the section titled “Risk Factors.”

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

The following table sets forth, as of March 12, 2024, the number of our owned and operated radio stations by market, excluding booster stations, FM translator stations, and stations operated under Local Marketing Agreements (“LMAs”) (also known as Time Brokerage Agreements or “TBAs”).

Market	Stations
Abilene, TX	6
Albany-Schenectady-Troy, NY	5
Amarillo, TX	5
Atlantic City-Cape May, NJ	5
Augusta-Waterville, ME	3
Bangor, ME	5
Battle Creek, MI	2
Billings, MT	5
Binghamton, NY	4
Bismarck, ND	5
Boise, ID	6
Bozeman, MT	5
Buffalo-Niagara Falls, NY	4
Butte, MT	4
Casper, WY	6
Cedar Rapids, IA	3
Cheyenne, WY	3
Danbury, CT	2

Dubuque, IA (NR)	5
Duluth-Superior, MN, WI	5
El Paso, TX	3
Evansville, IN	5
Faribault/Owatonna, MN	4
Flint, MI	5
Ft. Collins-Greeley, CO	4
Grand Junction, CO	5
Grand Rapids, MI	5
Great Falls, MT	5
Kalamazoo, MI	3
Killeen-Temple, TX	5
Lafayette, LA	6
Lake Charles, LA	5
Lansing-East Lansing, MI	6
Laramie, WY	2
Lawton, OK	3
Lubbock, TX	6
Lufkin-Nacogdoches, TX	5
Missoula, MT (NR)	7
Montrose, CO	3
Monmouth-Ocean, NJ	5
New Bedford-Fall River, MA	2
Odessa-Midland, TX	5
Oneonta, NY	10
Owensboro, KY	2
Pittsfield, MA	6
Portland, ME	4
Portsmouth-Dover-Rochester, NH	4
Poughkeepsie, NY	8
Presque Isle, ME	3
Quad Cities, IA-IL	5
Quincy, IL-Hannibal, MO	4
Richland-Kennewick-Pasco, WA	7
Rochester, MN	10
Rockford, IL	4
San Angelo, TX	5
Sedalia, MO	3
Shelby, MT	2
Shreveport, LA	6
Sierra Vista, AZ	3

Sioux Falls, SD	8
St. Cloud, MN	6
St. George, UT	8
Texarkana, TX-AR	4
Trenton, NJ	4
Tuscaloosa, AL	6
Twin Falls-Sun Valley, ID	4
Tyler-Longview, TX	4
Utica/Rome, NY	5
Victoria, TX	3
Wenatchee, WA	8
Waterloo-Cedar Falls, IA	4
Wichita Falls, TX	4
Williston, ND	3
Yakima, WA	6

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

2.limited partnership or limited liability company membership interests where (a) the limited partner or member is not “materially involved” in the media-related activities of the partnership or limited liability company, and (b) the limited partnership agreement or limited liability company agreement expressly “insulates” the limited partner or member from such material involvement by inclusion of provisions specified in FCC rules; and

3.holders of less than 5.0% of a corporation’s voting stock.

In December 2018, the FCC initiated its 2018 review of the broadcast ownership rules (“2018 Notice”). The 2018 Notice sought comment on a number of matters, including the local radio ownership rule, the local television ownership rule, and the dual network rule, and several diversity proposals. At the time, litigation was still pending concerning the FCC’s 2017 decision that concluded the FCC’s 2010 and 2014 ownership proceedings. In April 2021, the U.S. Supreme Court upheld the FCC’s 2017 decision to eliminate certain media ownership restrictions, including the ban on common ownership of newspapers and radio stations within the same market and the radio/television cross-ownership rule. On June 4, 2021, the FCC’s Media Bureau adopted an Order implementing these rule changes, which became effective June 30, 2021.

While the 2018 proceeding remained pending, on December 22, 2022, the FCC’s Media Bureau issued a Public Notice (“2022 Notice”) announcing its 2022 broadcast ownership proceeding. The 2022 Notice did not propose any new rules or the elimination of any existing rules. It asked commenters whether the current rules need to be changed and to provide empirical evidence supporting such proposals. The 2022 Notice also asked for information regarding the media marketplace, including ongoing trends or developments, and how the rules impact minority and female ownership of broadcast stations. The comment period closed in October 2021, and the 2022 proceeding remains open. In December 2023, the FCC adopted a Report and Order resolving its 2018 proceeding. In the Report and Order, the FCC concluded that it would retain the majority of existing media ownership rules, making substantive changes only to the local television ownership rule.

Content and Operation

The Communications Act requires broadcasters to serve the “public interest.” To satisfy that obligation, broadcasters are required by the Communications Laws to present content that is responsive to community problems, needs and interests and to maintain certain records demonstrating such responsiveness. Complaints from audiences concerning a radio station’s content may be filed at any time and will be considered by the FCC both at the time they are filed and in connection with a licensee’s renewal application. FCC rules also require broadcasters to provide equal employment opportunities (“EEO”) in the hiring of new personnel, to abide by certain procedures in advertising employment opportunities, to make information available on employment opportunities on their websites (if they have one), and to maintain certain records concerning their compliance with EEO rules. The FCC will entertain individual complaints concerning a broadcast licensee’s failure to abide by the EEO rules and also conducts random audits on broadcast licensees’ compliance with EEO rules. We have been the subject of several EEO audits. To date, we have not received notice from the FCC with regard to those audits of any violation that would result in FCC action that could have a material adverse effect on our operations. Radio stations also must follow provisions in the Communications Laws that regulate a variety of other activities, including political advertising, the broadcast of obscene or indecent content, sponsorship identification, the broadcast of contests and lotteries, and technical operations (including limits on radio frequency radiation). In addition, there is new proposed federal legislation that would prohibit radio and other advertising of online sports gambling businesses. If the proposed legislation were to become law, this prohibition could have an adverse impact on our business.

Local Marketing and Joint Sales Agreements

A number of radio stations have entered into LMAs (also known as Time Brokerage Agreements) or Joint Sales Agreements (“JSAs”). In a typical LMA, the licensee of a radio station makes available, for a fee, airtime on its radio station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. A typical JSA authorizes one radio station to sell another radio station’s advertising time and retain the revenue from the sale of that airtime. A JSA typically includes a periodic payment to the radio station whose airtime is being sold (which may include a share of the revenue being collected from the sale of airtime). LMAs and JSAs are subject to compliance with the antitrust laws and the Communications Laws, including the requirement that the licensee must maintain independent control over the radio station and, in particular, its personnel, content and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the radio station receiving content from another station or whose time is being sold by another station maintains ultimate responsibility for, and control over, radio station operations and otherwise ensures compliance with the Communications Laws.

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

Antitrust and Market Concentration Considerations

Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”), either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the radio stations to be acquired is above $119.5 million, effective March 6, 2024. Our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire additional radio stations in its existing markets or multiple radio stations in new markets and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain radio stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35.0% of local radio advertising revenue, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35.0% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35.0% share of radio advertising revenue in many of our markets.

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

We are subject to risks and uncertainties related to general economic conditions and our business, some of which are beyond our control, including that:

•Macroeconomic factors such as inflation, rising interest rates, and changes in the economy have had, and may continue to have a material adverse effect on our business.

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

•We are dependent on key personnel.

•Artificial intelligence-based platforms present new risks and challenges to our business.

•Increases in or new royalties could adversely impact our business, financial condition and results of operations.

•Our substantial indebtedness could have an adverse impact on us.

•Capital requirements necessary to operate our business or consummate acquisitions could pose risks.

We face risks and uncertainties related to our industry and competition, including that:

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

We are subject to risks related to our financial reporting and accounting and the risks posed by potential future asset impairment of our FCC licenses and/or goodwill.

We are subject to risks and uncertainties related to technology that may affect our business, including that:

•New technologies could block our digital ads, and new restrictions on third-party cookies could harm our digital advertising business.

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

Risks Related to Economic Conditions and Our Business

Macroeconomic factors such as inflation, rising interest rates, and changes in the economy have had, and may continue to have a material adverse effect on our business.

A substantial majority of our net revenue is generated from the sale of local, regional and national advertising on our digital properties and radio stations. In addition, our target clients for our digital marketing solutions business are SMBs. Periods of economic slowdown and uncertainty, recession or recessionary indicators, increases in unemployment rates, interest rates and inflation rates, prolonged supply chain disruptions or labor shortages, market volatility, or a reduction in consumer confidence in the U.S. economy may have a material adverse impact on our business, financial condition and results of operations. Decisions by advertisers and subscribers to delay, reduce or cancel their advertising, campaign, or subscription spending on our platforms based on changes in economic conditions could also slow our revenue growth or reduce our revenues, and SMBs, who generally have less resources than larger companies, may limit their spending. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets (including concentrations in and around the Northeast, Upper Midwest, Texas and the Mountain West) could be adversely affected by local or regional economic downturns. A downturn in the U.S. economy could also adversely affect our advertising revenue and our results of operations.

In addition, a significant percentage of our advertising revenue is generated from the sale of advertising and marketing solutions to the automotive, entertainment, and retail industries. These industries, among others, have been adversely affected by prior downturns in the economy, and may be adversely affected by any future downturns in the economy, and a significant decrease in advertising revenue from advertisers in these industries in the future could have a material adverse effect on our business, financial condition and results of operations. Decisions by SMBs targeted by Townsquare Interactive, our digital marketing services business to delay or reduce their spending and their web presence based on economic conditions could slow our subscriber growth or increase our subscriber attrition.

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

Approximately 0.6% and 1.6% of our net revenue for the years ended December 31, 2023 and 2022, respectively, consisted of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years and especially the years in which the U.S. President is elected, has the potential to create fluctuations in our operating results on a year-to-year basis. For example, we had political advertising revenue of $2.9 million and $7.5 million, during 2023 and 2022, respectively. In addition, political advertising revenue is dependent on the level of political ad spend and competitiveness of local, state and national elections within each local market.

If we are unable to retain our digital audience, our business may be adversely affected.

The increasing number of digital media options available on the internet, through social networking platforms and through mobile and other devices distributing news and other content is expanding consumer choice significantly. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content than they do on the source or reliability of such content. The popularity of news aggregation websites, customized news feeds (often free to users), and AI driven content, may reduce our traffic levels by creating a disincentive for the audience to visit our websites or use our mobile applications. In addition, the undifferentiated presentation of some of our content in aggregation with other content may lead audiences to fail to distinguish our content from the content of other providers. Our reputation for quality journalism and content are important in competing for revenue in this environment and are based on consumer and advertiser perceptions. If consumers fail to differentiate our content from other content providers in digital media, or if the quality of our journalism or content is perceived as less reliable, we may not be able to increase our online traffic sufficiently or retain a base of frequent visitors to our local and national digital properties.

Online traffic is also driven by internet search and social media referrals, including search results provided by Google, the primary search engine directing traffic to our websites, and links from Facebook, the primary social media platform directing traffic to our websites. Search engines and social platforms frequently update and change the methods and algorithms for directing traffic to websites, or change methodologies or metrics for valuing the quality and performance of internet traffic on delivering cost-per-click advertisements. Any such changes could decrease the amount of revenue that we generate from online advertisements. The failure to successfully manage search engine optimization efforts across our business could result in a significant decrease in traffic to our various websites, which could result in substantial decreases in conversion rates and repeat business, as well as increased costs if we were to replace free traffic with paid traffic, any or all of which would adversely affect our business, financial condition and results of operations.

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

In addition, some automobile manufacturers have removed AM radio functionality from their vehicles. Although Congress is considering legislation to maintain AM radio in vehicles, we cannot predict whether these legislative efforts will be successful, or their impact on our business.

Further, we cannot predict the effect, if any, that competition arising from new technologies may have on the radio broadcasting and digital advertising industries or on our business, financial condition and results of operations, some of which could result in the imposition of significant costs and expenses not previously part of our business operations.

The failure or destruction of transmitter and other facilities that we depend upon to distribute our content could materially adversely affect our business, financial condition and results of operations.

We use studios, satellite systems, transmitter facilities and the internet to originate and/or distribute our content. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite uplinks, telecom circuits and internet connectivity. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), weather events or wildfires (which may increase in frequency due to climate change), various acts of terrorism, war or armed conflict, power outages, major telecom and internet connectivity failures or satellite failures. Our ability to distribute content to our radio station audience and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until we fix issues that arise or third-party services resume when applicable, the inability to originate or distribute content could have a material adverse effect on our business, financial condition and results of operations.

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

The success of our radio stations is significantly impacted by our on-air talent, and we compete for on-air talent with other radio stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, cable television, satellite television, the internet and satellite radio. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons, and the contracts we have with certain talent generally are limited in duration. Any adverse changes in particular programs or on-air talent in a particular market could have a negative impact on our ratings and generally could have a material adverse effect on our ability to attract advertisers, which could negatively impact our business, financial condition or results of operations. In addition, the FTC proposed rules that, if adopted, would ban most post-termination non-compete clauses and require employers to rescind existing ones. If adopted, these new rules could have a material adverse impact on our ability to retain key personnel.

Artificial intelligence-based platforms present new risks and challenges to our business.

We are currently developing several artificial intelligence (“AI”) initiatives, both internally and with external partners. Our efforts to develop, acquire or integrate these technologies involve time, costs, and other resources. Issues relating to the use of new and evolving technologies such as AI and machine learning may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow its adoption, and therefore harm our business. Further, if our efforts to develop, acquire or integrate these technologies are unsuccessful, it may have a materially adverse impact on our business, future prospects and financial position.

The use of AI systems by our business partners may lead to novel and urgent cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. In addition, the legal and regulatory framework surrounding AI is developing rapidly, and new or changing standards may require significant resources to modify and maintain business practices to comply with United States international laws concerning the use of AI, the nature of which cannot be determined at this time.

Our competitors may also be able to devote greater resources to the development, promotion, and sale of their software solutions and services. If our competitors’ products, services or platforms become more accepted than our solutions, if our competitors are able to respond more quickly and effectively to new or changing opportunities, technologies, or customer requirements, or if their products or services are more technologically capable than ours, it may have a material adverse effect on our business, results of operations, and financial condition.

Increases in or new royalties could adversely impact our business, financial condition and results of operations.

We pay royalties to song composers and publishers through four performing rights organizations (“PROs”). Royalties are currently paid to Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”), SESAC, Inc. (“SESAC”) and Global Music Rights, Inc. (“GMR”), for the performance of musical compositions on our radio stations and websites. We also pay royalties to Sound Exchange for the streaming of sound recordings. Royalty rates are subject to adjustment and it is possible that our royalty rates associated with obtaining rights to use compositions and sound recordings in our programming content could increase as a result of private negotiations, regulatory rate-setting processes, or administrative and court decisions. In addition, should one or more new PROs establish that we use compositions or sound recordings to which they have the rights, the royalties we pay could increase.

From time to time, Congress considers legislation that could require that radio broadcasters pay performance royalties to record labels, recording artists, and other copyright holders. The proposed legislation has been the subject of considerable debate and activity by the radio broadcast industry and other parties that could be affected. We cannot predict whether any proposed legislation will become law. The proposed legislation would add additional royalties to be paid, likely to Sound Exchange, for the benefit of record labels (or other sound recording copyright holders) and artists. If adopted, this would increase the cost of music and other sound recordings. It is currently unknown what proposed legislation, if any, will become law, however, such additional royalties could have an adverse effect on our business, financial condition and results of operations.

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

We have a significant amount of indebtedness. As of December 31, 2023, we had $499.7 million of outstanding indebtedness, net of deferred financing costs of $4.0 million, with annual cash interest expense requirements of approximately $34.6 million. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We may incur substantial additional amounts of indebtedness, as well as incur significant non-debt obligations, which could further exacerbate the risks associated with such indebtedness. Our substantial indebtedness could have other significant effects on our business.

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

Risks Related to Our Financial Reporting and Accounting

We have remediated several material weaknesses in our internal control over financial reporting in prior years. If we experience additional material weaknesses in the future, our business may be harmed.

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

Remediation efforts, when necessary, place a significant burden on management and add increased pressure to our financial resources and processes. If we identify material weaknesses in our internal control over financial reporting in the future, our business may be harmed. Such harm may include: (i) failure to accurately report our financial results, to prevent fraud or to meet our SEC reporting obligations on a timely basis or at all; (ii) material misstatements in our Consolidated Financial Statements and harm to our operating results and investor confidence; and (iii) a material adverse effect on the trading price of our stock. In addition, the foregoing could subject us to sanctions or investigations by the NYSE, the SEC or other regulatory authorities, and result in the breach of covenants in our debt agreements, any of which could have a material adverse impact on our operations, financial condition, results of operations, liquidity and our stock’s trading price.

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

As of December 31, 2023, our FCC licenses and goodwill comprised approximately 27.8% and 24.1% of our consolidated total assets, respectively. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. The fair value measurements for both our goodwill and indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.

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

Technologies have been developed that can block the display of our ads and that provide tools to users to opt out of our advertising products. Most of our revenue from our digital advertising businesses are derived from fees paid to us by advertisers in connection with the display of ads on web pages for our users. As a result, such technologies and tools could adversely affect our operating results. In order to effectively target digital advertising campaigns, we use a combination of first and third-party data. Any restrictions that limit the use of third-party cookies could impact our ability to deliver effective digital advertising results which could adversely affect our operating results.

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

The radio industry is subject to extensive regulation by the FCC under the Communications Act. Our radio stations depend upon maintaining their broadcasting licenses issued by the FCC, which are currently issued for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, the FCC granted all of the license renewal applications that were filed for our radio stations for full eight-year terms. The next license renewal cycle begins in 2027. We cannot be certain that our future license renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our business, financial condition and results of operations, result in material impairment or adversely affect our liquidity and financial condition. If any of our FCC licenses are not renewed, it would prevent us from operating the affected radio station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a radio station license while a renewal application for that radio station is pending. In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations. FCC regulations limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on our operations and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our business. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our business, financial condition and results of operations. For further details on federal regulation of radio broadcasting, see “Business-Federal Regulation of Radio Broadcasting.”

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

Furthermore, in recent years the FCC has increased its enforcement of regulations requiring a radio station to include an on-air announcement which identifies the sponsor of all advertisements and other matter broadcast by any radio station for which any money, service or other valuable consideration is received. Fines for such violations can be substantial as they are dependent on the number of times a particular advertisement or other material is broadcast.

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

Acquisitions have been and may continue to be, an important component of our overall strategy. The acquisition of a radio station requires the prior approval of the FCC and may require approvals by other governmental agencies, such as the DOJ or the FTC. To obtain that approval, a proposed acquirer is required to file a transfer of control or assignment of license application with the FCC. The Communications Act and FCC rules allow members of the public and other interested parties to file petitions to deny or other objections to the FCC with respect to the grant of any transfer or assignment application. The FCC could rely on those objections or its own initiative to deny a transfer or assignment application or to require changes in the transaction, including the divestiture of radio stations and other assets, as a condition to having the application granted. Although we do not currently expect such divestitures to be material to our financial position or results of operations, no assurances can be provided that we would not be required to divest additional radio stations in connection with obtaining such approval, or that any such required divestitures would not be material to our financial position or results of operations. The FCC could also change its existing rules and policies to reduce the number of radio stations that we would be permitted to acquire in some markets. For these and other reasons, there can be no assurance that the FCC will approve potential future acquisitions that we deem material to our business. See “-There are risks associated with our acquisition strategy” for additional information regarding FCC and other regulatory approvals required for acquisitions.

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

We are subject to federal and state data protection and privacy laws and regulations that require us to comply with specific consumer protection, information security and data protection and privacy requirements. The legal and regulatory landscape continues to evolve, with new laws being enacted or coming into force. Additionally, we are required to comply with the CCPA, which requires us to update both our internal and external policies and procedures to meet our compliance obligations under CCPA. Compliance with CCPA may require that we change or amend activities that involve personal information, which may impact business operations or our ability to effectively use personal information in our control. Furthermore, as mentioned under “Our engagement of third-party service providers increases our exposure to security and data privacy risks” above, such requirements include allowing consumers to limit our use of their personal information, or delete it entirely.

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

We began paying quarterly cash dividends in 2023, although any future cash dividends will be at the discretion of our board of directors and other factors. You may not receive any return on investment unless you are able to sell your Class A common stock for a price greater than your purchase price.

On March 6, of 2023, the board of directors approved a quarterly dividend of $0.1875 per share for holders of record as of March 27, 2023. On February 28, 2024, the board of directors increased the quarterly dividend to $0.1975 per share. We previously paid a quarterly dividend of $0.075 per share starting in 2018, which was ceased in 2020 as a result of uncertainty created by the COVID-19 pandemic. Any determination to continue to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing our indebtedness, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares, realization of a gain on your investment may depend on the appreciation of the price of our Class A common stock, which may never occur.

Anti-takeover provisions in our certificate of incorporation or bylaws may delay, discourage or prevent a change in control.

Our certificate of incorporation and bylaws contain provisions that may delay, discourage or prevent a merger or acquisition that a stockholder may consider favorable. As a result, stockholders may be limited in their ability to obtain a premium for their shares.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Company’s information security is managed by the Executive Vice President, Finance, Operations and Technology, whose team leads enterprise-wide cybersecurity strategy, policy, education and training, standards, architecture, processes, monitoring and implementation. The status of the Company’s cyber risk and threat profile and any proposed plans to strengthen the Company’s information security systems or assessments thereof are reported to senior management and the audit committee of our board of directors.

The Company has implemented and continues to enhance a comprehensive set of cybersecurity measures based on industry best practices that are meant to protect confidential information, minimize vulnerabilities and intrusions, and maximize detection and response and restoration capabilities. Key components of our strategy include employee training, identity management, multi-factor authentication, endpoint security, detection and response SOCs, privileged access and endpoint management, network traffic inspection, email security, local and cloud-based backups, and third party vulnerability testing and remediation.

Our strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors in this Annual Report.

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

As of December 31, 2023, we owned 52 facilities containing broadcast studios and 278 towers in our 74 markets. Where we do not own studios or towers, we lease these facilities. In addition, we lease various office facilities across the U.S. for our corporate, digital marketing solutions, and e-commerce operations, including a space in Purchase, New York for our principal corporate office. We also lease venues to host our live events from time to time.

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

Item 3. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the year ended December 31, 2023. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Holders

On March 12, 2024 the Company had 126 Class A common stockholders of record and 4 Class B common stockholders of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

In 2018 the Company paid its first cash dividend of $0.075 per share, and paid equivalent dividends on a quarterly basis through the second quarter of 2020. Each quarterly dividend payment was approximately $2.1 million in the aggregate. The final dividend payment was made to shareholders of record as of April 2, 2020 on May 15, 2020. Due to the economic circumstances and uncertainty created by the COVID-19 pandemic, our board of directors determined to cease payment of quarterly cash dividends following the May 2020 dividend payment. On March 6, 2023, the board of directors approved a quarterly dividend of $0.1875 per share and subsequently paid equivalent dividends in the second, third and fourth quarters of 2023, and the first quarter of 2024. Each quarterly dividend payment was approximately $3 million in the aggregate. On February 28, 2024, the board of directors approved a quarterly dividend of $0.1975 per share. The dividend will be paid to holders of record as of April 5, 2024 on May 1, 2024.

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

Recent Sale of Unregistered Securities

None.

Issuer Purchase of Equity Securities

There were no repurchases of our common stock during the quarter ended December 31, 2023.

Securities Authorized for Issuance under Equity Compensation Plans

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

OUR BUSINESS

Townsquare is a community-focused digital media and marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management as well as other monthly digital services for approximately 24,000 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of (a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and (b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 350 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

Our primary sources of net revenue are the sale of digital and broadcast advertising solutions on our owned and operated websites, radio stations’ online streams and mobile applications, and on third party websites through our in-house digital programmatic advertising platform. Through our digital programmatic advertising platform, we are able to hyper-target audiences for our local, regional and national advertisers by combining first and third party audience and geographic location data, providing them the ability to reach a high percentage of their online audience. We deliver these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We also offer subscription digital marketing solutions through Townsquare Interactive to small and medium-sized local and regional businesses in markets outside the top 50 across the United States, including, but not limited to the markets in which we operate radio stations. Our digital marketing solutions include traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring and social media management.

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

Advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as dollars spent on advertising has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of January 25, 2024, U.S. GDP increased 2.5% for the year ended December 31, 2023.

We strive to maximize our net revenue by managing our digital and broadcast advertising inventory and adjusting prices based on supply and demand and by broadening our base of advertisers and subscribers. Our selling and pricing activity is based on demand for our advertising inventory and, in general, we respond to this demand by varying prices rather than by varying our target inventory levels. The optimal number of advertisements available for sale depends on the platform and in the case of our radio stations, their online streams and mobile applications, the programming format of a particular radio station. Each of our advertising products has a general target level of available inventory. We seek to broaden our base of local advertisers in each of our markets by providing a wide array of digital and broadcast solutions to help clients grow their business and achieve their goals.

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

Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2023, we recorded $15.0 million of capital expenditures, which represented 3.3% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.

OVERVIEW OF OUR PERFORMANCE

Changes in our Business

Acquisition of Cherry Creek

On June 17, 2022, the Company acquired Cherry Creek Broadcasting LLC (“Cherry Creek”) for a total cash purchase price of $18.5 million, net of closing adjustments. The results of Cherry Creek's operations have been included in our Consolidated Financial Statements, following the closing of the acquisition on June 17, 2022. Pro forma information has not been presented because the effect of the acquisition is not material. For further discussion on the Cherry Creek acquisition, see Note 4, Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements.

Macroeconomic Indicators

Current economic challenges, including high and sustained inflation and interest rates have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising and subscription digital marketing solutions cancellations, declines in the purchase of new advertising by our clients, declines in the addition of new digital marketing solutions subscribers, and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

The extent of the impact of current economic conditions will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence (including effects on advertising activity, consumer discretionary spending and our employees in the markets in which we operate).

Highlights of Our Financial Performance

Certain key financial developments in our business for the year ended December 31, 2023 as compared to 2022 are summarized below:

•Net revenue for the year ended December 31, 2023, decreased $8.8 million, or 1.9%, as compared to the year ended December 31, 2022. Our Broadcast Advertising net revenue decreased $12.2 million, or 5.4% and our Subscription Digital Marketing Solutions net revenue decreased $8.2 million, or 9.1% as compared to the year ended December 31, 2022. These decreases were partially offset by a $9.9 million or 7.1% increase in our Digital Advertising net revenue and a $1.6 million, or 18.6%, increase in our Other net revenue.

•Excluding revenue related to political advertising of $2.9 million and $7.5 million for the years ended December 31, 2023 and 2022, respectively, net revenue decreased $4.2 million, or 0.9% to $451.3 million. Broadcast Advertising net revenue decreased $7.8 million, or 3.6%, to $209.0 million and Digital Advertising net revenue increased $10.2 million, or 7.3%, to $150.1 million.

•Operating income decreased $74.7 million to an operating loss of $19.1 million for the year ended December 31, 2023, as compared to operating income of $55.6 million for the year ended December 31, 2022. Operating income decreased due to an increase in total non-cash impairment charges of $59.5 million, the $8.8 million decrease in net revenue as discussed above, an increase in stock-based compensation of $4.2 million and an increase in direct operating expenses of $4.3 million. These increases were partially offset by a $3.3 million decrease in transaction and business realignment costs.

•Our Broadcast Advertising segment reported an operating loss of $33.8 million, compared to operating income of $27.6 million for the year ended December 31, 2022, due to an increase in total non-cash impairment charges of $47.5 million and the $12.2 million decrease in net revenue. Our Subscription Digital Marketing Solutions segment reported operating income of $21.3 million, a decrease of $3.0 million from 2022, due to the $8.2 million decrease in net revenue, partially offset by a $5.3 million decrease in direct operating expenses. Our Digital Advertising segment reported operating income of $44.9 million, an increase of $2.8 million from 2022, due to the $9.9 million increase in net revenues, partially offset by a $6.7 million increase in direct operating expenses.

Consolidated Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Year Ended December 31,
Statement of Operations Data:	2023	2022	$ Change	% Change

Net revenue	$454,231	$463,077	$(8,846)	(1.9)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	329,197	324,931	4,266	1.3%
Depreciation and amortization	19,200	19,044	156	0.8%
Corporate expenses	25,023	24,428	595	2.4%
Stock-based compensation	8,033	3,797	4,236	111.6%
Transaction and business realignment costs	1,169	4,448	(3,279)	(73.7)%
Impairment of intangible assets, investments, goodwill, and long-lived assets	90,578	31,114	59,464	191.1%
Net loss (gain) on sale and retirement of assets	170	(275)	445	**
Total operating costs and expenses	473,370	407,487	65,883	16.2%
Operating (loss) income	(19,139)	55,590	(74,729)	(134.4)%
Other expense (income):
Interest expense, net	37,249	39,828	(2,579)	(6.5)%
Gain on repurchases of debt	(1,249)	(108)	(1,141)	**
Other (income) expense, net	(5,975)	2,044	(8,019)	**
(Loss) income from operations before tax	(49,164)	13,826	(62,990)	(455.6)%
Income tax benefit	(6,142)	(564)	(5,578)	**
Net (loss) income	$(43,022)	$14,390	$(57,412)	(399.0)%
**Percent change not meaningful.

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for each of the years ended December 31, 2023 and 2022, respectively (in thousands):

	Net Revenue				Direct Operating Expenses
	For the Year Ended December 31,				For the Year Ended December 31,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Subscription Digital Marketing Solutions	$82,220	$90,402	$(8,182)	(9.1)%	$58,973	$64,282	$(5,309)	(8.3)%
Digital Advertising	150,276	140,355	9,921	7.1%	104,381	97,661	6,720	6.9%
Broadcast Advertising	211,725	223,879	(12,154)	(5.4)%	156,056	155,355	701	0.5%
Other	10,010	8,441	1,569	18.6%	9,787	7,633	2,154	28.2%
Total	$454,231	$463,077	$(8,846)	(1.9)%	$329,197	$324,931	$4,266	1.3%

Net Revenue

Net revenue for the year ended December 31, 2023 decreased by $8.8 million, or 1.9%, as compared to the same period in 2022. Our Broadcast Advertising net revenue decreased $12.2 million, or 5.4%, due to decreases in the purchases of advertising by our clients. Our Subscription Digital Marketing Solutions net revenue decreased $8.2 million, or 9.1% as compared to the year ended December 31, 2022, due to a reduction of net subscribers. These decreases were partially offset by a $9.9 million, or 7.1%, increase in our Digital Advertising net revenue due to purchases of new advertising and a $1.6 million, or 18.6%, increase in our Other net revenue due to an increase in live events held during 2023.

Direct Operating Expenses

Direct operating expenses for the year ended December 31, 2023 increased by $4.3 million, or 1.3%, when compared with the same period in 2022. Our Digital Advertising direct operating expenses increased $6.7 million, or 6.9%, primarily driven by higher inventory costs and headcount related expenses to support revenue growth. Other direct operating expense increased $2.2 million, or 28.2%, due to an increase in live events held during 2023. Our Subscription Digital Marketing Solutions direct operating expenses decreased $5.3 million, or 8.3%, as compared to the same period in 2022. The decrease was primarily driven by lower compensation and sales expenses. Our Broadcast Advertising direct operating expenses for the year ended December 31, 2023 increased $0.7 million, or 0.5%, as compared to 2022.

Stock-based Compensation

Stock-based compensation expense for the year ended December 31, 2023 increased $4.2 million, or 111.6%, as compared to the same period in 2022, due to grants during the fourth quarter of 2022 and the first quarter of 2023. For further discussion, see Note 11, Stockholders' Equity, in the Notes to the Consolidated Financial Statements.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the year ended December 31, 2023 decreased $3.3 million, or 73.7%, as compared to 2022, primarily due to the Cherry Creek acquisition during 2022.

Impairment of Intangible Assets, Investments, Goodwill and Long-Lived Assets

The Company recorded total impairment charges of $90.6 million related to intangible assets, investments, goodwill, and long-lived assets during the year ended December 31, 2023. We recorded total impairment charges of $70.9 million related to FCC licenses in 36 of our 74 local markets during the year ended December 31, 2023, as compared to $26.1 million of impairment charges related to FCC licenses in nine of our 74 local markets during the year ended December 31, 2022. The impairment charges were primarily driven by an increase in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, decreases in third-party forecasts of broadcast revenues and an increase in the estimate of initial capital costs due to rising prices.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 50-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment performed as of December 31, 2023 would have caused the estimated fair values of our FCC licenses to decrease by $13.0 million which would have resulted in an additional impairment charge of $9.9 million. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $17.1 million which would have resulted in a further impairment charge of $14.0 million as of December 31, 2023. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

During the fourth quarter of 2023, the Company revised its near-term revenue and operating margin expectations for the Live Events reporting unit in consideration of the performance of events during the period. As a result, the Company determined that the fair value of the Live Events reporting unit was less than its carrying amount resulting in the recognition of a non-cash goodwill impairment charge of $1.4 million.

During the third quarter of 2023, in connection with an interim goodwill impairment assessment, the Company concluded that the carrying amount of the Local Advertising reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $2.8 million. An interim impairment assessment was considered necessary as a result of declines in traditional broadcast revenue and an increase in the weighted average cost of capital. Following the non-cash goodwill impairment charge, the Local Advertising reporting unit had no remaining goodwill.

Unfavorable changes in certain key assumptions utilized in determining the fair values of each of our reporting units, may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital assumption for each of our reporting units would cause the estimated fair values of our National Digital, Townsquare Ignite, Analytical Service, Townsquare Interactive and Live Events reporting units to decline, resulting in a decrease in the fair value in excess of their respective carrying values by approximately 6%, 5%, 8%, 9%, and 4%, respectively. Further, keeping all other assumptions constant, a 10% decline in the estimated fair value of each reporting unit, due to other changes in assumptions, including forecasted future cash flows, would have resulted in an incremental goodwill impairment charge of approximately $0.3 million for the Live Events reporting unit.

For further discussion, see Note 6, Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements.

During the year ended December 31, 2023, the Company recorded an impairment charge of $14.5 million related to certain of its equity securities, which are measured at cost minus impairment. The Company recorded an impairment charge of $1.2 million related to one of our investments during the year ended December 31, 2022. For further discussion, see Note 7, Investments, in the Notes to Consolidated Financial Statements.

We recorded $2.9 million in impairment losses during the year ended December 31, 2022 due to changes in the fair value of the Company's digital assets. For further discussion, see Note 6, Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
2026 Notes	$35,534	$36,999
Capital leases and other	1,350	1,140
Deferred financing costs	2,086	1,879
Interest income	(1,721)	(190)
Interest expense, net	$37,249	$39,828

Gain on Repurchase of Debt

During the year ended December 31, 2023, the Company voluntarily repurchased an aggregate $27.1 million principal amount of its 2026 Notes at or below par, plus accrued interest. The Company wrote-off approximately $0.3 million of unamortized deferred financing costs, recognizing a total net gain of $1.2 million in connection with the voluntary repurchases of its 2026 Notes. The repurchased notes were canceled by the Company.

Other (Income) Expense, Net

Realized Gain on Investment

During the year ended December 31, 2023, one of the Company's investments was acquired in a private transaction. The Company recognized a $5.2 million gain on the transaction, based on total consideration received in the amount of $6.0 million. See Note 7, Investments, in the Notes to the Consolidated Financial Statements for further discussion related to this investment.

Sale of Digital Assets
During the year ended December 31, 2023, the Company sold its digital assets with a carrying value of $2.1 million, recognizing a gain on the sale of $0.8 million. For further discussion, see Note 6, Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements.

Unrealized Loss on Investment

Other (income) expense, net includes unrealized losses related to measuring the fair value of one of the Company's investees. During the year ended December 31, 2023, the Company recorded a total unrealized net loss of $0.4 million, as compared to $2.1 million during 2022. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Benefit from income taxes

We recognized an income tax benefit of $6.1 million for the year ended December 31, 2023 as compared to $0.6 million for the same period in 2022. Our effective tax rate was approximately 12.5% for the year ended December 31, 2023 as compared to (4.1)% for the year ended December 31, 2022. The increase in the effective tax rate is primarily driven by an increase in the valuation allowance for interest expense carryforward.

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

Liquidity and Capital Resources

	Year Ended December 31,
(in thousands)	2023	2022
Cash and cash equivalents	$61,046	$43,417
Restricted cash	503	496

Cash provided by operating activities	$67,827	$50,185
Cash used in investing activities	(3,569)	(37,764)
Cash used in financing activities	(46,622)	(19,507)
Net increase (decrease) in cash and cash equivalents	$17,636	$(7,086)

Operating Activities

Net cash provided by operating activities was $67.8 million for the year ended December 31, 2023, as compared to $50.2 million for the same period in 2022. This increase was primarily related to lower prepaid expenses and accounts receivable, as well as higher accounts payable and accrued expenses due to the timing of payments.

Investing Activities

Net cash used in investing activities was $3.6 million for the year ended December 31, 2023, as compared to $37.8 million for the same period in 2022. The decrease in net cash used in investing activities was primarily due to the payment for the Cherry Creek acquisition of $18.5 million and the purchase of digital assets of $5.0 million during 2022 that did not reoccur in 2023. Additionally, during the year ended December 31, 2023, the Company received cash proceeds of $7.7 million and $3.0 million related to the sales of assets and investment related transactions and digital assets, respectively.

Financing Activities

Net cash used in financing activities was $46.6 million for the year ended December 31, 2023, as compared to $19.5 million for the same period in 2022. The increase in net cash used in financing activities was primarily due to a $16.4 million increase in stock repurchases, $6.8 million of incremental repurchases of 2026 Notes in 2023 as compared to 2022, and dividend payments of $9.3 million in 2023, partially offset by an increase in proceeds from stock options exercised.

Sources of Liquidity and Anticipated Cash Requirements

We fund our working capital requirements through a combination of cash flows from our operating, investing, and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing, and financing activities will enable us to meet our working capital, capital expenditures, dividend payments, debt service, and other funding requirements for at least one year from the date of this report. Future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, some of which are beyond our control. In particular during the period of uncertainty related to the COVID-19 pandemic, we focused on and will continue to monitor our liquidity.

As of December 31, 2023, we had $499.7 million of outstanding indebtedness, net of deferred financing costs of $4.0 million.

Based on our terms of our 2026 Notes, as of December 31, 2023, we expect our debt service requirements to be approximately $34.6 million over the next twelve months. See Note 8, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

As of December 31, 2023, we had $61.0 million of cash and cash equivalents, $60.8 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million as of December 31, 2023 and 2022, respectively, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

On November 6, 2023, the board of directors approved a quarterly dividend of $0.1875 per share. The $3.1 million dividend was paid to holders of record as of January 2, 2024 on February 1, 2024. On February 28, 2024, the board of directors approved a quarterly dividend of $0.1975 per share. The dividend will be paid to holders of record as of April 5, 2024 on May 1, 2024.

During 2023, the Company voluntarily repurchased an aggregate $27.1 million in principal amount of its 2026 Notes below par, plus accrued interest. The Company may repurchase additional amounts in future periods.

On June 16, 2023, the Company repurchased 1.5 million shares of the Company’s Class C common stock in the aggregate amount of $14.6 million from MSG National Properties, LLC ("MSG"). The shares were retired upon repurchase. Additionally, the Company repurchased approximately 0.2 million shares of Class A common stock for approximately $2.1 million, during the twelve months ended December 31, 2023.

Our anticipated uses of cash in the near term include working capital needs, interest payments, dividend payments, other obligations, and capital expenditures. The Company believes that the cash generated by its operations should be sufficient to meet its liquidity needs for at least the next 12 months. However, our ability to fund our working capital needs, dividend payments, debt payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

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

Stock-based Compensation

We measure and recognize stock-based compensation expense related to stock-based transactions, including employee awards and the Employee Stock Purchase Plan, (“ESPP”) based on the fair value of the award on the grant date. The fair values of restricted stock awards are determined based on the fair market value of our common stock at the time of grant. We estimate the fair value of option awards using the Black-Scholes or Monte Carlo option-pricing models for service and market-based options, respectively. We estimate the fair value of the ESPP based on the estimated grant-date fair value determined using the Black-Scholes model. These models require assumptions including the fair value of our common stock, expected volatility, expected term of the award, exercise timing, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest or on derived service period. We account for forfeitures as a reduction of compensation cost in the period when such forfeitures occur.

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

We evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. As of December 31, 2023, the Company has recorded $38.5 million of valuation allowance against its net operating losses and tax credit carry forwards. Revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred income tax assets.

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

Item 8. Financial Statements and Supplementary Data

The information in response to this item is included in our Consolidated Financial Statements, together with the reports thereon of BDO USA, P.C., beginning on page F-1 of this Annual Report on Form 10-K, which follows the signature page hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on the evaluation performed as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer determined that the Company’s internal control over financial reporting was effective as of December 31, 2023.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

Our independent registered public accounting firm, BDO USA, P.C., independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in the firm’s attestation report, which appears on page F-3.

PART III

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to the information in the 2024 Proxy Statement under the caption “Directors and Corporate Governance” and “Executive Officers.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in the 2024 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information in the 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes information, as of December 31, 2023, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance. For more information on these plans, see Note 11, Equity, in our Notes to Consolidated Financial Statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	11,056,324	$7.74	11,814,800
Equity compensation plans not approved by security holders	—	—	—
Total	11,056,324	$7.74	11,814,800

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Plan constitutes a sub-plan under the Townsquare Media, Inc. 2014 Omnibus Incentive Plan. Under the ESPP, eligible employees may authorize payroll deductions of at least 3% but no more than 15% of their current compensation of each payday during six month offering periods which commence on January 1 and July 1. Contributions are subject to an annual limitation of $25,000, and are used to purchase shares of Class A common stock at 90% of the fair market value of the Class A common stock on either the first or last day of an offering period, whichever is lower. The total number of shares purchased during each offering period may not exceed 2,000 shares per eligible participant and the total aggregate discount price for any calendar year may not exceed an annual limitation of $600,000. The first offering period for the ESPP commenced on January 1, 2022. During the year ended December 31, 2023, the total amount of common stock issued under the ESPP totaled 111,709 shares of Class A common stock. During the year ended December 31, 2022, a total of 102,224 shares of Class A common stock were issued under the ESPP.

Stock Repurchase Plan

On December 16, 2021, the Board of Directors approved a stock repurchase plan (the “2021 Stock Repurchase Plan”), pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period. Repurchases of common stock under the repurchase plan may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the year ended December 31, 2023, the total amount of shares repurchased under the 2021 Stock Repurchase Plan was 183,768 shares. During the year ended December 31, 2022, a total of 25,623 shares were repurchased under the 2021 Stock Repurchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in the 2024 Proxy Statement under the captions “Directors and Corporate Governance,” “Executive Officers" and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in the 2024 Proxy Statement under the caption “Other Audit Committee Matters.”

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

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
3.1	Certificate of Incorporation of Townsquare Media, Inc.		S-1/A		3.1	7/14/2014

3.2	Bylaws of Townsquare Media, Inc.		S-1/A		3.2	7/14/2014

4.1	Indenture dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee		8-K		4.1	4/1/2015

4.2	Form of 6.500% Senior Note due 2023		8-K		4.2	4/1/2015

4.3	Warrant Agreement, dated as of July 25, 2014, by and among Townsquare Media, Inc., the persons set forth on Schedule I thereto, and any other registered holders of the Warrant Certificates (as defined therein) from time to time party thereto		8-K		10.2	7/31/2014

4.4	Indenture, dated as of January 6, 2021, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and notes collateral agent.		8-K		4.1	1/6/2021

4.5	Form of 6.875% Senior Note due 2026		8-K		4.2	1/6/2021

4.6	Description of Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	X

10.1.1	Credit Agreement dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the lenders and financial institutions party thereto		8-K		10.1	4/1/2015

10.1.2	Guarantee and Security Agreement dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors party thereto and Royal Bank of Canada, as administrative and collateral agent		8-K		10.2	4/1/2015

10.1.3	Incremental Amendment Agreement No. 1, dated as of September 1, 2015, among Townsquare Media, Inc. and Royal Bank of Canada as administrative agent and Incremental Term Lender		10-Q/A	9/30/2015	10.2	11/9/2015

10.1.4	Amendment No. 2, dated as of February 8, 2017, to the Credit Agreement, dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent, and the other parties thereto.		10-K	12/31/2016	10.4	3/13/2017

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.1.5	Amendment No. 3, dated October 20, 2017, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015 and Amendment No. 2 dated as of February 8, 2017) (the “Credit Agreement”), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	9/30/2017	10.5	11/7/2017

10.1.6	Amendment No. 4, dated April 30, 2019, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015, Amendment No. 2 dated as of February 8, 2017 and Amendment No. 3 dated as of October 20, 2017), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	3/31/2019	10.1	5/7/2019

10.1.7	Amendment No. 5, dated April 13, 2020, to the Credit Agreement, dated as of April 1, 2015, as amended, among Townsquare Media, Inc., each lender from time to time party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2020)		8-K		10.1	4/17/2020

10.2.1 *	Employment Agreement, between Townsquare Media, Inc. and Bill Wilson, dated October 16, 2017.		8-K		10.1	10/19/2017

10.2.2 *	Employment Agreement Amendment, dated April 27, 2018 to Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	5/3/2018

10.2.3 *	Second Amendment, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, as amended on April 24, 2019, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	12/13/19

10.2.4 *	Amended and Restated Employment Agreement, dated, October 7, 2022, by and between Townsquare Media Inc. and Bill Wilson.		8-K		10.1	10/14/2022

10.3.1 *	Letter Agreement, between Townsquare Media, Inc. and Steven Price, dated October 16, 2017.		8-K		10.3	10/19/2017

10.3.2 *	Amendment to Letter Agreement, dated December 9, 2019, to the Letter Agreement, dated October 16, 2017, and between Townsquare Media, Inc, and Steven Price.		8-K		10.4	12/13/2019

10.4.1 *	Employment Agreement, between Townsquare Media, Inc. and Stuart Rosenstein, dated October 16, 2017.		8-K		10.4	10/19/2017

10.4.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Stuart Rosenstein.		8-K		10.2	12/13/2019

10.4.3 *	Amended and Restated Employment Agreement, dated, October 7, 2022, by and between Townsquare Media Inc. and Stuart Rosenstein.		8-K		10.2	10/14/2022

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.5.1 *	Employment Agreement, between Townsquare Media, Inc. and Erik Hellum, dated October 25, 2017.		10-K	12/31/2018	10.10	3/12/2019

10.5.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 25, 2017, by and between Townsquare Media, Inc. and Erik Hellum.		8-K		10.3	12/13/2019

10.5.3 *	Amended and Restated Employment Agreement, dated, October 7, 2022, by and between Townsquare Media Inc. and Erik Hellum.		8-K		10.3	10/14/2022

10.5.4 *	Amended and Restated Employment Agreement, dated, December 21, 2023, by and between Townsquare Media, Inc. and Erik Hellum.		8-K		10.1	12/28/2023

10.7.1 *	2014 Omnibus Incentive Plan		S-1/A		10.8	7/14/2014

10.7.2 *	Amendment to 2014 Omnibus Incentive Plan		8-K		10.2	1/28/2021

10.7.3 *	Form of Option Grant Agreement		S-1/A		10.9	7/14/2014

10.7.4 *	Form of Option Grant at IPO		S-1/A		10.10	7/21/2014

10.7.5 *	Restricted Stock Award Agreement between Townsquare Media, Inc. and Bill Wilson, dated May 31, 2018		8-K		10.1	6/4/2018

10.7.6 *	Form of Restricted Stock Award Agreement		10-Q	9/30/2018	10.1	11/6/2018

10.7.7 *	2021 Employee Stock Purchase Plan

10.8 *	Form of Indemnification Agreement		S-1/A		10.11	7/14/2014

10.9	Second Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto		8-K		10.3	7/31/2014

10.10	Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Scott Schatz and Dhruv Prasad.		8-K		10.4	7/31/2014

10.11	Registration Agreement, dated as of August 16, 2016, by and between Townsquare Media, Inc. and Madison Square Garden Investments, LLC		10-Q	9/30/2016	10.1	11/8/2016

10.12	Agreement of Purchase and Sale by and among North American Fairs, LLC, Townsquare Live Events, LLC and Danny Huston, dated May 24, 2018.		8-K		10.1	5/29/2018

10.13	Stock Repurchase Agreement dated January 24, 2021 by and between Townsquare Media, Inc. and certain affiliates of Oaktree Capital Management L.P.		8-K		10.1	1/28/2021

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.14	Settlement Agreement, dated as of March 8, 2021, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., Oaktree FF Investment Fund, L.P., Second Street Holdings 1, L.P., Second Street Holdings 2, L.P., Second Street Holdings 3, L.P., Second Street Holdings 4, L.P., Second Street Holdings 5, L.P., Second Street Holdings 6, L.P., Second Street Holdings 7, L.P., and Second Street Holdings 8, L.P		8-K		10.1	3/10/2021

16.1	Letter to Securities and Exchange Commission from RSM US LLP, dated June 19, 2019		8-K		16.1	6/19/2019

17.1	Departure of Director, David Quick (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 17, 2021)		8-K		17.1	5/17/2021

21.1	List of Subsidiaries of Townsquare Media, Inc.	X

23.1	Consent of BDO USA, P.C.	X

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350	X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350	X

97.1	Clawback Policy, adopted as of October 26, 2023.	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Management contract or compensatory plan or arrangement.

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
(b) Exhibits. See Exhibits above.

(c) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2024.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Bill Wilson	Chief Executive Officer and Director	March 15, 2024
Bill Wilson	(Principal Executive Officer)

/s/ Stuart Rosenstein	Executive Vice President and Chief Financial Officer	March 15, 2024
Stuart Rosenstein	(Principal Financial Officer)

/s/ Robert Worshek	Senior Vice President and Chief Accounting Officer	March 15, 2024
Robert Worshek	(Principal Accounting Officer)

/s/ Steven Price	Executive Chairman and Director	March 15, 2024
Steven Price

/s/ B. James Ford	Director	March 15, 2024
B. James Ford

/s/ Gary Ginsberg	Director	March 15, 2024
Gary Ginsberg

/s/ Stephen Kaplan	Director	March 15, 2024
Stephen Kaplan

/s/ David Lebow	Director	March 15, 2024
David Lebow

/s/ Gary D. Way	Director	March 15, 2024
Gary D. Way

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Townsquare Media, Inc., are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Townsquare Media, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

FCC Broadcast License Impairment Assessment

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s FCC licenses carrying value at December 31, 2023 was $181.2 million. Management tests the FCC licenses for impairment annually, as of December

31, or more frequently if certain events or changes in circumstances indicate they may be impaired. In order to determine the fair value of the FCC licenses, management utilized an income approach, specifically the Greenfield method. This method assumes that a hypothetical buyer develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch, while incurring start-up costs during the build-up phase. The Greenfield method requires management to make certain significant judgments and assumptions such as discount rate, forecasted revenue growth and profit margins, among others, which may be affected by future economic and market conditions.

We identified the impairment assessment of certain FCC licenses as a critical audit matter. The principal considerations for our determination were the certain significant judgments and assumptions that management used when developing the fair value measurement of the FCC licenses, primarily the discount rate, forecasted revenue growth and profit margins. Auditing the discount rate, forecasts of future revenues and profit margins assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of the audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of the forecasted revenue growth used by management by comparing the forecasts to industry data and historical financial results.

•Evaluating the reasonableness of the forecasted profit margins used by management by comparing the forecasts to historical financial results.

•Utilizing personnel with specialized skills and knowledge in valuation to assist in evaluating the reasonableness of the inputs and assumptions used in the estimation of the discount rate used in the Greenfield method.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2019.

New York, New York
March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York

Opinion on Internal Control over Financial Reporting

We have audited Townsquare Media, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule and our report dated March 15, 2024, expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

New York, New York

March 15, 2024

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	At December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$61,046	$43,417
Accounts receivable, net of allowance for credit losses of $4,041 and $5,946, respectively	60,780	61,234
Prepaid expenses and other current assets	10,356	16,037
Total current assets	132,182	120,688

Property and equipment, net	110,194	113,846
Intangible assets, net	200,306	276,838
Goodwill	157,270	161,385
Investments	3,542	19,106
Operating lease right-of-use assets	46,887	50,962
Other assets	1,165	1,197
Restricted cash	503	496
Total assets	$652,049	$744,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,036	$4,127
Deferred revenue	9,059	10,669
Accrued compensation and benefits	13,085	14,831
Accrued expenses and other current liabilities	25,112	17,876
Operating lease liabilities, current	9,376	9,008
Accrued interest	14,420	15,203
Total current liabilities	76,088	71,714
Long-term debt, net of deferred finance costs of $3,960 and $6,324, respectively	499,658	524,442
Deferred tax liability	11,856	18,748
Operating lease liability, net of current portion	41,437	45,107
Other long-term liabilities	13,099	15,428
Total liabilities	642,138	675,439

Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 14,023,767 and 12,964,312 shares issued and outstanding, respectively	140	130
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 1,961,341 and 3,461,341 shares issued and outstanding, respectively	20	35
Total common stock	168	173
Treasury stock, at cost; 183,768 and 0 shares of Class A common stock, respectively	(2,177)	—
Additional paid-in capital	310,612	309,645
Accumulated deficit	(302,193)	(244,298)
Non-controlling interest	3,501	3,559
Total stockholders’ equity	9,911	69,079
Total liabilities and stockholders’ equity	$652,049	$744,518

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2023	2022

Net revenue	$454,231	$463,077

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	329,197	324,931
Depreciation and amortization	19,200	19,044
Corporate expenses	25,023	24,428
Stock-based compensation	8,033	3,797
Transaction and business realignment costs	1,169	4,448
Impairment of intangible assets, investments, goodwill, and long-lived assets	90,578	31,114
Net loss (gain) on sale and retirement of assets	170	(275)
Total operating costs and expenses	473,370	407,487
Operating (loss) income	(19,139)	55,590
Other expense (income):
Interest expense, net	37,249	39,828
Gain on repurchases of debt	(1,249)	(108)
Other (income) expense, net	(5,975)	2,044
(Loss) income from operations before tax	(49,164)	13,826
Income tax benefit	(6,142)	(564)
Net (loss) income	$(43,022)	$14,390

Net (loss) income attributable to:
Controlling interests	(44,961)	12,337
Non-controlling interests	1,939	2,053
Net (loss) income	(43,022)	14,390

Basic (loss) income per share:	$(2.68)	$0.73

Diluted (loss) income per share:	$(2.68)	$0.68

Weighted average shares outstanding:
Basic	16,761	16,991
Diluted	16,761	18,204

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(43,022)	$14,390
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	19,200	19,044
Amortization of deferred financing costs	2,086	1,879
Non-cash lease expense	96	11
Net deferred taxes and other	(6,892)	(1,333)
Allowance for credit losses	4,265	3,015
Stock-based compensation expense	8,033	3,797
Gain on repurchases of debt	(1,249)	(108)
Trade and barter activity, net	(1,465)	(4,626)
Impairment of intangible assets, investments, goodwill and long-lived assets	90,578	31,114
Realized gain on sale of digital assets	(839)	—
Gain on sale of investment	(5,210)	—
Unrealized loss on investment	388	2,073
Content rights acquired	—	(19,784)
Amortization of content rights	4,867	4,315
Change in content rights liabilities	(2,997)	16,297
Other	(291)	(837)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,900)	(7,185)
Prepaid expenses and other assets	6,198	(4,719)
Accounts payable	982	(1,608)
Accrued expenses	(2,268)	(4,621)
Accrued interest	(783)	(551)
Other long-term liabilities	50	(378)
Net cash provided by operating activities	67,827	50,185
Cash flows from investing activities:
Payment for acquisition	—	(18,485)
Purchase of property and equipment	(14,979)	(15,828)
Purchase of digital assets	—	(4,997)
Proceeds from sale of digital assets	2,975	—
Proceeds from insurance recoveries	774	578
Proceeds from sale of assets and investment related transactions	7,661	968
Net cash used in investing activities	(3,569)	(37,764)
Cash flows from financing activities:
Repurchases of 2026 Notes	(25,621)	(18,850)
Dividend payments	(9,344)	—
Proceeds from stock options exercised	6,750	790
Repurchases of stock	(16,645)	(225)
Withholdings for shares issued under the ESPP	729	753
Cash distribution to non-controlling interests	(1,997)	(1,820)
Repayments of capitalized obligations	(494)	(155)
Net cash used in financing activities	(46,622)	(19,507)
Cash and cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	17,636	(7,086)
Beginning of period	43,913	50,999
End of period	$61,549	$43,913

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)

	Year Ended December 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$37,547	$38,603
Income taxes	1,412	1,198

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,279	$—
Deferred payments for software licenses	3,889	—
Investments acquired in exchange for advertising (1)	—	4,161
Property and equipment acquired in exchange for advertising (1)	997	1,198
Accrued capital expenditures	85	158

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$11,747	$10,909
Right-of-use assets obtained in exchange for operating lease obligations	5,687	10,944

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$61,046	$43,417
Restricted cash	503	496
	$61,549	$43,913
(1) Represents total advertising services provided by the Company in exchange for property and equipment and equity interests acquired during each of the years ended December 31, 2023 and 2022, respectively.

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, except Share Data)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Non-controlling Interest	Total
Balance at December 31, 2021	12,573,654	815,296	3,461,341	—	$169	$—	$302,724	$(256,635)	$3,326	$49,584
Net income	—	—	—	—	—	—	—	12,337	2,053	14,390
Common stock issued under exercise of stock options	116,601	—	—	—	1	—	789	—	—	790
Issuance of restricted stock(1)	197,456	—	—	—	2	—	1,807	—	—	1,809
Stock-based compensation	—	—	—	—	—	—	3,797	—	—	3,797
Treasury stock acquired at cost(2)	—	—	—	25,623	—	(225)	—	—	—	(225)
Common stock issued under the Employee Stock Purchase Plan	76,601	—	—	(25,623)	1	225	528	—	—	754
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,820)	(1,820)
Balance at December 31, 2022	12,964,312	815,296	3,461,341	—	$173	$—	$309,645	$(244,298)	$3,559	$69,079
Net loss	—	—	—	—	—	—	—	(44,961)	1,939	(43,022)
Dividends declared ($0.75 per share)	—	—	—	—	—	—	—	(12,934)	—	(12,934)
Repurchase of stock(3)	—	—	(1,500,000)	—	(15)	—	(14,535)	—	—	(14,550)
Common stock issued under exercise of stock options	847,731	—	—	—	8	—	6,742	—	—	6,750
Issuance of restricted stock(4)	100,015	—	—	—	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,033	—	—	8,033
Treasury stock acquired at cost(2)	—	—	—	183,768	—	(2,177)	—	—	—	(2,177)
Common stock issued under the Employee Stock Purchase Plan	111,709	—	—	—	1	—	728	—	—	729
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,997)	(1,997)
Balance at December 31, 2023	14,023,767	815,296	1,961,341	183,768	$168	$(2,177)	$310,612	$(302,193)	$3,501	$9,911
(1) Includes 156,000 shares issued in the form of stock awards that vested immediately.
(2) Represents shares repurchased under the terms of the Company's stock repurchase plan pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period, the "2021 Stock Repurchase Plan."
(3) On June 16, 2023, the Company repurchased 1.5 million shares of the Company’s Class C common stock. For further discussion on the repurchase, see Note 11, Stockholders' Equity, in our Notes to Consolidated Financial Statements.
(4) Refer to Note 11, Stockholders' Equity, in the accompanying Notes to Consolidated Financial Statements for additional information related to shares issued.

See Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Nature of Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing services business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management as well as other monthly digital services for approximately 24,000 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of (a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and (b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 350 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

Current economic challenges, including high and sustained inflation and interest rates have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising and subscription digital marketing solutions cancellations, declines in the purchase of new advertising by our clients, declines in the addition of new digital marketing solutions subscribers, and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

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

The presentation of $0.1 million of broadcast and digital advertising revenues for the year ended December 31, 2022 have been reclassified to conform with the current period's presentation.

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

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk is limited due to the large number of customers comprising the Company’s customer base and their dispersion across several different geographic areas of the country. No single customer accounts for more than 1% of revenue for the years ended December 31, 2023 and 2022.

Cash and cash equivalents: The Company maintains its cash balances principally at large financial institutions throughout the United States. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2023 and 2022, cash equivalents were comprised of money market funds of $59.0 million and $42.4 million, valued using Level 1 inputs.

Restricted cash: Restricted cash includes the collateral account for the Company’s corporate credit cards and a stand-by letter of credit issued in favor of a landlord for one of our leases, and are classified in non-current assets in the Consolidated Balance Sheets. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash. We had restricted cash of $0.5 million as of December 31, 2023 and 2022, respectively.

Accounts Receivable and Allowance for Credit Losses: Accounts receivable are recorded at the invoiced amount. The Company maintains an allowance for credit losses, which represents the portion of accounts receivable that is not expected to be collected over the duration of its contractual life. Credit losses are recorded when the

Company believes a customer, or group of customers, may not be able to meet their financial obligations. A considerable amount of judgment is required in determining expected credit losses. Relevant factors include prior collection history with customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and the consideration of forecasts of future economic conditions. Allowances for credit losses are based on facts available and are re-evaluated and adjusted on a regular basis. Negative macroeconomic trends could result in an increase in credit losses if delays in the payment of outstanding receivables are observed or if future economic conditions differ from those considered in our forecasts. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

The change in the allowance for credit losses for the year ended December 31, 2023 was as follows (in thousands):

Balance at December 31, 2022	$5,946
Provision for credit losses	4,265
Amounts written off against allowance, net of recoveries	(6,170)
Balance at December 31, 2023	$4,041

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

During each of the years ended December 31, 2023 and 2022, the Company received total insurance recoveries of $0.8 million and $0.6 million, respectively, primarily related to hurricane related damages incurred in the Shreveport, LA and Lake Charles, LA markets, respectively. Insurance recoveries are included as a component of Other expense (income), net in the Consolidated Statements of Operations.

Software Development Costs: In accordance with Accounting Standards Codification (“ASC”) Topic 350, Internally Developed Software, we incurred and capitalized software development costs of $5.9 million and $4.7 million during each of the years ended December 31, 2023 and 2022, respectively. Certain costs incurred for software development during the application development stage are capitalized while costs incurred during the preliminary and post-implementation stages are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life. Software development costs consist primarily of salary and benefits for the

Company’s development and technical support staff, contractors’ fees and other costs associated with the development and localization of products and services.

Intangible Assets: Intangible assets consist principally of Federal Communication Commission (“FCC”) broadcast licenses and other definite-lived intangible assets. FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at minimal cost. Costs incurred to renew FCC broadcast licenses are expensed as incurred. The weighted average time to renewal of our FCC licenses is 5.6 years as of December 31, 2023. FCC licenses, which have been recorded at their estimated fair value as of the date of acquisition, have an indefinite useful life and therefore are not amortized. The fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Costs associated with other definite-lived intangible assets are being amortized using the straight-line method over their estimated remaining useful lives, which range from 3 to 9 years, as of December 31, 2023.

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

Below are some of the key assumptions used in our 2023 impairment assessments:

	December 31, 2023
Discount Rate	12.2% - 14.1%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.6%	75.0%
Operating Profit Margin	20.0%	47.0%

Below are some of the key assumptions used in our 2022 impairment assessments:

	December 31, 2022
Discount Rate	10.2% - 12.0%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	19.3%	60.7%
Operating Profit Margin	20.0%	47.0%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the Company’s impairment evaluations of its FCC licenses performed at March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, we incurred impairment charges of $8.2 million, $16.6 million, $23.6 million, and $22.5 million, respectively, for FCC licenses in 36 of our 74 local markets representing total FCC impairment charges of $70.9 million for the year ended December 31, 2023.

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

The Company evaluates goodwill for impairment at the reporting unit level and has determined appropriate reporting units. The most significant reporting unit is comprised of the components representing the local broadcast advertising businesses of all geographic markets, “Local Advertising”, which are aggregated into one reporting unit for testing. Our other reporting units include: (i) national digital assets, “National Digital”, which consists of music and entertainment focused national websites, (ii) Townsquare Ignite, our digital programmatic advertising platform, (iii) Amped, which is our owned and operated network of digital brands, made up of over 400 websites and over 400 mobile applications (iv) Analytical Services, which is an attribution and analytics platform dedicated to tracking broadcast media, (v) Townsquare Interactive, which is our subscription based digital marketing solutions offered to small and mid-sized local and regional businesses in markets outside the top 50 in the United States, and (vi) Live Events, which includes the operations of our national events including other expos, lifestyle and active events which occur outside of our 74 distinct markets.

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

The Company also performs a reasonableness test on the fair value results for goodwill by comparing the fair value of the Company’s reporting units to the Company’s enterprise value based on its market capitalization.

During the third quarter of 2023, the Company concluded that the carrying amount of the Local Advertising reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $2.8 million. An interim impairment assessment was considered necessary as a result of declines in traditional broadcast revenue and the increase in the weighted average cost of capital. The Company did not identify indicators of impairment related to any other reporting unit that would have required an interim impairment assessment during the year ended December 31, 2023.

In assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2023, including goodwill. Based upon such assessment, we determined that the fair value of the following reporting units exceeded their respective carrying amounts. The fair values of our National Digital, Townsquare Ignite, Analytical Services and Townsquare Interactive reporting units were in excess of their respective carrying values by approximately 117%, 41%, 157%, and 147%, respectively. The fair values of each of our reporting units were determined using the income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, capital expenditures, and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 12.0% to 17.2% with perpetual growth rates ranging from 1.7% to 5.6%.

During the fourth quarter of 2023, the Company revised its near-term revenue and operating margin expectations for the Live Events reporting unit in consideration of the performance of events during the period. As a result, the Company determined that the fair value of the Live Events reporting unit was less than its carrying amount resulting in the recognition of a non-cash goodwill impairment charge of $1.4 million. The fair value of the Live Events reporting unit was calculated utilizing a weighted average cost of capital of 12.0%. Cash flow projections were derived from internal forecasts of anticipated revenue growth rates and operating margins, updated as discussed above, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends and an estimate of the long-term growth rate. The perpetual growth rate utilized in the terminal value calculation was 4.1%.

For 2022, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2022, including goodwill. Based upon such assessment, we determined that the fair value of each of our reporting units exceeded their respective carrying amounts. The fair values of our Local Advertising, National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 18%, 243%, 90%, 211%, 252% and 19%, respectively. The fair values of each of our reporting units were determined using the income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, capital expenditures, and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 10% to 18.8% with perpetual growth rates ranging from (4.9)% to 10.6%.

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

See Note 6, Goodwill and Other Intangible Assets, Net, for further details related to the results of our impairment testing for each of the years ended December 31, 2023 and 2022, respectively.

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

In accordance with ASC 321, Investments - Equity Securities, the Company measures its equity securities at cost minus impairment, as their fair value is not readily determinable and the investments do not qualify for the net asset value per share practical expedient. The Company monitors its investments for any subsequent observable price changes in orderly transactions for the identical or a similar investment of the same investee, at which time the Company adjusts the then current carrying values of the related investment. On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. As a result, the Company's investment was no longer measured at cost minus impairment and the carrying value of the investment is measured at its fair value with changes in fair value reflected in net income. Additionally, the Company evaluates its investments for any indicators of impairment. The Company recorded $14.5 million impairment charges for the year ended December 31, 2023. There were $1.2 million impairment charges recorded for the year ended December 31, 2022.

See Note 7, Investments, for further details related to the Company's investments.

Deferred Financing Costs: Deferred financing costs related to the issuance of debt are capitalized and are amortized over the life of the instrument in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period (the interest method). The amortization of these costs is recorded as interest expense, net in the Consolidated Statements of Operations. Unamortized deferred financing costs as of December 31, 2023 and 2022 have been deducted from the long-term debt balance in the Consolidated Balance Sheets.

Impairment of Long-Lived Assets: Long-lived assets (including property, equipment and intangible assets subject to amortization) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset group. If it were determined that the carrying amount of an asset was not recoverable, an impairment loss would be recorded. The Company determines the fair value of its long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. The fair value of assets held for sale is determined in the same manner as described for assets held and used. There were a total of $0.4 million non-cash impairment charges related to long-lived assets for the twelve months ended December 31, 2023. We recognized total impairment charges related to long-lived assets during the year ended December 31, 2022 of $0.9 million. Long-lived asset impairment charges are included in caption Impairment of long-lived and intangible assets, in the Company’s Consolidated Statements of Operations.

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

The Company recorded the following transaction and business realignment costs for the years ended December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022
Transaction/Acquisition Costs	127	1,085
Business Integration Costs	—	1,272
Compensation and Other Costs	1,042	2,091
Total	$1,169	$4,448

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

Revenue Recognition: Broadcast revenue for commercial broadcasting advertisements is recognized over time when the commercial is broadcast. Revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies. Subscription digital marketing solutions revenue, under the brand name Townsquare Interactive, is recognized as a contract liability until the terms of a customer contract are satisfied, which generally occurs with the transfer of control as the Company satisfies its contractual performance obligation over time. Digital revenue is derived primarily from the sale of internet-based advertising campaigns to local, regional, and national advertisers and is recognized over the duration of the campaigns based on impressions delivered or time elapsed, depending upon the terms of the contract. Live events revenue and other non-broadcast advertising revenue are recognized as events are conducted. Deferred revenue consists primarily of digital subscriptions in which payment is received in advance of the service month and advance ticket sales of events scheduled to take place at dates in the future.

Trade and Barter Advertising: Trade and Barter Advertising (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received, unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising promised or delivered. Revenue from trade and barter advertising is recognized when advertisements are broadcast. Merchandise or services received is charged to expense when received or utilized. If merchandise or services are received prior to the broadcast of the advertising, a liability is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Total revenues recognized related to trade and barter advertising were $13.8 million and $13.3 million for the years ended December 31, 2023 and 2022, respectively. Total expense recognized related to trade and barter advertising were $12.3 million and $8.7 million for the years ended December 31, 2023 and 2022, respectively.

Leases: The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current and operating lease liability, net of current portion on our Consolidated Balance Sheets. Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on our Consolidated Balance Sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets may also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received.

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

ROU assets for operating leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. There were a total of $0.6 million non-cash impairment charges related to ROU assets for the twelve months ended December 31, 2023 associated with the abandonment of leased office space in Purchase and Binghamton, NY, and in Dubuque, IA.

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

As of December 31, 2023, the Company operated two non-owned radio stations under an LMA. The total net revenue for the contractual portion of the LMAs of the radio stations and its total expenses for the contractual portion of the LMAs were immaterial.

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

Advertising and Promotion Costs: Costs of media advertising (including barter) and associated production costs are expensed to direct operating expenses the first time the advertising takes place. The Company recorded advertising expenses of $0.6 million and $0.7 million, for the years ended December 31, 2023 and 2022, respectively.

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

The Company follows the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The Company’s Federal income tax returns and various state tax returns remain subject to examination by taxing authorities for all years after 2019.

Stock-based compensation: Stock-based compensation expense related to stock-based transactions, including employee awards and the Employee Stock Purchase Plan (the “ESPP”), is measured and recognized in the Consolidated Financial Statements based on the fair value of the award on the grant date. The fair values of restricted stock awards are determined based on the fair market value of our common stock at the time of grant. The fair value of time-based and performance-based option awards is estimated using the Black-Scholes and Monte Carlo option-pricing models. The models require assumptions including the fair value of the Company’s common stock, expected volatility, expected term of the award, exercise timing, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest and ESPP expense is based on the estimated grant-date fair value determined using the Black-Scholes valuation model with a straight-line amortization method. Share-based awards may be subject to forfeiture if certain employment conditions are not met. The Company accounts for forfeitures as they occur.

Employee benefit plans: The Company’s 401(k) Plan is a defined contribution plan covering the employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 ("IRC"). The Company's U.S. employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions of 25% up to a maximum of 4% of qualified compensation and may, at its discretion, make voluntary contributions. The Company's contributions were $1.0 million for each of the years ended December 31, 2023, and 2022, respectively.

Contingencies: In accordance with ASC Topic 450, Contingencies, the Company records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters and relates that to an accrual for estimated losses to determine if any adjustments are required.

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Additionally, from time to time the Company is engaged in various legal proceedings related to its intellectual property, employees or other matters. Although such matters are subject to many uncertainties and outcomes are not predictable with assurance, as of December 31, 2023 and 2022, management does not believe any such matters are material to the Company’s consolidated results of operations or financial condition.

Adjustments: During fourth quarter of 2023, the Company recorded an immaterial adjustment to recognize revenue and an equal amount of direct operating expense related to certain barter transactions that should have been recorded during the previous quarterly periods in 2023. The adjustment did not have any net effect on operating loss or net loss.

Accounting Developments

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

Recently Issued Standards That Have Not Yet Been Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures, which enhances disclosures of significant segment expenses by requiring to disclose significant segment expenses regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The Company is currently evaluating the guidance and the adoption of this standard is not expected to have a significant impact on the Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional categories of information about federal and state income taxes in the rate reconciliation table and to provide more details about reconciling items in some categories if items meet a quantitative threshold. The guidance also requires the disclosure of income taxes paid, net of refunds, disaggregated by federal (national) and state taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the guidance and the adoption of this standard is not expected to have a significant impact on the Consolidated Financial Statements.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands):

	Year Ended December 31, 2023
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$82,220	$150,074	$209,025	$10,010	$451,329
Political	—	202	2,700	—	2,902
Net Revenue	$82,220	$150,276	$211,725	$10,010	$454,231

	Year Ended December 31, 2022
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$90,402	$139,854	$216,858	$8,441	$455,555
Political	—	501	7,021	—	7,522
Net Revenue	$90,402	$140,355	$223,879	$8,441	$463,077

Revenue from contracts with customers is recognized as an obligation until the terms of a customer contract are satisfied; this occurs with the transfer of control as we satisfy contractual performance obligations. Our contractual performance obligations include the performance of digital marketing solutions, placement of internet-based advertising campaigns, broadcast of commercials on our owned and operated radio stations, and the operation of live events. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are at a fixed price at inception and do not include any variable consideration or financing components by normal course of business practice. Sales, value add, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.

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

Net revenue for digital advertisements are recognized as the contractual performance obligations for Townsquare services are satisfied over the duration of the campaigns based on impressions delivered or time elapsed. Net revenue for broadcast advertisements are recognized when the commercial is broadcast. Live events revenue and other non-broadcast advertising revenue are recognized as events are conducted. We measure progress towards the satisfaction of our contractual performance obligations in accordance with the contractual arrangement. We recognize the associated contractual revenue as delivery takes place and the right to invoice for services performed is met.

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

The following table provides information about receivables, contract acquisition costs and contract liabilities from contracts with customers (in thousands):

	December 31, 2023	December 31, 2022
Accounts Receivable	$60,780	$61,234
Short-term contract liabilities (deferred revenue)	$9,059	$10,669
Contract acquisition costs	$5,175	$6,348

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

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of December 31, 2023, and December 31, 2022, the balance in the contract liabilities was $9.1 million and $10.7 million, respectively. The decrease in our contract liabilities balance from December 31, 2022 is primarily driven by $9.6 million of recognized revenue for the year ended December 31, 2023, offset by cash payments received or due in advance of satisfying our performance obligations. For the year ended December 31, 2022, we recognized $8.6 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the year ended December 31, 2023.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of December 31, 2023 and 2022, we had a balance of $5.2 million and $6.3 million in capitalized contract acquisition costs and recognized $6.8 million and $5.1 million of amortization during the years ended December 31, 2023 and 2022, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the years ended December 31, 2023 or 2022, respectively.

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

	Amounts recognized at June 17, 2022 (Provisional)	Measurement Period Adjustments	Amounts recognized at December 31, 2022 (Adjusted)	Measurement Period Adjustments	Amounts recognized at March 31, 2023 (Adjusted)
Net tangible assets acquired	$1,366	$4,790	$6,156	$(96)	$6,060
Intangible assets, net	8,676	187	8,863	—	8,863
Goodwill	8,377	(4,939)	3,438	96	3,534
Total Purchase Price	$18,419	$38	$18,457	$—	$18,457

The intangible assets acquired based on the estimate of the fair values of the identifiable intangible assets are as follows:

	Amounts recognized at December 31, 2022	Remaining Useful Life at June 17, 2022 (in years)
Customer relationships	$5,007	10
FCC licenses	2,889	Indefinite
Content Rights	642	7
Other intangibles	325	3
Total Acquired Intangible Assets	$8,863

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

The estimate of the fair value of the FCC licenses acquired in the Cherry Creek acquisition were determined utilizing observable market-based transactions of similar broadcast licenses and their estimated replacement values.

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

During the twelve months ended December 31, 2023, the Company sold assets associated with radio broadcast stations in Texarkana, TX, Bozeman, MT and Danbury, CT for immaterial amounts, and returned the licenses associated with broadcast stations in Binghamton, NY and Augusta/Waterville, ME.

Note 5. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Land and improvements	$19,320	$19,966
Buildings and leasehold improvements	58,302	57,386
Broadcast equipment	107,663	108,057
Computer and office equipment	25,097	24,211
Furniture and fixtures	22,384	22,968
Transportation equipment	18,573	20,703
Software development costs	45,347	39,489
Total property and equipment, gross	296,686	292,780
Less: Accumulated depreciation and amortization	(186,492)	(178,934)
Total property and equipment, net	$110,194	$113,846

Depreciation and amortization expense for property and equipment was $16.7 million and $17.1 million for the years ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, the Company recognized a total of $0.2 million in losses related to the sales of assets in various markets, as compared to an $0.3 million total gain related to the sales of assets for the year ended December 31, 2022.

For the year ended December 31, 2023, the company recognized $0.4 million in impairment charges related to the sale of land and a building in Battle Creek, MI.

For the year ended December 31, 2022, the Company sold land and a building in Quincy-Hannibal, IL and in Oelwein, IA. The Company recognized $0.9 million in impairment charges related to the sales.

The Company had no material right of use assets related to it finance leases as of December 31, 2023 and
2022.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in forecasted traditional broadcast revenue in the markets in which we operate in and increases in the weighted average cost of capital, the Company quantitatively evaluated the fair value of its FCC licenses at each quarter during the year ended December 31, 2023.

Based on the results of the Company’s impairment evaluations of its FCC licenses performed at March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, we incurred impairment charges of $8.2 million, $16.6 million, $23.6 million, and $22.5 million, respectively, for FCC licenses in 36 of our 74 local markets representing total FCC impairment charges of $70.9 million for the year ended December 31, 2023. The $70.9 million impairment charges recorded during the year were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, decreases in third-party forecasts of broadcast revenues and an increase in the estimate of initial capital costs due to rising prices.

The Company recorded impairment charges of $26.1 million for FCC licenses in nine of our 74 local markets during the year ended December 31, 2022, driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and the estimate of initial capital costs due to rising prices.

Charges related to the impairment of the Company’s FCC licenses are included in the Broadcast Advertising segment results.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 50-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $13.0 million which would have resulted in an additional impairment charge of $9.9 million as of December 31, 2023. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $17.1 million which would have resulted in a further impairment charge of $14.0 million as of December 31, 2023. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Goodwill

During the third quarter of 2023, the Company concluded that the carrying amount of the Local Advertising reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $2.8 million. An interim impairment assessment was considered necessary as a result of declines in traditional broadcast revenue and the increase in the weighted average cost of capital. The Company did not identify indicators of impairment related to any other reporting unit that would have required an interim impairment assessment during the year ended December 31, 2023.

For its annual impairment testing performed as of December 31, 2023, the Company performed a quantitative assessment for each of its reporting units. Based upon such assessment, the Company determined that the fair value of the following reporting units exceeded their respective carrying amounts as of December 31, 2023. The fair values of our National Digital, Townsquare Ignite, Analytical Services, and Townsquare Interactive reporting units were in excess of their respective carrying values by approximately 117%, 41%, 157%, and 147%, respectively. The Local Advertising and Amped reporting units had no goodwill as of December 31, 2023.

During the fourth quarter of 2023, the Company revised its near-term revenue and operating margin expectations for the Live Events reporting unit in consideration of the performance of events during the period. As a result, the Company determined that the fair value of the Live Events reporting unit was less than its carrying amount resulting in the recognition of a non-cash goodwill impairment charge of $1.4 million. The fair value of the Live Events reporting unit was calculated using a weighted average cost of capital of 12.0%. Cash flow projections were derived from internal forecasts of anticipated revenue growth rates and operating margins, updated as discussed above, with cash flows beyond the discrete forecast period estimated using a terminal value calculation which incorporated historical and forecasted trends and an estimate of the long-term growth rate. The perpetual growth rate utilized in the terminal value calculation was 4.1%.

For 2022, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. Based upon such assessment, the Company determined that the fair value of the following reporting units exceeded their respective carrying amounts as of December 31, 2022. The fair values of the Local Advertising, National Digital, Townsquare Ignite, Analytical Services, Townsquare Interactive and Live Events reporting units were in excess of their respective carrying values by approximately 18%, 243%, 90%, 211%, 252% and 19%, respectively. The Amped reporting unit had no goodwill as of December 31, 2022.

As of December 31, 2023, the goodwill balances remaining for each of our reporting units were as follows (amounts in thousands):

	Goodwill at December 31, 2023	Goodwill at December 31, 2022
Reporting Unit:
Local Advertising	$—	$2,715
National Digital	8,273	8,273
Townsquare Ignite	67,101	67,101
Amped	—	—
Analytical Services	2,313	2,313
Townsquare Interactive	77,000	77,000
Live Events / Other	2,583	3,983
Balance	$157,270	$161,385

The fair values of each of our reporting units were determined using an income approach whereby the fair value was calculated utilizing discounted estimated future cash flows. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 12.0% to 17.2% with perpetual growth rates ranging from 1.7% to 5.6%.

Due to the inherent uncertainties involved in making these estimates, assumptions may change in future periods. Estimates and assumptions made for purposes of goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital assumption for each of our reporting units would cause the estimated fair values of our National Digital, Townsquare Ignite, Analytical Service, Townsquare Interactive and Live Events reporting units to decline, resulting in a decrease in the fair value in excess of their respective carrying values by approximately 6%, 5%, 8%, 9%, and 4%, respectively. Further, keeping all other assumptions constant, a 10% decline in the estimated fair value of each reporting unit, due to other changes in assumptions, including forecasted future cash flows, would have resulted in an incremental goodwill impairment charge of approximately $0.3 million for the Live Events reporting unit. A 10% decline in the estimated fair values of the remainder of our reporting units would not have resulted in goodwill impairment charges for the year ended December 31, 2023.

The following table presents changes in goodwill by segment during each of the two years ended December 31, 2023 and 2022, respectively (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Balance at December 31, 2021(1)	$77,000	$76,964	$—	$3,983	$157,947
Cherry Creek acquisition(2)	—	723	2,715	—	3,438
Balance at December 31, 2022	$77,000	$77,687	$2,715	$3,983	$161,385
Cherry Creek measurement period adjustment (2)	—	—	96	—	96
Impairment	—	—	(2,811)	(1,400)	(4,211)
Balance at December 31, 2023	$77,000	$77,687	$—	$2,583	$157,270

(1) The aggregate goodwill balance as of December 31, 2021 is net of (i) a $69.0 million non-cash goodwill impairment charge related to the local advertising businesses reporting unit in the fourth quarter of 2019; (ii) $48.9 million of accumulated impairment charges incurred in 2017, of which $39.9 million was included as a component of discontinued operations and $9.1 million of which related to the 2017 strategic review and restructuring of our entertainment business; and (iii) a $4.1 million write-off of goodwill was recorded in 2017 in connection with business realignments within the entertainment business.

(2) For further information see Note 4, Acquisitions and Divestitures.

Digital Assets

During the first quarter of 2022, the Company invested an aggregate of $5.0 million in digital assets. They are accounted for as indefinite-lived intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, included as a component of intangible assets, net on the Consolidated Balance Sheet. We had ownership of and control over our digital assets and we used third-party custodial services to secure it. Any decrease in the digital assets' fair values below our carrying values at any time subsequent to acquisition required the Company to recognize impairment charges. No upward revisions for any market price increases are recognized until a sale of the digital assets occurs.

The fair value of the digital assets was based upon quoted prices (unadjusted) on the active exchange that the Company determined was the principal market for our digital assets, Level 1 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820). The Company performed an analysis to identify whether events or changes in circumstances, principally decreases in the quoted prices on the active exchange, indicated that it was more likely than not that our digital assets were impaired. In determining if an impairment had occurred, the Company considered the lowest market price of one unit of digital asset quoted on the active exchange since the date the Company acquired the digital assets. Any observed declines in the market values of our digital assets below their current carrying values resulted in an impairment loss equal to the difference between the digital assets carrying values and the lowest observed market price, even if the overall market values of these assets subsequently increased.

In early March 2023, the Company sold its digital assets with a carrying value of $2.1 million, recognizing a gain on the sale of $0.8 million, included as a component of Other (income) expense, net on the Consolidated Statements of Operations.

During the year ended December 31, 2022, the Company recorded $2.9 million in impairment losses due to changes in the fair value of the Company's digital assets observed during the period. As of December 31, 2022, the carrying value of the Company's digital assets was $2.1 million.

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

The following tables present details of intangible assets as of December 31, 2023 and 2022, respectively (in thousands):

	December 31, 2023
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$181,236	$—	$181,236
Content rights and other intangible assets	3 - 9	32,630	(13,560)	19,070
Total		$213,866	$(13,560)	$200,306

	December 31, 2022
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$252,110	$—	$252,110
Digital Assets	Indefinite	2,136	0	2,136
Content rights and other intangible assets	1 - 10	37,092	(14,500)	22,592
Total		$291,338	$(14,500)	$276,838

Amortization expense for definite-lived intangible assets for each of the years ended December 31, 2023 and 2022 was $7.3 million and $6.2 million, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2023 is as follows (in thousands):

2024	$7,314
2025	3,600
2026	3,188
2027	1,978
2028	1,880
Thereafter	1,110
$19,070

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

Equity securities measured at cost minus impairment

During the year ended December 31, 2023, the Company recorded $14.5 million of impairment charges for existing investments based on the implied fair value of the investees, as the Company became aware of objective evidence to indicate that the fair value of the investments were below their carrying amounts.

On April 12, 2023, one of the Company's investees was acquired as a result of a private transaction. The Company recognized a $5.2 million gain on the transaction during the twelve months ended December 31, 2023, based on total consideration received in the amount of $6.0 million.

During the twelve months ended December 31, 2022, the Company recorded a $1.2 million impairment charge for an investee based on the implied fair value of the investee as a result of a private transaction.

A total of $15.7 million in cumulative impairment charges have been recorded for the Company’s existing equity securities that are measured at cost minus impairment.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. Based on the market price of the investee's common stock as of December 31, 2023, the fair value of the Company's investment in the common stock of the investee was approximately $0.8 million. As a result, the Company recorded a total unrealized net loss of $0.4 million during 2023. The Company recorded a total unrealized net loss of $2.1 million during 2022.

Unrealized gains and losses are included as a component of other expense (income) on the Consolidated Financial Statements. The market price of the investee's common stock as of December 31, 2023 is categorized as Level 1 within the ASC 820 framework.

In February of 2024, one of the Company’s investees announced the completion of its acquisition in a private transaction. The Company will recognize a gain of approximately $4.0 million based on total consideration received in March of 2024.

Note 8. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
2026 Notes	$503,618	$530,766
Deferred financing costs	(3,960)	(6,324)
Total long-term debt	$499,658	$524,442

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

During the year ended December 31, 2023, the Company voluntarily repurchased an aggregate $27.1 million principal amount of its 2026 Notes at or below par, plus accrued interest. The Company wrote-off approximately $0.3 million of unamortized deferred financing costs, recognizing a total net gain of $1.2 million in connection with the voluntary repurchases of its 2026 Notes. The repurchased notes were canceled by the Company.

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of December 31, 2023.

As of December 31, 2023 and 2022, based on available market information, the estimated fair value of the 2026 Notes was $493.5 million and $472.4 million, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

The following table illustrates the components of our interest expense, net (in thousands):

	Year Ended December 31,
	2023	2022
2026 Notes	$35,534	$36,999
Capital leases and other	1,350	1,140
Deferred financing costs and discounts	2,086	1,879
Interest income	(1,721)	(190)
Interest expense, net	$37,249	$39,828

Annual maturities of the Company's long-term debt as of December 31, 2023 are as follows (in thousands):

(in thousands)
2024	$—
2025	—
2026	503,618
2027	—
2028	—
Thereafter	—
$503,618

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

Total rental expense, including costs incurred for live events such as venue and equipment rentals, for our operating leases was $14.7 million and $13.0 million for the years ended December 31, 2023 and 2022, respectively, and is included in Income from operations.

In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") (the "Tower Sale"). The divested towers house antenna that broadcast certain of the Company’s radio stations. As part of this transaction, the Company leased a portion of the space on the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of twenty years and three optional 5-year renewal periods. The Company pays $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The ending balances of the prepaid rent asset and deferred gain, including the current portion of $0.2 million, as of December 31, 2023 and 2022 were $5.6 million and $5.8 million, respectively. The Company will continue to amortize these balances over the remaining lease term.

Weighted-average remaining lease term (in years) and discount rate related to leases were as follows:

Weighted Average Remaining Lease Term	December 31, 2023	December 31, 2022
Finance Leases	24.28 years	25.53 years
Operating leases	6.71 years	7.09 years
Weighted Average Discount Rate
Finance Leases	7.40%	7.39%
Operating leases	6.98%	7.05%

Maturities of lease liabilities for operating leases are as follows as of December 31, 2023 (in thousands):

2024	$11,843
2025	10,631
2026	7,849
2027	5,823
2028	4,942
Thereafter	16,305
Total operating lease payments	57,393
Less: imputed interest	(12,151)
Add: deferred gain sale leaseback transaction	5,571
Total	$50,813

Maturities of lease liabilities for financing leases are as follows as of December 31, 2023 (in thousands):

2024	$199
2025	173
2026	137
2027	109
2028	98
Thereafter	3,005
Total financing lease payments	3,721
Less: imputed interest	(2,194)
Total	$1,527

Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on our Consolidated Balance Sheets.

The components of lease costs recorded to operating and corporate expense where the short-term lease measurement and recognition exemption was not applied are as follows (dollars in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$11,831	$10,778
Short-term lease cost	33	35
Variable lease cost	13	12
Total lease cost	$11,877	$10,825

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. (“Nielsen”), which publishes surveys for domestic radio markets. The Company’s remaining aggregate fixed obligation under the agreements with Nielsen as of December 31, 2023 is approximately $15.0 million and is expected to be paid in accordance with the agreements through September 2026. In addition, the Company has aggregate commitments of $6.0 million for a business management platform through October 2026.

Future expected payments under these agreements as of December 31, 2023 are as follows (in thousands):

2024	$9,127
2025	8,941
2026	2,982
2027	—
2028	—
Thereafter	—
Total purchase obligations	$21,050

Total payments made under these agreements were $8.7 million and $10.2 million for the years ended December 31, 2023 and 2022, respectively.

Note 10. Income Taxes

Income tax (benefit) expense from operations for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022
Current income tax expense
State	$750	$769
Total current income tax expense	$750	$769

Deferred tax (benefit) expense
Federal	$(5,516)	$421
State	(1,376)	(1,754)
Total deferred income tax benefit	(6,892)	(1,333)
Total income tax benefit	$(6,142)	$(564)

Total income tax (benefit) expense from operations differed from the amount computed by applying the federal statutory tax rate of 21% for the years ended December 31, 2023 and 2022, due to the following (in thousands):

	2023	2022
Pretax income at federal statutory rate	$(10,324)	$2,903
State income tax expense, net federal expense	(1,146)	626
Non-deductible compensation	1,870	1,083
Non-controlling interest	(407)	(431)
Other Non-deductible items	69	(61)
Total Non-deductible items	1,532	591
Prior year true-up adjustment	—	241
Tax basis in investments	413	—
Tax attribute expiration	13,701	764
Prior year NOL adjustment	(135)	—
Tax rate changes	(102)	(192)
Stock-based compensation	386	188
Property and equipment	328	—
Total Adjustment of prior year deferred taxes	14,591	1,001
Change in valuation allowance	(10,878)	(5,672)
Other items	83	(13)
Total (benefit) expense for income taxes	$(6,142)	$(564)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2023 and 2022 are presented below (in thousands):

	2023	2022
Deferred tax assets:
Allowance for credit losses	$1,026	$1,516
Accrued expenses and other current liabilities	347	479
Stock-based compensation	2,477	2,774
Investments	2,058	1,553
Property and equipment	1,502	1,977
Interest expense	23,200	16,949
Operating lease obligations	12,875	13,773
Non-current liabilities	2,250	2,462
Net operating loss and credit carryforwards	33,151	52,179
Foreign tax credits	385	385
	79,271	94,047
Less: valuation allowance	(38,520)	(49,398)
Deferred tax assets	40,751	44,649
Deferred tax liabilities:
Intangible assets	39,930	49,227
Operating lease right of use assets	11,905	12,998
Software development costs	772	1,172
Deferred tax liabilities	52,607	63,397
Net deferred tax liabilities	$(11,856)	$(18,748)

As of December 31, 2023, the Company has federal net operating loss carryforwards of approximately $121.4 million available to offset future income which will expire in the years 2024 through 2037, of which $45.7 million has an indefinite life. Approximately $18.0 million is applicable to Townsquare Radio, Inc. and can only be utilized against its future earnings (subject to further limitations under Section 382 of the Internal Revenue Code), and $57.8 million applicable to post IPO operations of the Company and can be utilized against future earnings without limitation through 2037. Additionally, the Company has various amounts of state net operating loss carry forwards expiring through 2043.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. At December 31, 2023 and 2022, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences.

The decrease in the valuation allowance of $10.9 million during the December 31, 2023 period, is primarily due to the expiration of capital loss carryforwards of $13.5 million, a $0.6 million decrease in valuation allowances associated with the utilization of capital loss carryforwards, and a $5.8 million decrease in valuation allowances associated with the utilization of net operating loss carryforwards, partially offset by a $9.0 million increase in the valuation allowance for the interest expense carryforward. The decrease in the valuation allowance of $5.7 million during the December 31, 2022 period, is primarily due to the utilization of net operating loss carryforwards.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
Balance at beginning of the year	$—	$—
Increases for prior year tax positions	12,986	—
Balance at the end of the year	$12,986	$—

As of December 31, 2023, the Company had unrecognized tax benefits of $13.0 million, all of which if recognized, would result in additional federal and state net operating loss carryforwards, with $2.2 million impacting the effective tax rate, and $10.8 million fully offset by a valuation allowance. It is not expected that unrecognized tax benefits will materially change in the next 12 months.

Note 11. Stockholders’ Equity

The table below presents a summary, as of December 31, 2023, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	14,023,767	One vote per share.
Class B common stock	$0.01	50,000,000	815,296	Ten votes per share.[2]
Class C common stock	$0.01	50,000,000	1,961,341	No votes.[2]
Total		400,000,000	16,800,404
[1] Each of the shares of common stock have equal economic rights.
[2] Each share converts into one share of Class A common stock upon transfer or at the option of the holder, subject to certain conditions, including compliance with FCC rules.

The foregoing share totals include 125,145 shares of restricted Class A common stock, subject to vesting terms, but excludes 7,449,595 of Class A common stock and 3,606,729 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $4.79 and $10.08 per share and 873,265 of non-vested restricted Class A common stock units. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

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

Stock-based Compensation

The Company’s 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 27,000,000 shares. As of December 31, 2023, 11,814,800 shares were available for grant. Shares issued under the 2014 Incentive Plan are generally issued from common stock authorized for issuance.

Employee Stock Purchase Plan

The ESPP constitutes a sub-plan under the Townsquare Media, Inc. 2014 Omnibus Incentive Plan. Under the ESPP, eligible employees may authorize payroll deductions of at least 3% but no more than 15% of their current compensation of each payday during six months offering periods which commence on January 1 and July 1. Contributions are subject to an annual limitation of $25,000, and are used to purchase shares of Class A common stock at 90% of the fair market value of the Class A common stock on either the first or last day of an offering period, whichever is lower. The total number of shares purchased during each offering period may not exceed 2,000 shares per eligible participant and the total aggregate discount price for any calendar year may not exceed an annual limitation of $600,000. During the years ended December 31, 2023 and 2022, the total amount of common stock issued under the ESPP totaled 111,709 and 102,224 shares, respectively.

Dividends Declared

On November 6, 2023 the board of directors approved a dividend of $0.1875 per share. The dividend of $3.1 million was paid to holders of record as of January 2, 2024 on February 1, 2024.

On February 28, 2024, the board of directors approved a dividend of $0.1975 per share. The dividend will be paid to holders of record as of April 5, 2024 on May 1, 2024.

Stock Repurchase Agreement

On June 16, 2023, the Company entered into a stock repurchase agreement with MSG National Properties, LLC (“MSG”) to repurchase 1.5 million shares of the Company’s Class C common stock. Total consideration paid in the aggregate amount of $14.6 million, or $9.70 per share, are reflected as a reduction in capital during the twelve months ended December 31, 2023. The shares were retired upon repurchase. Following this transaction, MSG owned 1,708,139 shares of Common Stock in the Company (comprising 583,139 shares of Class A Common Stock and 1,125,000 shares of Class C Common Stock).

Stock Repurchase Plan

The Company’s 2021 Stock Repurchase Plan authorizes the repurchase of up to $50 million of the Company’s issued and outstanding Class A common stock over a thirty-six month period ending on December 15, 2026. Repurchases of common stock under the repurchase plan may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. There is no defined number of shares to be repurchased over a specified timeframe through the term of the 2021 Stock Repurchase Plan. During the years ended December 31, 2023 and 2022 a total of 183,768 and 25,623 shares, respectively, were repurchased representing total shares repurchased under the 2021 Stock Repurchase Plan of 209,391.

Stock Option Activity

During the year ended December 31, 2023, eligible option holders tendered 847,731 options to purchase 847,731 shares of Townsquare common stock.

During the year ended December 31, 2023, the Company granted 217,547 and 750,000 options with grant date fair values of $2.47 to $3.07 and $2.05 to $2.14, respectively. The options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

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

During the year ended December 31, 2022, the Company granted 681,951 options with grant date fair values of $3.24 to $3.35, each with a ten-year term. The options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified VWAP over a period of 20 consecutive trading days from the grant date and continued employment through each vesting date, as observed over a five-year period, summarized as follows:

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

	Monte Carlo Model	Black-Scholes Model	Monte Carlo Model	Black-Scholes Model
	2023	2023	2022	2022
Expected volatility	50%	51% - 52%	50.0%	50.0%
Expected term	5 - 7 years	6.01 - 6.38 years	6.67 years	6.01 years
Risk free interest rate	3.43% - 3.74%	3.42% - 4.02%	3.94%	4.09%
Expected dividend yield	0% - 9.15%	0%	0.0%	0.0%

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

The following table summarizes option activity for the year ended December 31, 2023:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	9,478,698	$7.80	4.62	$2,798
Granted - service conditions	1,516,067	7.31
Granted - market conditions	967,547	7.93
Exercised	(847,731)	7.96		2,232
Forfeited and expired	(58,257)	7.40
Outstanding at December 31, 2023	11,056,324	$7.74	4.82	$31,221
Exercisable at December 31, 2023	7,527,075	$7.90	3.19	$19,989

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the year ended December 31, 2023, the Company granted 68,876 shares to non-employee directors with a vesting period of one year, 26,067 shares with a vesting period of three years and 5,072 shares that vested immediately. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2023	93,181	$9.63
Shares granted	100,015	8.30
Shares vested	(68,051)	9.68
Non-vested balance at December 31, 2023	125,145	$8.54

The fair value of the restricted stock award is equal to the closing share price on the date of grant. The vesting terms of shares of restricted stock vary from 1 to 4 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2023	—	$—
Shares granted - service conditions	436,632	9.22
Shares granted - market conditions	436,633	6.17
Shares vested	—	—
Non-vested balance at December 31, 2023	873,265	$7.69

During the year ended December 31, 2023, the Company granted 436,632 stock units with a vesting period of three years and a grant date fair value of $7.55 and $10.89 per share, respectively. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

During the year ended December 31, 2023, the Company granted 218,543 and 218,090 restricted stock units with a vesting period of three years and grant date fair values ranging from $3.51 - $4.91 and $7.00 - $9.35, respectively. The stock units contain market conditions whereby the stock units will vest subject to the achievement of a specified VWAP, subject to continued employment or service through the end of the performance period as observed and summarized below:

VWAP over the last 20 trading days of the three-year performance period		VWAP over a period of 20 consecutive trading days of the three-year performance period
VWAP	Number of Shares that Vest	VWAP	Number of Shares that Vest
$8.74	72,840	$12.40	72,690
$10.75	72,840	$14.40	72,690
$13.05	72,863	$16.40	72,710

The grant date fair value of the restricted stock units with market conditions is estimated using the Monte Carlo option pricing model. The below table summarizes the assumptions used to estimate the fair value of the restricted stock units granted:

Monte Carlo Model
Expected volatility	46% - 50%
Risk free interest rate	3.72% - 4.02%
Expected dividend yield	0% - 6.84%

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

For the years ended December 31, 2023 and 2022, the Company recognized $8.0 million and $3.8 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP. As of December 31, 2023, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $8.9 million and $5.1 million, respectively, and is expected to be recognized over a weighted average period of 2.2 and 2.6 years, respectively. The income tax benefit derived for the year ended December 31, 2023 and December 31, 2022 as a result of stock option exercises and other stock-based compensation was approximately $0.5 million and $0.2 million, respectively, of which approximately $0.2 million and $0.1 million represented excess tax benefits, respectively.

Note 12. Net (Loss) Income Per Common Share

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

The calculation of basic and diluted EPS for the years ended December 31, 2023 and 2022, was as follows (in thousands, except per share data):

	Year Ended December 31,
	2023	2022
Numerator:
Net (loss) income	$(43,022)	$14,390
Net income from non-controlling interest	$1,939	$2,053
Net (loss) income attributable to controlling interest	$(44,961)	$12,337

Denominator:
Weighted average shares of common stock outstanding	16,761	16,991
Effect of dilutive common stock equivalents	—	1,213
Weighted average diluted common shares outstanding	16,761	18,204

Basic (loss) income per share:	$(2.68)	$0.73

Diluted (loss) income per share:	$(2.68)	$0.68

The Company had the following dilutive securities that were not included in the computations of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022
Stock options	10,185	182
Stock options with unsatisfied market conditions	1,018	161
Restricted stock units	211	—
Restricted stock units with unsatisfied market conditions	211	—
Restricted stock awards	120	8
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	55	—

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

The following table presents the Company's reportable segment information for the year ended December 31, 2023 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate	Total
Net revenue	$82,220	$150,276	$211,725	$10,010	$—	$454,231
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	58,973	104,381	156,056	9,787	—	329,197
Depreciation and amortization	1,338	623	13,323	138	3,778	19,200
Corporate expenses	—	—	—	—	25,023	25,023
Stock-based compensation	582	344	850	15	6,242	8,033
Transaction and business realignment costs	—	—	667	19	483	1,169
Impairment of intangible assets, investments, goodwill and long-lived assets	—	—	74,442	1,400	14,736	90,578
Net loss (gain) on sale and retirement of assets	—	—	177	—	(7)	170
Operating income (loss)	$21,327	$44,928	$(33,790)	$(1,349)	$(50,255)	$(19,139)

The following table presents the Company's reportable segment information for the year ended December 31, 2022, (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate	Total
Net revenue	$90,402	$140,355	$223,879	$8,441	$—	$463,077
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	64,282	97,661	155,355	7,633	—	324,931
Depreciation and amortization	1,240	516	13,818	153	3,317	19,044
Corporate expenses	—	—	—	—	24,428	24,428
Stock-based compensation	521	60	413	9	2,794	3,797
Transaction and business realignment costs (1)	—	—	—	25	4,423	4,448
Impairment of intangible assets, investments, goodwill and long-lived assets	—	—	26,933	120	4,061	31,114
Net gain on sale and retirement of assets	—	—	(219)	—	(56)	(275)
Operating income (loss)	$24,359	$42,118	$27,579	$501	$(38,967)	$55,590
(1) Includes integration costs of $1.3 million related to the acquisition of Cherry Creek. These costs were predominantly for travel and compensation.

SCHEDULE II
TOWNSQUARE MEDIA, INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for credit losses
2023	$5,946	$4,265	$(6,170)	$4,041
2022	$6,743	$3,015	$(3,812)	$5,946

S-1