Form 10-Q
period 2024-03-31
Townsquare Media, Inc.
filed 2024-05-09
CIK 1499832

```````````````````````````

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 6, 2024, the registrant had 15,120,983 outstanding shares of common stock consisting of: (i) 14,305,687 shares of Class A common stock, par value $0.01 per share and (ii) 815,296 shares of Class B common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$56,600	$61,046
Accounts receivable, net of allowance for credit losses of $4,156 and $4,041, respectively	53,894	60,780
Prepaid expenses and other current assets	10,823	10,356
Total current assets	121,317	132,182
Property and equipment, net	110,580	110,194
Intangible assets, net	197,168	200,306
Goodwill	157,270	157,270
Investments	3,309	3,542
Operating lease right-of-use assets	45,732	46,887
Other assets	819	1,165
Restricted cash	505	503
Total assets	$636,700	$652,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,545	$5,036
Deferred revenue	9,814	9,059
Accrued compensation and benefits	14,355	13,085
Accrued expenses and other current liabilities	25,293	25,112
Operating lease liabilities, current	9,549	9,376
Accrued interest	5,782	14,420
Total current liabilities	69,338	76,088
Long-term debt, net of deferred finance costs of $3,513 and $3,960, respectively	500,105	499,658
Deferred tax liability	11,864	11,856
Operating lease liability, net of current portion	41,089	41,437
Other long-term liabilities	12,464	13,099
Total liabilities	634,860	642,138
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 16,431,150 and 14,023,767 shares issued and outstanding, respectively	164	140
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 0 and 1,961,341 shares issued and outstanding, respectively	—	20
Total common stock	172	168
Treasury stock, at cost; 580,527 and 183,768 shares of Class A common stock, respectively	(6,476)	(2,177)
Additional paid-in capital	308,441	310,612
Accumulated deficit	(304,215)	(302,193)
Non-controlling interest	3,918	3,501
Total stockholders’ equity	1,840	9,911
Total liabilities and stockholders’ equity	$636,700	$652,049

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue	$99,633	$103,110

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	76,895	78,324
Depreciation and amortization	4,935	4,944
Corporate expenses	5,217	5,345
Stock-based compensation	2,870	1,772
Transaction and business realignment costs	1,444	292
Impairment of intangible and long-lived assets	1,618	8,487
Net loss (gain) on sale and retirement of assets	14	(292)
Total operating costs and expenses	92,993	98,872
Operating income	6,640	4,238
Other expense (income):
Interest expense, net	9,031	9,558
Gain on repurchases of debt	—	(775)
Other income, net	(4,151)	(1,026)
Income (loss) from operations before tax	1,760	(3,519)
Income tax provision (benefit)	207	(1,578)
Net income (loss)	$1,553	$(1,941)

Net income (loss) attributable to:
Controlling interests	$1,136	$(2,421)
Non-controlling interests	$417	$480

Basic income (loss) per share	$0.07	$(0.14)

Diluted income (loss) per share	$0.06	$(0.14)

Weighted average shares outstanding:
Basic	16,562	17,204
Diluted	18,762	17,204

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2024	14,023,767	815,296	1,961,341	183,768	$168	$(2,177)	$310,612	$(302,193)	$3,501	$9,911
Net income	—	—	—	—	—	—	—	1,136	417	1,553
Conversion of common shares(1)	1,961,341	—	(1,961,341)	—	—	—	—	—	—	—
Settlement of options(2)	—	—	—	—	—	—	(6,902)	—	—	(6,902)
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,158)	—	(3,158)
Stock-based compensation	—	—	—	—	—	—	2,162	—	—	2,162
Treasury stock acquired at cost(3)	—	—	—	396,759	—	(4,299)	—	—	—	(4,299)
Common stock issued under exercise of stock options	263,053	—	—	—	3	—	2,202	—	—	2,205
ESPP shares issued	42,360	—	—	—	—	—	403	—	—	403
Issuance of restricted stock (4)	143,737	—	—	—	1	—	(1)	—	—	—
Shares withheld to satisfy tax withholdings	(3,108)	—	—	—	—	—	(35)	—	—	(35)
Balance at March 31, 2024	16,431,150	815,296	—	580,527	$172	$(6,476)	$308,441	$(304,215)	$3,918	$1,840
(1) During the three months ended March 31, 2024, direct holders of Class C Common Stock converted approximately 2.0 million shares into an equal number of Class A Common Stock. Except as expressly provided in our certificate of incorporation, the Class A common stock, Class B common stock and Class C common stock have equal economic rights and rank equally, share ratably and are identical in all respects as to all matters. Class C common stock is not redeemable, but is convertible 1:1 (including automatically upon certain transfers) into Class A common stock.
(2) During the three months ended March 31, 2024, the Company launched a program that offered certain holders a cash settlement of options. Refer to Note 9, Stockholders' Equity, in the accompanying Notes to Consolidated Financial Statements for additional information related to the settlement.
(3) Represents shares repurchased under the terms of the Company's stock repurchase plan pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period, the "2021 Stock Repurchase Plan." Refer to Note 9, Stockholders' Equity, in the accompanying Notes to Consolidated Financial Statements for additional information related to the stock repurchases.
(4) Refer to Note 9, Stockholders' Equity, in the accompanying Notes to Consolidated Financial Statements for additional information related to shares issued.

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2023	12,964,312	815,296	3,461,341	—	$173	$—	$309,645	$(244,298)	$3,559	$69,079
Net (loss) income	—	—	—	—	—	—	—	(2,421)	480	(1,941)
Dividends declared ($0.1875 per share)	—	—	—	—	—	—	—	(3,343)	—	(3,343)
Stock-based compensation	—	—	—	—	—	—	1,772	—	—	1,772
Common stock issued under exercise of stock options	5,000	—	—	—	—	—	31	—	—	31
ESPP shares issued	65,732	—	—	—	—	—	430	—	—	430
Issuance of restricted stock (4)	82,263	—	—	—	1	—	(1)	—	—	—
Balance at March 31, 2023	13,117,307	815,296	3,461,341	—	$174	$—	$311,877	$(250,062)	$4,039	$66,028

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$1,553	$(1,941)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,935	4,944
Amortization of deferred financing costs	447	425
Non-cash lease expense	1	41
Net deferred taxes and other	8	(1,766)
Allowance for credit losses	1,260	1,323
Stock-based compensation expense	2,870	1,772
Gain on repurchases of debt	—	(775)
Trade and barter activity, net	(195)	(454)
Impairment of intangible and long-lived assets	1,618	8,487
Realized gain on sale of digital assets	—	(839)
Gain on sale of investment	(4,009)	—
Unrealized loss on investment	233	134
Amortization of content rights	1,222	1,200
Change in content rights liabilities	(1,200)	258
Other	1,210	(555)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	5,390	5,058
Prepaid expenses and other assets	71	4,465
Accounts payable	(513)	(22)
Accrued expenses	(4,589)	(3,134)
Accrued interest	(8,638)	(9,258)
Other long-term liabilities	(3)	(8)
Net cash provided by operating activities	1,671	9,355

Cash flows from investing activities:
Purchase of property and equipment	(4,428)	(3,639)
Proceeds from sale of digital assets	—	2,975
Proceeds from sale of assets and investment related transactions	4,147	493
Net cash used in investing activities	(281)	(171)

Cash flows from financing activities:
Repurchases of 2026 Notes	—	(11,248)
Dividend payments	(3,248)	—
Proceeds from stock options exercised	1,990	31
Shares withheld in lieu of employee tax withholding	(35)	—
Withholdings for shares issued under the ESPP	403	430
Repurchases of stock	(4,299)	—
Repayments of capitalized obligations	(645)	(45)
Net cash used in financing activities	(5,834)	(10,832)

Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(4,444)	(1,648)
Beginning of period	61,549	43,913
End of period	$57,105	$42,265

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$17,638	$18,728
Income taxes	12	4

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,158	$3,343
Property and equipment acquired in exchange for advertising (1)	404	98
Accrued capital expenditures	107	89

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$3,026	$3,029
Right-of-use assets obtained in exchange for operating lease obligations	2,140	1,309

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$56,600	$41,768
Restricted cash	505	497
	$57,105	$42,265
(1) Represents total advertising services provided by the Company in exchange for property and equipment during each of the three months ended March 31, 2024 and 2023, respectively.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing solutions business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 23,300 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 349 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2023 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three months ended March 31, 2024, cash flows for the three months ended March 31, 2024, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2024. The Consolidated Balance Sheet as of December 31, 2023 is derived from the audited Consolidated Financial Statements at that date.

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

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies since December 31, 2023. For the Company's detailed accounting policies please refer to the Consolidated Financial Statements and related notes thereto included in the Company's 2023 Annual Report on Form 10-K.

Recently Issued Standards That Have Not Yet Been Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures, which enhances disclosures of significant segment expenses by requiring to disclose significant segment expenses regularly provided to the chief operating decision maker, extends certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The adoption of this standard is not expected to have a significant impact on the Consolidated Financial Statements. The Company is currently assessing the impact of the new requirements on the Consolidated Financial Statement disclosures.

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

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$18,253	$34,084	$44,467	$1,769	$98,573
Political	—	72	988	—	1,060
Net Revenue	$18,253	$34,156	$45,455	$1,769	$99,633

	Three Months Ended March 31, 2023
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$21,561	$33,692	$45,725	$1,919	$102,897
Political	—	15	198	—	213
Net Revenue	$21,561	$33,707	$45,923	$1,919	$103,110

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

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2024	December 31, 2023
Accounts Receivable	$53,894	$60,780
Short-term contract liabilities (deferred revenue)	$9,814	$9,059
Contract Acquisition Costs	$5,190	$5,175

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of March 31, 2024, and December 31, 2023, the balance in the contract liabilities was $9.8 million and $9.1 million, respectively. The increase in the contract liabilities balance at March 31, 2024 is primarily driven by cash payments received or due in advance of satisfying our performance obligations offset by $5.8 million of recognized revenue for the three months ended March 31, 2024. For the three months ended March 31, 2023, we recognized $7.3 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three months ended March 31, 2024.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of March 31, 2024 and December 31, 2023, we had a balance of $5.2 million and $5.2 million, respectively, in capitalized contract acquisition costs and recognized $1.5 million and $1.6 million of amortization for the three months ended March 31, 2024 and 2023, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three months ended March 31, 2024 and 2023.

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

Allowance for Credit Losses

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

The change in the allowance for credit losses for the three months ended March 31, 2024 was as follows (in thousands):

Balance at December 31, 2023	$4,041
Provision for credit losses	1,260
Amounts written off against allowance, net of recoveries	(1,145)
Balance at March 31, 2024	$4,156

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Land and improvements	$19,309	$19,320
Buildings and leasehold improvements	58,616	58,302
Broadcast equipment	108,500	107,663
Computer and office equipment	25,733	25,097
Furniture and fixtures	22,448	22,384
Transportation equipment	18,838	18,573
Software development costs	47,134	45,347
Total property and equipment, gross	300,578	296,686
Less accumulated depreciation and amortization	(189,998)	(186,492)
Total property and equipment, net	$110,580	$110,194

Depreciation and amortization expense for property and equipment was $4.3 million for each of the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, the Company recognized $0.3 million in impairment charges related to ROU assets associated with tower and land leases in 3 local markets.

During the three months ended March 31, 2023, the Company recognized $0.3 million in impairment charges related to certain long-lived assets sold for immaterial amounts in 5 local markets.

The Company had no material right of use assets related to its finance leases as of March 31, 2024 and December 31, 2023.

Note 5. Goodwill and Other Intangible Assets

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in forecasted traditional broadcast revenues in the markets in which we operate, the Company quantitatively evaluated the fair value of its FCC licenses at March 31, 2024.

The key assumptions used in applying the direct valuation method are summarized as follows:

	March 31, 2024
Discount Rate	13.7%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	22.0%	73.0%
Operating Profit Margin	23.1%	46.7%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of interim impairment assessments of our FCC licenses, as of March 31, 2024 we incurred a $1.3 million impairment charge for FCC licenses in one of our 74 local markets for the three months ended March 31, 2024. The Company recorded an impairment charge of $8.2 million for FCC licenses in 15 of our 74 local markets for the three months ended March 31, 2023.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $29.5 million which would have resulted in an impairment charge of $4.6 million as of March 31, 2024. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $15.4 million which would have resulted in an impairment charge of $5.7 million as of March 31, 2024. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Goodwill

For goodwill impairment testing, the Company has selected December 31st as the annual testing date. In addition to the annual impairment test, the Company regularly assesses whether a triggering event has occurred, which would require interim impairment testing. As of December 31, 2023, the fair values of our National Digital, Townsquare Ignite, Analytical Services, and Townsquare Interactive reporting units were in excess of their respective carrying values by approximately 117%, 41%, 157%, and 147%, respectively. The Local Advertising and Amped reporting unit had no goodwill as of December 31, 2023.

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2023 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of March 31, 2024.

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

In early March 2023, the Company sold its digital assets with a carrying value of $2.1 million, recognizing a gain on the sale of $0.8 million, which was included as a component of Other (income) expense, net on the Consolidated Statements of Operations.

Definite-lived intangible assets

The Company’s definite-lived intangible assets were acquired primarily in various acquisitions as well as in connection with the acquisition of software and music licenses.

The following tables present details of our intangible assets as of March 31, 2024 and December 31, 2023, respectively (in thousands):

	March 31, 2024
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$179,936	$—	$179,936
Content rights and other intangible assets	3 - 9	32,630	(15,398)	17,232
Total		$212,566	$(15,398)	$197,168

	December 31, 2023
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$181,236	$—	$181,236
Content rights and other intangible assets	3 - 9	32,630	(13,560)	19,070
Total		$213,866	$(13,560)	$200,306

Amortization of definite-lived intangible assets was $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2024 is as follows (in thousands):

2024 (remainder)	$5,476
2025	3,600
2026	3,188
2027	1,978
2028	1,880
Thereafter	1,110
$17,232

Note 6. Investments

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

Equity securities measured at cost minus impairment

During the three months ended March 31, 2023 and 2024, there were no impairment charges or observable price changes in orderly transactions for the Company's investees.

In February of 2024, one of the Company’s investees announced the completion of its acquisition in a private transaction. The Company recognized a $4.0 million gain on the transaction during the three months ended March 31, 2024, based on total cash consideration received in the amount of $4.0 million.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. Based on the market price of the investee's common stock as of March 31, 2024, the fair value of the Company's investment in the common stock of the investee was approximately $0.6 million. As a result, the Company recorded an unrealized loss of $0.2 million during the three months ended March 31, 2024.

Unrealized gains and losses are included as a component of other expense (income) on the Unaudited Consolidated Financial Statements. The market price of the investee's common stock is categorized as Level 1 within the ASC 820 framework.

Note 7. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
2026 Notes	$503,618	$503,618
Deferred financing costs	(3,513)	(3,960)
Total long-term debt	$500,105	$499,658

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of March 31, 2024.

As of March 31, 2024, based on available market information, the estimated fair value of the 2026 Notes was $491.0 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of March 31, 2024 are as follows (in thousands):

2024 (remainder)	$—
2025	—
2026	503,618
2027	—
2028	—
Thereafter	—
$503,618

Note 8. Income Taxes

The Company's effective tax rate for the three months ended March 31, 2024 and 2023 was approximately 11.8% and 44.8%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2024, is primarily driven by discrete items for the period, including gain on sale of investment.

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

Note 9. Stockholders' Equity

Stock Options

During the three months ended March 31, 2024, eligible option holders tendered 263,053 options to purchase 263,053 shares of Townsquare common stock.

During the three months ended March 31, 2024, the Company granted 68,093 and 45,000 options with grant date fair values of $2.95 and vesting periods of three-years and four-years, respectively, each with ten-year terms. The Company also granted 73,738 options with grant date fair values of $2.68 to $2.86, respectively. The options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

VWAP over 20 consecutive trading days of the three-year performance period
VWAP	Number of Options that Vest
$12.40	24,577
$14.40	24,577
$16.40	24,584
73,738

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

	Monte Carlo Model	Black-Scholes Model
Expected volatility	53.0%	52%
Expected term	5.33 years	6.01 - 6.38 years
Risk free interest rate	4.03%	4.05% - 4.18%
Expected dividend yield	7.14%	7.14% - 7.22%

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

The following table summarizes all option activity for the three months ended March 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	11,056,324	$7.74	4.82	$31,221
Granted - service conditions	113,093	10.58
Granted - market conditions	73,738	10.50
Exercised	(263,053)	8.38		665
Forfeited and expired	(39,382)	7.31
Outstanding at March 31, 2024	10,940,720	$7.77	4.69	$35,117
Exercisable at March 31, 2024	7,312,657	$7.88	3.01	$22,634

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the three months ended March 31, 2024, the Company granted 61,905 shares to non-employee directors with a vesting period of one year and 8,985 shares with a vesting period of three years. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2024	125,145	$8.54
Shares granted	70,890	10.58
Shares vested	(79,358)	7.79
Non-vested balance at March 31, 2024	116,677	$10.28

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2024	873,265	$7.69
Shares granted - service conditions	—	—
Shares granted - market conditions	—	—
Shares vested	(72,847)	7.55
Non-vested balance at March 31, 2024	800,418	$7.71

The Company did not grant any stock units during the three months ended March 31, 2024.

Employee Stock Purchase Plan

During the three months ended March 31, 2024, a total of 42,360 shares of Class A common stock were issued under the 2021 Employee Stock Purchase Plan (the "ESPP").

For the three months ended March 31, 2024 and 2023, the Company recognized approximately $2.9 million and $1.8 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP.

As of March 31, 2024, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $7.9 million and $6.2 million, respectively, and is expected to be recognized over a weighted average period of 2.2 years and 2.3 years, respectively.

Dividends Declared

On February 28, 2024, the board of directors approved a dividend of $0.1975 per share. The dividend of $3.0 million was paid to holders of record as of April 5, 2024 on May 1, 2024.

On April 30, 2024 the board of directors approved a dividend of $0.1975 per share. The dividend will be paid to holders of record as of July 15, 2024 on August 1, 2024.

Stock Repurchase

On April 1, 2024, the Company repurchased 1.5 million shares of the Company’s Class A common stock from MSG National Properties, LLC (“MSG”) for total consideration in the aggregate amount of $14.6 million, or $9.76 per share. The shares were retired upon repurchase.

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

During the three months ended March 31, 2024 a total of 396,759 shares of Class A common stock were repurchased. As of March 31, 2024, a total of 606,150 shares were repurchased under the 2021 Stock Repurchase Plan.

Option Settlement

In late March of 2024, the Company launched a program that offered certain holders a cash settlement of options that were granted in July 2014 following the completion of the Company's initial public offering. These options were approaching their expiration date in July 2024. The cash settlement amount to be paid to each holder was indexed to the closing price of the Company's Class A common stock, as reported on the New York Stock Exchange consolidated tape, as of the date prior to each respective cash settlement election date, less the respective option grant price. A total of $11.4 million was paid in connection with the cash settlement of 3.2 million options in April of 2024.

Note 10. Net Income (Loss) Per Share

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

The following table sets forth the computations of basic and diluted net income (loss) per share for the three months ended March 31, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023

Numerator:
Net income (loss)	$1,553	$(1,941)
Net income from non-controlling interest	417	480
Net income (loss) attributable to controlling interest	$1,136	$(2,421)

Denominator:
Weighted average shares of common stock outstanding	16,562	17,204
Effect of dilutive common stock equivalents	2,200	—
Weighted average diluted common shares outstanding	18,762	17,204

Basic income (loss) per share	$0.07	$(0.14)

Diluted income (loss) per share	$0.06	$(0.14)

The Company had the following dilutive securities that were not included in the computation of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Stock options	109	9,586
Stock options with unsatisfied market conditions	1,187	1,008
Restricted stock units	—	177
Restricted stock units with unsatisfied market conditions	437	177
Restricted stock awards	7	121
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	—	49

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

The following tables present the Company's reportable segment results for the three months ended March 31, 2024 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$18,253	$34,156	$45,455	$1,769	$—	$99,633
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	13,197	27,100	35,270	1,328	—	76,895
Depreciation and amortization	614	181	2,864	33	1,243	4,935
Corporate expenses	—	—	—	—	5,217	5,217
Stock-based compensation	154	148	189	4	2,375	2,870
Transaction and business realignment costs	—	—	18	6	1,420	1,444
Impairment of long-lived assets	—	—	1,618	—	—	1,618
Net loss on sale and retirement of assets	—	—	14	—	—	14
Operating income (loss)	$4,288	$6,727	$5,482	$398	$(10,255)	$6,640

The following table presents the Company's reportable segment results for the three months ended March 31, 2023 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$21,561	$33,707	$45,923	$1,919	$—	$103,110
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	15,962	23,613	37,365	1,384	—	78,324
Depreciation and amortization	328	164	3,600	36	816	4,944
Corporate expenses	—	—	—	—	5,345	5,345
Stock-based compensation	128	45	164	2	1,433	1,772
Transaction and business realignment costs	—	—	193	11	88	292
Impairment of intangible and long-lived assets	—	—	8,487	—	—	8,487
Net gain on sale and retirement of assets	—	—	(292)	—	—	(292)
Operating income (loss)	$5,143	$9,885	$(3,594)	$486	$(7,682)	$4,238

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

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States, or in the specific markets in which we currently do business including supply chain disruptions, inflation, labor shortages and the effect on advertising activity, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our ability to develop and maintain digital technologies and hire and retain technical and sales talent, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2023 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. The forward-looking statements included in this report are made only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Format of Presentation

Townsquare is a community-focused digital media and digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the United States. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing solutions business (“Townsquare Interactive”), providing website design, creation and hosting, search engine optimization, social platforms and online reputation management as well as other monthly digital services for approximately 23,300 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 349 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

Broadcast Advertising

Our Broadcast Advertising segment includes our portfolio of 349 local terrestrial radio stations. Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations primarily to local and regional spot advertisers and, to a lesser extent, national spot and national network advertisers. We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Given the stability of radio’s audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our local markets outside the top 50 markets in the U.S.

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

Macroeconomic Indicators

Current economic challenges, including high and sustained inflation and rising interest rates have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising and subscription digital marketing solutions cancellations, declines in the purchase of new advertising by our clients, declines in the addition of new digital marketing solutions subscribers, and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

The extent of the impact of current economic conditions will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence (including effects on advertising activity, consumer discretionary spending and our employees in the markets in which we operate).

OVERVIEW OF OUR PERFORMANCE

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended March 31, 2024 as compared to the same period in 2023 are summarized below:

•Net revenue decreased $3.5 million, or 3.4%, primarily driven by a $3.3 million decrease in our Subscription Digital Marketing Solutions net revenue and a $0.5 million decrease in our Broadcast Advertising net revenue, partially offset by a $0.4 million increase in our Digital Advertising net revenue.

•Operating income increased $2.4 million, or 56.7%, for the three months ended March 31, 2024. The increase was primarily due to a $6.9 million decrease in non-cash impairment charges and a $1.4 million decrease in direct operating expenses, partially offset by a $3.5 million decrease in net revenue, a $1.2 million increase in transaction and business realignment costs and a $1.1 million increase in stock-based compensation.

•Broadcast Advertising reported an operating income of $5.5 million, as compared to operating loss of $3.6 million for the three months ended March 31, 2023. The increase of $9.1 million is primarily due to a decrease in non-cash impairment charges of $6.9 million and a decrease in direct operating expenses of $2.1 million. The Digital Advertising segment reported operating income of $6.7 million for the three months ended March 31, 2024, which represents a decrease of $3.2 million, as compared to operating income of $9.9 million for the same period in 2023. The decrease is primarily due to an increase of $3.5 million in direct operating expenses. Subscription Digital Marketing Solutions reported operating income of $4.3 million, a decrease of $0.9 million from the three months ended March 31, 2023.

Consolidated Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended March 31,
Statement of Operations Data:	2024	2023	$ Change	% Change
Net revenue	$99,633	$103,110	$(3,477)	(3.4)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	76,895	78,324	(1,429)	(1.8)%
Depreciation and amortization	4,935	4,944	(9)	(0.2)%
Corporate expenses	5,217	5,345	(128)	(2.4)%
Stock-based compensation	2,870	1,772	1,098	62.0%
Transaction and business realignment costs	1,444	292	1,152	394.5%
Impairment of intangible and long-lived assets	1,618	8,487	(6,869)	(80.9)%
Net loss (gain) on sale and retirement of assets	14	(292)	306	(104.8)%
Total operating costs and expenses	92,993	98,872	(5,879)	(5.9)%
Operating income	6,640	4,238	2,402	56.7%
Other expense (income):
Interest expense, net	9,031	9,558	(527)	(5.5)%
Gain on repurchases of debt	—	(775)	775	(100.0)%
Other income, net	(4,151)	(1,026)	(3,125)	304.6%
Income (loss) from operations before tax	1,760	(3,519)	5,279	**
Income tax provision (benefit)	207	(1,578)	1,785	**
Net income (loss)	$1,553	$(1,941)	$3,494	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended March 31, 2024 and 2023 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended March 31,				Three Months Ended March 31,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Subscription Digital Marketing Solutions	$18,253	$21,561	$(3,308)	(15.3)%	$13,197	$15,962	$(2,765)	(17.3)%
Digital Advertising	34,156	33,707	449	1.3%	27,100	23,613	3,487	14.8%
Broadcast Advertising	45,455	45,923	(468)	(1.0)%	35,270	37,365	(2,095)	(5.6)%
Other	1,769	1,919	(150)	(7.8)%	1,328	1,384	(56)	(4.0)%
Total	$99,633	$103,110	$(3,477)	(3.4)%	$76,895	$78,324	$(1,429)	(1.8)%

Net Revenue

Net revenue for the three months ended March 31, 2024 decreased $3.5 million, or 3.4%, as compared to the same period in 2023. Our Subscription Digital Marketing Solutions net revenue decreased $3.3 million, or 15.3%, as compared to the same period in 2023 due to a reduction in net subscribers. Our Broadcast Advertising net revenue decreased $0.5 million, or 1.0%, as compared to the same period in 2023, due to decreases in the purchase of advertising by our clients. These decreases were partially offset by an increase in our Digital Advertising net revenue of $0.4 million, or 1.3%, due to purchases of new advertising.

Direct Operating Expenses

Direct operating expenses for the three months ended March 31, 2024 decreased by $1.4 million, or 1.8%, as compared to the same period in 2023. Our Subscription Digital Marketing Solutions direct operating expenses decreased by $2.8 million, or 17.3% as compared to the same period in 2023 due to lower compensation and promotional costs. Our Broadcast Advertising direct operating expenses decreased $2.1 million, or 5.6%, primarily driven by lower compensation. These decreases were partially offset by a $3.5 million, or 14.8%, increase in our Digital Advertising direct operating expenses as compared to the same period in 2023 primarily driven by higher inventory costs and headcount related expenses.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the three months ended March 31, 2024 decreased $0.1 million, or 2.4%, as compared to the same period in 2023, essentially flat.

Stock-based Compensation

Stock-based compensation expense for three months ended March 31, 2024 increased $1.1 million, or 62.0%, as compared to the same period in 2023, due to grants during the fourth quarter of 2023 and the first quarter of 2024 and $0.7 million in expense recognized related to the cash settlement of options. For further discussion, see Note 9, Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the three months ended March 31, 2024 increased $1.2 million as compared to the same period in 2023, primarily due to local market operational cost reduction efforts.

Impairment of Intangible and Long-Lived Assets

The Company incurred a $1.3 million impairment charges related to FCC licenses in one of our 74 local markets during the three months ended March 31, 2024, as compared to impairment charges of $8.2 million in 15 of our 74 local markets in the same period a year ago.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $29.5 million which would have resulted in an additional impairment charge of $4.6 million as of March 31, 2024. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $15.4 million which would have resulted in a further impairment charge of $5.7 million as of March 31, 2024. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023

2026 Notes	$8,674	$9,115
Capital leases and other	333	373
Deferred financing costs	448	425
Interest income	(424)	(355)
Interest expense, net	$9,031	$9,558

Gain on repurchase of debt

During the three months ended March 31, 2023, the Company voluntarily repurchased an aggregate $12.2 million principal amount of its 2026 Notes below par, plus accrued interest. The Company wrote-off approximately $0.1 million of unamortized deferred financing costs, recognizing a total net gain of $0.8 million in connection with the voluntary repurchases of its 2026 Notes during the three months ended March 31, 2023. The Company did not repurchase any of its 2026 Notes during the three months ended March 31, 2024.

Other income, net

During the three months ended March 31, 2024, the Company recognized a $4.0 million gain upon the acquisition of one of its investees in a private transaction. For further discussion, see Note 6, Investments, in the Notes to Unaudited Consolidated Financial Statements.

Provision (benefit) for income taxes

We recognized a provision for income taxes of $0.2 million for the three months ended March 31, 2024, as compared to an income tax benefit of $1.6 million for the same period in 2023. Our effective tax rate for the three months ended March 31, 2024 and 2023 was approximately 11.8% and 44.8%, respectively. The decrease in the effective tax rate for the three months ended March 31, 2024, is primarily driven by discrete items for the period, including gain on sale of investment.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents	$56,600	$41,768
Restricted cash	505	497

Cash provided by operating activities	1,671	9,355
Cash used in investing activities	(281)	(171)
Cash used in financing activities	(5,834)	(10,832)
Net decrease in cash and cash equivalents and restricted cash	$(4,444)	$(1,648)

Operating Activities

Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2024, as compared to $9.4 million for the same period in 2023. This decrease was primarily due to changes in working capital balances particularly prepaid and accrued expenses.

Investing Activities

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2024 as compared to $0.2 million for the same period in 2023. The increase in net cash used in investing activities was primarily due to cash proceeds of $3.0 million related to the sales of digital assets in 2023 that did not reoccur in 2024 and a $0.8 million increase in purchases of property and equipment, partially offset by a $3.7 million increase in proceeds from sale of assets and investment related transactions.

Financing Activities

Net cash used in financing activities was $5.8 million for the three months ended March 31, 2024, as compared to $10.8 million for the same period in 2023. The increase in net cash used in financing activities was primarily due to $3.2 million in dividend payments, and $4.3 million for repurchases of common stock during the three months ended March 31, 2024, partially offset by $11.2 million in voluntary repurchases of our 2026 Notes in 2023, as compared to no repurchases during the three months ended March 31, 2024. Additionally, proceeds from the exercise of stock options increased $2.0 million for the three months ended March 31, 2024, as compared to the same period a year ago.

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

As of March 31, 2024, we had $500.1 million of outstanding indebtedness, net of deferred financing costs of $3.5 million.

Based on the terms of our 2026 Notes, as of March 31, 2024, we expect our debt service requirements to be approximately $34.6 million over the next twelve months. See Note 7, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

As of March 31, 2024 we had $56.6 million of cash and cash equivalents, and $53.9 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million at March 31, 2024 and December 31, 2023, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

On February 28, 2024, the board of directors approved a dividend of $0.1975 per share. The $3.0 million dividend was paid on May 1, 2024. On April 30, 2024 the board of directors approved a dividend of $0.1975 per share. The dividend will be paid to holders of record as of July 15, 2024 on August 1, 2024.

On April 1, 2024, the Company repurchased 1.5 million shares of the Company’s Class A common stock in the aggregate amount of $14.6 million from MSG National Properties, LLC (“MSG”). The shares were retired upon repurchase.

In late March of 2024, the Company launched a program that offered certain holders a cash settlement of options that were granted in July 2014 following the completion of the Company's initial public offering. These options were approaching their expiration date in July 2024. The cash settlement amount to be paid to each holder was indexed to the closing price of the Company's Class A common stock, as reported on the New York Stock Exchange consolidated tape, as of the date prior to each respective cash settlement election date less the respective option grant price. A total of $11.4 million was paid in connection with the cash settlement of 3.2 million options in April of 2024.

Our anticipated uses of cash in the near term include working capital needs, interest payments, dividend payments, share repurchases, other obligations, and capital expenditures. The Company believes that the cash generated by its operations should be sufficient to meet its liquidity needs for at least the next 12 months. However, our ability to fund our working capital needs, debt payments, dividend payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments also could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

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

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K reflects our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Recent Accounting Standards

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2, Summary of Significant Accounting Policies of the Notes to Unaudited Consolidated Financial Statements included under Item 1.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of March 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three months ended March 31, 2024. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report on Form 10-K for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

2021 Share Repurchase Program

In December 2021, our Board of Directors approved a 3-year share repurchase program for up to $50 million. The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
Jan 1, 2024 through Jan 31, 2024(2)	108,066	$10.68	$46,532
February 1, 2024 through February 29, 2024	138,835	$10.92	$45,016
March 1, 2024 through March 31, 2024	152,966	$10.79	$43,365
Total	399,867	$10.80	$43,365
(1) This column represents the total number of shares purchased as part of publicly announced plans.
(2) Includes 396,759 shares purchased under the stock repurchase program, as well as 3,108 shares repurchased to satisfy withholding tax obligations due upon the vesting of stock-based awards.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2024.

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
Date: May 9, 2024
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer