Form 10-Q
period 2024-06-30
Townsquare Media, Inc.
filed 2024-08-07
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 2, 2024, the registrant had 15,393,798 outstanding shares of common stock consisting of: (i) 14,578,502 shares of Class A common stock, par value $0.01 per share and (ii) 815,296 shares of Class B common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$28,511	$61,046
Accounts receivable, net of allowance for credit losses of $3,879 and $4,041, respectively	60,530	60,780
Prepaid expenses and other current assets	11,822	10,356
Total current assets	100,863	132,182
Property and equipment, net	110,011	110,194
Intangible assets, net	166,982	200,306
Goodwill	154,577	157,270
Investments	2,183	3,542
Operating lease right-of-use assets	43,800	46,887
Other assets	711	1,165
Restricted cash	507	503
Total assets	$579,634	$652,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,710	$5,036
Deferred revenue	9,471	9,059
Accrued compensation and benefits	10,062	13,085
Accrued expenses and other current liabilities	26,630	25,112
Operating lease liabilities, current	9,506	9,376
Accrued interest	14,043	14,420
Total current liabilities	74,422	76,088
Long-term debt, net of deferred finance costs of $2,880 and $3,960, respectively	487,056	499,658
Deferred tax liability	30,491	11,856
Operating lease liability, net of current portion	40,038	41,437
Other long-term liabilities	11,763	13,099
Total liabilities	643,770	642,138
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 15,298,802 and 14,023,767 shares issued and outstanding, respectively	153	140
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 0 and 1,961,341 shares issued and outstanding, respectively	—	20
Total common stock	161	168
Treasury stock, at cost; 840,461 and 183,768 shares of Class A common stock, respectively	(9,829)	(2,177)
Additional paid-in capital	299,161	310,612
Accumulated deficit	(356,633)	(302,193)
Non-controlling interest	3,004	3,501
Total stockholders’ equity	(64,136)	9,911
Total liabilities and stockholders’ equity	$579,634	$652,049

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$118,225	$121,231	$217,858	$224,341

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	85,512	85,654	162,407	163,978
Depreciation and amortization	5,014	4,835	9,949	9,779
Corporate expenses	6,482	6,962	11,699	12,307
Stock-based compensation	8,325	2,106	11,195	3,878
Transaction and business realignment costs	1,594	311	3,038	603
Impairment of intangible assets, investments, goodwill and long-lived assets	32,638	26,240	34,256	34,727
Net loss (gain) on sale and retirement of assets	30	(49)	44	(341)
Total operating costs and expenses	139,595	126,059	232,588	224,931
Operating loss	(21,370)	(4,828)	(14,730)	(590)
Other expense (income):
Interest expense, net	9,212	9,314	18,243	18,872
Gain on repurchases of debt	(3)	(44)	(3)	(819)
Other income, net	(546)	(4,878)	(4,697)	(5,904)
Loss from operations before tax	(30,033)	(9,220)	(28,273)	(12,739)
Income tax provision (benefit)	18,825	(6,520)	19,032	(8,098)
Net loss	$(48,858)	$(2,700)	$(47,305)	$(4,641)

Net (loss) income attributable to:
Controlling interests	$(49,244)	$(3,200)	$(48,108)	$(5,621)
Non-controlling interests	$386	$500	$803	$980

Basic loss per share	$(3.26)	$(0.19)	$(3.04)	$(0.33)

Diluted loss per share	$(3.26)	$(0.19)	$(3.04)	$(0.33)

Weighted average shares outstanding:
Basic	15,097	17,221	15,829	17,212
Diluted	15,097	17,221	15,829	17,212

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2024	14,023,767	815,296	1,961,341	183,768	$168	$(2,177)	$310,612	$(302,193)	$3,501	$9,911
Net income	—	—	—	—	—	—	—	1,136	417	1,553
Conversion of common shares(1)	1,961,341	—	(1,961,341)	—	—	—	—	—	—	—
Settlement of options(2)	—	—	—	—	—	—	(6,902)	—	—	(6,902)
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,158)	—	(3,158)
Stock-based compensation	—	—	—	—	—	—	2,162	—	—	2,162
Treasury stock acquired at cost(3)	—	—	—	396,759	—	(4,299)	—	—	—	(4,299)
Common stock issued under exercise of stock options	263,053	—	—	—	3	—	2,202	—	—	2,205
ESPP shares issued	42,360	—	—	—	—	—	403	—	—	403
Issuance of restricted stock(4)	143,737	—	—	—	1	—	(1)	—	—	—
Shares withheld to satisfy tax withholdings	(3,108)	—	—	—	—	—	(35)	—	—	(35)
Balance at March 31, 2024	16,431,150	815,296	—	580,527	$172	$(6,476)	$308,441	$(304,215)	$3,918	$1,840
Net (loss) income	—	—	—	—	—	—	—	(49,244)	386	(48,858)
Repurchase of stock(5)	(1,500,000)	—	—	—	(15)	—	(14,625)	—	—	(14,640)
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,174)	—	(3,174)
Stock-based compensation	—	—	—	—	—	—	2,717	—	—	2,717
Common stock issued under exercise of stock options	294,962	—	—	—	3	—	2,629	—	—	2,632
Treasury stock acquired at cost (3)	—	—	—	259,934	—	(3,353)	—	—	—	(3,353)
Issuance of restricted stock (4)	72,690	—	—	—	1	—	(1)	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,300)	(1,300)
Balance at June 30, 2024	15,298,802	815,296	—	840,461	$161	$(9,829)	$299,161	$(356,633)	$3,004	$(64,136)
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
(5) On April 1, 2024, the Company repurchased 1.5 million shares of the Company’s Class A common stock. For further discussion on the repurchase, see Note 9, Stockholders' Equity, in the accompanying Notes to Consolidated Financial Statements.

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2023	12,964,312	815,296	3,461,341	—	$173	$—	$309,645	$(244,298)	$3,559	$69,079
Net (loss) income	—	—	—	—	—	—	—	(2,421)	480	(1,941)
Dividends declared ($0.1875 per share)	—	—	—	—	—	—	—	(3,343)	—	(3,343)
Stock-based compensation	—	—	—	—	—	—	1,772	—	—	1,772
Common stock issued under exercise of stock options	5,000	—	—	—	—	—	31	—	—	31
ESPP shares issued	65,732	—	—	—	—	—	430	—	—	430
Issuance of restricted stock (1)	82,263	—	—	—	1	—	(1)	—	—	—
Balance at March 31, 2023	13,117,307	815,296	3,461,341	—	$174	$—	$311,877	$(250,062)	$4,039	$66,028
Net (loss) income	—	—	—	—	—	—	—	(3,200)	500	(2,700)
Repurchase of stock(2)	—	—	(1,500,000)	—	(15)	—	(14,535)	—	—	(14,550)
Dividends declared ($0.1875 per share)	—	—	—	—	—	—	—	(3,148)	—	(3,148)
Stock-based compensation	—	—	—	—	—	—	2,106	—	—	2,106
Common stock issued under exercise of stock options	551,121	—	—	—	5	—	4,272	—	—	4,277
Treasury stock acquired at cost (3)	—	—	—	89,568	—	(1,135)	—	—	—	(1,135)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,499)	(1,499)
Balance at June 30, 2023	13,668,428	815,296	1,961,341	89,568	$164	$(1,135)	$303,720	$(256,410)	$3,040	$49,379
(1) Refer to Note 9, Stockholders' Equity, in the accompanying Notes to Consolidated Financial Statements for additional information related to shares issued.
(2) On June 16, 2023, the Company repurchased 1.5 million shares of the Company’s Class C common stock. For further discussion on the repurchase, see Note 10, Stockholders' Equity, in our Notes to Consolidated Financial Statements
(3) Represents shares repurchased under the terms of the Company's 2021 Stock Repurchase Plan. Refer to Note 9, Stockholders' Equity, in the accompanying Notes to Consolidated Financial Statements for additional information related to the stock repurchases.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(47,305)	$(4,641)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,949	9,779
Amortization of deferred financing costs	990	949
Non-cash lease expense	—	52
Net deferred taxes and other	18,635	(8,473)
Allowance for credit losses	2,686	2,564
Stock-based compensation expense	11,195	3,878
Gain on repurchases of debt	(3)	(819)
Trade and barter activity, net	(575)	(1,008)
Impairment of intangible assets, investments, goodwill and long-lived assets	34,256	34,727
Realized gain on sale of digital assets	—	(839)
Gain on sale of investment	(4,009)	(5,210)
Unrealized gain on investment	(202)	(112)
Amortization of content rights	2,445	2,422
Change in content rights liabilities	(2,464)	(659)
Other	1,946	(596)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,857)	(3,453)
Prepaid expenses and other assets	(527)	4,548
Accounts payable	(365)	625
Accrued expenses	(12,778)	(1,946)
Accrued interest	(377)	(367)
Other long-term liabilities	44	(15)
Net cash provided by operating activities	10,684	31,406

Cash flows from investing activities:
Purchase of property and equipment	(8,679)	(7,136)
Proceeds from sale of digital assets	—	2,975
Proceeds from insurance recoveries	278	372
Proceeds from sale of assets and investment related transactions	4,408	6,196
Net cash (used in) provided by investing activities	(3,993)	2,407

Cash flows from financing activities:
Repurchases of 2026 Notes	(13,589)	(11,966)
Dividend payments	(6,256)	(3,240)
Proceeds from stock options exercised	4,773	4,308
Shares withheld in lieu of employee tax withholding	(35)	—
Withholdings for shares issued under the ESPP	403	430
Repurchases of stock	(22,133)	(15,572)
Cash distribution to non-controlling interests	(1,300)	(1,499)
Repayments of capitalized obligations	(1,085)	(90)
Net cash used in financing activities	(39,222)	(27,629)

Cash and cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,531)	6,184
Beginning of period	61,549	43,913
End of period	$29,018	$50,097

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$18,244	$19,054
Income taxes	684	817

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,174	$3,148
Property and equipment acquired in exchange for advertising (1)	587	253
Accrued capital expenditures	124	114

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$6,094	$5,958
Right-of-use assets obtained in exchange for operating lease obligations	3,524	3,593

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$28,511	$49,598
Restricted cash	507	499
	$29,018	$50,097
(1) Represents total advertising services provided by the Company in exchange for property and equipment during each of the six months ended June 30, 2024 and 2023, respectively.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare is a community-focused digital media and subscription digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing solutions business (“Townsquare Interactive”), providing a business management platform, website design, creation and hosting, search engine optimization, social platforms and online reputation management for approximately 23,575 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 349 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2023 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three and six months ended June 30, 2024, cash flows for the six months ended June 30, 2024, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2024. The Consolidated Balance Sheet as of December 31, 2023 is derived from the audited Consolidated Financial Statements at that date.

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

Recently Issued Standards That Have Not Yet Been Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures, which enhances disclosures of significant segment expenses by requiring the disclosure of significant segment expenses regularly provided to the chief operating decision maker, extending certain annual disclosures to interim periods, and permiting more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. The adoption of this standard is not expected to have a significant impact on the Consolidated Financial Statements. The Company is currently assessing the impact of the new requirements on the Consolidated Financial Statement disclosures.

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

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30, 2024					Three Months Ended June 30, 2023
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$18,515	$41,377	$52,321	$4,553	$116,766	$21,268	$41,080	$53,361	$5,117	$120,826
Political	—	147	1,312	—	1,459	—	46	359	—	405
Net Revenue	$18,515	$41,524	$53,633	$4,553	$118,225	$21,268	$41,126	$53,720	$5,117	$121,231

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$36,768	$75,461	$96,788	$6,322	$215,339	$42,829	$74,772	$99,086	$7,036	$223,723
Political	—	219	2,300	—	2,519	—	61	557	—	618
Net Revenue	$36,768	$75,680	$99,088	$6,322	$217,858	$42,829	$74,833	$99,643	$7,036	$224,341

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

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2024	December 31, 2023
Accounts Receivable	$60,530	$60,780
Short-term contract liabilities (deferred revenue)	$9,471	$9,059
Contract Acquisition Costs	$5,955	$5,175

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of June 30, 2024, and December 31, 2023, the balance in the contract liabilities was $9.5 million and $9.1 million, respectively. The increase in the contract liabilities balance at June 30, 2024 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $1.3 million and $7.1 million of recognized revenue for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2023, we recognized $1.2 million and $8.5 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and six months ended June 30, 2024.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of June 30, 2024 and December 31, 2023, we had a balance of $6.0 million and $5.2 million, respectively, in capitalized contract acquisition costs and recognized $0.7 million and $2.2 million of amortization for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, we recognized $1.7 million and $3.3 million of amortization, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and six months ended June 30, 2024 and 2023.

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

The change in the allowance for credit losses for the six months ended June 30, 2024 was as follows (in thousands):

Balance at December 31, 2023	$4,041
Provision for credit losses	2,686
Amounts written off against allowance, net of recoveries	(2,848)
Balance at June 30, 2024	$3,879

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Land and improvements	$18,792	$19,320
Buildings and leasehold improvements	59,104	58,302
Broadcast equipment	109,958	107,663
Computer and office equipment	26,232	25,097
Furniture and fixtures	22,528	22,384
Transportation equipment	18,873	18,573
Software development costs	48,847	45,347
Total property and equipment, gross	304,334	296,686
Less accumulated depreciation and amortization	(194,323)	(186,492)
Total property and equipment, net	$110,011	$110,194

Depreciation and amortization expense for property and equipment was $4.4 million and $4.2 million for the three months ended June 30, 2024 and 2023, respectively and $8.7 million and $8.6 million for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, the Company recognized $0.3 million in impairment charges related to ROU assets associated with tower and land leases in 3 local markets. During the three and six months ended June 30, 2023, the Company recognized a $0.3 million impairment charge to right of use assets associated with the abandonment of a portion of leased office space in Purchase, NY.

During the three and six months ended June 30, 2023, the Company recognized a total of $0.2 million and $0.4 million in impairment charges, respectively, related to the intended sale of land and building in Battle Creek, MI and for certain long-lived assets, that were sold for immaterial amounts in five local markets.

The Company had no material right of use assets related to its finance leases as of June 30, 2024 and December 31, 2023.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to increases in the weighted average cost of capital and changes in forecasted traditional broadcast revenues in the markets in which we operate, the Company quantitatively evaluated the fair value of its FCC licenses at June 30 and March 31, 2024.

The key assumptions used in applying the direct valuation method are summarized as follows:

	June 30, 2024
Discount Rate	16.5%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.7%	75.0%
Operating Profit Margin	23.1%	46.7%

	March 31, 2024
Discount Rate	13.7%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	22.0%	73.0%
Operating Profit Margin	23.1%	46.7%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the interim impairment assessments of our FCC licenses, as of June 30, 2024 we incurred impairment charges of $28.4 million and $29.7 million for the three and six months ended June 30, 2024, respectively, for FCC licenses in 26 of our 74 local markets for the three and six months ended June 30, 2024. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital for the period and decreases in third-party forecasts of broadcast revenues. The increase in the weighted average cost of capital was driven by changes in the market data utilized in determining the discount rate applied in the valuation of our FCC licenses. The changes in data were driven by an increase in industry bond yields during the three months ended June 30, 2024. The Company recorded an impairment charge of $16.6 million and $24.8 million for FCC licenses in 20 of our 74 local markets for the three and six months ended June 30, 2023.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $18.9 million which would have resulted in an impairment charge of $16.4 million as of June 30, 2024. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $9.5 million which would have resulted in an impairment charge of $8.4 million as of June 30, 2024. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

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

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2023 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. During the second quarter of 2024, the Company concluded that the carrying amount of the National Digital and Live Events reporting units exceeded their fair values, resulting in the recognition of a non-cash goodwill impairment charges of $1.8 million and $0.9 million, respectively. An interim impairment assessment was considered necessary as a result of declines in revenue and increases in the weighted average cost of capital. The Company did not identify indicators of impairment related to any other reporting unit that would have required an interim impairment assessment during the three months ended June 30, 2024.

The fair value of the National Digital and Live Events reporting units were determined using an income approach whereby the fair value was calculated utilizing discounted estimated future cash flows. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing the National Digital and Live Events reporting units for impairment was 17.7% and 14.5%, respectively, with a perpetual growth rate of (1.0)% and 2.3%, respectively.

The following table presents changes in goodwill by segment during the six months ended June 30, 2024:

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Balance at December 31, 2023	$77,000	$77,687	$—	$2,583	$157,270
Impairment	—	(1,784)	—	(909)	(2,693)
Balance at June 30, 2024	$77,000	$75,903	$—	$1,674	$154,577

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

The following tables present details of our intangible assets as of June 30, 2024 and December 31, 2023, respectively (in thousands):

	June 30, 2024
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$151,582	$—	$151,582
Content rights and other intangible assets	2 - 8	32,589	(17,189)	15,400
Total		$184,171	$(17,189)	$166,982

	December 31, 2023
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$181,236	$—	$181,236
Content rights and other intangible assets	3 - 9	32,630	(13,560)	19,070
Total		$213,866	$(13,560)	$200,306

Amortization of definite-lived intangible assets was $1.8 million and $1.8 million for the three months ended June 30, 2024 and 2023, respectively, and $3.7 million and $3.6 million for the six months ended June 30, 2024 and 2023, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2024 is as follows (in thousands):

2024 (remainder)	$3,642
2025	3,600
2026	3,188
2027	1,978
2028	1,880
Thereafter	1,112
$15,400

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

Equity securities measured at cost minus impairment

During the three and six months ended June 30, 2024, the Company recorded $1.6 million of impairment charges for existing investments as the Company became aware of objective evidence to indicate that the fair value of the investments were below their carrying amounts.

During the three and six months ended June 30, 2023, the Company recorded a $9.2 million impairment charge for an existing investment based on the implied fair value of the investee, as the Company became aware of objective evidence to indicate that the fair value of its investment was below its carrying amount.

In February of 2024, one of the Company’s investees announced the completion of its acquisition in a private transaction. The Company recognized a $4.0 million gain on the transaction during the three and six months ended June 30, 2024, based on total cash consideration received in the amount of $4.0 million. On April 12, 2023, one of the Company's investees was acquired as a result of a private transaction. The Company recognized a $5.2 million gain on the transaction, based on total consideration received in the amount of $6.0 million.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. Based on the market price of the investee's common stock as of June 30, 2024, the fair value of the Company's investment in the common stock of the investee was approximately $1.0 million. As a result, the Company recorded an unrealized gain of $0.4 million and $0.2 million during the three and six months ended June 30, 2024, respectively. During the three and six months ended June 30, 2023, the Company recorded an unrealized gain of $0.2 million and $0.1 million, respectively, as a result of changes in the fair value of the investee's common stock.

Unrealized gains and losses are included as a component of other expense (income) on the Unaudited Consolidated Financial Statements. The market price of the investee's common stock is categorized as Level 1 within the ASC 820 framework.

Note 7. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
2026 Notes	$489,936	$503,618
Deferred financing costs	(2,880)	(3,960)
Total long-term debt	$487,056	$499,658

During the six months ended June 30, 2024, the Company voluntarily repurchased an aggregate $13.7 million principal amount of its 2026 Notes below par, plus accrued interest. The Company wrote-off approximately $0.1 million of unamortized deferred financing costs, recognizing an immaterial net gain for the three and six months ended June 30, 2024. The repurchased notes were canceled by the Company.

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of June 30, 2024.

As of June 30, 2024, based on available market information, the estimated fair value of the 2026 Notes was $482.6 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of June 30, 2024 are as follows (in thousands):

2024 (remainder)	$—
2025	—
2026	489,936
2027	—
2028	—
Thereafter	—
$489,936

Note 8. Income Taxes

The Company's effective tax rate for the three months ended June 30, 2024 and 2023 was approximately (62.7)% and 70.7%, respectively. The Company's effective tax rate for the six months ended June 30, 2024 and 2023 was approximately (67.3)% and 63.6%, respectively.

The decrease in the effective tax rate for the three and six months ended June 30, 2024, is primarily driven by an increase in the valuation allowance for interest expense carryforwards resulting from the non-cash impairment charges and an increase in non-deductible compensation costs recorded during the three months ended June 30, 2024.

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

Note 9. Stockholders' Equity

Stock Options

During the six months ended June 30, 2024, eligible option holders tendered 558,015 options to purchase 558,015 shares of Townsquare common stock.

During the six months ended June 30, 2024, the Company granted 68,093 and 45,000 options with grant date fair values of $2.95 and vesting periods of three-years and four-years, respectively, each with ten-year terms. The Company also granted 73,738 options with grant date fair values of $2.68 to $2.86, respectively. The options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

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

The following table summarizes all option activity for the six months ended June 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	11,056,324	$7.74	4.82	$31,221
Granted - service conditions	113,093	10.58
Granted - market conditions	73,738	10.50
Exercised	(558,015)	8.67		1,469
Settled	(3,155,298)	8.75		11,391
Forfeited and expired	(49,382)	7.27
Outstanding at June 30, 2024	7,480,460	$7.31	6.39	$27,279
Exercisable at June 30, 2024	3,938,224	$7.11	5.08	$15,173

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the six months ended June 30, 2024, the Company granted 61,905 shares to non-employee directors with a vesting period of one year and 8,985 shares with a vesting period of three years. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2024	125,145	$8.54
Shares granted	70,890	10.58
Shares vested	(79,358)	7.79
Non-vested balance at June 30, 2024	116,677	$10.28

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2024	873,265	$7.69
Shares granted - service conditions	—	—
Shares granted - market conditions	—	—
Shares vested	(145,537)	8.45
Non-vested balance at June 30, 2024	727,728	$7.54

The Company did not grant any stock units during the six months ended June 30, 2024.

Employee Stock Purchase Plan

During the six months ended June 30, 2024, a total of 42,360 shares of Class A common stock were issued under the 2021 Employee Stock Purchase Plan (the "ESPP").

For the three months ended June 30, 2024 and 2023, the Company recognized approximately $2.7 million and $2.1 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP. For the six months ended June 30, 2024 and 2023, the Company recognized approximately $4.9 million and $3.9 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP.

As of June 30, 2024, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $6.5 million and $4.8 million, respectively, and is expected to be recognized over a weighted average period of 2.1 years and 2.1 years, respectively.

Dividends Declared

On April 30, 2024 the board of directors approved a dividend of $0.1975 per share. The dividend of $3.0 million was paid to holders of record as of July 15, 2024 on August 1, 2024.

On July 22, 2024 the board of directors approved a dividend of $0.1975 per share. The dividend will be paid to holders of record as of October 15, 2024 on November 1, 2024.

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

During the six months ended June 30, 2024 a total of 2,156,693 shares of Class A common stock were repurchased. As of June 30, 2024, a total of 2,366,084 shares were repurchased under the 2021 Stock Repurchase Plan.

Option Settlement

In late March of 2024, the Company launched a program that offered certain holders a cash settlement of options that were granted in July 2014 following the completion of the Company's initial public offering. These options were approaching their expiration date in July 2024. The cash settlement amount to be paid to each holder was indexed to the closing price of the Company's Class A common stock, as reported on the New York Stock Exchange consolidated tape, as of the date prior to each respective cash settlement election date, less the respective option grant price. During the six months ended June 30, 2024, a total of $11.4 million was paid in connection with the cash settlement of 3.2 million options. During the three and six months ended June 30, 2024, a total of $3.8 million and $4.6 million, respectively, of expense was recognized as a component of stock-based compensation in connection with the cash settlement of the options.

Stock Bonus Program

In April of 2024, the Company launched a stock bonus program that offered certain employees the option to receive their 2024 annual incentive compensation in the form of the Company's Class A common stock. The incentive compensation to be paid to each employee was fixed at the time of election to participate in the program and the number of shares to be issued will be determined based on the closing price of the Company's Class A common stock on the settlement date in late 2024 or early 2025. During the three and six months ended June 30, 2024, a total of $1.8 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program.

Note 10. Net Loss Per Share

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

The following table sets forth the computations of basic and diluted net loss per share for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Numerator:
Net loss	$(48,858)	$(2,700)	$(47,305)	$(4,641)
Net income from non-controlling interest	386	500	803	980
Net loss attributable to controlling interest	$(49,244)	$(3,200)	$(48,108)	$(5,621)

Denominator:
Weighted average shares of common stock outstanding	15,097	17,221	15,829	17,212
Effect of dilutive common stock equivalents	—	—	—	—
Weighted average diluted common shares outstanding	15,097	17,221	15,829	17,212

Basic loss per share	$(3.26)	$(0.19)	$(3.04)	$(0.33)

Diluted loss per share	$(3.26)	$(0.19)	$(3.04)	$(0.33)

The Company had the following dilutive securities that were not included in the computation of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	6,541	10,247	8,232	9,987
Stock options with unsatisfied market conditions	1,176	1,511	1,149	1,192
Restricted stock units	364	219	371	198
Restricted stock units with unsatisfied market conditions	387	219	412	198
Restricted stock awards	117	112	118	117
Shares expected to be issued under stock bonus program	413	—	206	—
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	36	35	36	41

Note 11. Commitments and Contingencies

The Company is involved in legal proceedings in which damages and claims have been asserted against us. The Company believes that we have valid defenses to such proceedings and claims and intends to vigorously defend the Company. Management does not believe that any such matters will have a material adverse effect on our financial position, results of operations, or liquidity. The Company records a loss contingency if the potential loss from a proceeding or claim is considered probable and the amount can be reasonably estimated or a range of loss can be determined. The Company provides disclosure when it is reasonably possible that a loss will be incurred in excess of any recorded provision. Significant judgment is required in these determinations. As additional information becomes available, the Company reassesses prior determinations and may change its estimates. Litigation is subject to many uncertainties, and the outcome of litigation is not predictable with assurance.

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

The following tables present the Company's reportable segment results for the three months ended June 30, 2024 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$18,515	$41,524	$53,633	$4,553	$—	$118,225
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	13,098	30,515	37,612	4,287	—	85,512
Depreciation and amortization	608	266	2,807	32	1,301	5,014
Corporate expenses	—	—	—	—	6,482	6,482
Stock-based compensation	180	208	169	4	7,764	8,325
Transaction and business realignment costs	—	—	70	6	1,518	1,594
Impairment of intangible assets, investments, goodwill and long-lived assets	—	1,784	28,385	909	1,560	32,638
Net loss on sale and retirement of assets	—	—	30	—	—	30
Operating income (loss)	$4,629	$8,751	$(15,440)	$(685)	$(18,625)	$(21,370)

The following table presents the Company's reportable segment results for the three months ended June 30, 2023 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$21,268	$41,126	$53,720	$5,117	$—	$121,231
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	15,243	26,782	38,983	4,646	—	85,654
Depreciation and amortization	327	168	3,382	33	925	4,835
Corporate expenses	—	—	—	—	6,962	6,962
Stock-based compensation	151	70	218	4	1,663	2,106
Transaction and business realignment costs	—	—	167	—	144	311
Impairment of intangible assets, investments and long-lived assets	—	—	16,743	—	9,497	26,240
Net gain on sale and retirement of assets	—	—	(49)	—	—	(49)
Operating income (loss)	$5,547	$14,106	$(5,724)	$434	$(19,191)	$(4,828)

The following tables present the Company's reportable segment results for the six months ended June 30, 2024 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$36,768	$75,680	$99,088	$6,322	$—	$217,858
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	26,295	57,615	72,882	5,615	—	162,407
Depreciation and amortization	1,222	447	5,671	65	2,544	9,949
Corporate expenses	—	—	—	—	11,699	11,699
Stock-based compensation	334	356	358	8	10,139	11,195
Transaction and business realignment costs	—	—	88	12	2,938	3,038
Impairment of intangible assets, investments, goodwill and long-lived assets	—	1,784	30,003	909	1,560	34,256
Net loss on sale and retirement of assets	—	—	44	—	—	44
Operating income (loss)	$8,917	$15,478	$(9,958)	$(287)	$(28,880)	$(14,730)

The following tables present the Company's reportable segment results for the six months ended June 30, 2023 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$42,829	$74,833	$99,643	$7,036	$—	$224,341
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	31,205	50,395	76,348	6,030	—	163,978
Depreciation and amortization	655	332	6,982	69	1,741	9,779
Corporate expenses	—	—	—	—	12,307	12,307
Stock-based compensation	279	115	382	6	3,096	3,878
Transaction and business realignment costs	—	—	360	11	232	603
Impairment of intangible assets, investments and long-lived assets	—	—	25,230	—	9,497	34,727
Net gain on sale and retirement of assets	—	—	(341)	—	—	(341)
Operating income (loss)	$10,690	$23,991	$(9,318)	$920	$(26,873)	$(590)

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

Format of Presentation

Townsquare is a community-focused digital media and subscription digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the United States. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing solutions business (“Townsquare Interactive”), providing a business management platform, website design, creation and hosting, search engine optimization, social platforms and online reputation management as well as other monthly digital services for approximately 23,575 small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 349 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

OVERVIEW OF OUR PERFORMANCE

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended June 30, 2024 as compared to the same period in 2023 are summarized below:

•Net revenue decreased $3.0 million, or 2.5%, primarily driven by a $2.8 million decrease in our Subscription Digital Marketing Solutions net revenue and a $0.6 million decrease in our Other net revenue, partially offset by a $0.4 million increase in our Digital Advertising net revenue.

•Operating loss increased $16.5 million, or 342.6%, for the three months ended June 30, 2024. The increase was primarily due to a $6.4 million increase in non-cash impairment charges, a $6.2 million increase in stock-based compensation and the $3.0 million decrease in net revenue discussed above.

•Broadcast Advertising reported an operating loss of $15.4 million for the three months ended June 30, 2024, as compared to an operating loss of $5.7 million for the three months ended June 30, 2023. The increase of $9.7 million is primarily due to an increase in non-cash impairment charges of $11.6 million, partially offset by a decrease in direct operating expenses of $1.4 million. The Digital Advertising segment reported operating income of $8.8 million for the three months ended June 30, 2024, which represents a decrease of $5.4 million, as compared to operating income of $14.1 million for the same period in 2023. The decrease is primarily due to an increase of $3.7 million in direct operating expenses and a non-cash goodwill impairment charge of $1.8 million. Subscription Digital Marketing Solutions reported operating income of $4.6 million, a decrease of $0.9 million from the three months ended June 30, 2023 due to the decrease in net revenue discussed above, partially offset by a $2.1 million decrease in direct operating expenses.

Certain key financial developments in our business for the six months ended June 30, 2024, as compared to the same period in 2023 are summarized below:

•Net revenue for the six months ended June 30, 2024 as compared to the same period in 2023, decreased $6.5 million, or 2.9%, primarily driven by a $6.1 million decrease in our Subscription Digital Marketing Solutions net revenue, a $0.7 million decrease in Other net revenue, and a $0.6 million decrease in Broadcast Advertising net revenue. These decreases were partially offset by a $0.8 million increase in our Digital Advertising net revenue.

•Operating income decreased $14.1 million for the six months ended June 30, 2024, primarily due to a $7.3 million increase in stock-based compensation and a decrease in net revenue of $6.5 million.

Consolidated Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended June 30,
Statement of Operations Data:	2024	2023	$ Change	% Change
Net revenue	$118,225	$121,231	$(3,006)	(2.5)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	85,512	85,654	(142)	(0.2)%
Depreciation and amortization	5,014	4,835	179	3.7%
Corporate expenses	6,482	6,962	(480)	(6.9)%
Stock-based compensation	8,325	2,106	6,219	295.3%
Transaction and business realignment costs	1,594	311	1,283	412.5%
Impairment of intangible assets, investments, goodwill and long-lived assets	32,638	26,240	6,398	24.4%
Net loss (gain) on sale and retirement of assets	30	(49)	79	(161.2)%
Total operating costs and expenses	139,595	126,059	13,536	10.7%
Operating loss	(21,370)	(4,828)	(16,542)	342.6%
Other expense (income):
Interest expense, net	9,212	9,314	(102)	(1.1)%
Gain on repurchases of debt	(3)	(44)	41	(93.2)%
Other income, net	(546)	(4,878)	4,332	(88.8)%
Loss from operations before tax	(30,033)	(9,220)	(20,813)	225.7%
Income tax provision (benefit)	18,825	(6,520)	25,345	388.7%
Net loss	$(48,858)	$(2,700)	$(46,158)	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended June 30,				Three Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Subscription Digital Marketing Solutions	$18,515	$21,268	$(2,753)	(12.9)%	$13,098	$15,243	$(2,145)	(14.1)%
Digital Advertising	41,524	41,126	398	1.0%	30,515	26,782	3,733	13.9%
Broadcast Advertising	53,633	53,720	(87)	(0.2)%	37,612	38,983	(1,371)	(3.5)%
Other	4,553	5,117	(564)	(11.0)%	4,287	4,646	(359)	(7.7)%
Total	$118,225	$121,231	$(3,006)	(2.5)%	$85,512	$85,654	$(142)	(0.2)%

Net Revenue

Net revenue for the three months ended June 30, 2024 decreased $3.0 million, or 2.5%, as compared to the same period in 2023. Our Subscription Digital Marketing Solutions net revenue decreased $2.8 million, or 12.9%, as compared to the same period in 2023 due to a reduction in net subscribers. Our Other net revenue decreased $0.6 million due to fewer live events. Our Broadcast Advertising net revenue decreased $0.1 million, or 0.2%, as compared to the same period in 2023, essentially flat. These decreases were partially offset by an increase in our Digital Advertising net revenue of $0.4 million, or 1.0%, due to purchases of new advertising.

Direct Operating Expenses

Direct operating expenses for the three months ended June 30, 2024 decreased by $0.1 million, or 0.2%, as compared to the same period in 2023. Our Subscription Digital Marketing Solutions direct operating expenses decreased by $2.1 million, or 14.1% as compared to the same period in 2023 due to lower compensation costs and bad debt. Our Broadcast Advertising direct operating expenses decreased $1.4 million, or 3.5%, primarily driven by lower compensation. These decreases were partially offset by a $3.7 million, or 13.9%, increase in our Digital Advertising direct operating expenses as compared to the same period in 2023 primarily driven by higher inventory costs and bad debt. Other direct operating expenses decreased $0.4 million, or 7.7%, due to a decrease in live events during the period, as compared to the same period a year ago.

Stock-based Compensation

Stock-based compensation expense for three months ended June 30, 2024 increased $6.2 million, or 295.3%, as compared to the same period in 2023, primarily due to $3.8 million in expense recognized for the cash settlement of options, $1.8 million of expense recognized for the stock bonus program and due to grants during the fourth quarter of 2023 and the first quarter of 2024. For further discussion, see Note 9, Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the three months ended June 30, 2024 increased $1.3 million as compared to the same period in 2023, primarily due to local market operational cost reduction efforts.

Impairment of Intangible Assets, Investments, Goodwill and Long-Lived Assets

The Company incurred a $28.4 million impairment charges related to FCC licenses in 26 of our 74 local markets during the three months ended June 30, 2024, as compared to impairment charges of $16.6 million in 20 of our 74 local markets in the same period a year ago.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $18.9 million which would have resulted in an additional impairment charge of $16.4 million as of June 30, 2024. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $9.5 million which would have resulted in a further impairment charge of $8.4 million as of June 30, 2024. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

During the second quarter of 2024, in connection with an interim goodwill impairment assessment, the Company concluded that the carrying amounts of the National Digital and Live Events reporting units exceeded their fair values, resulting in the recognition of a non-cash goodwill impairment charges of $1.8 million and $0.9 million, respectively, for the three months ended June 30, 2024. An interim impairment assessment was considered necessary as a result of declines in revenue and increases in the weighted average cost of capital. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the three months ended June 30, 2024, the Company recorded an impairment charge of $1.6 million related to certain of its equity securities, which are measured at cost minus impairment. The Company recorded impairment charges of $9.2 million related to one of its investment securities during the same period in 2023. For further discussion, see Note 6, Investments, in the Notes to Unaudited Consolidated Financial Statements.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024	2023

2026 Notes	$8,567	$8,909
Capital leases and other	305	326
Deferred financing costs	543	524
Interest income	(203)	(445)
Interest expense, net	$9,212	$9,314

Other expense (income), net

Unrealized Gain on Investment

Other expense (income), net includes unrealized gains related to measuring the fair value of one of the Company's investees. During the three months ended June 30, 2024, the Company recorded an unrealized gain of $0.4 million, as compared to $0.2 million during the three months ended June 30, 2023. See Note 7, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Insurance Recoveries

During the three months ended June 30, 2024, the Company recorded total insurance recoveries of $0.3 million related to construction and flood damages in two of its local markets.

Realized Gain on Investment

During the three months ended June 30, 2023, one of the Company's investments was acquired in a private transaction. The Company recognized a $5.2 million gain on the transaction, based on total consideration received in the amount of $6.0 million.

Provision (benefit) for income taxes

We recognized a provision for income taxes of $18.8 million for the three months ended June 30, 2024, as compared to an income tax benefit of $6.5 million for the same period in 2023. Our effective tax rate for the three months ended June 30, 2024 and 2023 was approximately (62.7)% and 70.7%, respectively. The effective tax rate and income tax provision for the three months ended June 30, 2024 is primarily driven by an increase in the valuation allowance for interest expense carryforwards resulting from the non-cash impairment charges and an increase in non-deductible compensation costs recorded during the three months ended June 30, 2024.

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

Consolidated Results of Operations

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Six Months Ended June 30,
Statement of Operations Data:	2024	2023	$ Change	% Change
Net revenue	$217,858	$224,341	$(6,483)	(2.9)%

Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	162,407	163,978	(1,571)	(1.0)%
Depreciation and amortization	9,949	9,779	170	1.7%
Corporate expenses	11,699	12,307	(608)	(4.9)%
Stock-based compensation	11,195	3,878	7,317	188.7%
Transaction and business realignment costs	3,038	603	2,435	403.8%
Impairment of intangible assets, investments, goodwill and long-lived assets	34,256	34,727	(471)	(1.4)%
Net loss (gain) on sale and retirement of assets	44	(341)	385	(112.9)%
Total operating costs and expenses	232,588	224,931	7,657	3.4%
Operating loss	(14,730)	(590)	(14,140)	**
Other expense (income):
Interest expense, net	18,243	18,872	(629)	(3.3)%
Gain on repurchases of debt	(3)	(819)	816	(99.6)%
Other income, net	(4,697)	(5,904)	1,207	(20.4)%
Loss from operations before income taxes	(28,273)	(12,739)	(15,534)	121.9%
Income tax provision (benefit)	19,032	(8,098)	27,130	335.0%
Net loss	$(47,305)	$(4,641)	$(42,664)	919.3%
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the six months ended June 30, 2024 and 2023 (in thousands):

	Net Revenue				Direct Operating Expenses
	Six Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Subscription Digital Marketing Solutions	$36,768	$42,829	$(6,061)	(14.2)%	$26,295	$31,205	$(4,910)	(15.7)%
Digital Advertising	75,680	74,833	847	1.1%	57,615	50,395	7,220	14.3%
Broadcast Advertising	99,088	99,643	(555)	(0.6)%	72,882	76,348	(3,466)	(4.5)%
Other	6,322	7,036	(714)	(10.1)%	5,615	6,030	(415)	(6.9)%
Total	$217,858	$224,341	$(6,483)	(2.9)%	$162,407	$163,978	$(1,571)	(1.0)%

Net Revenue

Net revenue for the six months ended June 30, 2024, decreased $6.5 million, or 2.9%, as compared to the same period in 2023. Our Subscription Digital Marketing Solutions net revenue for six months ended June 30, 2024 decreased $6.1 million, or 14.2% as compared to the same period in 2023 due primarily to a reduction of net subscribers. Qur Other net revenue decreased $0.7 million, or 10.1%, due to a decrease in live events held during the period and our Broadcast Advertising net revenue decreased $0.6 million, or 0.6%, due to decreases in the purchase of new advertising by our clients, as compared to the same period a year ago. Our Digital Advertising net revenue for the six months ended June 30, 2024, increased $0.8 million, or 1.1%, due to purchases of new advertising.

Direct Operating Expenses

Direct operating expenses for the six months ended June 30, 2024, decreased by $1.6 million, or 1.0%, as compared to the same period in 2023. Our Subscription Digital Marketing Solutions direct operating expenses for the six months ended June 30, 2024 decreased $4.9 million, or 15.7% due to lower compensation costs and bad debt. Our Broadcast Advertising direct operating expenses decreased by $3.5 million, or 4.5% primarily driven by lower compensation costs, as compared to the same period in 2023, and our Other direct operating expenses for the six months ended June 30, 2024, decreased $0.4 million, or 6.9%, as compared to the same period in 2023, due to a decrease in live events during the period. These decreases were partially offset by our Digital Advertising direct operating expense increase of $7.2 million, or 14.3%, due to higher inventory and compensation costs.

Stock-based Compensation

Stock-based compensation expense for the six months ended June 30, 2024, increased $7.3 million, or 188.7%, as compared to the same period in 2023 due to $4.6 million in expense recognized related to the cash settlement of options, $1.8 million of expense recognized for the stock bonus program and due to grants during the fourth quarter of 2023 and the first quarter of 2024. For further discussion, see Note 9, Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the six months ended June 30, 2024 increased $2.4 million as compared to the same period in 2023, primarily due to local market operational cost reduction efforts.

Impairment of Intangible Assets, Investments, Goodwill and Long-Lived Assets

The Company recorded total impairment charges of $29.7 million related to FCC licenses in 26 of our 74 local markets during the six months ended June 30, 2024, as compared to impairment charges of $24.8 million to FCC licenses in 20 of our 74 local markets in the same period a year ago. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, decreases in third-party forecasts of broadcast revenues and an increase in the estimate of initial capital costs due to rising prices. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the second quarter of 2024, in connection with an interim goodwill impairment assessment, the Company concluded that the carrying amounts of the National Digital and Live Events reporting units exceeded their fair values, resulting in the recognition of a non-cash goodwill impairment charges of $1.8 million and $0.9 million, respectively, for the six months ended June 30, 2024. An interim impairment assessment was considered necessary as a result of declines in revenue and increases in the weighted average cost of capital. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the six months ended June 30, 2024, the Company recorded an impairment charge of $1.6 million related to certain of its equity securities, which are measured at cost minus impairment. The Company recorded an impairment charges of $9.2 million related to one of its investment securities during the same period in 2023. For further discussion, see Note 6, Investments, in the Notes to Unaudited Consolidated Financial Statements.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023

2026 Notes	$17,241	$18,024
Capital leases and other	639	699
Deferred financing costs	990	949
Interest income	(627)	(800)
Interest expense, net	$18,243	$18,872

Gain on repurchase of debt

During the six months ended June 30, 2024, the Company voluntarily repurchased an aggregate $13.7 million principal amount of its 2026 Notes below par, plus accrued interest. The Company wrote-off approximately $0.1 million of unamortized deferred financing costs, recognizing an immaterial net gain for the three and six months ended June 30 2024. During the six months ended June 30, 2023, the Company voluntarily repurchased an aggregate $12.9 million principal amount of its 2026 Notes below par plus accrued interest. The Company wrote-off approximately $0.1 million of unamortized deferred financing costs, recognizing a total net gain of $0.8 million in connection with the voluntary repurchases of its 2026 Notes.

Other expense (income), net

Unrealized Gain on Investment

Other expense (income), net includes unrealized gains related to measuring the fair value of one of the Company's investees. During the six months ended June 30, 2024 the Company recorded an unrealized net gain of $0.2 million, as compared to $0.1 million during the six months ended June 30, 2023. See Note 6, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Insurance Recoveries

During the six months ended June 30, 2024, the Company recorded the Company recorded total insurance recoveries of $0.3 million related to construction and flood damages in two of its local markets.

Realized Gain on Investment

In February of 2024, one of the Company’s investees announced the completion of its acquisition. The Company recognized a $4.0 million gain on the transaction during the six months ended June 30, 2024. During the six months ended June 30, 2023, one of the Company's investments was acquired in a private transaction. The Company recognized a $5.2 million gain on the transaction, based on total consideration received in the amount of $6.0 million.

Provision (benefit) for income taxes

We recognized a provision for income taxes of $19.0 million for the six months ended June 30, 2024, as compared to a benefit of $8.1 million for the same period in 2023. Our effective tax rate for the period was approximately (67.3)% for the six months ended June 30, 2024 as compared to 63.6% for the six months ended June 30, 2023. The effective tax rate and income tax provision for the six months ended June 30, 2024 is primarily driven by an increase in the valuation allowance for interest expense carryforwards resulting from the non-cash impairment charges and an increase in non-deductible compensation costs recorded during the three months ended June 30, 2024.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents	$28,511	$49,598
Restricted cash	507	499

Cash provided by operating activities	10,684	31,406
Cash (used in) provided by investing activities	(3,993)	2,407
Cash used in financing activities	(39,222)	(27,629)
Net decrease in cash and cash equivalents and restricted cash	$(32,531)	$6,184

Operating Activities

Net cash provided by operating activities was $10.7 million for the six months ended June 30, 2024, as compared to $31.4 million for the same period in 2023. This decrease was primarily due to changes in working capital balances, particularly prepaid and accrued expenses.

Investing Activities

Net cash used in investing activities was $4.0 million for the six months ended June 30, 2024 as compared to net cash provided by investing activities of $2.4 million for the same period in 2023. The increase in net cash used in investing activities was primarily due to cash proceeds of $3.0 million related to the sales of digital assets in 2023 that did not reoccur in 2024, a $1.5 million increase in purchases of property and equipment and a $1.8 million decrease in proceeds from the sale of assets and investment related transactions.

Financing Activities

Net cash used in financing activities was $39.2 million for the six months ended June 30, 2024, as compared to $27.6 million for the same period in 2023. The increase in net cash used in financing activities was primarily due to higher repurchases of common stock in the amount of $6.6 million, a $3.0 million increase in dividend payments and higher voluntary repurchases of our 2026 Notes in the amount of $1.6 million for the six months ended June 30, 2024, as compared to the same period a year ago. These increases were partially offset by a $0.5 million increase in proceeds from the exercise of stock options for the six months ended June 30, 2024, as compared to the same period in 2023.

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

As of June 30, 2024, we had $487.1 million of outstanding indebtedness, net of deferred financing costs of $2.9 million.

Based on the terms of our 2026 Notes, as of June 30, 2024, we expect our debt service requirements to be approximately $33.7 million over the next twelve months. See Note 7, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

As of June 30, 2024 we had $28.5 million of cash and cash equivalents, and $60.5 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million at June 30, 2024 and December 31, 2023, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

On April 30, 2024 the board of directors approved a dividend of $0.1975 per share. The $3.0 million dividend was paid on August 1, 2024. On July 22, 2024 the board of directors approved a dividend of $0.1975 per share. The dividend will be paid to holders of record as of October 15, 2024 on November 1, 2024.

On April 1, 2024, the Company repurchased 1.5 million shares of the Company’s Class A common stock in the aggregate amount of $14.6 million from MSG National Properties, LLC (“MSG”). The shares were retired upon repurchase.

In late March of 2024, the Company launched a program that offered certain holders a cash settlement of options that were granted in July 2014 following the completion of the Company's initial public offering. These options were approaching their expiration date in July 2024. The cash settlement amount paid to each holder was indexed to the closing price of the Company's Class A common stock, as reported on the New York Stock Exchange consolidated tape, as of the date prior to each respective cash settlement election date less the respective option grant price. A total of $11.4 million was paid in connection with the cash settlement of 3.2 million options during the first half of 2024.

During the first half of 2024, the Company voluntarily repurchased an aggregate $13.7 million in principal amount of its 2026 Notes, below par.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of June 30, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and six months ended June 30, 2024. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

2021 Share Repurchase Program

In December 2021, our Board of Directors approved a 3-year share repurchase program for up to $50 million. The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
April 1, 2024 through April 30, 2024	1,721,727	$10.08	$26,010
May 1, 2024 through May 31, 2024	38,207	$12.34	$25,539
June 1, 2024 through June 30, 2024	—	$—	$25,539
Total	1,759,934	$10.13	$25,539
(1) This column represents the total number of shares purchased as part of publicly announced plans.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2024.

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
Date: August 7, 2024
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer