Form 10-Q
period 2024-09-30
Townsquare Media, Inc.
filed 2024-11-07
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 1, 2024, the registrant had 15,547,213 outstanding shares of common stock consisting of: (i) 14,231,917 shares of Class A common stock, par value $0.01 per share and (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 500,000 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,786	$61,046
Accounts receivable, net of allowance for credit losses of $4,131 and $4,041, respectively	57,654	60,780
Prepaid expenses and other current assets	12,759	10,356
Total current assets	92,199	132,182
Property and equipment, net	110,428	110,194
Intangible assets, net	165,179	200,306
Goodwill	152,903	157,270
Investments	975	3,542
Operating lease right-of-use assets	42,460	46,887
Other assets	763	1,165
Restricted cash	509	503
Total assets	$565,416	$652,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,799	$5,036
Deferred revenue	9,092	9,059
Accrued compensation and benefits	12,007	13,085
Accrued expenses and other current liabilities	26,986	25,112
Operating lease liabilities, current	9,487	9,376
Accrued interest	5,501	14,420
Total current liabilities	66,872	76,088
Long-term debt, net of deferred finance costs of $2,234 and $3,960, respectively	476,702	499,658
Deferred tax liability	25,163	11,856
Operating lease liability, net of current portion	38,153	41,437
Other long-term liabilities	10,989	13,099
Total liabilities	617,879	642,138
Stockholders’ equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 15,196,963 and 14,023,767 shares issued and outstanding, respectively	152	140
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 500,000 and 1,961,341 shares issued and outstanding, respectively	5	20
Total common stock	165	168
Treasury stock, at cost; 965,399 and 183,768 shares of Class A common stock, respectively	(11,218)	(2,177)
Additional paid-in capital	304,097	310,612
Accumulated deficit	(349,000)	(302,193)
Non-controlling interest	3,493	3,501
Total stockholders’ equity	(52,463)	9,911
Total liabilities and stockholders’ equity	$565,416	$652,049

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$115,311	$115,104	$333,169	$339,445

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	83,794	81,323	246,201	245,301
Depreciation and amortization	4,947	4,717	14,896	14,496
Corporate expenses	6,063	6,604	17,762	18,911
Stock-based compensation	2,867	2,350	14,062	6,228
Transaction and business realignment costs	645	161	3,683	764
Impairment of intangible assets, investments, goodwill and long-lived assets	2,008	30,970	36,264	65,697
Net gain on sale and retirement of assets	(110)	(362)	(66)	(703)
Total operating costs and expenses	100,214	125,763	332,802	350,694
Operating income (loss)	15,097	(10,659)	367	(11,249)
Other expense (income):
Interest expense, net	9,175	9,343	27,418	28,215
Gain on repurchases of debt	(8)	(430)	(11)	(1,249)
Other income, net	(277)	(547)	(4,974)	(6,451)
Income (loss) from operations before tax	6,207	(19,025)	(22,066)	(31,764)
Income tax (benefit) provision	(5,129)	17,478	13,903	9,380
Net income (loss)	$11,336	$(36,503)	$(35,969)	$(41,144)

Net income (loss) attributable to:
Controlling interests	$10,847	$(36,999)	$(37,261)	$(42,620)
Non-controlling interests	$489	$496	$1,292	$1,476

Basic income (loss) per share	$0.71	$(2.27)	$(2.38)	$(2.52)

Diluted income (loss) per share	$0.63	$(2.27)	$(2.38)	$(2.52)

Weighted average shares outstanding:
Basic	15,296	16,277	15,650	16,897
Diluted	17,227	16,277	15,650	16,897

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2024	14,023,767	815,296	1,961,341	183,768	$168	$(2,177)	$310,612	$(302,193)	$3,501	$9,911
Net income	—	—	—	—	—	—	—	1,136	417	1,553
Conversion of common shares(1)	1,961,341	—	(1,961,341)	—	—	—	—	—	—	—
Settlement of options(2)	—	—	—	—	—	—	(6,902)	—	—	(6,902)
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,158)	—	(3,158)
Stock-based compensation	—	—	—	—	—	—	2,162	—	—	2,162
Treasury stock acquired at cost(3)	—	—	—	396,759	—	(4,299)	—	—	—	(4,299)
Common stock issued under exercise of stock options	263,053	—	—	—	3	—	2,202	—	—	2,205
ESPP shares issued	42,360	—	—	—	—	—	403	—	—	403
Issuance of restricted stock(4)	143,737	—	—	—	1	—	(1)	—	—	—
Shares withheld to satisfy tax withholdings	(3,108)	—	—	—	—	—	(35)	—	—	(35)
Balance at March 31, 2024	16,431,150	815,296	—	580,527	$172	$(6,476)	$308,441	$(304,215)	$3,918	$1,840
Net (loss) income	—	—	—	—	—	—	—	(49,244)	386	(48,858)
Repurchase of stock(5)	(1,500,000)	—	—	—	(15)	—	(14,625)	—	—	(14,640)
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,174)	—	(3,174)
Stock-based compensation	—	—	—	—	—	—	2,717	—	—	2,717
Common stock issued under exercise of stock options	294,962	—	—	—	3	—	2,629	—	—	2,632
Treasury stock acquired at cost (3)	—	—	—	259,934	—	(3,353)	—	—	—	(3,353)
Issuance of restricted stock (4)	72,690	—	—	—	1	—	(1)	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,300)	(1,300)
Balance at June 30, 2024	15,298,802	815,296	—	840,461	$161	$(9,829)	$299,161	$(356,633)	$3,004	$(64,136)
Net income	—	—	—	—	—	—	—	10,847	489	11,336
Conversion of common shares (1)	(500,000)	—	500,000	—	—	—	—	—	—	—
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,214)	—	(3,214)
Stock-based compensation	—	—	—	—	—	—	2,005	—	—	2,005
Common stock issued under exercise of stock options	349,778	—	—	—	4	—	2,626	—	—	2,630
Treasury stock acquired at cost (3)	—	—	—	124,938	—	(1,389)	—	—	—	(1,389)
ESPP shares issued	33,486	—	—	—	—	—	305	—	—	305
Issuance of restricted stock (4)	14,897	—	—	—	—	—	—	—	—	—
Balance at September 30, 2024	15,196,963	815,296	500,000	965,399	$165	$(11,218)	$304,097	$(349,000)	$3,493	$(52,463)
(1) During the three months ended March 31, 2024, direct holders of Class C Common Stock converted approximately 2.0 million shares into an equal number of Class A Common Stock. During the three months ended September 30, 2024, direct holders of Class A Common Stock converted approximately 0.5 million shares into an equal number of Class C Common Stock. Except as expressly provided in our certificate of incorporation, the Class A common stock, Class B common stock and Class C common stock have equal economic rights and rank equally, share ratably and are identical in all respects as to all matters. Class C common stock is not redeemable, but is convertible 1:1 (including automatically upon certain transfers) into Class A common stock.
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

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2023	12,964,312	815,296	3,461,341	—	$173	$—	$309,645	$(244,298)	$3,559	$69,079
Net (loss) income	—	—	—	—	—	—	—	(2,421)	480	(1,941)
Dividends declared ($0.1875 per share)	—	—	—	—	—	—	—	(3,343)	—	(3,343)
Stock-based compensation	—	—	—	—	—	—	1,772	—	—	1,772
Common stock issued under exercise of stock options	5,000	—	—	—	—	—	31	—	—	31
ESPP shares issued	65,732	—	—	—	—	—	430	—	—	430
Issuance of restricted stock	82,263	—	—	—	1	—	(1)	—	—	—
Balance at March 31, 2023	13,117,307	815,296	3,461,341	—	$174	$—	$311,877	$(250,062)	$4,039	$66,028
Net (loss) income	—	—	—	—	—	—	—	(3,200)	500	(2,700)
Repurchase of stock	—	—	(1,500,000)	—	(15)	—	(14,535)	—	—	(14,550)
Dividends declared ($0.1875 per share)	—	—	—	—	—	—	—	(3,148)	—	(3,148)
Stock-based compensation	—	—	—	—	—	—	2,106	—	—	2,106
Common stock issued under exercise of stock options	551,121	—	—	—	5	—	4,272	—	—	4,277
Treasury stock acquired at cost (3)	—	—	—	89,568	—	(1,135)	—	—	—	(1,135)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,499)	(1,499)
Balance at June 30, 2023	13,668,428	815,296	1,961,341	89,568	$164	$(1,135)	$303,720	$(256,410)	$3,040	$49,379
Net (loss) income	—	—	—	—	—	—	—	(36,999)	496	(36,503)
Dividends declared ($0.1875 per share)	—	—	—	—	—	—	—	(3,164)	—	(3,164)
Stock-based compensation	—	—	—	—	—	—	2,350	—	—	2,350
Common stock issued under exercise of stock options	132,314	—	—	—	2	—	1,130	—	—	1,132
Issuance of restricted stock	17,752	—	—	—	—	—	—	—	—	—
ESPP shares issued	45,977	—	—	—	1	—	298	—	—	299
Treasury stock acquired at cost (3)	—	—	—	94,200	—	(1,059)	—	—	—	(1,059)
Balance at September 30, 2023	13,864,471	815,296	1,961,341	183,768	$167	$(2,194)	$307,498	$(296,573)	$3,536	$12,434

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(35,969)	$(41,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,896	14,496
Amortization of deferred financing costs	1,576	1,567
Non-cash lease (income) expense	(558)	69
Net deferred taxes and other	13,307	8,817
Allowance for credit losses	4,036	2,817
Stock-based compensation expense	14,062	6,228
Gain on repurchases of debt	(11)	(1,249)
Trade and barter activity, net	(993)	(1,352)
Impairment of intangible assets, investments, goodwill and long-lived assets	36,264	65,697
Realized gain on sale of digital assets	—	(839)
Gain on sale of investment	(4,054)	(5,210)
Unrealized gain on investment	(202)	493
Amortization of content rights	3,667	3,645
Change in content rights liabilities	(3,747)	(1,819)
Reimbursement of equipment modification costs	—	(1,487)
Other	1,837	(1,276)
Changes in assets and liabilities
Accounts receivable	(1,117)	(3,037)
Prepaid expenses and other assets	(1,516)	5,130
Accounts payable	(1,231)	646
Accrued expenses	(10,812)	(3,845)
Accrued interest	(8,920)	(9,443)
Other long-term liabilities	42	60
Net cash provided by operating activities	20,557	38,964

Cash flows from investing activities:
Purchases of property and equipment	(13,771)	(11,373)
Proceeds from sale of digital assets	—	2,975
Proceeds from insurance recoveries	336	721
Proceeds from sale of assets and investment related transactions	5,829	7,277
Net cash used in investing activities	(7,606)	(400)

Cash flows from financing activities:
Repurchases of 2026 Notes	(24,521)	(25,621)
Dividend payments	(9,267)	(6,285)
Proceeds from stock options exercised	7,252	5,440
Shares withheld in lieu of employee tax withholding	(35)	—
Withholdings for shares issued under the ESPP	708	729
Repurchases of stock	(23,551)	(16,645)
Cash distribution to non-controlling interests	(1,300)	(1,499)
Repayments of capitalized obligations	(1,491)	(140)
Net cash used in financing activities	(52,205)	(44,021)

Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(39,254)	(5,457)
Beginning of period	61,549	43,913
End of period	$22,295	$38,456
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$35,390	$37,273
Income taxes	945	1,122

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,214	$3,164
Property and equipment acquired in exchange for advertising (1)	772	550
Accrued capital expenditures	79	229

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$9,175	$8,850
Right-of-use assets obtained in exchange for operating lease obligations	4,691	4,035

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$21,786	$37,955
Restricted cash	509	501
	$22,295	$38,456
(1) Represents total advertising services provided by the Company in exchange for property and equipment during each of the nine months ended September 30, 2024 and 2023, respectively.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare is a community-focused digital media and subscription digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the U.S. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing solutions business (“Townsquare Interactive”), providing a business management platform, website design, creation and hosting, search engine optimization, social platforms and online reputation management for small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 349 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2023 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three and nine months ended September 30, 2024, cash flows for the nine months ended September 30, 2024, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2024. The Consolidated Balance Sheet as of December 31, 2023 is derived from the audited Consolidated Financial Statements at that date.

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

Recently Issued Standards That Have Not Yet Been Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting – Improvements to Reportable Segments Disclosures, which enhances disclosures of significant segment expenses by requiring the disclosure of significant segment expenses regularly provided to the chief operating decision maker, extending certain annual disclosures to interim periods, and permitting more than one measure of segment profit or loss to be reported under certain conditions. The amendments are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted, including adoption in any interim periods for which financial statements have not been issued. As this update only requires additional disclosures, the adoption of this standard is not expected to have a significant impact on the Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional categories of information about federal and state income taxes in the rate reconciliation table and to provide more details about reconciling items in some categories if items meet a quantitative threshold. The guidance also requires the disclosure of income taxes paid, net of refunds, disaggregated by federal and state taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. As this update only requires additional disclosures, the adoption of this standard is not expected to have a significant impact on the Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires the disclosure in the notes to financial statements, information about certain costs and expenses including, purchases of inventory, employee compensation, depreciation and intangible asset amortization. The guidance also requires a qualitative description of amounts remaining in certain expense captions that are not separately disaggregated on a quantitative basis, as well as the disclosure of the total amount of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30, 2024					Three Months Ended September 30, 2023
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$19,080	$40,716	$50,775	$1,040	$111,611	$20,257	$38,943	$53,618	$1,659	$114,477
Political	—	145	3,555	—	3,700	—	66	561	—	627
Net Revenue	$19,080	$40,861	$54,330	$1,040	$115,311	$20,257	$39,009	$54,179	$1,659	$115,104

	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$55,848	$116,177	$147,563	$7,362	$326,950	$63,086	$113,715	$152,704	$8,695	$338,200
Political	—	364	5,855	—	6,219	—	127	1,118	—	1,245
Net Revenue	$55,848	$116,541	$153,418	$7,362	$333,169	$63,086	$113,842	$153,822	$8,695	$339,445

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

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2024	December 31, 2023
Accounts Receivable	$57,654	$60,780
Short-term contract liabilities (deferred revenue)	$9,092	$9,059
Contract Acquisition Costs	$6,600	$5,175

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of September 30, 2024, and December 31, 2023, the balance in the contract liabilities was $9.1 million and $9.1 million, respectively. The increase in the contract liabilities balance at September 30, 2024 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $0.7 million and $7.8 million of recognized revenue for the three and nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, we recognized $0.6 million and $9.1 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and nine months ended September 30, 2024.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of September 30, 2024 and December 31, 2023, we had a balance of $6.6 million and $5.2 million, respectively, in capitalized contract acquisition costs and recognized $1.0 million and $3.2 million of amortization for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, we recognized $1.8 million and $5.1 million of amortization, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and nine months ended September 30, 2024 and 2023.

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

The change in the allowance for credit losses for the nine months ended September 30, 2024 was as follows (in thousands):

Balance at December 31, 2023	$4,041
Provision for credit losses	4,036
Amounts written off against allowance, net of recoveries	(3,946)
Balance at September 30, 2024	$4,131

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Land and improvements	$18,781	$19,320
Buildings and leasehold improvements	59,348	58,302
Broadcast equipment	111,143	107,663
Computer and office equipment	26,477	25,097
Furniture and fixtures	22,477	22,384
Transportation equipment	18,809	18,573
Software development costs	50,635	45,347
Total property and equipment, gross	307,670	296,686
Less accumulated depreciation and amortization	(197,242)	(186,492)
Total property and equipment, net	$110,428	$110,194

Depreciation and amortization expense for property and equipment was $4.3 million and $4.1 million for the three months ended September 30, 2024 and 2023, respectively and $13.1 million and $12.7 million for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, the Company recognized $0.3 million in impairment charges related to ROU assets associated with tower and land leases in 3 local markets and a $0.1 million impairment charge related to the pending sale of a station in Trenton, NJ.

During the nine months ended September 30, 2023, the Company recognized a total of $0.7 million in gains on the sale of buildings and land in the Bozeman, MT, and Yakima, WA, markets respectively.

During the nine months ended September 30, 2023, the company recognized $0.4 million in impairment charges related to the sale of land and buildings in Battle Creek, MI and a total of $0.4 million in impairment charges to right of use assets associated with the abandonment of leased office space in Purchase and Binghamton, NY.

The Company had no material right of use assets related to its finance leases as of September 30, 2024 and December 31, 2023.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in the weighted average cost of capital and changes in forecasted traditional broadcast revenues in the markets in which we operate, the Company quantitatively evaluated the fair value of its FCC licenses at September 30, June 30, and March 31, 2024.

The key assumptions used in applying the direct valuation method are summarized as follows:

	September 30, 2024
Discount Rate	15.4%
Long-term Revenue Growth Rate	(0.5)%
	Low	High
Mature Market Share*	20.7%	75.0%
Operating Profit Margin	23.1%	46.7%

	June 30, 2024
Discount Rate	16.5%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.7%	75.0%
Operating Profit Margin	23.1%	46.7%

	March 31, 2024
Discount Rate	13.7%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	22.0%	73.0%
Operating Profit Margin	23.1%	46.7%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the interim impairment assessments of our FCC licenses, the Company incurred no impairment charges during the third quarter of 2024, and $29.7 million of impairment charges for the nine months ended September 30, 2024, for FCC licenses in 26 of our 74 local markets. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital for the respective periods and decreases in third-party forecasts of broadcast revenues. The increases in the weighted average cost of capital were driven by changes in the market data, specifically industry bond yields, utilized in determining the discount rate applied in the valuation of our FCC licenses. The Company recorded an impairment charge of $23.6 million and $48.4 million for FCC licenses in 24 and 32 of our 74 local markets for the three and nine months ended September 30, 2023.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $21.1 million which would have resulted in an impairment charge of $3.3 million as of September 30, 2024. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $10.5 million which would have resulted in an impairment charge of $9.0 million as of September 30, 2024. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $10.3 million which would result in an impairment charge of $9.0 million.

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

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2023 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. During the third quarter of 2024, the Company concluded that the carrying amount of the Live Events reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $1.7 million. During the second quarter of 2024, the Company concluded that the carrying amount of the National Digital and Live Events reporting units exceeded their fair values, resulting in the recognition of a non-cash goodwill impairment charges of $1.8 million and $0.9 million, respectively. In total, the company recorded $4.4 million of non-cash goodwill impairment charges during the nine months ended September 30, 2024.

Interim impairment assessments were considered necessary as a result of declines in revenues and profit and increases in the weighted average cost of capital. The Company did not identify indicators of impairment related to any other reporting units that would have required an interim impairment assessment during the three months ended September 30, 2024. The Local Advertising, Amped, and Live Events reporting units had no goodwill as of September 30, 2024.

The fair value of the Live Events reporting unit was determined using an income approach whereby the fair value was calculated utilizing discounted estimated future cash flows. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing the Live Events reporting unit for impairment was 13.4%, with a perpetual growth rate of 3.2%.

The following table presents changes in goodwill by segment during the nine months ended September 30, 2024:

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Balance at December 31, 2023	$77,000	$77,687	$—	$2,583	$157,270
Impairment	—	(1,784)	—	(2,583)	(4,367)
Balance at September 30, 2024	$77,000	$75,903	$—	$—	$152,903

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

The following tables present details of our intangible assets as of September 30, 2024 and December 31, 2023, respectively (in thousands):

	September 30, 2024
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$151,582	$—	$151,582
Content rights and other intangible assets	2 - 8	32,518	(18,921)	13,597
Total		$184,100	$(18,921)	$165,179

	December 31, 2023
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$181,236	$—	$181,236
Content rights and other intangible assets	3 - 9	32,630	(13,560)	19,070
Total		$213,866	$(13,560)	$200,306

Amortization of definite-lived intangible assets was $1.8 million for the three months ended September 30, 2024 and 2023, respectively, and $5.5 million and $5.4 million for the nine months ended September 30, 2024 and 2023, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2024 is as follows (in thousands):

2024 (remainder)	$1,824
2025	3,609
2026	3,195
2027	1,978
2028	1,880
Thereafter	1,111
$13,597

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

Equity securities measured at cost minus impairment

During the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $1.8 million of impairment charges for existing investments, respectively. During the three and nine months ended September 30, 2023, the Company recorded $4.4 million and $13.6 million of impairment charges for existing investments, respectively. The impairment charges were based on the implied fair values of the investees, as the Company became aware of objective evidence to indicate that the fair value of the investments were below their carrying amounts.

In February of 2024, one of the Company’s investees announced the completion of its acquisition in a private transaction. The Company recognized a $4.0 million gain on the transaction during the nine months ended September 30, 2024, based on total cash consideration received in the amount of $4.0 million. On April 12, 2023, one of the Company's investees was acquired as a result of a private transaction. The Company recognized a $5.2 million gain on the transaction, based on total consideration received in the amount of $6.0 million.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. During the three months ended September 2024, the company sold the investment for $1.1 million, recognizing an immaterial gain on sale. During the nine months ended September 30, 2024, the Company recognized a total unrealized net gain of $0.2 million as a result of changes in the fair value of the investee's common stock during the period. During the three and nine months ended September 30, 2023, the Company recorded an unrealized loss of $0.6 million and $0.5 million, respectively, as a result of changes in the fair value of the investee's common stock.

Unrealized gains and losses are included as a component of other expense (income) on the Unaudited Consolidated Financial Statements. The market price of the investee's common stock is categorized as Level 1 within the ASC 820 framework.

Note 7. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
2026 Notes	$478,936	$503,618
Deferred financing costs	(2,234)	(3,960)
Total long-term debt	$476,702	$499,658

During the three and nine months ended September 30, 2024, the Company voluntarily repurchased an aggregate $11.0 million and $24.7 million principal amount of its 2026 Notes below par, plus accrued interest, respectively. The Company wrote-off approximately $0.1 million and $0.2 million of unamortized deferred financing costs, recognizing immaterial net gains for the three and nine months ended September 30, 2024, respectively. The repurchased notes were canceled by the Company.

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of September 30, 2024.

As of September 30, 2024, based on available market information, the estimated fair value of the 2026 Notes was $478.3 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of September 30, 2024 are as follows (in thousands):

2024 (remainder)	$—
2025	—
2026	478,936
2027	—
2028	—
Thereafter	—
$478,936

Note 8. Income Taxes

The Company's effective tax rate for the three months ended September 30, 2024 and 2023 was approximately 82.6% and 91.9%, respectively. The Company's effective tax rate for the nine months ended September 30, 2024 and 2023 was approximately 63.0% and 29.5%, respectively.

The change in the effective tax rate for the three and nine months ended September 30, 2024, is driven by the valuation allowance for interest expense carryforwards resulting from non-cash impairment charges and an increase in certain non-deductible compensation costs recorded during the three and nine months ended September 30, 2024.

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

Note 9. Stockholders' Equity

Stock Options

During the nine months ended September 30, 2024, eligible option holders tendered 907,793 options to purchase 907,793 shares of Townsquare common stock.

During the nine months ended September 30, 2024, the Company granted 124,093 options with grant date fair values ranging from $2.30 to $2.95 and vesting periods from three to five-years, each with ten-year terms. The Company also granted 73,738 options with grant date fair values of $2.68 to $2.86, respectively. These options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

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

	Monte Carlo Model	Black-Scholes Model
Expected volatility	53.0%	51% - 52%
Expected term	5.33 years	6.01 - 7.00 years
Risk free interest rate	4.03%	3.63% - 4.23%
Expected dividend yield	7.14%	7.14% - 8.32%

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

The following table summarizes all option activity for the nine months ended September 30, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	11,056,324	$7.74	4.82	$31,221
Granted - service conditions	124,093	10.58
Granted - market conditions	73,738	10.50
Exercised	(907,793)	8.23		2,624
Settled	(3,186,653)	8.75		11,468
Forfeited and expired	(72,457)	7.30
Outstanding at September 30, 2024	7,087,252	$7.30	6.32	$20,327
Exercisable at September 30, 2024	3,554,516	$7.05	5.05	$11,051

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the nine months ended September 30, 2024, the Company granted 85,787 shares, including 61,905 shares to non-employee directors, with vesting periods of one to three years. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2024	125,145	$8.54
Shares granted	85,787	10.83
Shares vested	(83,584)	8.00
Non-vested balance at September 30, 2024	127,348	$10.44

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2024	873,265	$7.69
Shares granted - service conditions	—	—
Shares granted - market conditions	—	—
Shares vested	(145,537)	8.45
Non-vested balance at September 30, 2024	727,728	$7.54

The Company did not grant any stock units during the nine months ended September 30, 2024.

Employee Stock Purchase Plan

During the nine months ended September 30, 2024, a total of 75,846 shares of Class A common stock were issued under the 2021 Employee Stock Purchase Plan (the "ESPP").

For the three months ended September 30, 2024 and 2023, the Company recognized approximately $2.0 million and $2.4 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP. For the nine months ended September 30, 2024 and 2023, the Company recognized approximately $6.9 million and $6.2 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP.

As of September 30, 2024, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $5.2 million and $4.3 million, respectively, and is expected to be recognized over a weighted average period of 2.0 years and 1.9 years, respectively.

Dividends Declared

On July 22, 2024 the board of directors approved a dividend of $0.1975 per share. The dividend of $3.0 million was paid to holders of record as of October 15, 2024 on November 1, 2024.

On October 28, 2024 the board of directors approved a dividend of $0.1975 per share. The dividend will be paid to holders of record as of January 21 2025, on February 1, 2025.

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

During the nine months ended September 30, 2024 a total of 2,281,631 shares of Class A common stock were repurchased. As of September 30, 2024, a total of 2,491,022 shares were repurchased under the 2021 Stock Repurchase Plan.

Option Settlement

In late March of 2024, the Company launched a program that offered certain holders a cash settlement of options that were granted in July 2014 following the completion of the Company's initial public offering. These options were approaching their expiration date in July 2024. The cash settlement amount to be paid to each holder was indexed to the closing price of the Company's Class A common stock, as reported on the New York Stock Exchange consolidated tape, as of the date prior to each respective cash settlement election date, less the respective option exercise price. During the nine months ended September 30, 2024, a total of $11.5 million was paid in connection with the cash settlement of 3.2 million options. During the nine months ended September 30, 2024, a total of $4.6 million of expense was recognized as a component of stock-based compensation in connection with the cash settlement of the options.

Stock Bonus Program

In April of 2024, the Company launched a stock bonus program that offered certain employees the option to receive their 2024 annual incentive compensation in the form of the Company's Class A common stock. The incentive compensation to be paid to each employee was fixed at the time of election to participate in the program and the number of shares to be issued will be determined based on the closing price of the Company's Class A common stock on the settlement date in late 2024 or early 2025. During the three and nine months ended September 30, 2024, a total of $0.9 million and $2.6 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program.

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

The following table sets forth the computations of basic and diluted net loss per share for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Numerator:
Net income (loss)	$11,336	$(36,503)	$(35,969)	$(41,144)
Net income from non-controlling interest	489	496	1,292	1,476
Net income (loss) attributable to controlling interest	$10,847	$(36,999)	$(37,261)	$(42,620)

Denominator:
Weighted average shares of common stock outstanding	15,296	16,277	15,650	16,897
Effect of dilutive common stock equivalents	1,931	—	—	—
Weighted average diluted common shares outstanding	17,227	16,277	15,650	16,897

Basic income (loss) per share	$0.71	$(2.27)	$(2.38)	$(2.52)

Diluted income (loss) per share	$0.63	$(2.27)	$(2.38)	$(2.52)

The Company had the following dilutive securities that were not included in the computation of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	173	10,135	7,522	10,226
Stock options with unsatisfied market conditions	1,175	1,126	1,173	981
Restricted stock units	—	219	369	205
Restricted stock units with unsatisfied market conditions	364	219	396	205
Restricted stock awards	17	122	120	118
Shares expected to be issued under stock bonus program	—	—	297	—
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	—	51	39	61

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

The following tables present the Company's reportable segment results for the three months ended September 30, 2024 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$19,080	$40,861	$54,330	$1,040	$—	$115,311
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	13,956	30,050	38,560	1,228	—	83,794
Depreciation and amortization	602	251	2,715	32	1,347	4,947
Corporate expenses	—	—	—	—	6,063	6,063
Stock-based compensation	134	143	188	4	2,398	2,867
Transaction and business realignment costs	—	—	161	5	479	645
Impairment of intangible assets, investments, goodwill and long-lived assets	—	—	134	1,674	200	2,008
Net gain on sale and retirement of assets	—	—	(110)	—	—	(110)
Operating income (loss)	$4,388	$10,417	$12,682	$(1,903)	$(10,487)	$15,097

The following table presents the Company's reportable segment results for the three months ended September 30, 2023 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$20,257	$39,009	$54,179	$1,659	$—	$115,104
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	14,498	27,271	37,510	2,044	—	81,323
Depreciation and amortization	325	147	3,263	35	947	4,717
Corporate expenses	—	—	—	—	6,604	6,604
Stock-based compensation	152	143	240	4	1,811	2,350
Transaction and business realignment costs	—	—	6	3	152	161
Impairment of intangible assets, investments and long-lived assets	—	—	26,603	—	4,367	30,970
Net gain on sale and retirement of assets	—	—	(362)	—	—	(362)
Operating income (loss)	$5,282	$11,448	$(13,081)	$(427)	$(13,881)	$(10,659)

The following tables present the Company's reportable segment results for the nine months ended September 30, 2024 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$55,848	$116,541	$153,418	$7,362	$—	$333,169
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	40,251	87,665	111,442	6,843	—	246,201
Depreciation and amortization	1,824	698	8,386	97	3,891	14,896
Corporate expenses	—	—	—	—	17,762	17,762
Stock-based compensation	468	499	546	12	12,537	14,062
Transaction and business realignment costs	—	—	249	17	3,417	3,683
Impairment of intangible assets, investments, goodwill and long-lived assets	—	1,784	30,137	2,583	1,760	36,264
Net gain on sale and retirement of assets	—	—	(66)	—	—	(66)
Operating income (loss)	$13,305	$25,895	$2,724	$(2,190)	$(39,367)	$367

The following tables present the Company's reportable segment results for the nine months ended September 30, 2023 (in thousands):

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$63,086	$113,842	$153,822	$8,695	$—	$339,445
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	45,703	77,666	113,858	8,074	—	245,301
Depreciation and amortization	980	479	10,245	104	2,688	14,496
Corporate expenses	—	—	—	—	18,911	18,911
Stock-based compensation	431	258	622	10	4,907	6,228
Transaction and business realignment costs	—	—	366	14	384	764
Impairment of intangible assets, investments and long-lived assets	—	—	51,833	—	13,864	65,697
Net gain on sale and retirement of assets	—	—	(703)	—	—	(703)
Operating income (loss)	$15,972	$35,439	$(22,399)	$493	$(40,754)	$(11,249)

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

Format of Presentation

Townsquare is a community-focused digital media and subscription digital marketing solutions company with market leading local radio stations, principally focused outside the top 50 markets in the United States. Our integrated and diversified products and solutions enable local, regional and national advertisers to target audiences across multiple platforms, including digital, mobile, social, video, streaming, e-commerce, radio and events. Our assets include a subscription digital marketing solutions business (“Townsquare Interactive”), providing a business management platform, website design, creation and hosting, search engine optimization, social platforms and online reputation management as well as other monthly digital services for small to medium sized businesses; a robust digital advertising division (“Townsquare Ignite,” or “Ignite”), a powerful combination of a) an owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data and b) a proprietary digital programmatic advertising technology stack with an in-house demand and data management platform; and a portfolio of 349 local terrestrial radio stations in 74 U.S. markets strategically situated outside the Top 50 markets in the United States. Our portfolio includes local media brands such as WYRK.com, WJON.com and NJ101.5.com, and premier national music brands such as XXLmag.com, TasteofCountry.com, UltimateClassicRock.com, and Loudwire.com.

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

OVERVIEW OF OUR PERFORMANCE

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended September 30, 2024 as compared to the same period in 2023 are summarized below:

•Net revenue increased $0.2 million, or 0.2%, primarily driven by a $1.9 million increase in our Digital Advertising net revenue, partially offset by a $1.2 million decrease in our Subscription Digital Marketing Solutions net revenue and a $0.6 million decrease in our Other net revenue.

•Operating income increased $25.8 million for the three months ended September 30, 2024. The increase was primarily due to a $29.0 million decrease in non-cash impairment charges, partially offset by a $2.5 million increase in direct operating expenses.

•Broadcast Advertising reported operating income of $12.7 million for the three months ended September 30, 2024, as compared to an operating loss of $13.1 million for the three months ended September 30, 2023. The increase of $25.8 million is primarily due to a decrease in non-cash impairment charges of $26.5 million, partially offset by an increase in direct operating expenses of $1.1 million. The Digital Advertising segment reported operating income of $10.4 million for the three months ended September 30, 2024, which represents a decrease of $1.0 million as compared to operating income of $11.4 million for the same period in 2023. The decrease is primarily due to an increase of $2.8 million in direct operating expenses, partially offset by a $1.9 million increase in net revenue. Subscription Digital Marketing Solutions reported operating income of $4.4 million, a decrease of $0.9 million from the three months ended September 30, 2023 due to a $1.2 million decrease in net revenue, partially offset by a $0.5 million decrease in direct operating expenses.

Certain key financial developments in our business for the nine months ended September 30, 2024, as compared to the same period in 2023 are summarized below:

•Net revenue for the nine months ended September 30, 2024 as compared to the same period in 2023, decreased $6.3 million, or 1.8%, primarily driven by a $7.2 million decrease in our Subscription Digital Marketing Solutions net revenue and a $1.3 million decrease in Other net revenue. These decreases were partially offset by a $2.7 million increase in our Digital Advertising net revenue.

•Operating income increased $11.6 million for the nine months ended September 30, 2024, primarily due to a $29.4 million decrease in non-cash impairment charges, partially offset by a $7.8 million increase in stock-based compensation, $6.3 million decrease in net revenue, and a $2.9 million increase in transaction and business realignment costs.

Consolidated Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended September 30,
Statement of Operations Data:	2024	2023	$ Change	% Change
Net revenue	$115,311	$115,104	$207	0.2%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	83,794	81,323	2,471	3.0%
Depreciation and amortization	4,947	4,717	230	4.9%
Corporate expenses	6,063	6,604	(541)	(8.2)%
Stock-based compensation	2,867	2,350	517	22.0%
Transaction and business realignment costs	645	161	484	300.6%
Impairment of intangible assets, investments, goodwill and long-lived assets	2,008	30,970	(28,962)	(93.5)%
Net gain on sale and retirement of assets	(110)	(362)	252	(69.6)%
Total operating costs and expenses	100,214	125,763	(25,549)	(20.3)%
Operating income (loss)	15,097	(10,659)	25,756	**
Other expense (income):
Interest expense, net	9,175	9,343	(168)	(1.8)%
Gain on repurchases of debt	(8)	(430)	422	(98.1)%
Other income, net	(277)	(547)	270	(49.4)%
Income (loss) from operations before tax	6,207	(19,025)	25,232	**
Income tax (benefit) provision	(5,129)	17,478	(22,607)	129.3%
Net income (loss)	$11,336	$(36,503)	$47,839	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Net Revenue				Direct Operating Expenses
	Three Months Ended September 30,				Three Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Subscription Digital Marketing Solutions	$19,080	$20,257	$(1,177)	(5.8)%	$13,956	$14,498	$(542)	(3.7)%
Digital Advertising	40,861	39,009	1,852	4.7%	30,050	27,271	2,779	10.2%
Broadcast Advertising	54,330	54,179	151	0.3%	38,560	37,510	1,050	2.8%
Other	1,040	1,659	(619)	(37.3)%	1,228	2,044	(816)	(39.9)%
Total	$115,311	$115,104	$207	0.2%	$83,794	$81,323	$2,471	3.0%

Net Revenue

Net revenue for the three months ended September 30, 2024 increased $0.2 million, or 0.2%, as compared to the same period in 2023. Our Digital Advertising net revenue increased $1.9 million, or 4.7%, as compared to the same period in 2023 due to purchases of new advertising. Our Broadcast Advertising net revenue increased $0.2 million, or 0.3%, essentially flat. These increases were partially offset by a decrease in our Subscription Digital Marketing Solutions net revenue of $1.2 million, or 5.8%, due to a reduction in net subscribers as compared to the same period in 2023. Our Other net revenue decreased $0.6 million due to the elimination of low profit events in 2024.

Direct Operating Expenses

Direct operating expenses for the three months ended September 30, 2024 increased by $2.5 million, or 3.0%, as compared to the same period in 2023. Our Digital Advertising direct operating expenses increased $2.8 million, or 10.2%, due to higher inventory costs and bad debt. Our Broadcast Advertising direct operating expenses increased $1.1 million, or 2.8%, primarily driven by higher bad debt and employee benefits expenses. These increases were partially offset by a $0.8 million, or 39.9%, decrease in Other direct operating expenses due to a decrease in live events during the period and a $0.5 million, or 3.7%, decrease in Our Subscription Digital Marketing Solutions direct operating expenses due to lower compensation, partially offset by higher software costs, each as compared to the same period a year ago.

Stock-based Compensation

Stock-based compensation expense for three months ended September 30, 2024 increased $0.5 million, or 22.0%, as compared to the same period in 2023, primarily due to $0.9 million expense recognized for the stock bonus program, partially offset by stock option grants that vested prior to the third quarter of 2024. For further discussion, see Note 9, Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements.

Impairment of Intangible Assets, Investments, Goodwill and Long-Lived Assets

The Company incurred no impairment charges related to its FCC licenses during the three months ended September 30, 2024, as compared to impairment charges of $23.6 million in 24 of our 74 local markets in the same period a year ago.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $21.1 million which would have resulted in an additional impairment charge of $3.3 million as of September 30, 2024. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $10.5 million which would have resulted in a further impairment charge of $9.0 million as of September 30, 2024. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $10.3 million which would result in an impairment charge of $9.0 million.

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

During the third quarter of 2024, in connection with an interim goodwill impairment assessment, the Company concluded that the carrying amount of the Live Events reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charges of $1.7 million for the three months ended September 30, 2024. An interim impairment assessment was considered necessary as a result of continuing declines in revenue and profit. Following the non-cash goodwill impairment charge recognized during the three months ended September 30, 2024, the Live Events reporting unit had no goodwill as of September 30, 2024. During the three months ended September 30, 2023, the Company concluded that the carrying amount of the Local Advertising reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $2.8 million. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the three months ended September 30, 2024, the Company recorded an impairment charge of $0.2 million related to one of its equity securities, which is measured at cost minus impairment. The Company recorded impairment charges of $4.4 million related to one of its investment securities during the same period in 2023. For further discussion, see Note 6, Investments, in the Notes to Unaudited Consolidated Financial Statements.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024	2023

2026 Notes	$8,327	$8,849
Capital leases and other	283	311
Deferred financing costs	586	619
Interest income	(21)	(436)
Interest expense, net	$9,175	$9,343

Provision (benefit) provision for income taxes

We recognized a benefit for income taxes of $5.1 million for the three months ended September 30, 2024, as compared to an income tax provision of $17.5 million for the same period in 2023. Our effective tax rate for the three months ended September 30, 2024 and 2023 was approximately 82.6% and 91.9%, respectively. The effective tax rate and income tax provision for the three months ended September 30, 2024 is driven by the valuation allowance for interest expense carryforwards resulting from non-cash impairment charges and an increase in certain non-deductible compensation costs recorded during the three months ended September 30, 2024.

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

Consolidated Results of Operations

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Nine Months Ended September 30,
Statement of Operations Data:	2024	2023	$ Change	% Change
Net revenue	$333,169	$339,445	$(6,276)	(1.8)%

Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	246,201	245,301	900	0.4%
Depreciation and amortization	14,896	14,496	400	2.8%
Corporate expenses	17,762	18,911	(1,149)	(6.1)%
Stock-based compensation	14,062	6,228	7,834	125.8%
Transaction and business realignment costs	3,683	764	2,919	382.1%
Impairment of intangible assets, investments, goodwill and long-lived assets	36,264	65,697	(29,433)	(44.8)%
Net gain on sale and retirement of assets	(66)	(703)	637	(90.6)%
Total operating costs and expenses	332,802	350,694	(17,892)	(5.1)%
Operating income (loss)	367	(11,249)	11,616	**
Other expense (income):
Interest expense, net	27,418	28,215	(797)	(2.8)%
Gain on repurchases of debt	(11)	(1,249)	1,238	(99.1)%
Other income, net	(4,974)	(6,451)	1,477	(22.9)%
Loss from operations before income taxes	(22,066)	(31,764)	9,698	(30.5)%
Income tax provision	13,903	9,380	4,523	(48.2)%
Net loss	$(35,969)	$(41,144)	$5,175	(12.6)%
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the nine months ended September 30, 2024 and 2023 (in thousands):

	Net Revenue				Direct Operating Expenses
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Subscription Digital Marketing Solutions	$55,848	$63,086	$(7,238)	(11.5)%	$40,251	$45,703	$(5,452)	(11.9)%
Digital Advertising	116,541	113,842	2,699	2.4%	87,665	77,666	9,999	12.9%
Broadcast Advertising	153,418	153,822	(404)	(0.3)%	111,442	113,858	(2,416)	(2.1)%
Other	7,362	8,695	(1,333)	(15.3)%	6,843	8,074	(1,231)	(15.2)%
Total	$333,169	$339,445	$(6,276)	(1.8)%	$246,201	$245,301	$900	0.4%

Net Revenue

Net revenue for the nine months ended September 30, 2024, decreased $6.3 million, or 1.8%, as compared to the same period in 2023. Our Subscription Digital Marketing Solutions net revenue for the nine months ended September 30, 2024 decreased $7.2 million, or 11.5% as compared to the same period in 2023 due primarily to a reduction of net subscribers, as compared to the same period in 2023. Our Other net revenue decreased $1.3 million, or 15.3%, due to the elimination of low profit events in 2024. Our Broadcast Advertising net revenue decreased $0.4 million, or 0.3%, essentially flat. These decreases were offset by an increase in our Digital Advertising net revenue of $2.7 million, or 2.4%, due to purchases of new advertising during the nine months ended September 30, 2024.

Direct Operating Expenses

Direct operating expenses for the nine months ended September 30, 2024, increased by $0.9 million, or 0.4%, as compared to the same period in 2023. Our Digital Advertising direct operating expenses increased $10.0 million, or 12.9%, due to higher inventory and compensation costs, as well as an increase in bad debt. This increase was partially offset by a $5.5 million, or 11.9%, decreases in our Subscription Digital Marketing Solutions direct operating expenses due to lower compensation costs and bad debt; a $2.4 million, or 2.1%, decrease in our Broadcast Advertising direct operating expenses primarily driven by lower compensation costs; and a $1.2 million, or 15.2%, decrease in our Other direct operating expenses due to a decrease in live events during the period, each as compared to the same period in 2023.

Corporate Expenses

Corporate expenses are of a general corporate nature or managed on a corporate basis. These costs (net of allocations to the business segments) primarily represent corporate stewardship and administration activities. Corporate expenses for the nine months ended September 30, 2024, decreased $1.1 million, or 6.1%, as compared to the same period in 2023, primarily due to lower compensation.

Stock-based Compensation

Stock-based compensation expense for the nine months ended September 30, 2024, increased $7.8 million, or 125.8%, as compared to the same period in 2023 due to $4.6 million in expense recognized related to the cash settlement of options, $2.6 million of expense recognized for the stock bonus program and due to grants during the fourth quarter of 2023 and the first quarter of 2024. For further discussion, see Note 9, Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the nine months ended September 30, 2024 increased $2.9 million as compared to the same period in 2023, primarily due to local market operational cost reduction efforts.

Impairment of Intangible Assets, Investments, Goodwill and Long-Lived Assets

The Company recorded total impairment charges of $29.7 million related to FCC licenses in 26 of our 74 local markets during the nine months ended September 30, 2024, as compared to impairment charges of $48.4 million to FCC licenses in 32 of our 74 local markets in the same period a year ago. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, decreases in third-party forecasts of broadcast revenues and an increase in the estimate of initial capital costs due to rising prices. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the third quarter of 2024, in connection with an interim goodwill impairment assessment, the Company concluded that the carrying amount of the Live Events reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charges of $1.7 million for the three months ended September 30, 2024. During the second quarter of 2024, in connection with an interim goodwill impairment assessment, the Company concluded that the carrying amounts of the National Digital and Live Events reporting units exceeded their fair values, resulting in the recognition of a non-cash goodwill impairment charges of $1.8 million and $0.9 million, respectively. In total, the company recorded $4.4 million of non-cash goodwill impairment charges for the nine months ended September 30, 2024. Interim impairment assessments were considered necessary as a result of declines in revenues and profit and increases in the weighted average cost of capital. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the nine months ended September 30, 2024, the Company recorded total impairment charges of $1.8 million related to certain of its equity securities, which are measured at cost minus impairment. The Company recorded an impairment charge of $13.6 million related to certain of its investment securities during the same period in 2023. For further discussion, see Note 6, Investments, in the Notes to Unaudited Consolidated Financial Statements.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023

2026 Notes	$25,568	$26,874
Capital leases and other	923	1,010
Deferred financing costs	1,576	1,567
Interest income	(649)	(1,236)
Interest expense, net	$27,418	$28,215

Gain on repurchases of debt

During the nine months ended September 30, 2024, the Company voluntarily repurchased an aggregate $24.7 million principal amount of its 2026 Notes below par, plus accrued interest. The Company wrote-off approximately $0.2 million of unamortized deferred financing costs, recognizing an immaterial net gain for the nine months ended September 30, 2024.

During the nine months ended September 30, 2023, the Company voluntarily repurchased an aggregate $27.1 million principal amount of its 2026 Notes below par plus accrued interest. The Company wrote-off approximately $0.3 million of unamortized deferred financing costs, recognizing a total net gain of $1.2 million in connection with the voluntary repurchases of its 2026 Notes.

Other expense (income), net

Realized Gain on Investment

In February of 2024, one of the Company’s investees announced the completion of its acquisition. The Company recognized a $4.0 million gain on this transaction during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, one of the Company's investments was acquired in a private transaction. The Company recognized a $5.2 million gain on the transaction.

Unrealized Gain on Investment

Other expense (income), net includes unrealized gains related to measuring the fair value of one of the Company's investees. During the nine months ended September 30, 2024 the Company recorded an unrealized net gain of $0.2 million, as compared to an unrealized loss of $0.5 million during the nine months ended September 30, 2023. See Note 6, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Insurance Recoveries

During the nine months ended September 30, 2024, the Company recorded total insurance recoveries of $0.3 million related to construction and flood damages in two of its local markets, as compared to insurance recoveries of $0.7 million during the nine months ended September 30, 2023 related to hurricane damages incurred in the Shreveport, LA market.

Provision for income taxes

We recognized a provision for income taxes of $13.9 million for the nine months ended September 30, 2024, as compared to $9.4 million for the same period in 2023. Our effective tax rate for the period was approximately 63.0% for the nine months ended September 30, 2024 as compared to 29.5% for the nine months ended September 30, 2023. The effective tax rate and income tax provision for the nine months ended September 30, 2024 is driven by the valuation allowance for interest expense carryforwards resulting from the non-cash impairment charges and an increase in certain non-deductible compensation costs recorded during the nine months ended September 30, 2024.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents	$21,786	$37,955
Restricted cash	509	501

Cash provided by operating activities	20,557	38,964
Cash used in investing activities	(7,606)	(400)
Cash used in financing activities	(52,205)	(44,021)
Net decrease in cash and cash equivalents and restricted cash	$(39,254)	$(5,457)

Operating Activities

Net cash provided by operating activities was $20.6 million for the nine months ended September 30, 2024, as compared to $39.0 million for the same period in 2023. This decrease was primarily due to changes in working capital balances, particularly prepaid and accrued expenses.

Investing Activities

Net cash used in investing activities was $7.6 million for the nine months ended September 30, 2024 as compared to net cash used in investing activities of $0.4 million for the same period in 2023. The increase in net cash used in investing activities was primarily due to cash proceeds of $3.0 million related to the sales of digital assets in 2023 that did not reoccur in 2024, a $2.4 million increase in purchases of property and equipment and a $1.4 million decrease in proceeds from the sale of assets and investment related transactions.

Financing Activities

Net cash used in financing activities was $52.2 million for the nine months ended September 30, 2024, as compared to $44.0 million for the same period in 2023. The increase in net cash used in financing activities was primarily due to higher repurchases of common stock in the amount of $6.9 million and a $3.0 million increase in dividend payments for the nine months ended September 30, 2024, as compared to the same period a year ago. These increases were partially offset by a $1.8 million increase in proceeds from the exercise of stock options for the nine months ended September 30, 2024, as compared to the same period in 2023.

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

As of September 30, 2024, we had $476.7 million of outstanding indebtedness, net of deferred financing costs of $2.2 million.

Based on the terms of our 2026 Notes, as of September 30, 2024, we expect our debt service requirements to be approximately $32.9 million over the next twelve months. See Note 7, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our 2026 Notes.

As of September 30, 2024 we had $21.8 million of cash and cash equivalents, and $57.7 million of receivables from customers, which historically have had an average collection cycle of approximately 55 days. We had restricted cash of $0.5 million at September 30, 2024 and December 31, 2023, that was held as collateral in connection with certain agreements. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash.

On July 22, 2024 the board of directors approved a dividend of $0.1975 per share. The $3.0 million dividend was paid on November 1, 2024. On October 28, 2024 the board of directors approved a dividend of $0.1975 per share. The dividend will be paid to holders of record as of January 21, 2025, on February 1, 2025.

On April 1, 2024, the Company repurchased 1.5 million shares of the Company’s Class A common stock in the aggregate amount of $14.6 million from MSG National Properties, LLC (“MSG”). The shares were retired upon repurchase. Additionally, the company repurchased 0.8 million shares of Class A common stock for approximately $8.9 million during the nine months ended September 30, 2024.

In late March of 2024, the Company launched a program that offered certain holders a cash settlement of options that were granted in July 2014 following the completion of the Company's initial public offering. These options were approaching their expiration date in July 2024. The cash settlement amount paid to each holder was indexed to the closing price of the Company's Class A common stock, as reported on the New York Stock Exchange consolidated tape, as of the date prior to each respective cash settlement election date less the respective option exercise price. A total of $11.5 million was paid in connection with the cash settlement of 3.2 million options during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company voluntarily repurchased an aggregate $24.7 million in principal amount of its 2026 Notes, below par.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of September 30, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and nine months ended September 30, 2024. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

2021 Share Repurchase Program

In December 2021, our Board of Directors approved a 3-year share repurchase program for up to $50 million. The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
July 1, 2024 through July 31, 2024	87,967	$11.47	$24,530
August 1, 2024 through August 31, 2024	36,971	$10.97	$24,124
September 1, 2024 through September 30, 2024	—	$—	$24,124
Total	124,938	$11.32	$24,124
(1) This column represents the total number of shares purchased as part of publicly announced plans.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2024.

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
Date: November 7, 2024
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer