Form 10-K
period 2024-12-31
Townsquare Media, Inc.
filed 2025-03-17
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $145,321,862 based upon the closing price on the New York Stock Exchange on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter. For this computation, the registrant has excluded the market value of all shares of its common stock held by directors and officers of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of March 11, 2025, the registrant had 16,119,198 outstanding shares of common stock consisting of: (i) 14,803,902 shares of Class A common stock, par value $0.01 per share, (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 500,000 shares of Class C common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”), to be filed with the Securities and Exchange Commission are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

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

PART I
ITEM 1. BUSINESS

Description of Business

Townsquare is a community-focused digital and broadcast media and digital marketing solutions company principally focused outside the top 50 markets in the U.S. Townsquare Ignite, our robust digital advertising division, specializes in helping businesses of all sizes connect with their target audience through data-driven, results based strategies, by utilizing a) our proprietary digital programmatic advertising technology stack with an in-house demand and data management platform and b) our owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data. Townsquare Interactive, our subscription digital marketing services business, partners with SMBs to help manage their digital presence by providing a SAAS business management platform, website design, creation and hosting, search engine optimization and other digital services. And through our portfolio of local radio stations strategically situated outside the Top 50 markets in the United States, we provide effective advertising solutions for our clients and relevant local content for our audiences.

We believe that our diversified product offering substantially differentiates us from our competition. This diversification allows us to provide superior solutions to our advertisers and engaging experiences for our audience, underpins our growth strategy and, we believe, helps to mitigate the risks associated with advertising revenue dependency.

In our markets, we are among the largest providers of original local content available to consumers. The quality and availability of our original local content distinguishes our brands from other local offerings, attracting large and loyal audiences. Several of our competitors, particularly in print media, have reduced the amount of original local content they produce or created pay-walls that restrict access to their content. According to research conducted by UNC Hussman School of Media and Journalism, approximately 2,100 newspapers have closed in the United States since 2004. We believe these trends will continue and further amplify the attractiveness of our offerings as we fill this expanding void in our communities, both online and on-air. We believe that our focus on providing original local news, entertainment, music and lifestyle media experiences to our audience is a key driver of our powerful reach and engagement metrics. In 2024, we reached over 70 million unique visitors per month, on average, across our digital platform, 11 million listeners on a weekly basis across our radio platform, and 44 million social media followers across our local and national media brands. We believe the investment in our original content strategy has contributed to a larger and more engaged online audience that is spending more time-consuming content on our websites and mobile apps, and a stable radio audience, in terms of both number of listeners and, importantly, time spent listening.

The local media industry is an important medium for advertisers to reach local consumers and for consumers to engage with relevant local content and events. According to BIA, local advertising spending across all U.S. major media categories, excluding political, was forecasted to be $162 billion in 2024. In 2025, BIA forecasts U.S. local advertising, excluding political, spending to increase 5.5% to $171 billion.

Our Transformation

Townsquare was founded in 2010 with 60 radio stations in 13 markets with a vision of becoming the number one local media company in each of our markets. Through a series of acquisitions, we built our radio platform to 344 radio stations across 74 local markets. Since 2010, we have leveraged our radio platform to penetrate these local markets and organically build a full and comprehensive suite of digital advertising and marketing solutions that meet our customers’ needs to grow their business. Our significant radio reach and audience engagement provided a powerful foundation from which we were able to build and grow our digital solutions, including websites, mobile applications, a social media presence, online radio streams, subscription digital marketing solutions, and a robust owned and operated digital programmatic advertising platform. We believe that the increased interaction and engagement with consumers across our digital products and platforms in turn reinforces consumer loyalty and affinity toward our local radio brands.

Radio is a component of our business. However, according to S&P Global Market Intelligence, radio advertising was approximately 4% of all advertising dollars spent in the United States in 2024, while digital advertising solutions contributed approximately 70%. According to S&P Global Market Intelligence, it is estimated that digital advertising will grow to represent approximately 80% of all advertising spend in 2029. Therefore, while radio will continue to be a component of our local offering, we do not expect it to be a growth driver. Our growth engine is and will be digital, and we consider ourselves a “Digital First” local media company.

Digital First. Internally and externally, we position ourselves as a digital company that also owns powerful local radio assets. Therefore, when any of our local sales account executives engage with local advertisers to help them grow their business, they are able to educate them on how important it is to have a strong digital presence and online storefront, and reach their target customers online and how Townsquare has the preeminent tools and suite of solutions to accomplish that for them. Digital First means ensuring that our content is as engaging, relevant and local online as it is on-air. In addition, it means that our first priority for internal investment is to fuel the growth in our digital platforms, in terms of additional personnel, incremental product development and at times, physical expansion. Our longstanding local client relationships, combined with our best-in-class digital product suite and skilled sales force, have enabled us to create meaningful digital businesses and fully embrace a Digital First strategy.

Our Segments

The Company has identified three segments, which are Digital Advertising, Subscription Digital Marketing Solutions, and Broadcast Advertising, and the remainder of our business is reported in an Other category. The Digital Advertising segment, which we market externally as Townsquare Ignite, includes digital advertising on our digital programmatic advertising platform and our owned and operated digital properties. The Subscription Digital Marketing Solutions segment includes our subscription digital marketing solutions business, Townsquare Interactive. The Broadcast Advertising segment includes our local, regional and national advertising products and solutions delivered via terrestrial radio broadcast, and other miscellaneous revenue that is associated with our broadcast advertising platform. The Other category includes our owned and operated live events.

Our Digital revenue, comprised of our Digital Advertising segment and our Subscription Digital Marketing Solutions segment, was $234.0 million in 2024 and $232.5 million in 2023, comprising 52% and 51% of our total net revenue, respectively. Our organically developed, flexible and customized content management system, digital advertising products and delivery capabilities, mobile applications, digital programmatic advertising platform, data management and analytics and strategic insights platform, online video content, and digital marketing solutions capabilities allow us to deliver world-class products in markets outside the top 50 in the U.S. As such, we believe we offer superior solutions for advertisers and audiences alike as compared to many of our local competitors.

Digital Advertising

Our Digital Advertising segment, marketed externally as Townsquare Ignite, is a combination of our proprietary digital programmatic advertising platform and our owned and operated digital properties, and an in-house demand and data management platform collecting valuable first party data. We generated Digital Advertising revenue of $158.6 million in 2024 and $150.3 million in 2023.

•Digital Programmatic Advertising Platform. We offer precision customer targeting solutions to local, regional and national advertisers through our proprietary digital programmatic advertising platform. Combining first and third-party audience and geographic location data, we are able to hyper-target audiences for our advertisers, enabling them to reach a high percentage of their targeted online audience with the right message at the right time. We deliver these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We have our own organically developed, in-house demand-side trading desk that is integrated with more than 15 digital advertising buying platforms with access to all major advertising exchanges, mobile apps, and social media platforms, providing access to more than 250 billion impressions per day. This extensive access places us among the largest of the established in-house media trading desks. We also provide full-service design and creative services to assist clients in crafting the right marketing message and developing and building assets and creative for their campaign across the desired platform (i.e., display, social, video, or audio). Additionally, through our Media Partnerships division, we now white-label our digital programmatic advertising services on a contracted basis to certain third parties.

•Owned and Operated Platform. We connect local, regional and national advertisers to an audience of over 70 million unique visitors on average per month in 2024, across our portfolio of over 400 local websites (many of which are companion websites to our local radio stations), 10 leading national music and entertainment websites and 380 mobile apps. Our on-air personalities, or as we refer to them “the original social influencers” are also digital content creators, and create or curate approximately 20,000 pieces of content per month for our websites and apps, making Townsquare one of the largest producers of original local content in the United States. The content management system that powers our content platforms was built in-house by our product and technology team. In addition, we have 44 million social media followers and our YouTube platform has generated 4.6 billion lifetime views.

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

Subscription Digital Marketing Solutions

Our Subscription Digital Marketing Solutions segment encompasses Townsquare Interactive, our subscription digital marketing solutions business. Townsquare Interactive offers digital marketing solutions, on a subscription basis, to small and medium-sized businesses (“SMBs”) in markets outside the top 50 across the United States, including but importantly not limited to the markets in which we operate radio stations. Our Subscription Digital Marketing Solutions segment generated net revenue of $75.3 million in 2024 and $82.2 million in 2023.

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
•E-commerce solutions;
•Online reputation monitoring;
•Social media management;
•Appointment scheduling services;
•Payment and invoice services;
•Customer relationship management (“CRM”) services;
•Email marketing services; and
•SMS marketing services.

This platform can serve as an all-in-one solution, managing the entirety of an SMB’s growth strategy, or can operate alongside pre-existing business tools or websites.

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
•Optimized keywords to improve rankings in Google and other search results;
•Monthly reporting and analytics which consolidates all relevant platform activity into one place; and
•A CRM system with integrated client communications which stores and organizes relevant customer data.

We target SMBs outside the top 50 markets in the U.S., outside and within our 74 local media market footprint. As of December 31, 2024, approximately 60% of our total subscriber base was located in markets outside of our local media footprint. Our Townsquare Interactive sales team of more than 120 sellers target private, independently owned SMBs outside of the top 50 markets, with less than 20 employees and less than $5 million of annual revenue. We believe this customer profile represents the ideal potential customer for our product, and we believe the addressable market for such potential subscribers of Townsquare Interactive is approximately 8.8 million SMBs which translates to a $32 billion Total Addressable Market (“TAM”) value. We also leverage our local sales teams in our 74 markets, who enjoy trusted and long-standing local relationships and heritage brand recognition, to sell Townsquare Interactive solutions within our market footprint.

A Townsquare Interactive subscriber is defined as a customer that has the right to receive subscription digital marketing services. Subscribers include customers in promotional periods. Unless converted to a paying subscription, these customers are removed from the subscriber list at the end of the promotion. Additionally, subscribers include customers whose subscription fees are past due while attempting to collect payment until the Company terminates the customers rights due to non-payment.

Broadcast Advertising

Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations to local, regional and national spot advertisers, and national network advertisers. Our Broadcast Advertising segment revenue was $209.0 million in 2024 and $211.7 million in 2023.

We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Our scale allows us to have greater relevance to, and recognition from, our advertising clients while sharing best practices for strategy and operations across our asset portfolio. As of March 11, 2025, we owned and operated 344 radio stations in 74 local markets, importantly all outside the top 50 markets across the United States. Our radio assets are geographically diversified, which helps to mitigate potential regional economic volatility and inclement weather events. By clustering our markets in the Northeast, Upper Midwest, Texas and Mountain West regions we are able to create compelling audience coverage for regional advertisers and benefit from economies of scale. As of March 11, 2025, we own 80 radio stations formatted with Country content, 70 formatted with News/Talk/Sports content and 60 formatted with Rock content, representing approximately 23%, 20%, and 17% of our radio stations, respectively. The majority of our local radio stations airing these formats capture the largest audience, and thus are market leaders, among radio stations airing similar content in their respective markets, as ranked by Nielsen Holdings N.V. (“Nielsen”) or other ratings services. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations helps to insulate our radio stations from the effects of changes in musical tastes of the public.

Despite the growth of alternative media choices, terrestrial radio has experienced negligible audience fragmentation over the past 50 years and remains a significant component of daily media exposure. According to Nielsen, terrestrial radio broadcasts reached over 80% of American adults ages 18+ each week as of December 2024. Given the stability of radio listenership and the population growth in the U.S., more people listen to radio on a weekly basis today than 10, 20 and even 30 years ago. The challenge for the radio industry overall has been time spent listening to radio and, unlike the industry overall, Townsquare’s time spent listening to our radio stations has been stable. We believe that our ability to maintain stable audience and time spent listening levels to our radio stations is driven by our focus on markets outside of the Top 50, where there is less competition and less local content available in our communities, and our investment in our original content strategy, which takes the form of investing in local talent and resources to support our local talent.

Given the relative stability of radio’s audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our local markets outside the top 50 markets in the U.S.

Other

We report the remainder of our revenue in the Other category, and it includes revenue from our live events, which includes concerts, expositions, and other experiential events. Our live events portfolio includes iconic local events such as WYRK’s Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins. Our primary source of live events net revenue is ticket sales. Our live events also generate revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Our Other category revenue was $8.1 million in 2024 and $10.0 million in 2023.

Overall

In the year ended December 31, 2024, we generated approximately 83% of our net revenue from a broad array of local and regional advertisers in a number of industries, including automotive dealers, banking and mortgage service providers, furniture and home furnishings retailers, food and beverage service providers, healthcare service providers and media and telecommunications service providers. We generate a majority of our advertising revenue by selling directly to local advertisers, as well as to local and regional advertising agencies which affords us the opportunity to better present our products, cross-sell products and more directly influence their advertising and marketing expenditure decisions.

No single customer accounted for more than 1% of revenue in any of the years ended December 31, 2024 and 2023. For the year ended December 31, 2024, no advertising market or state represented more than 20% of revenue. A significant percentage of our advertising revenue is generated from the sale of advertising to the automotive, financial services, health services, entertainment, and retail industries.

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

Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2024, we recorded $17.4 million of capital expenditures, which represented 3.9% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.

Our Growth Strategy

The principal features of our growth strategy are:

Digital First - Invest in Our Digital Businesses to Drive Further Growth.

We plan to continue to invest in the platforms and personnel supporting our digital growth, including our digital product technology, sales, content, and support teams, specifically in our Townsquare Ignite and Townsquare Interactive businesses. We have continually invested in our digital platform and team, including during the COVID-19 pandemic. In 2022, we opened a second location for Townsquare Interactive in Phoenix, AZ to further support growth in that subscription business by accessing a new geographic talent pool and better aligning our subscribers with support personnel in a similar time zone. Given our local content contributors on-air and online generate digital content and digital revenue, we also plan to continue to invest in the hiring of local content contributors.

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

Develop New Products That Foster Interaction with Our Audience Across Multiple Platforms and Increase Monetization Opportunities.

Our audience reach, our direct relationship with local advertisers in our markets, and our tech capabilities position us to launch and monetize new products and services, further diversifying and growing our digital revenue. We have invested in world-class technology and infrastructure to create best of breed products and services to serve our clients and engage our loyal audience. In the past, we have organically built and introduced a variety of new products, including our subscription digital marketing solutions platform (Townsquare Interactive), various new offerings for Townsquare Interactive including the new Business Management Platform introduced in 2024, our programmatic digital advertising platform (Townsquare Ignite), as well as mobile applications for individual stations and brands. In 2022, we also developed our own CRM, Blueprint, as well as an associated app, that was awarded the NAB’s PILOT Technology and Innovation Award. We have also organically built and introduced a data and analytics tool and a data management platform that enhance our ability to create and deliver effective targeted broadcast and digital advertising campaigns for our clients. In addition to delivering revenue growth, these products and services frequently appeal to potential customers in our markets who may not access our heritage radio products, thereby leveraging our digital solutions to increase our overall customer base and revenue market share. We intend to continue to develop new products and offerings over time and to better monetize our audiences.

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

Prudently Pursue Attractively-Valued Acquisition Opportunities.

We have a successful track record of sourcing and integrating acquisitions. Since our Company’s founding in 2010, we have expanded our local radio station portfolio from 60 to 344 by completing more than 10 radio transactions. We successfully transformed traditional broadcast radio assets that began with almost 100% of revenue tied to broadcast into Digital First brands that now generate a significant and growing amount of digital revenue. In addition to our radio acquisition activity, since 2010 we have executed acquisitions of digital assets, which have further extended our multi-product, cross-platform offering and provided geographic and revenue diversification. The acquired assets included certain assets of AOL Music and XXL. We intend to continue to consider attractively-priced acquisitions of radio stations and digital properties. We target assets that have strong brands, enjoy leading market share positions, generate strong cash flow, and generally possess traits consistent with our existing assets. In addition, acquiring assets allows us to achieve additional economies of scale, share best practices across a broader platform, and further diversify our revenue base across our properties and geographies.

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

In addition to competitive compensation packages, we offer a variety of health and insurance benefits, including:

•Employer sponsored health insurance;
•Company provided life insurance;
•Pet insurance;
•Paid sick, holidays and vacation;
•Volunteer time off;
•401(k) plan, with matching;
•Non-qualified employee stock purchase plan;
•Employee Assistance Program; and

•Employee discount program.

Race, background, age, gender, sexual orientation, religion, physical ability, perspective and life experience are all important elements of each and every one of our team members. We embrace this diversity because we care about our team members and because these individual perspectives contribute a wealth of knowledge, talent and experience that ultimately benefit the Company. We have work to do, but our goal is for everyone in the Company to be seen, heard and valued. We will accomplish this through increased awareness and empathy around the challenges faced by one another and by making diversity part of our culture and not just an initiative. To this end, Townsquare has also instituted diversity trainings for newly hired employees as well as ongoing trainings during employment. Townsquare's mission is to enhance the communities we serve and use our influential voices to improve and support all members of those communities.

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

As of December 31, 2024, we employed 2,049 full and part-time employees. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.

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

The following table sets forth, as of March 11, 2025, the number of our owned and operated radio stations by market, excluding booster stations, FM translator stations, and stations operated under Local Marketing Agreements (“LMAs”) (also known as Time Brokerage Agreements or “TBAs”).

Market	Stations
Abilene, TX	6
Albany-Schenectady-Troy, NY	5
Amarillo, TX	5
Atlantic City-Cape May, NJ	5
Augusta-Waterville, ME	3
Bangor, ME	5
Battle Creek, MI	2
Billings, MT	5
Binghamton, NY	4
Bismarck, ND	5
Boise, ID	6
Bozeman, MT	5
Buffalo-Niagara Falls, NY	4
Butte, MT	4
Casper, WY	6
Cedar Rapids, IA	3
Cheyenne, WY	3

Danbury, CT	2
Dubuque, IA (NR)	5
Duluth-Superior, MN, WI	5
El Paso, TX	3
Evansville, IN	5
Faribault/Owatonna, MN	4
Flint, MI	4
Ft. Collins-Greeley, CO	4
Grand Junction, CO	5
Grand Rapids, MI	5
Great Falls, MT	5
Kalamazoo, MI	3
Killeen-Temple, TX	5
Lafayette, LA	6
Lake Charles, LA	5
Lansing-East Lansing, MI	6
Laramie, WY	2
Lawton, OK	3
Lubbock, TX	6
Lufkin-Nacogdoches, TX	5
Missoula, MT (NR)	7
Montrose, CO	3
Monmouth-Ocean, NJ	5
New Bedford-Fall River, MA	2
Odessa-Midland, TX	5
Oneonta, NY	7
Owensboro, KY	2
Pittsfield, MA	6
Portland, ME	4
Portsmouth-Dover-Rochester, NH	4
Poughkeepsie, NY	8
Presque Isle, ME	3
Quad Cities, IA-IL	5
Quincy, IL-Hannibal, MO	4
Richland-Kennewick-Pasco, WA	7
Rochester, MN	10
Rockford, IL	4
San Angelo, TX	5
Sedalia, MO	3
Shelby, MT	2
Shreveport, LA	6

Sierra Vista, AZ	3
Sioux Falls, SD	8
St. Cloud, MN	6
St. George, UT	7
Texarkana, TX-AR	4
Trenton, NJ	3
Tuscaloosa, AL	6
Twin Falls-Sun Valley, ID	4
Tyler-Longview, TX	4
Utica/Rome, NY	5
Victoria, TX	4
Wenatchee, WA	8
Waterloo-Cedar Falls, IA	4
Wichita Falls, TX	4
Williston, ND	3
Yakima, WA	5

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

While the 2018 proceeding remained pending, on December 22, 2022, the FCC’s Media Bureau issued a Public Notice (“2022 Notice”) announcing its 2022 broadcast ownership proceeding. The 2022 Notice did not propose any new rules or the elimination of any existing rules. It asked commenters whether the current rules need to be changed and to provide empirical evidence supporting such proposals. The 2022 Notice also asked for information regarding the media marketplace, including ongoing trends or developments, and how the rules impact minority and female ownership of broadcast stations. The comment period closed in October 2021, and the 2022 proceeding remains open. In December 2023, the FCC adopted a Report and Order resolving its 2018 proceeding. In the Report and Order, the FCC concluded that it would retain the majority of existing media ownership rules, making substantive changes only to the local television ownership rule. Several parties have filed appeals of the FCC’s decision in the 2018 proceeding which have been consolidated and remain pending before the 8th Circuit Court of Appeals.

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

Antitrust and Market Concentration Considerations

Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”), either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the radio stations to be acquired is above $126.4 million, effective February 21, 2025. Our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire additional radio stations in its existing markets or multiple radio stations in new markets and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain radio stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35.0% of local radio advertising revenue, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35.0% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35.0% share of radio advertising revenue in many of our markets.

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

•We are dependent on key personnel.

•Artificial intelligence presents new risks and challenges to our business.

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

•A disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our business.

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

A substantial majority of our net revenue is generated from the sale of local, regional and national advertising on our digital properties and radio stations. In addition, our target clients for our digital marketing solutions business are SMBs. Periods of economic slowdown and uncertainty, recession or recessionary indicators, increases in unemployment rates, interest rates and inflation rates, prolonged supply chain disruptions or labor shortages, market volatility, political instability or a reduction in consumer confidence in the U.S. economy may have a material adverse impact on our business, financial condition and results of operations. Decisions by advertisers and subscribers to delay, reduce or cancel their advertising, campaign, or subscription spending on our platforms based on changes in economic conditions could also slow our revenue growth or reduce our revenues, and SMBs, who generally have less resources than larger companies, may limit their spending. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets (including concentrations in and around the Northeast, Upper Midwest, Texas and the Mountain West) could be adversely affected by local or regional economic downturns. A downturn in the U.S. economy could also adversely affect our advertising revenue and our results of operations.

In addition, a significant percentage of our advertising revenue is generated from the sale of advertising and marketing solutions to the automotive, entertainment, and retail industries. These industries, among others, have been adversely affected by prior downturns in the economy, and may be adversely affected by any future downturns in the economy, and a significant decrease in advertising revenue from advertisers in these industries in the future could have a material adverse effect on our business, financial condition and results of operations. Decisions by SMBs targeted by Townsquare Interactive, our digital marketing services business, to delay or reduce their spending based on economic conditions could slow our subscriber growth or increase our subscriber attrition.

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

Approximately 3.0% and 0.6% of our net revenue for the years ended December 31, 2024 and 2023, respectively, consisted of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years and especially the years in which the U.S. President is elected, has the potential to create fluctuations in our operating results on a year-to-year basis. For example, we had political advertising revenue of $13.4 million and $2.9 million, during 2024 and 2023, respectively. In addition, political advertising revenue is dependent on the level of political ad spend and competitiveness of local, state and national elections within each local market.

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

We use studios, satellite systems, transmitter facilities and the internet to originate and/or distribute our content. We rely on third-party contracts and services to operate our origination and distribution facilities. These third-party contracts and services include, but are not limited to, electrical power, satellite uplinks, telecom circuits and internet connectivity. Distribution may be disrupted due to one or more third parties losing their ability to provide particular services to us, which could adversely affect our distribution capabilities. A disruption can be caused as a result of any number of events such as local disasters (accidental or environmental), weather events, extreme weather or wildfires (which may increase in frequency due to climate change), various acts of terrorism, war or armed conflict, power outages, major telecom and internet connectivity failures or satellite failures. Our ability to distribute content to our radio station audience and/or network affiliates may be disrupted for an undetermined period of time until alternate facilities are engaged and put on-line. Furthermore, until we fix issues that arise or third-party services resume when applicable, the inability to originate or distribute content could have a material adverse effect on our business, financial condition and results of operations.

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

The success of our radio stations is significantly impacted by our on-air talent, and we compete for on-air talent with other radio stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, cable television, satellite television, the internet and satellite radio. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons, and the contracts we have with certain talent generally are limited in duration. Any adverse changes in particular programs or on-air talent in a particular market could have a negative impact on our ratings and generally could have a material adverse effect on our ability to attract advertisers, which could negatively impact our business, financial condition or results of operations. In addition, the FTC has adopted rules that, would ban most post-termination non-compete clauses and require employers to rescind existing ones. Those rules are stayed pending judicial review, but if upheld, these new rules could have a material adverse impact on our ability to retain key personnel.

Artificial intelligence presents new risks and challenges to our business.

We are currently developing several artificial intelligence (“AI”) initiatives, both internally and with external partners. Our efforts to develop, acquire or integrate these technologies involve time, costs, and other resources. Issues relating to the use of new and evolving technologies such as AI and machine learning may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow adoption and therefore harm our business. Further, if our efforts to develop, acquire or integrate these technologies are unsuccessful, it may have a materially adverse impact on our business, future prospects and financial position.

The use of AI by our business partners and advertisers may lead to novel risks, which could have a material adverse effect on our operations and reputation as well as that of our business partners and advertisers. In addition, the legal and regulatory framework surrounding AI is developing rapidly, and new or changing standards may require significant resources to modify and maintain business practices to comply with United States federal and state laws, as well as international laws concerning the use of AI.

AI may also permit our competitors to be able to devote greater resources to the development, promotion, and sale of their software solutions and services. If our competitors’ products, services or platforms become more accepted than our solutions, or if our competitors are able to respond more quickly and effectively to new or changing opportunities, technologies, or customer requirements, or if their products or services are more technologically capable than ours, it may have a material adverse effect on our business, results of operations, and financial condition.

Increases in or new royalties could adversely impact our business, financial condition and results of operations.

We pay royalties to song composers and publishers through four performing rights organizations (“PROs”). Royalties are currently paid to Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”), SESAC, Inc. (“SESAC”) and Global Music Rights, Inc. (“GMR”), for the performance of musical compositions on our radio stations and websites. We also pay royalties to SoundExchange for digital public performance of sound recordings in connection with the streaming of music. Royalty rates are subject to periodic adjustment and proceedings are currently underway in which certain PROs and SoundExchange are seeking increased royalties. Through these and other proceedings, it is possible that our royalty rates associated with obtaining rights to use compositions and sound recordings in our programming content could increase as a result of private negotiations, regulatory rate-setting processes, or administrative and court decisions. In addition, should one or more new PROs establish that we use compositions to which they have the rights, the royalties we pay could increase.

From time to time, Congress considers legislation that could require that radio broadcasters pay sound recording performance royalties to record labels, recording artists, and other copyright holders for over-the-air broadcasting. That proposed legislation has been the subject of considerable debate and activity by the radio broadcast industry and other parties that could be affected. We cannot predict whether any proposed legislation will become law. The proposed legislation would add additional royalties to be paid, likely to Sound Exchange, for the benefit of record labels (or other sound recording copyright holders) and artists. If adopted, these royalties would increase the cost of music and other sound recordings. It is currently unknown what proposed legislation, if any, will become law. However, if adopted, such additional royalties could have an adverse effect on our business, financial condition and results of operations.

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

We have a significant amount of indebtedness. As of December 31, 2024, we had $465.8 million of outstanding indebtedness, net of deferred financing costs of $1.7 million, with a 2025 cash interest expense requirement of approximately $16.1 million. On February 19, 2025 we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders and financial institutions party thereto, that contemplated a five-year $470 million senior secured term loan facility (the “Term Loan Facility”) and a five-year $20 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). We used the approximately $453 million of net proceeds from the Senior Secured Credit Facility (after giving effect to original issue discount, fees, expenses and the $10 million of the
Revolving Credit Facility drawn at closing), together with cash on hand, to redeem the $467.4 million aggregate principal amount outstanding of the 6.875% senior secured notes due 2026. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We may incur substantial additional amounts of indebtedness, as well as incur significant non-debt obligations, which could further exacerbate the risks associated with such indebtedness. Our substantial indebtedness could have other significant effects on our business.

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

The Senior Secured Credit Facility matures on February 19, 2030 and, under certain circumstances, will be subject to mandatory prepayments. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. If we cannot make required payments on our indebtedness, we will be in default under one or more of the agreements governing our indebtedness, and, as a result, we could be forced into bankruptcy or liquidation.

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

The ability to grow Townsquare Interactive depends in large part on maintaining and expanding our subscriber base. To do so, we must convince prospective subscribers of the benefits of our technology platform and existing subscribers of the continuing value of our products and services. Most of our contracts with subscribers are terminable upon short or no notice. The digital marketing solutions sector is highly competitive. We believe our solutions are well positioned to serve the SMBs in markets outside the top 50 upon which we focus. However, if our subscriber base decreases, our business, financial condition and operating results will be adversely affected.

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

We may continue to grow in part by acquiring radio stations, digital properties or other businesses in the future. We cannot predict whether we will be successful in pursuing these acquisitions or what the consequences of these acquisitions will be. Any acquisitions in the future may be subject to various conditions, such as compliance with FCC and antitrust regulatory requirements.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to annually furnish a report by management on the effectiveness of our internal control over financial reporting.

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

As of December 31, 2024, our FCC licenses and goodwill comprised approximately 25.9% and 26.3% of our consolidated total assets, respectively. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. The fair value measurements for both our goodwill and indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.

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

Refer to Note 5, Goodwill and Other Intangible Assets, Net for additional information.

Risks Related to Technology

New technologies could block our digital ads, and new restrictions on third-party cookies could harm our digital advertising business.

Technologies have been developed that can block the display of our ads and that provide tools to users to opt out of advertising products. Most of our revenue from our digital advertising businesses are derived from fees paid to us by advertisers in connection with the display of ads on web pages for consumers. As a result, such technologies and tools could adversely affect our operating results. In order to effectively target digital advertising campaigns, we use a combination of first and third-party data. Any restrictions that limit the use of third-party cookies could impact our ability to deliver effective digital advertising results which could adversely affect our operating results.

A disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our business.

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems could interrupt or damage our operations, harm our reputation, and adversely affect our competitive position. A security breach could occur both from external sources, including malicious attacks and third-party service provider vulnerabilities, as well as internal sources, such as employee error, failures in our security measures or vulnerabilities in our networks or code base. Any security breaches of our computer systems, including repeated or sustained attacks or disruptions, could interrupt delivery of services to customers, potentially increasing costs and reducing revenue. If third parties or our employees are able to penetrate our network security or otherwise misappropriate personal information or contact information of our customers, audience, business partners or advertisers, or if we give third parties or our employees improper access to such data, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims, as well as claims that we failed to uphold our contractual obligations or legal duties to protect the privacy and confidentiality of our business partners and other stakeholders. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Even in the absence of bad actors, unidentified vulnerabilities or glitches in our systems could result in the loss of business-critical data or otherwise compromise the confidentiality, integrity or availability of such data. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices. We could also be subject to regulatory enforcement actions or private rights of action in certain jurisdictions.

The number and scale of cyber-attacks causing significant business disruptions, such as global ransomware attacks, are increasing and could pose a risk to our ability to deliver our services and operate our business. Any ransomware or other cyber-attack could disrupt our service delivery for an indeterminate period of time, as well as compromise or destroy personal and business-critical data and information within our control. Recovering from such an attack may require significant resources to restore business operations and our services, including personnel time and capital costs. In some cases, recovery of such data may not be possible. If a security breach results in the exposure or unauthorized disclosure of personal information, we could incur additional costs associated with data breach notification and remediation expenses, investigation costs, regulatory penalties and fines, and legal proceedings. Our insurance coverage may not comprehensively cover all the costs related to such breaches or attacks.

We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential consumer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or cyber-attacks or to alleviate problems caused by such breaches or attacks. Our security measures are designed to protect against security breaches and cyber-attacks but may not be expansive enough, implemented properly, or appropriately complied with to prevent a security breach or cyber-attack. No network or system can ever be completely secure. Our failure to prevent such security breaches and cyber-attacks could subject us to liability, adversely affect our results of operations and damage our reputation.

Our engagement of third-party service providers increases our exposure to security and data privacy risks.

Select business operations, including online advertising, analytics engines and data storage, rely on partnerships with third party service providers, the operations, practices, and processes of which may be outside our control. Despite due diligence in engaging these third parties and efforts to contractually protect our interests, we cannot guarantee that these third parties will adequately protect the personal information that we share with, or that is collected on our behalf by, such third parties or that such third parties will fully or sufficiently comply with all applicable data protection laws and contractual obligations. The failure of our third-party service providers to adequately protect the personal information we process could result in a security breach of such personal information, potentially exposing us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share. Even where personal information is not involved, a successful cyber-attack on one of our third-party service providers could result in a disruption to our operations and impact revenues.

There have been recent developments in U.S. federal and state data protection laws that we may be required to comply with and which may impact our business. For example, the California Consumer Privacy Act (the “CCPA”), among other things, allows California consumers the right to opt out of the “sale” or “sharing” of their personal information, which includes any data transferred for the purpose of cross-contextual behavioral advertising. This opt-out right, and similar opt-out rights in other effective and proposed state privacy laws, may have an adverse effect on our business by decreasing the availability of and increasing the cost of data. The CCPA and other state privacy laws also impose broader obligations on covered businesses such as transparency and information security requirements, and additional privacy rights such as rights to access and delete personal information. Enforcement of these laws may carry a variety of consequences, including civil penalties, litigation, private rights of action or damage to our reputation. In addition, if any of our third-party service providers fail to comply with applicable privacy laws, we may face additional exposure and liability on behalf of such providers. While we attempt to control against such outcomes through our vetting of third-party service providers and with appropriate contractual obligations, we cannot ensure our third-party service providers will fully comply with all such obligations. Moreover, the regulatory landscape is constantly evolving and subject to ongoing interpretations and guidance from regulatory authorities. The costs of compliance, and other burdens imposed by CCPA and other privacy laws could have an adverse impact on our business, results of operations and financial condition.

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

The radio industry is subject to extensive regulation by the FCC under the Communications Act. Our radio stations depend upon maintaining their broadcasting licenses issued by the FCC, which are currently issued for a maximum term of eight years and are renewable. Interested parties may challenge a renewal application. On rare occasions, the FCC has revoked licenses, not renewed them, or renewed them with significant qualifications, including renewals for less than a full term of eight years. In the last renewal cycle, the FCC granted all of the license renewal applications that were filed for our radio stations for full eight-year terms. The next license renewal cycle begins in 2027. We cannot be certain that our future license renewal applications will be approved, or that the renewals will not include conditions or qualifications that could adversely affect our business, financial condition and results of operations, result in material impairment or adversely affect our liquidity and financial condition. If any of our FCC licenses are not renewed, it would prevent us from operating the affected radio station and generating revenue from it. Further, the FCC has a general policy restricting the transferability of a radio station license while a renewal application for that radio station is pending. In addition, we must comply with extensive FCC regulations and policies governing the ownership and operation of our radio stations. FCC regulations currently limit the number of radio stations that a licensee can own in a market, which could restrict our ability to consummate future transactions. The FCC’s rules governing our radio station operations impose costs on our operations and changes in those rules could have an adverse effect on our business. The FCC also requires radio stations to comply with certain technical requirements to limit interference between two or more radio stations. If the FCC relaxes these technical requirements, it could impair the signals transmitted by our radio stations and could have a material adverse effect on our business. Moreover, governmental regulations and policies may change over time, and the changes may have a material adverse impact upon our business, financial condition and results of operations. For further details on federal regulation of radio broadcasting, see “Business-Federal Regulation of Radio Broadcasting.”

The FCC has been vigorous in its enforcement of its rules and regulations, including its indecency and sponsorship identification rules, violations of which could have a material adverse effect on our business.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s definition of indecent material, coupled with the spontaneity of live content. The FCC enforces its indecency rules against the broadcasting industry as a whole and violations of these rules may result in fines or, in some instances, revocation of an FCC license. The FCC’s historical focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications.

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

In the course of our ordinary business operations, we may collect personal information and non-personal information that is critical or commercially-useful to our business, including personal information related to our employees, audience, advertisers, contractors, and customers. As a result of our digital expansion efforts and third-party partnerships, the volume, sensitivity, and business importance of the information we collect and use is increasing. We collect this information directly from individuals, through passive tracking technologies such as “cookies” and indirectly through third parties engaged to provide services on our behalf. In addition to the risk that a security breach may compromise this information, this information may include personal information such as names, contact information, credit card information, geolocation and demographic information that is subject to specific data protection and privacy laws. In addition, we face increasing litigation and business risks related to the use of such cookies and similar tracking technologies. For example, we and our customers face increasing litigation risks related to the recent increase in private litigation alleging that the use of cookies and similar tracking technologies without consent violates state laws governing “wiretapping,” “trap and trace,” “pen registers,” and similar laws.

We are subject to federal and state data protection and privacy laws and regulations that require us to comply with specific consumer protection, information security and data protection and privacy requirements. The legal and regulatory landscape continues to evolve, with new laws being enacted or coming into force. Additionally, we are required to comply with the CCPA and other equivalent state privacy laws, which requires us to update both our internal and external policies and procedures to meet our compliance obligations under CCPA. Compliance with CCPA may require that we change or amend activities that involve personal information, which may impact business operations or our ability to effectively use personal information in our control. Furthermore, as mentioned under “Our engagement of third-party service providers increases our exposure to security and data privacy risks” above, such requirements include allowing consumers to limit our use of their personal information, or delete it entirely.

Regulatory enforcement actions and interpretations of new data protection and privacy laws and regulations may change how these requirements apply to our business and collection, use, storage, and disclosure of personal information, creating uncertainty regarding the continued viability of information-reliant business activities. Certain interpretations or implementation of new data protection and privacy laws, as well as the evolving legal and regulatory landscape, could harm our business, including negatively impacting the cost of doing business or our ability to engage in certain business practices. Furthermore, recent disclosures of major data breaches and company data collection, use and disclosure practices to which large segments of the consumer population have objected may result in increased interest in U.S. state and federal enforcement actions and in passing U.S. federal data privacy legislation. Highly publicized data security and privacy incidents or lawsuits in even unrelated industries may result in changes to consumer privacy expectations and demands. Such shifts may restrict our ability to collect and/or process personal information in a particular way or derive economic value from personal, and even non-personal, information.

We have implemented and are implementing policies and procedures to comply with applicable data protection and privacy laws and regulations, but such measures may not always be effective, particularly as the legal landscape continues to evolve, and regulatory guidance is often ambiguous or inconsistent. Some of our internal processes are manual and rely on employees to follow and adhere to our policies and procedures, which can result in employee error and internal compliance failures. Any failure or perceived failure by us to comply with our policies or applicable data protection and privacy laws and regulations could result in regulatory enforcement actions against us, proceedings by governmental entities, consumers or others (including our contractual third parties), and loss in brand value and reputation. Such results could possibly require us to incur costs defending against proceedings or paying regulatory fines or penalties and responding to such outcomes could consume considerable management focus and internal resources, decrease demand for our services, or increase the costs of, or otherwise limit, our ability to do business.

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

We are facing increasing scrutiny related to our environmental, social and governance (“ESG”) practices and requested disclosures by investors who are increasing their use of ESG screening criteria in making investment decisions. Our disclosures on these issues or a failure to satisfy evolving shareholder expectations for ESG practices and reporting may impact our reputation and relationships with investors. As ESG best practices, reporting standards, and disclosure requirements continue to evolve, we may incur increasing costs related to ESG monitoring and reporting.

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

As of December 31, 2024, we owned 52 facilities containing broadcast studios and 278 towers in our 74 markets. Where we do not own studios or towers, we lease these facilities. In addition, we lease various office facilities across the U.S. for our corporate, digital marketing solutions, and e-commerce operations, including a space in Purchase, New York for our principal corporate office. We also lease venues to host our live events from time to time.

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

We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our operations, and continuously evaluate how to optimize our capital allocation as it relates to our properties.

Item 3. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the year ended December 31, 2024. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Holders

On March 11, 2025, the Company had 121 Class A common stockholders of record, 5 Class B common stockholders of record and 1 Class C common stockholder of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

In 2018 the Company paid its first cash dividend of $0.075 per share, and paid equivalent dividends on a quarterly basis through the second quarter of 2020. Each quarterly dividend payment was approximately $2.1 million in the aggregate. The final dividend payment was made to shareholders of record as of April 2, 2020 on May 15, 2020. Due to the economic circumstances and uncertainty created by the COVID-19 pandemic, our board of directors determined to cease payment of quarterly cash dividends following the May 2020 dividend payment. On March 6, 2023, the board of directors approved a quarterly dividend of $0.1875 per share. In February of 2024, the board of directors approved a quarterly dividend of $0.1975 per share and subsequently paid equivalent dividends in the second, third and fourth quarters of 2024, and the first quarter of 2025. Each quarterly dividend payment was approximately $3 million in the aggregate. On March 13, 2025, the board of directors approved a quarterly dividend of $0.20 per share. The dividend will be paid to holders of record as of April 17, 2025 on May 1, 2025.

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

Recent Sale of Unregistered Securities

None.

Issuer Purchase of Equity Securities

There were no repurchases of our common stock during the quarter ended December 31, 2024.

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

OUR BUSINESS

Townsquare is a community-focused digital and broadcast media and marketing solutions company principally focused outside the top 50 markets in the U.S. Townsquare Ignite, our robust digital advertising division, specializes in helping businesses of all sizes connect with their target audience through data-driven, results based strategies, by utilizing a) our proprietary digital programmatic advertising technology stack with an in-house demand and data management platform and b) our owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data. Townsquare Interactive, our subscription digital marketing services business, partners with SMBs to help manage their digital presence by providing a SAAS business management platform, website design, creation and hosting, search engine optimization and other digital services. And through our portfolio of local radio stations strategically situated outside the Top 50 markets in the United States, we provide effective advertising solutions for our clients and relevant local content for our audiences.

Our primary sources of net revenue are the sale of digital and broadcast advertising solutions on our owned and operated websites, radio stations’ online streams and mobile applications, radio stations, and on third party websites through our in-house digital programmatic advertising platform. Through our digital programmatic advertising platform, we are able to hyper-target audiences for our local, regional and national advertisers by combining first and third party audience and geographic location data, providing them the ability to reach a high percentage of their online audience. We deliver these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We also offer subscription digital marketing solutions through Townsquare Interactive to small and medium-sized local and regional businesses in markets outside the top 50 across the United States, including, but not limited to the markets in which we operate radio stations. Our digital marketing solutions include a SAAS business management platform, traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring and social media management.

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

Advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as dollars spent on advertising has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of February 27, 2025, U.S. GDP increased 2.8% for the year ended December 31, 2024.

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

Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2024, we recorded $17.4 million of capital expenditures, which represented 3.9% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.

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

Highlights of Our Financial Performance

Certain key financial developments in our business for the year ended December 31, 2024 as compared to 2023 are summarized below:

•Net revenue for the year ended December 31, 2024, decreased $3.2 million, or 0.7%, as compared to the year ended December 31, 2023. Our Subscription Digital Marketing Solutions net revenue decreased $6.9 million, or 8.4%, and our Broadcast Advertising net revenue decreased $2.8 million, or 1.3%, as compared to the year ended December 31, 2023. Our Other net revenue decreased $2.0 million, or 19.5% as compared to 2023. These decreases were largely offset by an $8.3 million, or 5.5%, increase in our Digital Advertising net revenue.

•Excluding revenue related to political advertising of $13.4 million and $2.9 million for the years ended December 31, 2024 and 2023, respectively, net revenue decreased $13.8 million, or 3.0% to $437.6 million, Broadcast Advertising net revenue decreased $12.6 million, or 6.1%, to $196.4 million, and Digital Advertising net revenue increased $7.7 million, or 5.1%, to $157.8 million.

•Operating income increased $40.8 million to $21.7 million for the year ended December 31, 2024, as compared to an operating loss of $19.1 million for the year ended December 31, 2023. Operating income increased due to a decrease in total non-cash impairment charges of $52.9 million and a $3.6 million decrease in direct operating and corporate expenses. These decreases were partially offset by an increase in stock-based compensation of $9.1 million, a $3.7 million increase in transaction and business realignment costs and the $3.2 million decrease in net revenue discussed above.

•Our Broadcast Advertising segment reported operating income of $19.0 million, compared to an operating loss of $33.8 million for the year ended December 31, 2023, due to a decrease in total non-cash impairment charges of $43.1 million and an $8.9 million decrease in direct operating expenses, partially offset by the $2.8 million decrease in net revenue. Our Digital Advertising segment reported operating income of $37.3 million, a decrease of $7.6 million from 2023, due to a $13.5 million increase in direct operating expenses, partially offset by an $8.3 million increase in net revenues. Our Subscription Digital Marketing Solutions segment reported operating income of $18.4 million, a decrease of $2.9 million from 2023, due to the $6.9 million decrease in net revenue, partially offset by a $5.0 million decrease in direct operating expenses.

Consolidated Results of Operations

Year ended December 31, 2024 compared to year ended December 31, 2023

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Year Ended December 31,
Statement of Operations Data:	2024	2023	$ Change	% Change

Net revenue	$450,982	$454,231	$(3,249)	(0.7)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	326,782	329,197	(2,415)	(0.7)%
Depreciation and amortization	19,667	19,200	467	2.4%
Corporate expenses	23,815	25,023	(1,208)	(4.8)%
Stock-based compensation	17,171	8,033	9,138	113.8%
Transaction and business realignment costs	4,905	1,169	3,736	319.6%
Impairment of intangible assets, investments, goodwill, and long-lived assets	37,714	90,578	(52,864)	(58.4)%
Net (gain) loss on sale and retirement of assets	(765)	170	(935)	**
Total operating costs and expenses	429,289	473,370	(44,081)	(9.3)%
Operating income (loss)	21,693	(19,139)	40,832	**
Other expense (income):
Interest expense, net	36,226	37,249	(1,023)	(2.7)%
Loss (gain) on repurchases of debt	46	(1,249)	1,295	**
Other income, net	(4,958)	(5,975)	1,017	(17.0)%
Loss from operations before tax	(9,621)	(49,164)	39,543	(80.4)%
Income tax provision (benefit)	1,307	(6,142)	7,449	**
Net loss	$(10,928)	$(43,022)	$32,094	(74.6)%

The following table presents the Company's reportable segment net revenue, direct operating expenses, and profit for each of the years ended December 31, 2024 and 2023, respectively (in thousands):

	Net Revenue				Direct Operating Expenses				Segment Profit
	For the Year Ended December 31,		$	%	For the Year Ended December 31,		$	%	For the Year Ended December 31,		$	%
	2024	2023	Change	Change	2024	2023	Change	Change	2024	2023	Change	Change
Digital Advertising	$158,615	$150,276	$8,339	5.5%	$117,916	$104,381	$13,535	13.0%	$40,699	$45,895	$(5,196)	(11.3)%
Subscription Digital Marketing Solutions	75,343	82,220	(6,877)	(8.4)%	53,930	58,973	(5,043)	(8.6)%	21,413	23,247	(1,834)	(7.9)%
Broadcast Advertising	208,964	211,725	(2,761)	(1.3)%	147,136	156,056	(8,920)	(5.7)%	61,828	55,669	6,159	11.1%
Other	8,060	10,010	(1,950)	(19.5)%	7,800	9,787	(1,987)	(20.3)%	260	223	37	16.6%
Total	$450,982	$454,231	$(3,249)	(0.7)%	$326,782	$329,197	$(2,415)	(0.7)%	$124,200	$125,034	$(834)	(0.7)%

Net Revenue

Net revenue for the year ended December 31, 2024 decreased by $3.2 million, or 0.7%, as compared to the same period in 2023. Our Broadcast Advertising net revenue decreased $2.8 million, or 1.3%, due to decreases in the purchases of advertising by our clients. Our Subscription Digital Marketing Solutions net revenue decreased $6.9 million, or 8.4% as compared to the year ended December 31, 2023, due to a reduction in net subscribers. Other net revenue decreased $2.0 million, or 19.5%, due to the elimination of low profit events in 2024. These decreases were partially offset by a $8.3 million, or 5.5%, increase in our Digital Advertising net revenue due to purchases of new advertising.

Direct Operating Expenses

Direct operating expenses for the year ended December 31, 2024 decreased by $2.4 million, or 0.7%, when compared with the same period in 2023. Our Broadcast Advertising direct operating expenses for the year ended December 31, 2024 decreased $8.9 million, or 5.7%, as compared to 2023, primarily due to lower compensation costs. Our Subscription Digital Marketing Solutions direct operating expenses decreased $5.0 million, or 8.6%, as compared to the same period in 2023. The decrease was primarily driven by lower compensation costs and lower bad debt expense. Other direct operating expense decreased $2.0 million, or 20.3%, due to the elimination of low profit events. Our Digital Advertising direct operating expenses increased $13.5 million, or 13.0%, primarily driven by higher inventory and compensation costs, as well as an increase in bad debt, each as compared to 2023.

Segment Profit

Segment profit for the year ended December 31, 2024 decreased by $0.8 million, or 0.7%, when compared with the same period in 2023, essentially flat. Our Digital Advertising segment profit decreased $5.2 million, or 11.3%, due to the increases in inventory and compensation costs, which were partially offset by the increase in revenue due to sales of new advertising. Subscription Digital Marketing Solutions segment profit decreased $1.8 million, or 7.9% as compared to the year ended December 31, 2023, due to the decline in revenue discussed above, which was partially offset by the decreases in compensation and bad debt. Broadcast Advertising segment profit for the year ended December 31, 2024 increased $6.2 million, or 11.1%, as compared to 2023, primarily due to lower compensation, which offset the declines in traditional broadcast revenue.

Stock-based Compensation

Stock-based compensation expense for the year ended December 31, 2024 increased $9.1 million, or 113.8%, due to $4.6 million in expense recognized related to the cash settlement of options, $3.8 million of expense recognized for the stock bonus program and due to grants during the fourth quarter of 2023 and the first quarter of 2024. For further discussion, see Note 10, Stockholders' Deficit, in the Notes to Consolidated Financial Statements.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the year ended December 31, 2024 increased $3.7 million, or 319.6%, as compared to 2023, due to local market operational cost reduction efforts.

Impairment of Intangible Assets, Investments, Goodwill and Long-Lived Assets

The Company recorded total impairment charges of $37.7 million related to intangible assets, investments, goodwill, and long-lived assets during the year ended December 31, 2024, as compared to $90.6 million in total impairment charges during the year ended December 31, 2023. We recorded total impairment charges of $30.9 million related to FCC licenses in 27 of our 74 local markets during the year ended December 31, 2024, as compared to $70.9 million of impairment charges related to FCC licenses in 36 of our 74 local markets during the year ended December 31, 2023. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and decreases in third-party forecasts of broadcast revenues.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment performed as of December 31, 2024 would have caused the estimated fair values of our FCC licenses to decrease by $21.1 million which would have resulted in an additional impairment charge of $1.2 million. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $12.6 million which would have resulted in a further impairment charge of $4.0 million as of December 31, 2024. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $9.9 million which would result in an impairment charge of $6.2 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

During the second quarter of 2024, the Company concluded that the carrying amount of the National Digital and Live Events reporting units exceeded their fair values, resulting in the recognition of a non-cash goodwill impairment charges of $1.8 million and $0.9 million, respectively. During the third quarter of 2024, the Company concluded that the carrying amount of the Live Events reporting unit exceeded its fair value, resulting in the recognition of a further non-cash goodwill impairment charge of $1.7 million, resulting in a total of $4.4 million of non-cash goodwill impairment charges during the year ended December 31, 2024. The Local Advertising, Amped, and Live Events reporting units had no goodwill as of December 31, 2024.

The Company recorded total non-cash goodwill impairment charges of $4.2 million during the year ended December 31, 2023, of which $2.8 million related to the Local Advertising reporting unit and $1.4 million related to the Live Events reporting unit.

Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital assumption for each of our reporting units would cause the estimated fair values of our National Digital, Townsquare Ignite, Analytical Service and Townsquare Interactive reporting units to decline, resulting in a decrease in the fair value in excess of their respective carrying values by approximately 4%, 6%, 8%, and 8%, respectively. Further, keeping all other assumptions constant, a 10% decline in the estimated fair value of each reporting unit, due to other changes in assumptions, including forecasted future cash flows, would not have resulted in goodwill impairment charges for the year ended December 31, 2024.

For further discussion, see Note 5, Goodwill and Other Intangible Assets, Net in the Notes to Consolidated Financial Statements.

During the year ended December 31, 2024, the Company recorded total impairment charges of $2.0 million related to certain of its equity securities, which are measured at cost minus impairment. The Company recorded total impairment charges of $14.5 million related to certain of its investment securities during 2023. For further discussion, see Note 6, Investments, in the Notes to Consolidated Financial Statements.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
2026 Notes	$33,621	$35,534
Capital leases and other	1,179	1,350
Deferred financing costs	2,077	2,086
Interest income	(651)	(1,721)
Interest expense, net	$36,226	$37,249

Loss (Gain) on Repurchase of Debt

During the year ended December 31, 2024, the Company voluntarily repurchased an aggregate $36.2 million principal amount of its 2026 Notes, plus accrued interest. The Company wrote-off approximately $0.2 million of unamortized deferred financing costs, recognizing an immaterial total net loss in connection with the voluntary repurchases of its 2026 Notes. The repurchased notes were canceled by the Company.

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

Other (Income) Expense, Net

Realized Gain on Investment

In February of 2024, one of the Company’s investees announced the completion of its acquisition in a private transaction. The Company recognized a $4.0 million gain on the transaction. During the twelve months ended December 31, 2023, one of the Company's investees was acquired as a result of a private transaction. The Company recognized a $5.2 million gain on the transaction. See Note 6, Investments, in the Notes to the Consolidated Financial Statements for further discussion related to these investments.

Sale of Digital Assets

During the year ended December 31, 2023, the Company sold its digital assets with a carrying value of $2.1 million, recognizing a gain on the sale of $0.8 million. For further discussion, see Note 5, Goodwill and Other Intangible Assets, Net in the Notes to Consolidated Financial Statements.

Unrealized (Gain) Loss on Investment

Other (income) expense, net includes unrealized losses related to measuring the fair value of one of the Company's former investees that was sold during 2024. Prior to its sale, the Company recognized a total unrealized net gain of $0.2 million as a result of changes in the fair value of the investee's common stock during 2024. The Company recorded a total unrealized net loss of $0.4 million based on changes in the market price of the investee's common stock during 2023. See Note 6, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Income tax provision (benefit)

We recognized an income tax provision of $1.3 million for the year ended December 31, 2024 as compared to a benefit from income taxes of $6.1 million for 2023. Our effective tax rate was approximately 13.6% for the year ended December 31, 2024 as compared to 12.5% for the year ended December 31, 2023. The increase in the effective tax rate is primarily driven by an increase in the valuation allowance for interest expense carryforwards and certain non-deductible items.

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

Liquidity and Capital Resources

	Year Ended December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$32,990	$61,046
Restricted cash	—	503

Cash provided by operating activities	$48,748	$67,827
Cash used in investing activities	(9,927)	(3,569)
Cash used in financing activities	(67,380)	(46,622)
Net (decrease) increase in cash and cash equivalents	$(28,559)	$17,636

Operating Activities

Net cash provided by operating activities was $48.7 million for the year ended December 31, 2024, as compared to $67.8 million for the same period in 2023. This decrease was primarily related to changes in working capital balances, particularly prepaid and accrued expenses.

Investing Activities

Net cash used in investing activities was $9.9 million for the year ended December 31, 2024, as compared to $3.6 million for the same period in 2023. The increase in net cash used in investing activities was primarily due to cash proceeds of $3.0 million related to the sales of digital assets in 2023 that did not reoccur in 2024, a $2.5 million increase in purchases of property and equipment, and a $0.6 million decrease in proceeds from the sale of assets and investment related transactions.

Financing Activities

Net cash used in financing activities was $67.4 million for the year ended December 31, 2024, as compared to $46.6 million for the same period in 2023. The increase in net cash used in financing activities was primarily due to $10.4 million of incremental repurchases of 2026 Notes in 2024 as compared to 2023, a $6.9 million increase in stock repurchases, and a $3.0 million increase in dividend payments, partially offset by an increase in proceeds from stock options exercised.

Sources of Liquidity and Anticipated Cash Requirements

We fund our working capital requirements through a combination of cash flows from our operating, investing, and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing, and financing activities will enable us to meet our working capital, capital expenditures, debt service, dividend payments, and other funding requirements for at least one year from the date of this report. Future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, some of which are beyond our control. We are focused on and will continue to monitor our liquidity.

As of December 31, 2024, we had $465.8 million of outstanding indebtedness, net of deferred financing costs of $1.7 million. On February 19, 2025 we entered into a $490 million Credit Agreement, as discussed Note 14, Subsequent Events, in our Notes to Consolidated Financial Statements. The net proceeds from the Credit Agreement, together with cash on hand, was used to repay all of the outstanding 2026 Notes on February 19, 2025, and to pay the fees and expenses related thereto. Based on the terms of our 2026 Notes and the Credit Agreement, as of December 31, 2024, we expect our debt service requirements to be approximately $60.0 million over the next twelve months.

As of December 31, 2024, we had $33.0 million of cash and cash equivalents, $60.6 million of receivables from customers, which historically have had an average collection cycle of approximately 50 days.

On October 28, 2024, the board of directors approved a quarterly dividend of $0.1975 per share. The $3.1 million dividend was paid to holders of record as of January 21, 2025 on February 1, 2025. On March 13, 2025, the board of directors approved a quarterly dividend of $0.20 per share. The dividend will be paid to holders of record as of April 17, 2025 on May 1, 2025.

During the year ended December 31, 2024, the Company voluntarily repurchased an aggregate $36.2 million principal amount of its 2026 Notes, plus accrued interest.

On April 1, 2024, the Company repurchased 1.5 million shares of the Company’s Class A common stock in the aggregate amount of $14.6 million from MSG National Properties, LLC (“MSG”). The shares were retired upon repurchase. Additionally, the Company repurchased 0.8 million shares of Class A common stock for approximately $9.0 million during the year ended December 31, 2024.

In late March of 2024, the Company launched a program that offered certain holders a cash settlement of options that were granted in July 2014 following the completion of the Company's initial public offering. These options were approaching their expiration date in July 2024. The cash settlement amount paid to each holder was indexed to the closing price of the Company's Class A common stock, as reported on the New York Stock Exchange consolidated tape, as of the date prior to each respective cash settlement election date less the respective option exercise price. A total of $11.5 million was paid in connection with the cash settlement of 3.2 million options during the year ended December 31, 2024.

Our anticipated uses of cash in the near term include working capital needs, interest payments, dividend payments, excess cashflow payments that may be required under the terms of the Credit Agreement, other obligations, and capital expenditures. The Company believes that the cash generated by its operations should be sufficient to meet its liquidity needs for at least the next 12 months. However, our ability to fund our working capital needs, debt payments, dividend payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

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

2025 Financing Transactions	Note 14
Long-Term Debt	Note 7
Lease and Other Commitments	Note 8

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

For further discussion of impairment charges, see Note 5, Goodwill and Other Intangible Assets, Net, in our Notes to Consolidated Financial Statements.

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

The key assumptions using the Greenfield method are market revenue growth rates, market share, profit margin and the risk-adjusted discount rate. This data is populated using industry normalized information representing an average FCC license within a market. The projections incorporated into our license valuations take into consideration the then current economic conditions. Each of these assumptions may change in the future based upon changes in general economic conditions, audience behavior, consummated transactions, and numerous other variables that may be beyond our control.

For further discussion on key assumptions utilized in the Greenfield method, see Note 2, Summary of Significant Accounting Policies - Intangible Assets. For further discussion of impairment charges, see Note 5, Goodwill and Other Intangible Assets, Net, in our Notes to Consolidated Financial Statements.

Stock-based Compensation

We measure and recognize stock-based compensation expense related to stock-based transactions, including employee awards and the Employee Stock Purchase Plan (“ESPP”), based on the fair value of the award on the grant date. The fair values of restricted stock awards are determined based on the fair market value of our common stock at the time of grant. We estimate the fair value of option awards using the Black-Scholes or Monte Carlo option-pricing models for service and market-based options, respectively. We estimate the fair value of the ESPP based on the estimated grant-date fair value determined using the Black-Scholes model. These models require assumptions including the fair value of our common stock, expected volatility, expected term of the award, exercise timing, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest or on derived service period. We account for forfeitures as a reduction of compensation cost in the period when such forfeitures occur.

For further discussion on the fair value of option awards, see Note 10, Stockholders’ Deficit, in our Notes to Consolidated Financial Statements.

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

We evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. As of December 31, 2024, the Company has recorded $35.8 million of valuation allowance against its interest expense carryforwards, net operating losses and tax credit carry forwards. Revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred income tax assets.

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

For further discussion of valuation allowances and uncertain tax positions, see Note 9, Income Taxes, in our Notes to Consolidated Financial Statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on the evaluation performed as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer determined that the Company’s internal control over financial reporting was effective as of December 31, 2024.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Our independent registered public accounting firm, BDO USA, P.C., independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in the firm’s attestation report, which appears on page F-3.

PART III

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, as well as the information required by this item with respect to our insider trading policy, is incorporated herein by reference to the information in the 2025 Proxy Statement under the caption “Directors and Corporate Governance” and “Executive Officers.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in the 2025 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information in the 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes information, as of December 31, 2024, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance. For more information on these plans, see Note 10, Stockholders’ Deficit, in our Notes to Consolidated Financial Statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,984,335	$7.30	11,316,141
Equity compensation plans not approved by security holders	—	—	—
Total	6,984,335	$7.30	11,316,141

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Plan constitutes a sub-plan under the Townsquare Media, Inc. 2014 Omnibus Incentive Plan. Under the ESPP, eligible employees may authorize payroll deductions of at least 3% but no more than 15% of their current compensation of each payday during six month offering periods which commence on January 1 and July 1. Contributions are subject to an annual limitation of $25,000, and are used to purchase shares of Class A common stock at 90% of the fair market value of the Class A common stock on either the first or last day of an offering period, whichever is lower. The total number of shares purchased during each offering period may not exceed 2,000 shares per eligible participant and the total aggregate discount price for any calendar year may not exceed an annual limitation of $600,000. The first offering period for the ESPP commenced on January 1, 2022. During the year ended December 31, 2024, the total amount of common stock issued under the ESPP totaled 75,846 shares of Class A common stock. During the year ended December 31, 2023, a total of 111,709 shares of Class A common stock were issued under the ESPP.

Stock Repurchase Plan

On December 16, 2021, the Board of Directors approved a stock repurchase plan (the “2021 Stock Repurchase Plan”), pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period. Repurchases of common stock under the repurchase plan may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. During the year ended December 31, 2024, the total amount of shares repurchased under the 2021 Stock Repurchase Plan was 2,281,631 shares. During the year ended December 31, 2023, a total of 183,768 shares were repurchased under the 2021 Stock Repurchase Plan.

On December 10, 2024, the Board of Directors authorized and approved a stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period (the "2024 Stock Repurchase Plan"). The 2024 Stock Repurchase Plan has substantially the same terms as, and was intended to replace, the 2021 Stock Repurchase Plan, which expired on December 16, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in the 2025 Proxy Statement under the captions “Directors and Corporate Governance,” “Executive Officers" and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in the 2025 Proxy Statement under the caption “Other Audit Committee Matters.”

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

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
3.1	Certificate of Incorporation of Townsquare Media, Inc.		S-1/A		3.1	7/14/2014

3.2	Bylaws of Townsquare Media, Inc.		S-1/A		3.2	7/14/2014

4.1	Indenture dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee		8-K		4.1	4/1/2015

4.2	Form of 6.500% Senior Note due 2023		8-K		4.2	4/1/2015

4.3	Warrant Agreement, dated as of July 25, 2014, by and among Townsquare Media, Inc., the persons set forth on Schedule I thereto, and any other registered holders of the Warrant Certificates (as defined therein) from time to time party thereto		8-K		10.2	7/31/2014

4.4	Indenture, dated as of January 6, 2021, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and notes collateral agent.		8-K		4.1	1/6/2021

4.5	Form of 6.875% Senior Note due 2026		8-K		4.2	1/6/2021

4.6	Description of Securities Registered Pursuant to Section 12 of the Exchange Act of 1934		10-K		4.6	3/15/2024

10.1.1	Credit Agreement dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the lenders and financial institutions party thereto		8-K		10.1	4/1/2015

10.1.2	Guarantee and Security Agreement dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors party thereto and Royal Bank of Canada, as administrative and collateral agent		8-K		10.2	4/1/2015

10.1.3	Incremental Amendment Agreement No. 1, dated as of September 1, 2015, among Townsquare Media, Inc. and Royal Bank of Canada as administrative agent and Incremental Term Lender		10-Q/A	9/30/2015	10.2	11/9/2015

10.1.4	Amendment No. 2, dated as of February 8, 2017, to the Credit Agreement, dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent, and the other parties thereto.		10-K	12/31/2016	10.4	3/13/2017

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.1.5	Amendment No. 3, dated October 20, 2017, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015 and Amendment No. 2 dated as of February 8, 2017) (the “Credit Agreement”), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	9/30/2017	10.5	11/7/2017

10.1.6	Amendment No. 4, dated April 30, 2019, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015, Amendment No. 2 dated as of February 8, 2017 and Amendment No. 3 dated as of October 20, 2017), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	3/31/2019	10.1	5/7/2019

10.1.7	Amendment No. 5, dated April 13, 2020, to the Credit Agreement, dated as of April 1, 2015, as amended, among Townsquare Media, Inc., each lender from time to time party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2020)		8-K		10.1	4/17/2020

10.1.8	Credit Agreement dated as of February 19, 2025, among the Company, Bank of America, N.A., as administrative agent and collateral agent, and the lenders and financial institutions party thereto		8-K		10.1	2/24/2025

10.1.9	Security Agreement dated as of February 19, 2025, among the Company, the guarantors party thereto and Bank of America, N.A., as collateral agent.		8-K		10.2	2/24/2025

10.2.1 *	Employment Agreement, between Townsquare Media, Inc. and Bill Wilson, dated October 16, 2017.		8-K		10.1	10/19/2017

10.2.2 *	Employment Agreement Amendment, dated April 27, 2018 to Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	5/3/2018

10.2.3 *	Second Amendment, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, as amended on April 24, 2019, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	12/13/19

10.2.4 *	Amended and Restated Employment Agreement, dated, October 7, 2022, by and between Townsquare Media Inc. and Bill Wilson.		8-K		10.1	10/14/2022

10.3.1 *	Letter Agreement, between Townsquare Media, Inc. and Steven Price, dated October 16, 2017.		8-K		10.3	10/19/2017

10.3.2 *	Amendment to Letter Agreement, dated December 9, 2019, to the Letter Agreement, dated October 16, 2017, and between Townsquare Media, Inc, and Steven Price.		8-K		10.4	12/13/2019

10.4.1 *	Employment Agreement, between Townsquare Media, Inc. and Stuart Rosenstein, dated October 16, 2017.		8-K		10.4	10/19/2017

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.4.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Stuart Rosenstein.		8-K		10.2	12/13/2019

10.4.3 *	Amended and Restated Employment Agreement, dated, October 7, 2022, by and between Townsquare Media Inc. and Stuart Rosenstein.		8-K		10.2	10/14/2022

10.5.1 *	Employment Agreement, between Townsquare Media, Inc. and Erik Hellum, dated October 25, 2017.		10-K	12/31/2018	10.10	3/12/2019

10.5.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 25, 2017, by and between Townsquare Media, Inc. and Erik Hellum.		8-K		10.3	12/13/2019

10.5.3 *	Amended and Restated Employment Agreement, dated, October 7, 2022, by and between Townsquare Media Inc. and Erik Hellum.		8-K		10.3	10/14/2022

10.5.4 *	Amended and Restated Employment Agreement, dated, December 21, 2023, by and between Townsquare Media, Inc. and Erik Hellum.		8-K		10.1	12/28/2023

10.7.1 *	2014 Omnibus Incentive Plan		S-8		99.1	7/2/2024

10.7.2 *	Form of Option Grant Agreement		S-1/A		10.9	7/14/2014

10.7.3 *	Form of Option Grant at IPO		S-1/A		10.10	7/21/2014

10.7.4 *	Restricted Stock Award Agreement between Townsquare Media, Inc. and Bill Wilson, dated May 31, 2018		8-K		10.1	6/4/2018

10.7.5 *	Form of Restricted Stock Award Agreement		10-Q	9/30/2018	10.1	11/6/2018

10.7.6 *	2021 Employee Stock Purchase Plan		10-K	12/31/2021	10.7.7	3/16/2022

10.8 *	Form of Indemnification Agreement		S-1/A		10.11	7/14/2014

10.9	Second Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto		8-K		10.3	7/31/2014

10.10	Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Scott Schatz and Dhruv Prasad.		8-K		10.4	7/31/2014

10.11	Registration Agreement, dated as of August 16, 2016, by and between Townsquare Media, Inc. and Madison Square Garden Investments, LLC		10-Q	9/30/2016	10.1	11/8/2016

10.12	Agreement of Purchase and Sale by and among North American Fairs, LLC, Townsquare Live Events, LLC and Danny Huston, dated May 24, 2018.		8-K		10.1	5/29/2018

10.13	Stock Repurchase Agreement dated January 24, 2021 by and between Townsquare Media, Inc. and certain affiliates of Oaktree Capital Management L.P.		8-K		10.1	1/28/2021

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.14	Settlement Agreement, dated as of March 8, 2021, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., Oaktree FF Investment Fund, L.P., Second Street Holdings 1, L.P., Second Street Holdings 2, L.P., Second Street Holdings 3, L.P., Second Street Holdings 4, L.P., Second Street Holdings 5, L.P., Second Street Holdings 6, L.P., Second Street Holdings 7, L.P., and Second Street Holdings 8, L.P		8-K		10.1	3/10/2021

16.1	Letter to Securities and Exchange Commission from RSM US LLP, dated June 19, 2019		8-K		16.1	6/19/2019

17.1	Departure of Director, David Quick (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 17, 2021)		8-K		17.1	5/17/2021

19.1	Insider Trading Policy	X

21.1	List of Subsidiaries of Townsquare Media, Inc.	X

23.1	Consent of BDO USA, P.C.	X

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350	X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350	X

97	Clawback Policy, adopted as of October 26, 2023.		10-K	12/31/2023	97.1	3/15/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Management contract or compensatory plan or arrangement.

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date

(b) Exhibits. See Exhibits above.

(c) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March 2025.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Bill Wilson	Chief Executive Officer and Director	March 17, 2025
Bill Wilson	(Principal Executive Officer)

/s/ Stuart Rosenstein	Executive Vice President and Chief Financial Officer	March 17, 2025
Stuart Rosenstein	(Principal Financial Officer)

/s/ Robert Worshek	Senior Vice President and Chief Accounting Officer	March 17, 2025
Robert Worshek	(Principal Accounting Officer)

/s/ Steven Price	Executive Chairman and Director	March 17, 2025
Steven Price

/s/ B. James Ford	Director	March 17, 2025
B. James Ford

/s/ Gary Ginsberg	Director	March 17, 2025
Gary Ginsberg

/s/ Stephen Kaplan	Director	March 17, 2025
Stephen Kaplan

/s/ David Lebow	Director	March 17, 2025
David Lebow

/s/ Gary D. Way	Director	March 17, 2025
Gary D. Way

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Townsquare Media, Inc., are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Townsquare Media, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

FCC Broadcast License Impairment Assessment

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s FCC licenses carrying value at December 31, 2024 was $150.4 million. Management tests the FCC licenses for impairment annually, as of December

31, or more frequently if certain events or changes in circumstances indicate they may be impaired. In order to determine the fair value of the FCC licenses, management utilized an income approach, specifically the Greenfield method. This method assumes that a hypothetical buyer develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch, while incurring start-up costs during the build-up phase. The Greenfield method requires management to make certain assumptions such as a risk-adjusted discount rate, forecasted revenue growth and profit margins.

We identified the fair value of certain FCC licenses used in the impairment assessment of FCC licenses as a critical audit matter. Auditing certain assumptions used in the determination of the fair value of certain FCC licenses, including the risk-adjusted discount rate, forecasted revenue growth and profit margins involved especially challenging and subjective auditor judgment due to the nature or extent of the audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of the forecasted revenue growth used by management by comparing to industry data.

•Evaluating the reasonableness of the profit margins used by management by comparing to historical financial results.

•Utilizing personnel with specialized skills and knowledge in valuation to assist in evaluating the reasonableness of the risk-adjusted discount rate used in the Greenfield method.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2019.

BDO USA, P.C.

Woodbridge, New Jersey

March 17, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York

Opinion on Internal Control over Financial Reporting

We have audited Townsquare Media, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes and schedule and our report dated March 17, 2025, expressed an unqualified opinion thereon.

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
/s/ BDO USA, P.C.

Woodbridge, New Jersey

March 17, 2025

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	At December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$32,990	$61,046
Accounts receivable, net of allowance for credit losses of $3,924 and $4,041, respectively	60,635	60,780
Prepaid expenses and other current assets	11,822	10,356
Total current assets	105,447	132,182

Property and equipment, net	110,269	110,194
Intangible assets, net	162,156	200,306
Goodwill	152,903	157,270
Investments	725	3,542
Operating lease right-of-use assets	48,322	46,887
Other assets	592	1,165
Restricted cash	—	503
Total assets	$580,414	$652,049

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$4,451	$5,036
Deferred revenue	9,899	9,059
Accrued compensation and benefits	12,903	13,085
Accrued expenses and other current liabilities	26,572	25,112
Operating lease liabilities, current	9,026	9,376
Accrued interest	13,405	14,420
Total current liabilities	76,256	76,088
Long-term debt, net of deferred finance costs of $1,680 and $3,960, respectively	465,756	499,658
Deferred tax liability	12,500	11,856
Operating lease liability, net of current portion	44,177	41,437
Other long-term liabilities	10,167	13,099
Total liabilities	608,856	642,138

Stockholders’(deficit) equity:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 15,386,219 and 14,023,767 shares issued and outstanding, respectively	154	140
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 500,000 and 1,961,341 shares issued and outstanding, respectively	5	20
Total common stock	167	168
Treasury stock, at cost; 965,399 and 183,768 shares of Class A common stock, respectively	(11,203)	(2,177)
Additional paid-in capital	307,000	310,612
Accumulated deficit	(327,819)	(302,193)
Non-controlling interest	3,413	3,501
Total stockholders’ (deficit) equity	(28,442)	9,911
Total liabilities and stockholders’ (deficit) equity	$580,414	$652,049

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2024	2023

Net revenue	$450,982	$454,231

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	326,782	329,197
Depreciation and amortization	19,667	19,200
Corporate expenses	23,815	25,023
Stock-based compensation	17,171	8,033
Transaction and business realignment costs	4,905	1,169
Impairment of intangible assets, investments, goodwill, and long-lived assets	37,714	90,578
Net (gain) loss on sale and retirement of assets	(765)	170
Total operating costs and expenses	429,289	473,370
Operating income (loss)	21,693	(19,139)
Other expense (income):
Interest expense, net	36,226	37,249
Loss (gain) on repurchases of debt	46	(1,249)
Other income, net	(4,958)	(5,975)
Loss from operations before tax	(9,621)	(49,164)
Income tax provision (benefit)	1,307	(6,142)
Net loss	$(10,928)	$(43,022)

Net (loss) income attributable to:
Controlling interests	(12,704)	(44,961)
Non-controlling interests	1,776	1,939
Net loss	(10,928)	(43,022)

Basic loss per share	$(0.81)	$(2.68)

Diluted loss per share	$(0.81)	$(2.68)

Weighted average shares outstanding:
Basic	15,601	16,761
Diluted	15,601	16,761

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,928)	$(43,022)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	19,667	19,200
Amortization of deferred financing costs	2,077	2,086
Non-cash lease (income) expense	(1,022)	96
Net deferred taxes and other	644	(6,892)
Allowance for credit losses	4,731	4,265
Stock-based compensation expense	17,171	8,033
Loss (gain) on repurchases of debt	46	(1,249)
Trade and barter activity, net	(1,380)	(1,465)
Impairment of intangible assets, investments, goodwill and long-lived assets	37,714	90,578
Realized gain on sale of digital assets	—	(839)
Gain on sale of investment	(4,069)	(5,210)
Unrealized (gain) loss on investment	(202)	388
Amortization of content rights	4,890	4,867
Change in content rights liabilities	(5,051)	(2,997)
Other	1,225	(291)
Changes in assets and liabilities:
Accounts receivable	(4,995)	(3,900)
Prepaid expenses and other assets	(538)	6,198
Accounts payable	(751)	982
Accrued expenses	(9,439)	(2,268)
Accrued interest	(1,015)	(783)
Other long-term liabilities	(27)	50
Net cash provided by operating activities	48,748	67,827
Cash flows from investing activities:
Purchases of property and equipment	(17,441)	(14,979)
Proceeds from sale of digital assets	—	2,975
Proceeds from insurance recoveries	474	774
Proceeds from investment related transactions	5,117	5,714
Proceeds from sale of assets	1,923	1,947
Net cash used in investing activities	(9,927)	(3,569)
Cash flows from financing activities:
Repurchases of 2026 Notes	(36,025)	(25,621)
Dividend payments	(12,312)	(9,344)
Shares withheld in lieu of employee tax withholding	(324)	—
Proceeds from stock options exercised	7,889	6,750
Repurchases of stock	(23,551)	(16,645)
Withholdings for shares issued under the ESPP	709	729
Cash distribution to non-controlling interests	(1,864)	(1,997)
Repayments of capitalized obligations	(1,902)	(494)
Net cash used in financing activities	(67,380)	(46,622)
Cash and cash equivalents and restricted cash:
Net (decrease) increase in cash, cash equivalents and restricted cash	(28,559)	17,636
Beginning of period	61,549	43,913
End of period	$32,990	$61,549

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)

	Year Ended December 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$35,789	$37,547
Income taxes	1,135	1,412

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,376	$3,279
Deferred payments for software licenses	20	3,889
Property and equipment acquired in exchange for advertising (1)	1,223	997
Accrued capital expenditures	251	85

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$12,287	$11,747
Right-of-use assets obtained in exchange for operating lease obligations	12,631	5,687

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$32,990	$61,046
Restricted cash	—	503
	$32,990	$61,549
(1) Represents total advertising services provided by the Company in exchange for property and equipment acquired during each of the years ended December 31, 2024 and 2023, respectively.

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in Thousands, except Share Data)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Non-controlling Interest	Total
Balance at December 31, 2022	12,964,312	815,296	3,461,341	—	$173	$—	$309,645	$(244,298)	$3,559	$69,079
Net loss	—	—	—	—	—	—	—	(44,961)	1,939	(43,022)
Dividends declared ($0.75 per share)	—	—	—	—	—	—	—	(12,934)	—	(12,934)
Repurchase of stock (1)	—	—	(1,500,000)	—	(15)	—	(14,535)	—	—	(14,550)
Common stock issued under exercise of stock options	847,731	—	—	—	8	—	6,742	—	—	6,750
Issuance of restricted stock (2)	100,015	—	—	—	1	—	(1)	—	—	—
Stock-based compensation	—	—	—	—	—	—	8,033	—	—	8,033
Treasury stock acquired at cost (3)	—	—	—	183,768	—	(2,177)	—	—	—	(2,177)
Common stock issued under the Employee Stock Purchase Plan	111,709	—	—	—	1	—	728	—	—	729
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,997)	(1,997)
Balance at December 31, 2023	14,023,767	815,296	1,961,341	183,768	168	$(2,177)	$310,612	$(302,193)	$3,501	$9,911
Net loss	—	—	—	—	—	—	—	(12,704)	1,776	(10,928)
Dividends declared ($0.79 per share)	—	—	—	—	—	—	—	(12,922)	—	(12,922)
Repurchase of stock (4)	(1,500,000)	—	—	—	(15)	—	(14,625)	—	—	(14,640)
Conversion of common shares (5)	1,461,341	—	(1,461,341)	—	—	—	—	—	—	—
Common stock issued under exercise of stock options	966,710	—	—	—	9	—	7,880	—	—	7,889
Issuance of restricted stock (2)	390,629	—	—	—	4	—	868	—	—	872
Shares withheld in lieu of tax withholding	(32,074)	—	—	—	—	—	(324)	—	—	(324)
Stock-based compensation	—	—	—	—	—	—	8,783	—	—	8,783
Treasury stock acquired at cost (3)	—	—	—	781,631	—	(9,026)	—	—	—	(9,026)
Common stock issued under the Employee Stock Purchase Plan	75,846	—	—	—	1	—	708	—	—	709
Settlement of options (6)	—	—	—	—	—	—	(6,902)	—	—	(6,902)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,864)	(1,864)
Balance at December 31, 2024	15,386,219	815,296	500,000	965,399	$167	$(11,203)	$307,000	$(327,819)	$3,413	$(28,442)
(1) On June 16, 2023, the Company repurchased 1.5 million shares of the Company’s Class C common stock. For further discussion on the repurchase, see Note 10, Stockholders' Deficit, in our Notes to Consolidated Financial Statements.
(2) Refer to Note 10, Stockholders' Deficit, in the accompanying Notes to Consolidated Financial Statements for additional information related to shares issued.
(3) Represents shares repurchased under the terms of the Company's stock repurchase plan pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period, the "2021 Stock Repurchase Plan."

(4) On April 1, 2024, the Company repurchased 1.5 million shares of the Company’s Class A common stock. For further discussion on the repurchase, see Note 10, Stockholders' Deficit, in the accompanying Notes to Consolidated Financial Statements.
(5) During the three months ended March 31, 2024, direct holders of Class C Common Stock converted approximately 2.0 million shares into an equal number of Class A Common Stock. During the three months ended September 30, 2024, direct holders of Class A Common Stock converted approximately 0.5 million shares into an equal number of Class C Common Stock. Except as expressly provided in our certificate of incorporation, the Class A common stock, Class B common stock and Class C common stock have equal economic rights and rank equally, share ratably and are identical in all respects as to all matters. Class C common stock is not redeemable, but is convertible 1:1 (including automatically upon certain transfers) into Class A common stock.
(6) During the three months ended March 31, 2024, the Company launched a program that offered certain holders a cash settlement of options. Refer to Note 10, Stockholders' Deficit, in the accompanying Notes to Consolidated Financial Statements for additional information related to the settlement.

See Notes to Consolidated Financial Statements

Note 1. Organization and Basis of Presentation

Nature of Business

Townsquare is a community-focused digital and broadcast media and digital marketing solutions company principally focused outside the top 50 markets in the U.S. Townsquare Ignite, our robust digital advertising division, specializes in helping businesses of all sizes connect with their target audience through data-driven, results based strategies, by utilizing a) our proprietary digital programmatic advertising technology stack with an in-house demand and data management platform and b) our owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data. Townsquare Interactive, our subscription digital marketing services business, partners with SMBs to help manage their digital presence by providing a SAAS business management platform, website design, creation and hosting, search engine optimization and other digital services. And through our portfolio of local radio stations strategically situated outside the Top 50 markets in the United States, we provide effective advertising solutions for our clients and relevant local content for our audiences.

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

Segment Reporting: The Company’s operating segments are organized internally by the types of products and services provided, represented by three segments: Digital Advertising, which includes digital advertising on its digital programmatic advertising platform and its owned and operated digital properties; Subscription Digital Marketing Solutions, which includes the results of the Company’s subscription digital marketing solutions business, Townsquare Interactive, and Broadcast Advertising, which includes our local, regional and national advertising products and solutions delivered via terrestrial radio broadcast, and other miscellaneous revenue that is associated with its broadcast advertising platform. The remainder of the Company’s business is reported in the Other category, which includes owned and operated live events.

The Company’s activities are predominately within the United States, which represents one geographic region for segment reporting. The Company does not have any material inter-segment sales. See Note 12, Segment Information, in our Notes to Consolidated Financial Statements for further information.

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

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk is limited due to the large number of customers comprising the Company’s customer base and their dispersion across several different geographic areas of the country. No single customer accounts for more than 1% of revenue for the years ended December 31, 2024 and 2023.

Cash and cash equivalents: The Company maintains its cash balances principally at large financial institutions throughout the United States. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2024 and 2023, cash equivalents were comprised of money market funds of $29.6 million and $59.0 million, valued using Level 1 inputs.

Restricted cash: Restricted cash includes the collateral account for the Company’s corporate credit cards and a stand-by letter of credit issued in favor of a landlord for one of our leases, and are classified in non-current assets in the Consolidated Balance Sheets. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash. We had restricted cash of $0.5 million as of December 31, 2023. As of December 31, 2024, the Company had no restricted cash.

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

The change in the allowance for credit losses for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Beginning Balance	$4,041	$5,946
Provision for credit losses	4,731	4,265
Amounts written off against allowance, net of recoveries	(4,848)	(6,170)
Ending Balance	$3,924	$4,041

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

During each of the year ended December 31, 2024, the Company received total insurance recoveries of $0.5 million related to construction and flood damages in two of its local markets. The Company received $0.8 million in insurance recoveries in 2023 for hurricane related damages incurred in Shreveport, LA. Insurance recoveries are included as a component of Other expense (income), net in the Consolidated Statements of Operations.

Software Development Costs: In accordance with Accounting Standards Codification (“ASC”) Topic 350, Internally Developed Software, we incurred and capitalized software development costs of $7.0 million and $5.9 million during each of the years ended December 31, 2024 and 2023, respectively. Certain costs incurred for software development during the application development stage are capitalized while costs incurred during the preliminary and post-implementation stages are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life. Software development costs consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the development and localization of products and services.

Intangible Assets: Intangible assets consist principally of Federal Communication Commission (“FCC”) broadcast licenses and other definite-lived intangible assets. FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at minimal cost. Costs incurred to renew FCC broadcast licenses are expensed as incurred. The weighted average time to renewal of our FCC licenses is 4.7 years as of December 31, 2024. FCC licenses, which have been recorded at their estimated fair value as of the date of acquisition, have an indefinite useful life and therefore are not amortized. The fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Costs associated with other definite-lived intangible assets are being amortized using the straight-line method over their estimated remaining useful lives, which range from 2 to 8 years, as of December 31, 2024.

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

Below are some of the key assumptions used in our 2024 impairment assessments:

	December 31, 2024
Discount Rate	13.7% - 16.5%
Long-term Revenue Growth Rate	(1.0)% - 0.0%
	Low	High
Mature Market Share*	20.5%	75.0%
Operating Profit Margin	23.1%	47.9%

Below are some of the key assumptions used in our 2023 impairment assessments:

	December 31, 2023
Discount Rate	12.2% - 14.1%
Long-term Revenue Growth Rate	0.0%
	Low	High
Mature Market Share*	20.6%	75.0%
Operating Profit Margin	20.0%	47.0%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the Company’s impairment evaluations of its FCC licenses performed at March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, we incurred total impairment charges of $30.9 million for FCC licenses in 27 of our 74 local markets for the year ended December 31, 2024.

Based on the results of the Company’s impairment evaluations of its FCC licenses performed at March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, we incurred total impairment charges of $70.9 million for FCC licenses in 36 of our 74 local markets for the year ended December 31, 2023.

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

The Company evaluates goodwill for impairment at the reporting unit level and has determined appropriate reporting units. The most significant reporting unit is comprised of the components representing the local broadcast advertising businesses of all geographic markets, “Local Advertising”, which are aggregated into one reporting unit for testing. Our other reporting units include: (i) national digital assets, “National Digital”, which consists of music and entertainment focused national websites, (ii) Townsquare Ignite, our digital programmatic advertising platform, (iii) Amped, which is our owned and operated network of digital brands, made up of more than 400 websites and 380 mobile applications (iv) Analytical Services, which is an attribution and analytics platform dedicated to tracking broadcast media, (v) Townsquare Interactive, which is our subscription based digital marketing solutions offered to small and mid-sized local and regional businesses in markets outside the top 50 in the United States, and (vi) Live Events, which includes the operations of our national events including other expos, lifestyle and active events which occur outside of our 74 distinct markets.

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

During the second quarter of 2024, the Company concluded that the carrying amount of the National Digital and Live Events reporting units exceeded their fair values, resulting in the recognition of a non-cash goodwill impairment charges of $1.8 million and $0.9 million, respectively. During the third quarter of 2024, the Company concluded that the carrying amount of the Live Events reporting unit exceeded its fair value, resulting in the recognition of a further non-cash goodwill impairment charge of $1.7 million, resulting in a total of $4.4 million of non-cash goodwill impairment charges during the year ended December 31, 2024. Interim impairment assessments were considered necessary as a result of declines in revenues and profit and increases in the weighted average cost of capital. The Company did not identify indicators of impairment related to any other reporting units that would have required an interim impairment assessment during the year ended December 31, 2024. The Local Advertising, Amped, and Live Events reporting units had no goodwill as of December 31, 2024.

The Company recorded total non-cash goodwill impairment charges of $4.2 million during the year ended December 31, 2023, of which $2.8 million related to the Local Advertising reporting unit and $1.4 million related to the Live Events reporting unit.

In assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2024, including goodwill. Based upon such assessment, we determined that the fair value of the following reporting units exceeded their respective carrying amounts. The fair values of our National Digital, Townsquare Ignite, Analytical Services and Townsquare Interactive reporting units were in excess of their respective carrying values by approximately 39%, 59%, 149%, and 128%, respectively. The fair values of each of our reporting units were determined using the income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, capital expenditures, and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 13.5% to 18.0% with perpetual growth rates ranging from 0.8% to 5.0%.

For 2023, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2023, including goodwill. Based upon such assessment, the fair values of our National Digital, Townsquare Ignite, Analytical Services and Townsquare Interactive reporting units reporting units were in excess of their respective carrying values by approximately 117%, 41%, 157%, 147%, respectively. The fair values of each of our reporting units were determined using the income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, capital expenditures, and discount rates which are the basis for the information used in the discounted cash flow model. During the fourth quarter of 2023, the Company revised its near-term revenue and operating margin expectations for the Live Events reporting unit in consideration of the performance of events during the period. As a result, the Company determined that the fair value of the Live Events reporting unit was less than its carrying amount resulting in the recognition of a non-cash goodwill impairment charge of $1.4 million. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 12.0% to 17.2% with perpetual growth rates ranging from 1.7% to 5.6%.

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

See Note 5, Goodwill and Other Intangible Assets, Net, for further details related to the results of our impairment testing for each of the years ended December 31, 2024 and 2023, respectively.

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

In accordance with ASC 321, Investments - Equity Securities, the Company measures its equity securities at cost minus impairment, as their fair value is not readily determinable and the investments do not qualify for the net asset value per share practical expedient. The Company monitors its investments for any subsequent observable price changes in orderly transactions for the identical or a similar investment of the same investee, at which time the Company adjusts the then current carrying values of the related investment. Additionally, the Company evaluates its investments for any indicators of impairment. The Company recorded $2.0 million impairment charges for the year ended December 31, 2024. There were $14.5 million impairment charges recorded for the year ended December 31, 2023.

See Note 6, Investments, for further details related to the Company's investments.

Deferred Financing Costs: Deferred financing costs related to the issuance of debt are capitalized and are amortized over the life of the instrument in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period (the interest method). The amortization of these costs is recorded as interest expense, net in the Consolidated Statements of Operations. Unamortized deferred financing costs as of December 31, 2024 and 2023 have been deducted from the long-term debt balance in the Consolidated Balance Sheets.

Impairment of Long-Lived Assets: Long-lived assets (including property, equipment and intangible assets subject to amortization) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset group. If it were determined that the carrying amount of an asset was not recoverable, an impairment loss would be recorded. The Company determines the fair value of its long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. The fair value of assets held for sale is determined in the same manner as described for assets held and used. There were a total of $0.1 million non-cash impairment charges related to long-lived assets for the year ended December 31, 2024. We recognized total impairment charges related to long-lived assets during the year ended December 31, 2023 of $0.4 million. Long-lived asset impairment charges are included in caption Impairment of intangible assets, investments, goodwill and long-lived and intangible assets, in the Company’s Consolidated Statements of Operations.

Transaction and Business Realignment Costs: The Company recorded the following transaction and business realignment costs for the years ended December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
Transaction/Acquisition Costs	778	127
Compensation	1,004	839
Lease and Other Equipment Related Costs	3,123	203
Total	$4,905	$1,169

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

Trade and Barter Advertising: Trade and Barter Advertising (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received, unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising promised or delivered. Revenue from trade and barter advertising is recognized when advertisements are broadcast. Merchandise or services received is charged to expense when received or utilized. If merchandise or services are received prior to the broadcast of the advertising, a liability is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Total revenues recognized related to trade and barter advertising were $13.8 million and $13.8 million for the years ended December 31, 2024 and 2023, respectively. Total expense recognized related to trade and barter advertising were $12.5 million and $12.3 million for the years ended December 31, 2024 and 2023, respectively.

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

ROU assets for operating leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. There were a total of $0.3 million non-cash impairment charges related to ROU assets for the twelve months ended December 31, 2024 associated with tower and land leases in 3 local markets. For the year ended December 31, 2023, the Company incurred a total of $0.6 million non-cash impairment charges to ROU assets associated with the abandonment of leased office space in Purchase and Binghamton, NY, and in Dubuque, IA.

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

As of December 31, 2024, the Company operated one non-owned radio stations under an LMA. The total net revenue for the contractual portion of the LMA of the radio station and its total expenses for the contractual portion of the LMA were immaterial.

Financial Instruments: ASC 825, Disclosures about Fair Value of Financial Instruments, requires the Company to disclose estimated fair values for its financial instruments. Management has reviewed its cash and cash equivalents, accounts receivable, other current assets, accounts payable and accrued expenses and has determined that their carrying values approximate their fair value due to the short maturity of these instruments. The fair value of the Company’s long-term debt is disclosed in Note 7, Long-Term Debt.

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

Advertising and Promotion Costs: Costs of media advertising (including barter) and associated production costs are expensed to direct operating expenses the first time the advertising takes place. The Company recorded advertising expenses of $0.5 million and $0.6 million, for the years ended December 31, 2024 and 2023, respectively.

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

The Company follows the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The Company’s Federal income tax returns and various state tax returns remain subject to examination by taxing authorities for all years after 2020.

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

Employee benefit plans: The Company’s 401(k) Plan is a defined contribution plan covering the employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 ("IRC"). The Company's U.S. employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions of 25% up to a maximum of 4% of qualified compensation and may, at its discretion, make voluntary contributions. The Company's contributions were $1.0 million for each of the years ended December 31, 2024, and 2023, respectively.

Contingencies: In accordance with ASC Topic 450, Contingencies, the Company records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. The Company monitors the stage of progress of its litigation matters and relates that to an accrual for estimated losses to determine if any adjustments are required.

In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Additionally, from time to time the Company is engaged in various legal proceedings related to its intellectual property, employees or other matters. Although such matters are subject to many uncertainties and outcomes are not predictable with assurance, as of December 31, 2024 and 2023, management does not believe any such matters are material to the Company’s consolidated results of operations or financial condition.

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

The adoption of this standard did not have a significant impact on the Consolidated Financial Statements. The expanded reportable segment disclosures are included in Note 12, Segment Information.

Recently Issued Standards That Have Not Yet Been Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional categories of information about federal and state income taxes in the rate reconciliation table and to provide more details about reconciling items in some categories if items meet a quantitative threshold. The guidance also requires the disclosure of income taxes paid, net of refunds, disaggregated by federal (national) and state taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The adoption of this standard is not expected to have an impact on the Consolidated Financial Statements, but will impact disclosures related to income taxes.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires the disclosure in the notes to financial statements, information about certain costs and expenses including, purchases of inventory, employee compensation, depreciation and intangible asset amortization. The guidance also requires a qualitative description of amounts remaining in certain expense captions that are not separately disaggregated on a quantitative basis, as well as the disclosure of the total amount of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the guidance outlined in this update and its impact to the Consolidated Financial Statements.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands):

	Year Ended December 31, 2024
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$157,785	$75,343	$196,376	$8,060	$437,564
Political	830	—	12,588	—	13,418
Net Revenue	$158,615	$75,343	$208,964	$8,060	$450,982

	Year Ended December 31, 2023
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$150,074	$82,220	$209,025	$10,010	$451,329
Political	202	—	2,700	—	2,902
Net Revenue	$150,276	$82,220	$211,725	$10,010	$454,231

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

The primary sources of net revenue are the sale of digital and broadcast advertising solutions on our owned and operated websites, radio stations’ online streams, and mobile applications, radio stations, and on third-party websites through our in-house digital programmatic advertising platform. Through our digital programmatic advertising platform, we are able to hyper-target audiences for our local, regional and national advertisers by combining first and third-party audience and geographic location data, providing them the ability to reach a high percentage of their online audience. We deliver these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We also offer subscription digital marketing solutions through Townsquare Interactive to small and medium-sized local and regional businesses in markets outside the top 50 across the United States, including, but not limited to the markets in which we operate radio stations. Our digital marketing solutions include a SAAS business management platform, traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, and social media management.

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

The following table provides information about receivables, contract acquisition costs and contract liabilities from contracts with customers (in thousands):

	December 31, 2024	December 31, 2023
Accounts Receivable	$60,635	$60,780
Short-term contract liabilities (deferred revenue)	$9,899	$9,059
Contract acquisition costs	$7,291	$5,175

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

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of December 31, 2024, and December 31, 2023, the balance in the contract liabilities was $9.9 million and $9.1 million, respectively. The increase in our contract liabilities balance from December 31, 2023 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $8.1 million of recognized revenue for the year ended December 31, 2024. For the year ended December 31, 2023, we recognized $9.6 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the year ended December 31, 2024.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of December 31, 2024 and 2023, we had a balance of $7.3 million and $5.2 million in capitalized contract acquisition costs and recognized $4.1 million and $6.8 million of amortization during the years ended December 31, 2024 and 2023, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the years ended December 31, 2024 or 2023, respectively.

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

Note 4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Land and improvements	$18,544	$19,320
Buildings and leasehold improvements	59,526	58,302
Broadcast equipment	111,253	107,663
Computer and office equipment	26,538	25,097
Furniture and fixtures	22,403	22,384
Transportation equipment	18,638	18,573
Software development costs	52,332	45,347
Total property and equipment, gross	309,234	296,686
Less: Accumulated depreciation and amortization	(198,965)	(186,492)
Total property and equipment, net	$110,269	$110,194

Depreciation and amortization expense for property and equipment was $17.2 million and $16.7 million for the years ended December 31, 2024 and 2023, respectively.

For the year ended December 31, 2024, the Company recognized a total gain of $0.8 million related to the sales of assets in various markets, as compared to $0.2 million in losses related to the sales of assets for the year ended December 31, 2023.

For the year ended December 31, 2024, the company recognized $0.1 million in impairment charges primarily related to the pending sale of a station in Trenton, NJ. During the ended December 31, 2023, the Company recognized $0.4 million in impairment charges related to the sale of land and a building in Battle Creek, MI.

The Company had no material right of use assets related to it finance leases as of December 31, 2024 and
2023.

Note 5. Goodwill and Other Intangible Assets, Net

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in forecasted traditional broadcast revenue in the markets in which we operate in and increases in the weighted average cost of capital, the Company quantitatively evaluated the fair value of its FCC licenses at each quarter during the year ended December 31, 2024.

Based on the results of the Company’s impairment evaluations of its FCC licenses performed at March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024, we incurred total impairment charges of $30.9 million for FCC licenses in 27 of our 74 local markets for the year ended December 31, 2024. The $30.9 million impairment charges recorded during the year were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital and decreases in third-party forecasts of broadcast revenues.

Based on the results of the Company’s impairment evaluations of its FCC licenses performed at March 31, 2023, June 30, 2023, September 30, 2023 and December 31, 2023, we incurred total impairment charges of $70.9 million for FCC licenses in 36 of our 74 local markets for the year ended December 31, 2023.

Charges related to the impairment of the Company’s FCC licenses are included in the Broadcast Advertising segment results.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $21.1 million which would have resulted in an additional impairment charge of $1.2 million as of December 31, 2024. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $12.6 million which would have resulted in a further impairment charge of $4.0 million as of December 31, 2024. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $9.9 million which would result in an impairment charge of $6.2 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Goodwill

During the second quarter of 2024, the Company concluded that the carrying amount of the National Digital and Live Events reporting units exceeded their fair values, resulting in the recognition of a non-cash goodwill impairment charges of $1.8 million and $0.9 million, respectively. During the third quarter of 2024, the Company concluded that the carrying amount of the Live Events reporting unit exceeded its fair value, resulting in the recognition of a further non-cash goodwill impairment charge of $1.7 million, resulting in a total of $4.4 million of non-cash goodwill impairment charges during the year ended December 31, 2024. Interim impairment assessments were considered necessary as a result of declines in revenues and profit and increases in the weighted average cost of capital. The Company did not identify indicators of impairment related to any other reporting units that would have required an interim impairment assessment during the year ended December 31, 2024.

For its annual impairment testing performed as of December 31, 2024, the Company performed a quantitative assessment for each of its reporting units. Based upon such assessment, the Company determined that the fair value of the following reporting units exceeded their respective carrying amounts as of December 31, 2024. The fair values of our National Digital, Townsquare Ignite, Analytical Services, and Townsquare Interactive reporting units were in excess of their respective carrying values by approximately 39%, 59%, 149%, and 128%, respectively. The Local Advertising, Amped and Live Events reporting units had no goodwill as of December 31, 2024.

For 2023, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2023, including goodwill. Based upon such assessment, the fair values of our National Digital, Townsquare Ignite, Analytical Services and Townsquare Interactive reporting units reporting units were in excess of their respective carrying values by approximately 117%, 41%, 157%, 147%, respectively. The fair values of each of our reporting units were determined using the income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, capital expenditures, and discount rates which are the basis for the information used in the discounted cash flow model. During the fourth quarter of 2023, the Company revised its near-term revenue and operating margin expectations for the Live Events reporting unit in consideration of the performance of events during the period. As a result, the Company determined that the fair value of the Live Events reporting unit was less than its carrying amount resulting in the recognition of a non-cash goodwill impairment charge of $1.4 million.

As of December 31, 2024 and 2023, respectively, the goodwill balances remaining for each of our reporting units were as follows (amounts in thousands):

	Goodwill at December 31, 2024	Goodwill at December 31, 2023
Reporting Unit:
Local Advertising	$—	$—
National Digital	6,489	8,273
Townsquare Ignite	67,101	67,101
Amped	—	—
Analytical Services	2,313	2,313
Townsquare Interactive	77,000	77,000
Live Events / Other	—	2,583
Balance	$152,903	$157,270

The fair values of each of our reporting units were determined using an income approach whereby the fair value was calculated utilizing discounted estimated future cash flows. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 13.5% to 18.0% with perpetual growth rates ranging from 0.8% to 5.0%.

Due to the inherent uncertainties involved in making these estimates, assumptions may change in future periods. Estimates and assumptions made for purposes of goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital assumption for each of our reporting units would cause the estimated fair values of our National Digital, Townsquare Ignite, Analytical Service and Townsquare Interactive reporting units to decline, resulting in a decrease in the fair value in excess of their respective carrying values by approximately 4%, 6%, 8%, and 8%, respectively. Further, keeping all other assumptions constant, a 10% decline in the estimated fair value of each reporting unit, due to other changes in assumptions, including forecasted future cash flows, would not have resulted in goodwill impairment charges for the year ended December 31, 2024.

The following table presents changes in goodwill by segment during each of the two years ended December 31, 2024 and 2023, respectively (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Balance at December 31, 2022 (1)	$77,687	$77,000	$2,715	$3,983	$161,385
Cherry Creek measurement period adjustment (2)	—	—	96	—	96
Impairment	—	—	(2,811)	(1,400)	(4,211)
Balance at December 31, 2023	$77,687	$77,000	$—	$2,583	$157,270
Impairment	(1,784)	—	—	(2,583)	(4,367)
Balance at December 31, 2024	$75,903	$77,000	$—	$—	$152,903

(1) The aggregate goodwill balance as of December 31, 2022 is net of (i) a $69.0 million non-cash goodwill impairment charge related to the local advertising businesses reporting unit in the fourth quarter of 2019; (ii) $48.9 million of accumulated impairment charges incurred in 2017, of which $39.9 million was included as a component of discontinued operations and $9.1 million of which related to the 2017 strategic review and restructuring of our entertainment business; and (iii) a $4.1 million write-off of goodwill was recorded in 2017 in connection with business realignments within the entertainment business.

(2) Represents measurement period adjustments related to the Company’s June 17, 2022, acquisition of Cherry Creek Broadcasting LLC (“Cherry Creek”).
Digital Assets

During the first quarter of 2022, the Company invested an aggregate of $5.0 million in digital assets. They were accounted for as indefinite-lived intangible assets in accordance with ASC 350, Intangibles - Goodwill and Other, included as a component of intangible assets, net on the Consolidated Balance Sheet. We had ownership of and control over our digital assets and we used third-party custodial services to secure it. Any decrease in the digital assets' fair values below our carrying values at any time subsequent to acquisition required the Company to recognize impairment charges. No upward revisions for any market price increases were recognized until the sale of the digital assets. In early March 2023, the Company sold its digital assets with a carrying value of $2.1 million, recognizing a gain on the sale of $0.8 million, included as a component of Other (income) expense, net on the Consolidated Statements of Operations.

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

The following tables present details of intangible assets as of December 31, 2024 and 2023, respectively (in thousands):

	December 31, 2024
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$150,383	$—	$150,383
Content rights and other intangible assets	2 - 8	22,488	(10,715)	11,773
Total		$172,871	$(10,715)	$162,156

	December 31, 2023
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$181,236	$—	$181,236
Content rights and other intangible assets	3 - 9	32,630	(13,560)	19,070
Total		$213,866	$(13,560)	$200,306

Amortization expense for definite-lived intangible assets for each of the years ended December 31, 2024 and 2023 was $7.3 million, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2024 is as follows (in thousands):

2025	$3,609
2026	3,195
2027	1,978
2028	1,880
2029	646
Thereafter	465
$11,773

Note 6. Investments

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

Equity securities measured at cost minus impairment

During each of the years ended December 31, 2024 and 2023, the Company recorded $2.0 million and $14.5 million of impairment charges, respectively, for existing investments based on the implied fair value of the investees, as the Company became aware of objective evidence to indicate that the fair value of the investments were below their carrying amounts.

In February of 2024, one of the Company’s investees announced the completion of its acquisition in a private transaction. The Company recognized a $4.0 million gain on the transaction, based on total cash consideration received in the amount of $4.0 million. On April 12, 2023, one of the Company's investees was acquired as a result of a private transaction. The Company recognized a $5.2 million gain on the transaction during the twelve months ended December 31, 2023, based on total consideration received in the amount of $6.0 million.

A total of $17.7 million in cumulative impairment charges have been recorded for the Company’s existing equity securities that are measured at cost minus impairment.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. During 2024, the company sold the investment for $1.1 million, recognizing an immaterial gain on sale. Prior to its sale, the Company recognized a total unrealized net gain of $0.2 million as a result of changes in the fair value of the investee's common stock during 2024. The Company recorded a total unrealized net loss of $0.4 million based on changes in the market price of the investee's common stock during 2023.

Note 7. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
2026 Notes	$467,436	$503,618
Deferred financing costs	(1,680)	(3,960)
Total long-term debt	$465,756	$499,658

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

During the year ended December 31, 2024, the Company voluntarily repurchased an aggregate $36.2 million principal amount of its 2026 Notes, plus accrued interest. The Company wrote-off approximately $0.2 million of unamortized deferred financing costs, recognizing a total immaterial net loss in connection with the voluntary repurchases of its 2026 Notes. The repurchased notes were canceled by the Company.

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

The Company was in compliance with its covenants under the 2026 Notes indenture as of December 31, 2024.

As of December 31, 2024 and 2023, based on available market information, the estimated fair value of the 2026 Notes was $465.1 million and $493.5 million, respectively. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

The following table illustrates the components of our interest expense, net (in thousands):

	Year Ended December 31,
	2024	2023
2026 Notes	$33,621	$35,534
Capital leases and other	1,179	1,350
Deferred financing costs	2,077	2,086
Interest income	(651)	(1,721)
Interest expense, net	$36,226	$37,249

Annual maturities of the Company's long-term debt as of December 31, 2024 are as follows (in thousands):

(in thousands)
2025	$—
2026	467,436
2027	—
2028	—
2029	—
Thereafter	—
$467,436

On February 19, 2025, the Company entered into a $490 million credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders and financial institutions party thereto. The Credit Agreement provides for a five-year, $470 million senior secured term loan facility (the “Term Loan Facility”) and a five-year, $20 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). For further information see Note 14, Subsequent Events.

Note 8. Lease and Other Commitments

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

Total rental expense, including costs incurred for live events such as venue and equipment rentals, for our operating leases was $13.8 million and $14.7 million for the years ended December 31, 2024 and 2023, respectively, and is included in Income from operations.

In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") (the "Tower Sale"). The divested towers house antenna that broadcast certain of the Company’s radio stations. As part of this transaction, the Company leased a portion of the space on the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of twenty years and three optional 5-year renewal periods. The Company pays $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The ending balances of the prepaid rent asset and deferred gain, including the current portion of $0.2 million, as of December 31, 2024 and 2023 were $5.4 million and $5.6 million, respectively. The Company will continue to amortize these balances over the remaining lease term.

Weighted-average remaining lease term (in years) and discount rate related to leases were as follows:

Weighted Average Remaining Lease Term	December 31, 2024	December 31, 2023
Finance Leases	24.12 years	24.28 years
Operating leases	8.38 years	6.71 years
Weighted Average Discount Rate
Finance Leases	7.41%	7.40%
Operating leases	6.93%	6.98%

Maturities of lease liabilities for operating leases are as follows as of December 31, 2024 (in thousands):

2025	$11,729
2026	9,196
2027	7,423
2028	6,531
2029	5,427
Thereafter	23,549
Total operating lease payments	63,855
Less: imputed interest	(16,014)
Add: deferred gain sale leaseback transaction	5,362
Total	$53,203

Maturities of lease liabilities for financing leases are as follows as of December 31, 2024 (in thousands):

2025	$191
2026	152
2027	120
2028	108
2029	101
Thereafter	2,909
Total financing lease payments	3,581
Less: imputed interest	(2,093)
Total	$1,488

Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on our Consolidated Balance Sheets.

The components of lease costs recorded to operating and corporate expense where the short-term lease measurement and recognition exemption was not applied are as follows (dollars in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	$11,309	$11,831
Short-term lease cost	5	33
Variable lease cost	10	13
Total lease cost	$11,324	$11,877

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. (“Nielsen”), which publishes surveys for domestic radio markets. The Company’s remaining aggregate fixed obligation under the agreements with Nielsen as of December 31, 2024 is approximately $8.5 million and is expected to be paid in accordance with the agreements through September 2026. In addition, the Company has aggregate commitments of $3.7 million for a business management platform through October 2026.

Future expected payments under these agreements as of December 31, 2024 are as follows (in thousands):

2025	$9,165
2026	3,062
2027	—
2028	—
2029	—
Thereafter	—
Total purchase obligations	$12,227

Total payments made under these agreements were $9.1 million and $8.7 million for the years ended December 31, 2024 and 2023, respectively.

Note 9. Income Taxes

Income tax (benefit) expense from operations for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Current income tax expense
State	$663	$750
Total current income tax expense	$663	$750

Deferred tax expense (benefit)
Federal	$135	$(5,516)
State	509	(1,376)
Total deferred income tax expense (benefit)	644	(6,892)
Total income tax provision (benefit)	$1,307	$(6,142)

Total income tax (benefit) expense from operations differed from the amount computed by applying the federal statutory tax rate of 21% for the years ended December 31, 2024 and 2023, due to the following (in thousands):

	2024	2023
Pretax income at federal statutory rate	$(2,020)	$(10,324)
State income tax expense, net federal expense	277	(1,146)
Non-deductible compensation	2,600	1,870
Non-controlling interest	(373)	(407)
Excess stock compensation	(185)	—
Other Non-deductible items	149	69
Total Non-deductible items	2,191	1,532
Tax basis in investments	—	413
Tax attribute expiration	164	13,701
Prior year NOL adjustment	2,826	(135)
Tax rate changes	34	(102)
Stock-based compensation	589	386
Property and equipment	(91)	328
Total Adjustment of prior year deferred taxes	3,522	14,591
Change in valuation allowance	(2,698)	(10,878)
Other items	35	83
Total expense (benefit) for income taxes	$1,307	$(6,142)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2024 and 2023 are presented below (in thousands):

	2024	2023
Deferred tax assets:
Allowance for credit losses	$1,000	$1,026
Accrued expenses and other current liabilities	283	347
Stock-based compensation	2,557	2,477
Investments	1,657	2,058
Property and equipment	1,312	1,502
Interest expense	29,029	23,200
Operating lease obligations	13,541	12,875
Non-current liabilities	2,490	2,250
Net operating loss and credit carryforwards	25,001	33,151
Foreign tax credits	385	385
	77,255	79,271
Less: valuation allowance	(35,822)	(38,520)
Deferred tax assets	41,433	40,751
Deferred tax liabilities:
Intangible assets	41,402	39,930
Operating lease right of use assets	12,321	11,905
Software development costs	210	772
Deferred tax liabilities	53,933	52,607
Net deferred tax liabilities	$(12,500)	$(11,856)

As of December 31, 2024, the Company has federal net operating loss carryforwards of approximately $95.9 million available to offset future income which will expire in the years 2025 through 2037, of which $45.7 million has an indefinite life. Approximately $16.4 million is applicable to Townsquare Radio, Inc. and can only be utilized against its future earnings (subject to further limitations under Section 382 of the Internal Revenue Code), and $33.8 million is applicable to post IPO operations of the Company and can be utilized against future earnings without limitation through 2037. Additionally, the Company has various amounts of state net operating loss carry forwards expiring through 2044.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. At December 31, 2024 and 2023, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences.

The decrease in the valuation allowance of $2.7 million during the December 31, 2024 period, is primarily due to the utilization of net operating loss carryforwards of $8.4 million and the utilization of capital loss carryforwards of $0.4 million, partially offset by an increase in the valuation allowance for interest expense carryforwards of $5.6 million and a $0.5 million increase in state valuation allowances. The decrease in the valuation allowance of $10.9 million during the December 31, 2023 period, is primarily due to the expiration of capital loss carryforwards and the utilization of net operating loss carryforwards, partially offset by an increase in the valuation allowance for the interest expense carryforward utilization of net operating loss carryforwards.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	2024	2023
Balance at beginning of the year	$12,986	$—
Increases due to change in tax rate	54	—
Increases for prior year tax positions	—	12,986
Balance at the end of the year	$13,040	$12,986

As of December 31, 2024, the Company had unrecognized tax benefits of $13.0 million, all of which if recognized, would result in additional federal and state net operating loss carryforwards, with $2.2 million impacting the effective tax rate, and $10.8 million fully offset by a valuation allowance. It is not expected that unrecognized tax benefits will materially change in the next 12 months.

Note 10. Stockholders’ Deficit

The table below presents a summary, as of December 31, 2024, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	15,386,219	One vote per share.
Class B common stock	$0.01	50,000,000	815,296	Ten votes per share.[2]
Class C common stock	$0.01	50,000,000	500,000	No votes.[2]
Total		400,000,000	16,701,515
[1] Each of the shares of common stock have equal economic rights.
[2] Each share converts into one share of Class A common stock upon transfer or at the option of the holder, subject to certain conditions, including compliance with FCC rules.

The foregoing share totals include 127,348 shares of restricted Class A common stock, subject to vesting terms, but excludes 6,024,257 of Class A common stock and 960,078 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $4.79 and $10.71 per share and 655,033 of non-vested restricted Class A common stock units. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

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

Stock-based Compensation

The Company’s 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 27,000,000 shares. As of December 31, 2024, 11,316,141 shares were available for grant. Shares issued under the 2014 Incentive Plan are generally issued from common stock authorized for issuance.

Employee Stock Purchase Plan

The ESPP constitutes a sub-plan under the Townsquare Media, Inc. 2014 Omnibus Incentive Plan. Under the ESPP, eligible employees may authorize payroll deductions of at least 3% but no more than 15% of their current compensation of each payday during six months offering periods which commence on January 1 and July 1. Contributions are subject to an annual limitation of $25,000, and are used to purchase shares of Class A common stock at 90% of the fair market value of the Class A common stock on either the first or last day of an offering period, whichever is lower. The total number of shares purchased during each offering period may not exceed 2,000 shares per eligible participant and the total aggregate discount price for any calendar year may not exceed an annual limitation of $600,000. During the years ended December 31, 2024 and 2023, the total amount of common stock issued under the ESPP totaled 75,846 and 111,709 shares, respectively.

Dividends Declared

On October 28, 2024, the board of directors approved a quarterly dividend of $0.1975 per share. The $3.1 million dividend was paid to holders of record as of January 21, 2025 on February 1, 2025.

On March 13, 2025, the board of directors approved a quarterly dividend of $0.20 per share. The dividend will be paid to holders of record as of April 17, 2025 on May 1, 2025.

Stock Repurchase Agreement

On April 1, 2024, the Company repurchased 1.5 million shares of the Company’s Class A common stock from MSG National Properties, LLC (“MSG”) for total consideration in the aggregate amount of $14.6 million, or $9.76 per share. The shares were retired upon repurchase.

On June 16, 2023, the Company entered into a stock repurchase agreement with MSG National Properties, LLC (“MSG”) to repurchase 1.5 million shares of the Company’s Class C common stock. Total consideration paid in the aggregate amount of $14.6 million, or $9.70 per share. The shares were retired upon repurchase.

Stock Repurchase Plan

The Company’s 2021 Stock Repurchase Plan authorizes the repurchase of up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period ending on December 15, 2024. Repurchases of common stock under the repurchase plan may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. There is no defined number of shares to be repurchased over a specified timeframe through the term of the 2021 Stock Repurchase Plan. During the years ended December 31, 2024 and 2023 a total of 2,281,631 and 183,768 shares, respectively. In total, 2,491,022 shares have been repurchased under the 2021 Stock Repurchase Plan.

On December 10, 2024, the Board of Directors authorized and approved a stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period (the "2024 Stock Repurchase Plan"). The 2024 Stock Repurchase Plan has substantially the same terms as, and was intended to replace, the 2021 Stock Repurchase Plan, which expired on December 16, 2024.

Option Settlement

In late March of 2024, the Company launched a program that offered certain holders a cash settlement of options that were granted in July 2014 following the completion of the Company's initial public offering. These options were approaching their expiration date in July 2024. The cash settlement amount to be paid to each holder was indexed to the closing price of the Company's Class A common stock, as reported on the New York Stock Exchange consolidated tape, as of the date prior to each respective cash settlement election date, less the respective option exercise price. A total of $11.5 million was paid in connection with the cash settlement of 3.2 million options. A total of $4.6 million of expense was recognized as a component of stock-based compensation in connection with the cash settlement of the options during the year ended December 31, 2024.

Stock Bonus Program

In April of 2024, the Company launched a stock bonus program that offered certain employees the option to receive their 2024 annual incentive compensation in the form of the Company's Class A common stock. The incentive compensation to be paid to each employee was fixed at the time of election to participate in the program and the number of shares to be issued will be determined based on the closing price of the Company's Class A common stock on various settlement dates from late 2024 through early 2025. During the year ended December 31, 2024, a total of $3.8 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program.

Stock Option Activity

During the year ended December 31, 2024, eligible option holders tendered 966,710 options to purchase 966,710 shares of Townsquare common stock.

During the year ended December 31, 2024, the Company granted 124,093 options with grant date fair values ranging from $2.30 to $2.95 and vesting periods from three to five-years, each with ten-year terms. The Company also granted 73,738 options with grant date fair values of $2.68 to $2.86, respectively. These options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

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

	Monte Carlo Model	Black-Scholes Model	Monte Carlo Model	Black-Scholes Model
	2024	2024	2023	2023
Expected volatility	53%	51% - 52%	50%	51.0% - 52%
Expected term	5.33	6.01 - 7.00 years	5 - 7 years	6.01 - 6.38 years
Risk free interest rate	4.03%	3.63% - 4.23%	3.43% - 3.74%	3.42% - 4.02%
Expected dividend yield	7.14%	7.14% - 8.32%	0% - 9.15%	0%

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

The following table summarizes option activity for the year ended December 31, 2024:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	11,056,324	$7.74	4.82	$31,221
Granted - service conditions	124,093	10.58
Granted - market conditions	73,738	10.50
Exercised	(966,710)	8.16		2,790
Settled	(3,186,653)	8.75		11,468
Forfeited and expired	(116,457)	7.27
Outstanding at December 31, 2024	6,984,335	$7.30	6.02	$12,779
Exercisable at December 31, 2024	4,168,173	$7.02	5.00	$8,669

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the year ended December 31, 2024, the Company granted 85,787 shares, including 61,905 to non-employee directors, with a vesting period of one to three years. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2024	125,145	$8.54
Shares granted	85,787	10.83
Shares vested	(83,584)	8.00
Non-vested balance at December 31, 2024	127,348	$10.44

The vesting terms of shares of restricted stock vary from 1 to 4 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2024:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2024	873,265	$7.69
Bonus shares granted	86,610	10.07
Shares vested	(304,842)	6.63
Non-vested balance at December 31, 2024	655,033	$7.17

During the year ended December 31, 2024, the Company granted 86,610 stock units that vested at the grant date and had a grant date fair value of $10.07 per share, respectively. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

During the year ended December 31, 2023, the Company granted 436,632 stock units with a vesting period of three years and a grant date fair value of $7.55 and $10.89 per share, respectively. The fair value of the restricted stock awards is equal to the closing share price on the date of grant. The Company also granted 218,543 and 218,090 restricted stock units with a vesting period of three years and grant date fair values ranging from $3.51 - $4.91 and $7.00 - $9.35, respectively. The stock units contain market conditions whereby the stock units will vest subject to the achievement of a specified VWAP, subject to continued employment or service through the end of the performance period as observed and summarized below:

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

The expected volatility was based on market conditions of the Company. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the vesting period of the restricted stock units. On March 6, 2023, the board of directors approved a quarterly dividend of $0.1875 per share for holders of record as of March 27, 2023. Thus, for restricted stock units with grant dates prior to March 6, 2023, the expected dividend yield was 0%.

For the years ended December 31, 2024 and 2023, the Company recognized $8.8 million and $8.0 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP. As of December 31, 2024, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $3.9 million and $3.6 million, respectively, and is expected to be recognized over a weighted average period of 1.8 and 1.8 years, respectively. The income tax benefit derived for the year ended December 31, 2024 and December 31, 2023 as a result of stock option exercises and other stock-based compensation was approximately $1.0 million and $0.5 million, respectively, of which approximately $0.2 million and $0.2 million represented excess tax benefits, respectively.

Note 11. Net (Loss) Income Per Common Share

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

The calculation of basic and diluted EPS for the years ended December 31, 2024 and 2023, was as follows (in thousands, except per share data):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(10,928)	$(43,022)
Net income from non-controlling interest	$1,776	$1,939
Net loss attributable to controlling interest	$(12,704)	$(44,961)

Denominator:
Weighted average shares of common stock outstanding	15,601	16,761
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	15,601	16,761

Basic loss per share:	$(0.81)	$(2.68)

Diluted loss per share:	$(0.81)	$(2.68)

The Company had the following dilutive securities that were not included in the computations of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023
Stock options	7,106	10,185
Stock options with unsatisfied market conditions	1,173	1,018
Restricted stock units	367	211
Restricted stock units with unsatisfied market conditions	388	211
Restricted stock awards	122	120
Shares expected to be issued under stock bonus program	384	—
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	39	55

Note 12. Segment Information

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

The Company operates in one geographic area. The Company's assets and liabilities are managed within markets outside the top 50 across the United States where the Company conducts its business and are reported internally in the same manner as the Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's CEO or included in these Consolidated Financial Statements. Intangible assets consist principally of FCC broadcast licenses and other definite-lived intangible assets and primarily support the Company’s Broadcast Advertising segment. For further information see Note 5, Goodwill and Other Intangible Assets, Net. The Company does not have any material inter-segment sales.

Segment profit is the primary measure the CODM utilizes in assessing segment performance and determining the allocation of resources. Segment Profit is defined as revenue less direct operating expenses, excluding depreciation, amortization, and stock-based compensation. The CODM is the primary individual in control of resource allocation, and the allocation determinations are made in consultation with each respective segment manager who is directly accountable to and maintains regular contact with the CODM to discuss operating activities, financial results, forecasts, or plans for the segment. The most significant allocation determinations made by the CODM pertain to account and sales support, capital spending and employee resource allocation. Segment profit is used to monitor budgeted versus actual results and is used in assessing performance of the segment and in establishing compensation. These determinations are made through regular reviews throughout the year, and on a weekly basis, the CODM considers actual results, as compared to budget and the prior period, when evaluating the allocation of resources.

Direct operating expenses represents our significant expense category and aligns with the segment level information that is regularly provided to the CODM. Segment profit excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, and primarily includes expenses related to corporate stewardship and administration activities, transaction related costs and non-cash impairment charges.

The following table presents the Company's reportable segment information, and includes the calculation of segment profit to operating income for the year ended December 31, 2024 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate	Total
Net revenue	$158,615	$75,343	$208,964	$8,060	$—	$450,982
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	117,916	53,930	147,136	7,800	—	326,782
Segment Profit	$40,699	$21,413	$61,828	$260	$—	$124,200
Depreciation and amortization	954	2,424	11,060	122	5,107	19,667
Corporate expenses	—	—	—	—	23,815	23,815
Stock-based compensation	639	542	697	16	15,277	17,171
Transaction and business realignment costs	—	—	511	23	4,371	4,905
Impairment of intangible assets, investments, goodwill and long-lived assets	1,784	—	31,337	2,583	2,010	37,714
Net gain on sale and retirement of assets	—	—	(765)	—	—	(765)
Operating income (loss)	$37,322	$18,447	$18,988	$(2,484)	$(50,580)	$21,693

The following table presents the Company's reportable segment information, and includes the calculation of segment profit to operating income for the year ended December 31, 2023, (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate	Total
Net revenue	$150,276	$82,220	$211,725	$10,010	$—	$454,231
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	104,381	58,973	156,056	9,787	—	329,197
Segment Profit	$45,895	$23,247	$55,669	$223	$—	$125,034
Depreciation and amortization	623	1,338	13,323	138	3,778	19,200
Corporate expenses	—	—	—	—	25,023	25,023
Stock-based compensation	344	582	850	15	6,242	8,033
Transaction and business realignment costs	—	—	667	19	483	1,169
Impairment of intangible assets, investments, goodwill and long-lived assets	—	—	74,442	1,400	14,736	90,578
Net loss on sale and retirement of assets	—	—	177	—	(7)	170
Operating income (loss)	$44,928	$21,327	$(33,790)	$(1,349)	$(50,255)	$(19,139)

Note 13. Commitments and Contingencies

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

Note 14. Subsequent Events

2025 Financing Transactions

On February 19, 2025, the Company entered into a $490 million Credit Agreement with Bank of America, N.A., as administrative agent and collateral agent and the lenders and financial institutions party thereto. The Credit Agreement provides for a five-year, $470 million senior secured Term Loan Facility and a five-year, $20 million Revolving Credit Facility, together the Senior Secured Credit Facility.

The Company used the approximately $453 million of net proceeds from the Senior Secured Credit Facility (after giving effect to original issue discount, fees, expenses and $10 million of the Revolving Credit Facility that was drawn at closing), together with cash on hand, to redeem all of the Company’s outstanding 2026 Notes on February 19, 2025, and to pay the fees and expenses related thereto.

The Term Loan Facility and revolving loans incurred under the Revolving Credit Facility matures on February 19, 2030.

Subject to certain exceptions, the Senior Secured Credit Facility will be subject to mandatory pre-payments in amounts equal to (1) 100% of the net cash proceeds from issuances or incurrence of debt by the Company or any of the subsidiary guarantors (other than with respect to certain permitted indebtedness); (2) 100% of the net cash proceeds from certain sales or other dispositions of assets by the Company or any of the subsidiary guarantors in excess of a certain amount and subject to customary reinvestment provisions and certain other exceptions; and (3)

75% (with step-downs to 50%, 25% and 0% based upon achievement of specified first lien net leverage ratios) of annual excess cash flow of the Company and its subsidiaries subject to exceptions and limitations.

The obligations of the Company under the Senior Secured Credit Facility are guaranteed by each of its direct and indirect, existing and future, domestic subsidiaries, subject to customary exceptions and limitations, pursuant to a security agreement, dated as of February 19, 2025 (the “Security Agreement”), by and between the Company, the guarantors party thereto and Bank of America, N.A., as collateral agent.

The Senior Secured Credit Facility is secured on a first priority basis by a perfected security interest in substantially all of the Company’s and each guarantor’s tangible and intangible assets (subject to certain exceptions).

The initial per annum interest rate applicable to the Term Loan Facility is based on current SOFR levels with a 0.50% per annum SOFR floor and an applicable margin of 500 basis points (or an alternative base rate and an applicable margin of 400 basis points). The per annum interest rate applicable to the Revolving Credit Facility is based on current SOFR levels and an applicable margin of 375 basis points (or an alternative base rate and an applicable margin of 275 basis points). Beginning with the quarter ended June 30, 2025, the Company is required to make fixed quarterly repayments of the initial principal amount, with the remaining balance payable upon maturity. The annual amount of the quarterly installments are as follows (in thousands):

(in thousands)
2025	$8,813
2026	11,750
2027	13,513
2028	17,625
2029	22,325
The Senior Secured Credit Facility contains a number of customary affirmative and negative covenants that, among other things, limit or restrict the ability of the Company and the guarantors to: (1) incur additional indebtedness (including guarantee obligations); (2) incur liens; (3) engage in mergers or other fundamental changes; (4) sell certain property or assets; (5) pay dividends or other distributions; (6) make acquisitions, investments, loans and advances; (7) prepay certain indebtedness; (8) change the nature of their business; (9) engage in certain transactions with affiliates; and (10) incur restrictions on contractual obligations limiting interactions between the Company and its subsidiaries or limit actions in relation to the Senior Secured Credit Facility.

The Senior Secured Credit Facility contains customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross-default to other indebtedness in an amount equal to the greater of $15 million and 15% of the Company’s four quarter consolidated EBITDA; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults in an amount equal to the greater of $15 million and 15% of the Company’s four quarter consolidated EBITDA; actual or asserted invalidity or impairment of any definitive loan documentation; and change of control.

SCHEDULE II
TOWNSQUARE MEDIA, INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for credit losses
2024	$4,041	$4,731	$(4,848)	$3,924
2023	$5,946	$4,265	$(6,170)	$4,041

S-1