Form 10-Q
period 2025-03-31
Townsquare Media, Inc.
filed 2025-05-08
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 1, 2025, the registrant had 16,351,506 outstanding shares of common stock consisting of: (i) 15,036,210 shares of Class A common stock, par value $0.01 per share and (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 500,000 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$5,528	$32,990
Accounts receivable, net of allowance for credit losses of $3,916 and $3,924, respectively	51,597	60,635
Prepaid expenses and other current assets	13,744	11,822
Total current assets	70,869	105,447
Property and equipment, net	111,587	110,269
Intangible assets, net	161,251	162,156
Goodwill	152,903	152,903
Investments	725	725
Operating lease right-of-use assets	46,282	48,322
Other assets	576	592
Restricted cash	323	—
Total assets	$544,516	$580,414
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,357	$4,451
Current portion of long-term debt	11,750	—
Deferred revenue	9,537	9,899
Accrued compensation and benefits	6,409	12,903
Accrued expenses and other current liabilities	24,109	26,572
Operating lease liabilities, current	8,551	9,026
Accrued interest	4,897	13,405
Total current liabilities	72,610	76,256
Long-term debt, net of discount and deferred finance costs of $28,591 and $1,680, respectively	436,659	465,756
Deferred tax liability	9,287	12,500
Operating lease liability, net of current portion	43,246	44,177
Other long-term liabilities	9,540	10,167
Total liabilities	571,342	608,856
Stockholders’ deficit:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 15,999,819 and 15,386,219 shares issued and outstanding, respectively	160	154
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding, respectively	5	5
Total common stock	173	167
Treasury stock, at cost; 965,399 and 965,399 shares of Class A common stock, respectively	(11,203)	(11,203)
Additional paid-in capital	313,625	307,000
Accumulated deficit	(333,305)	(327,819)
Non-controlling interest	3,884	3,413
Total stockholders’ deficit	(26,826)	(28,442)
Total liabilities and stockholders’ deficit	$544,516	$580,414

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Net revenue	$98,675	$99,633

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	75,816	76,895
Depreciation and amortization	4,415	4,935
Corporate expenses	4,722	5,217
Stock-based compensation	4,188	2,870
Transaction and business realignment costs	2,438	1,444
Impairment of intangible and long-lived assets	—	1,618
Net (gain) loss on sale and retirement of assets	(37)	14
Total operating costs and expenses	91,542	92,993
Operating income	7,133	6,640
Other expense (income):
Interest expense, net	10,239	9,031
Loss on extinguishment of debt	1,452	—
Other income, net	(9)	(4,151)
(Loss) income from operations before tax	(4,549)	1,760
Income tax (benefit) provision	(3,038)	207
Net (loss) income	$(1,511)	$1,553

Net (loss) income attributable to:
Controlling interests	$(1,982)	$1,136
Non-controlling interests	$471	$417

Basic (loss) income per share	$(0.12)	$0.07

Diluted (loss) income per share	$(0.12)	$0.06

Weighted average shares outstanding:
Basic	15,887	16,562
Diluted	15,887	18,762

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2025	15,386,219	815,296	500,000	965,399	167	$(11,203)	$307,000	$(327,819)	$3,413	$(28,442)
Net (loss) income	—	—	—	—	—	—	—	(1,982)	471	(1,511)
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,504)	—	(3,504)
Stock-based compensation	—	—	—	—	—	—	3,261	—	—	3,261
Common stock issued under exercise of stock options	104,034	—	—	—	1	—	690	—	—	691
ESPP shares issued	35,288	—	—	—	—	—	289	—	—	289
Issuance of restricted stock(4)	652,193	—	—	—	7	—	3,815	—	—	3,822
Shares withheld to satisfy tax withholdings	(177,915)	—	—	—	(2)	—	(1,430)	—	—	(1,432)
Balance at March 31, 2025	15,999,819	815,296	500,000	965,399	$173	$(11,203)	$313,625	$(333,305)	$3,884	$(26,826)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2024	14,023,767	815,296	1,961,341	183,768	$168	$(2,177)	$310,612	$(302,193)	$3,501	$9,911
Net income	—	—	—	—	—	—	—	1,136	417	1,553
Conversion of common shares(1)	1,961,341	—	(1,961,341)	—	—	—	—	—	—	—
Settlement of options(2)	—	—	—	—	—	—	(6,902)	—	—	(6,902)
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,158)	—	(3,158)
Stock-based compensation	—	—	—	—	—	—	2,162	—	—	2,162
Treasury stock acquired at cost(3)	—	—	—	396,759	—	(4,299)	—	—	—	(4,299)
Common stock issued under exercise of stock options	263,053	—	—	—	3	—	2,202	—	—	2,205
ESPP shares issued	42,360	—	—	—	—	—	403	—	—	403
Issuance of restricted stock(4)	143,737	—	—	—	1	—	(1)	—	—	—
Shares withheld to satisfy tax withholdings	(3,108)	—	—	—	—	—	(35)	—	—	(35)
Balance at March 31, 2024	16,431,150	815,296	—	580,527	$172	$(6,476)	$308,441	$(304,215)	$3,918	$1,840
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
(2) During the three months ended March 31, 2024, the Company launched a program that offered certain holders a cash settlement of options. Refer to Note 9, Stockholders' Deficit, in the accompanying Notes to Consolidated Financial Statements for additional information related to the settlement.
(3) Represents shares repurchased under the terms of the Company's stock repurchase plan pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period, the "2021 Stock Repurchase Plan." Refer to Note 9, Stockholders' Deficit, in the accompanying Notes to Consolidated Financial Statements for additional information related to the stock repurchases.
(4) Refer to Note 9, Stockholders' Deficit, in the accompanying Notes to Consolidated Financial Statements for additional information related to shares issued.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(1,511)	$1,553
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,415	4,935
Amortization of debt discount and deferred financing costs	762	447
Non-cash lease (income) expense	(403)	1
Net deferred taxes and other	(3,213)	8
Allowance for credit losses	1,016	1,260
Stock-based compensation expense	4,188	2,870
Loss on extinguishment of debt	1,452	—
Trade and barter activity, net	188	(195)
Impairment of intangible and long-lived assets	—	1,618
Gain on sale of investment	—	(4,009)
Unrealized loss on investment	—	233
Amortization of content rights	370	1,222
Change in content rights liabilities	(391)	(1,200)
Other	1,141	1,210
Changes in assets and liabilities
Accounts receivable	7,933	5,390
Prepaid expenses and other assets	(1,860)	71
Accounts payable	2,446	(513)
Accrued expenses	(8,300)	(4,589)
Accrued interest	(8,507)	(8,638)
Other long-term liabilities	208	(3)
Net cash (used in) provided by operating activities	(66)	1,671

Cash flows from investing activities:
Purchases of property and equipment	(4,475)	(4,428)
Proceeds from sale of assets and investment related transactions	127	4,147
Other	4	—
Net cash used in investing activities	(4,344)	(281)

Cash flows from financing activities:
Repayment of 2026 Notes	(467,436)	—
Proceeds from Term Loan	446,400	—
Deferred financing costs	(4,646)	—
Borrowings under the revolving credit facility	10,000	—
Repayment of borrowings under the revolving credit facility	(3,000)	—
Dividend payments	(3,148)	(3,248)
Proceeds from stock options exercised	658	1,990
Shares withheld in lieu of employee tax withholding	(1,432)	(35)
Withholdings for shares issued under the ESPP	289	403
Repurchases of stock	—	(4,299)
Repayments of capitalized obligations	(414)	(645)
Net cash used in financing activities	(22,729)	(5,834)

Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(27,139)	(4,444)
Beginning of period	32,990	61,549
End of period	$5,851	$57,105
See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$17,959	$17,638
Income taxes	56	12

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,504	$3,158
Accrued financing costs	879	—
Property and equipment acquired in exchange for advertising (1)	351	404
Accrued capital expenditures	711	107

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$3,123	$3,026
Right-of-use assets obtained in exchange for operating lease obligations	1,046	2,140

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$5,528	$56,600
Restricted cash	323	505
	$5,851	$57,105
(1) Represents total advertising services provided by the Company in exchange for property and equipment during each of the three months ended March 31, 2025 and 2024, respectively.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare is a community-focused digital and broadcast media and digital marketing solutions company principally focused outside the top 50 markets in the U.S. Townsquare Ignite, our robust digital advertising division, specializes in helping businesses of all sizes connect with their target audience through data-driven, results based strategies, by utilizing a) our proprietary digital programmatic advertising technology stack with an in-house demand and data management platform and b) our owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data. Townsquare Interactive, our subscription digital marketing services business, partners with small and medium-sized businesses (“SMBs”) to help manage their digital presence by providing a SAAS business management platform, website design, creation and hosting, search engine optimization and other digital services. And through our portfolio of local radio stations strategically situated outside the Top 50 markets in the United States, we provide effective advertising solutions for our clients and relevant local content for our audiences.

Current economic challenges, including high and sustained inflation and interest rates, and enacted and proposed tariffs have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising and subscription digital marketing solutions cancellations, declines in the purchase of new advertising by our clients, declines in the addition of new digital marketing solutions subscribers, and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

The extent of the impact of current economic conditions will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence (including effects on advertising activity, consumer discretionary spending and our employees in the markets in which we operate).

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2024 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three months ended March 31, 2025, cash flows for the three months ended March 31, 2025, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2025. The Consolidated Balance Sheet as of December 31, 2024 is derived from the audited Consolidated Financial Statements at that date.

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

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies since December 31, 2024. For the Company's detailed accounting policies please refer to the Consolidated Financial Statements and related notes thereto included in the Company's 2024 Annual Report on Form 10-K.

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

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$36,702	$19,022	$40,797	$1,587	$98,108
Political	49	—	518	—	567
Net Revenue	$36,751	$19,022	$41,315	$1,587	$98,675

	Three Months Ended March 31, 2024
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$34,084	$18,253	$44,467	$1,769	$98,573
Political	72	—	988	—	1,060
Net Revenue	$34,156	$18,253	$45,455	$1,769	$99,633

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

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2025	December 31, 2024
Accounts Receivable	$51,597	$60,635
Short-term contract liabilities (deferred revenue)	$9,537	$9,899
Contract Acquisition Costs	$8,100	$7,291

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of March 31, 2025, and December 31, 2024, the balance in the contract liabilities was $9.5 million and $9.9 million, respectively. The decrease in the contract liabilities balance at March 31, 2025 is primarily driven by $6.3 million of recognized revenue for the three months ended March 31, 2025, offset by cash payments received or due in advance of satisfying our performance obligations. For the three months ended March 31, 2024, we recognized $5.8 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three months ended March 31, 2025.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of March 31, 2025 and December 31, 2024, we had a balance of $8.1 million and $7.3 million, respectively, in capitalized contract acquisition costs and recognized $1.1 million of amortization for the three months ended March 31, 2025, respectively. For the three months ended March 31, 2024, we recognized $1.5 million of amortization, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three months ended March 31, 2025 and 2024.

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

The change in the allowance for credit losses for the three months ended March 31, 2025 was as follows (in thousands):

Balance at December 31, 2024	$3,924
Provision for credit losses	1,016
Amounts written off against allowance, net of recoveries	(1,024)
Balance at March 31, 2025	$3,916

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Land and improvements	$18,544	$18,544
Buildings and leasehold improvements	59,792	59,526
Broadcast equipment	113,398	111,253
Computer and office equipment	26,786	26,538
Furniture and fixtures	22,424	22,403
Transportation equipment	18,662	18,638
Software development costs	54,347	52,332
Total property and equipment, gross	313,953	309,234
Less accumulated depreciation and amortization	(202,366)	(198,965)
Total property and equipment, net	$111,587	$110,269

Depreciation and amortization expense for property and equipment was $3.9 million and $4.3 million for the three months ended March 31, 2025 and 2024, respectively.

During the three months ended March 31, 2025, there were no impairment charges related to long-lived assets.

During the three months ended March 31, 2024, the Company recognized $0.3 million in impairment charges related to ROU assets associated with tower and land leases in 3 local markets.

The Company had no material right of use assets related to its finance leases as of March 31, 2025 and December 31, 2024.

Note 5. Goodwill and Other Intangible Assets

Indefinite-lived intangible assets

Indefinite-lived assets consist of FCC broadcast licenses and goodwill.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Events and circumstances did not necessitate an interim impairment test during three months ended March 31, 2025. The Company regularly assesses whether a triggering event has occurred, which would require interim impairment testing. If any events or circumstances indicate a triggering event has occurred, an interim impairment test of FCC licenses will be performed. The Company recorded an impairment charge of $1.3 million for FCC licenses in one of our 74 local markets for the three months ended March 31, 2024.

The assumptions used to estimate the fair value of our FCC licenses are dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Goodwill

For goodwill impairment testing, the Company has selected December 31st as the annual testing date. In addition to the annual impairment test, the Company regularly assesses whether a triggering event has occurred, which would require interim impairment testing. As of December 31, 2024, the fair values of our National Digital, Townsquare Ignite, Analytical Services, and Townsquare Interactive reporting units were in excess of their respective carrying values by approximately 39%, 59%, 149%, and 128%, respectively. The Local Advertising, Amped, and Live Events reporting units had no goodwill as of December 31, 2024.

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2024 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of March 31, 2025.

Definite-lived intangible assets

The Company’s definite-lived intangible assets were acquired primarily in various acquisitions as well as in connection with the acquisition of software and music licenses.

The following tables present details of our intangible assets as of March 31, 2025 and December 31, 2024, respectively (in thousands):

	March 31, 2025
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$150,383	$—	$150,383
Content rights and other intangible assets	2 - 8	22,488	(11,620)	10,868
Total		$172,871	$(11,620)	$161,251

	December 31, 2024
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$150,383	$—	$150,383
Content rights and other intangible assets	2 - 8	22,488	(10,715)	11,773
Total		$172,871	$(10,715)	$162,156

Amortization of definite-lived intangible assets was $0.9 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2025 is as follows (in thousands):

2025 (remainder)	$2,704
2026	3,195
2027	1,978
2028	1,880
2029	646
Thereafter	465
$10,868

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

Equity securities measured at cost minus impairment

During the three months ended March 31, 2025, and 2024, there were no impairment charges or observable price changes in orderly transactions for the Company's investees.

In February of 2024, one of the Company’s investees announced the completion of its acquisition in a private transaction. The Company recognized a $4.0 million gain on the transaction during the three months ended March 31, 2024, based on total cash consideration received in the amount of $4.0 million.

Equity securities measured at fair value

During the three months ended March 31, 2024, the Company recognized an unrealized loss of $0.2 million as a result of changes in the fair value of a former investee's common stock during the period.

Unrealized gains and losses are included as a component of other expense (income) on the Unaudited Consolidated Financial Statements. The market price of the investee's common stock was categorized as Level 1 within the ASC 820 framework.

Note 7. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Term Loan	$470,000	$—
2026 Notes	—	467,436
Revolver	7,000	—
Debt before unamortized discount and deferred financing costs	$477,000	$467,436
Unamortized discount and deferred financing costs	(28,591)	(1,680)
Total Debt	$448,409	$465,756
Less: current portion of long-term debt	(11,750)	—
Total long-term debt	$436,659	$465,756

On February 19, 2025, the Company entered into a $490 million Credit Agreement with Bank of America, N.A., as administrative agent and collateral agent and the lenders and financial institutions party thereto. The Credit Agreement provides for a five-year, $470 million senior secured Term Loan Facility (the "Term Loan") and a five-year, $20 million Revolving Credit Facility (the "Revolver"), together the Senior Secured Credit Facility.

The Company used the approximately $453 million of net proceeds from the Senior Secured Credit Facility (after giving effect to original issue discount, fees, expenses and $10 million of the Revolving Credit Facility that was drawn at closing), together with cash on hand, to redeem all of the Company’s outstanding 2026 Notes on February 19, 2025, and to pay fees and expenses related thereto.

The Company incurred approximately $5.5 million of fees and expenses in connection with the Senior Secured Credit Facility, which were capitalized and are being amortized over the remaining term of the Senior Secured Credit Facility, along with an original issue discount of $23.5 million, using the effective interest method. The Company recognized a $1.5 million loss on the early extinguishment of debt during the three months ended March 31, 2025, comprised of unamortized deferred financing fees previously capitalized in connection with the issuance of the 2026 Notes.

The Term Loan Facility and revolving loans incurred under the Revolving Credit Facility mature on February 19, 2030. The initial per annum interest rate applicable to the Term Loan Facility is based on current SOFR levels with a 0.50% per annum SOFR floor and an applicable margin of 500 basis points (or an alternative base rate and an applicable margin of 400 basis points). The per annum interest rate applicable to the Revolving Credit Facility is based on current SOFR levels and an applicable margin of 375 basis points (or an alternative base rate and an applicable margin of 275 basis points). As of March 31, 2025, the interest rate on the Term Loans was 9.32%, based on current SOFR levels and the applicable margin of 500 basis points. As of March 31, 2025, the Revolving Credit Facility has an interest rate of 8.07%, based on current SOFR levels and the applicable margin of 375 basis points.

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

The Company was in compliance with its covenants under the Senior Secured Credit Facility as of March 31, 2025.

As of March 31, 2025, based on available market information, the estimated fair value of the Term Loan was $438.3 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of March 31, 2025 are as follows (in thousands):

2025 (remainder)	$8,813
2026	11,750
2027	13,513
2028	$17,625
2029	$22,325
Thereafter	402,974
$477,000

Note 8. Income Taxes

The Company's effective tax rate for the three months ended March 31, 2025 and 2024 was approximately 66.8% and 11.8%, respectively.

The change in the effective tax rate for the three months ended March 31, 2025, is driven by the valuation allowance for interest expense carryforwards and an increase in non-deductible compensation costs recorded during the three months ended March 31, 2025.

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

Note 9. Stockholders' Deficit

Stock Options

During the three months ended March 31, 2025, eligible option holders tendered 104,034 options to purchase 104,034 shares of Townsquare common stock.

During the three months ended March 31, 2025, the Company did not grant options.

The following table summarizes all option activity for the three months ended March 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	6,984,335	$7.30	6.02	$12,779
Exercised	(104,034)	6.64		234
Forfeited and expired	(9,000)	7.27
Outstanding at March 31, 2025	6,871,301	$7.31	5.81	$6,428
Exercisable at March 31, 2025	4,735,352	$7.08	5.24	$5,370

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the three months ended March 31, 2025, the Company granted 100,377 shares, including 71,505 shares to non-employee directors, with vesting periods of one to three years. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2025	127,348	$10.44
Shares granted	100,377	8.93
Shares vested	(94,968)	10.09
Non-vested balance at March 31, 2025	132,757	$9.54

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2025	655,033	$7.17
Shares granted - service conditions	259,096	9.07
Shares granted - market conditions	331,087	9.07
Bonus shares granted	479,749	7.97
Shares vested	(551,816)	8.14
Non-vested balance at March 31, 2025	1,173,149	$7.55

During the three months ended March 31, 2025, the Company granted 259,096 stock units with a vesting period of three years and 479,749 stock units that vested at the grant date. The fair values of these restricted stock units were equal to the closing share price on the date of grant.

During the three months ended March 31, 2025, the Company granted 331,087 restricted stock units with a vesting period of three years and grant date fair values ranging from $6.75 - $7.47. The stock units contain market conditions whereby the stock units will vest subject to the achievement of a specified VWAP, subject to continued employment or service through the end of the performance period as observed and summarized below:

VWAP over a period of 20 consecutive trading days of the three-year performance period
VWAP	Number of Shares that Vest
$9.98	110,351
$10.43	110,351
$10.88	110,385

The grant date fair value of the restricted stock units with market conditions is estimated using the Monte Carlo option pricing model. The below table summarizes the assumptions used to estimate the fair value of the restricted stock units granted:

Monte Carlo Model
Expected volatility	42.0%
Risk free interest rate	4.46%
Expected dividend yield	8.7%

The expected volatility was based on market conditions of the Company. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the vesting period of the restricted stock units.

Employee Stock Purchase Plan

During the three months ended March 31, 2025, a total of 35,288 shares of Class A common stock were issued under the 2021 Employee Stock Purchase Plan (the "ESPP").

For the three months ended March 31, 2025 and 2024, the Company recognized approximately $4.2 million and $2.9 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP.

As of March 31, 2025, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $3.2 million and $6.6 million, respectively, and is expected to be recognized over a weighted average period of 1.7 years and 1.8 years, respectively.

Dividends Declared

On October 28, 2024, the board of directors approved a dividend of $0.1975 per share. The dividend of $3.1 million was paid to holders of record as of January 21, 2025, on February 1, 2025.

On March 13, 2025, the board of directors approved a quarterly dividend of $0.20 per share. The dividend of $3.2 million was paid to holders of record as of April 17, 2025, on May 1, 2025.

On April 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend will be payable on August 1, 2025 to shareholders of record as of the close of business on July 18, 2025.

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

During the three months ended March 31, 2025 there were no shares of Class A common stock repurchased. As of March 31, 2025, a total of 2,491,022 shares were repurchased under the 2021 Stock Repurchase Plan.

Stock Bonus Program

In April of 2024, the Company launched a stock bonus program that offered certain employees the option to receive their 2024 annual incentive compensation in the form of the Company's Class A common stock. The incentive compensation to be paid to each employee was fixed at the time of election to participate in the program and the number of shares to be issued was determined based on the closing price of the Company's Class A common stock on the settlement date in late 2024 or during the first quarter of 2025. During the three months ended March 31, 2025, a total of $0.9 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program. A total of 566,359 shares were granted under the Stock Bonus Program for the performance year ended December 31, 2024.

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

The following table sets forth the computations of basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024

Numerator:
Net (loss) income	$(1,511)	$1,553
Net income from non-controlling interest	471	417
Net (loss) income attributable to controlling interest	$(1,982)	$1,136

Denominator:
Weighted average shares of common stock outstanding	15,887	16,562
Effect of dilutive common stock equivalents	—	2,200
Weighted average diluted common shares outstanding	15,887	18,762

Basic (loss) income per share	$(0.12)	$0.07

Diluted (loss) income per share	$(0.12)	$0.06

The Company had the following dilutive securities that were not included in the computation of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Stock options	5,749	109
Stock options with unsatisfied market conditions	1,175	1,187
Restricted stock units	456	—
Restricted stock units with unsatisfied market conditions	644	437
Restricted stock awards	141	7
Shares issued under stock bonus program	239	—
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	33	—

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

Note 12. Segment Reporting

Operating segments are organized internally by type of products and services provided. Based on the information reviewed by the Company's CEO in his capacity as Chief Operating Decision Maker ("CODM"), the Company has identified three segments: Digital Advertising, Subscription Digital Marketing Solutions, and Broadcast Advertising. The remainder of our business is reported in the Other category.

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

Segment profit is the primary measure the CODM utilizes in assessing segment performance and determining the allocation of resources. Segment Profit is defined as revenue less direct operating expenses, excluding depreciation, amortization, and stock-based compensation. The CODM is the primary individual in control of resource allocation, and the allocation determinations are made in consultation with each respective segment manager who is directly accountable to and maintains regular contact with the CODM to discuss operating activities, financial results, forecasts, or plans for the segment. The most significant allocation determinations made by the CODM pertain to sales accounts and support, capital spending and employee resource allocation. Segment profit is used to monitor budgeted versus actual results and is used in assessing performance of the segment and in establishing compensation. These determinations are made through regular reviews throughout the year, and on a weekly basis, the CODM considers actual results, as compared to budget and the prior period, when evaluating the allocation of resources.

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

The following tables present the Company's reportable segment results for the three months ended March 31, 2025 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$36,751	$19,022	$41,315	$1,587	$—	$98,675
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	28,851	12,846	32,943	1,176	—	75,816
Segment Profit	$7,900	$6,176	$8,372	$411	$—	$22,859
Depreciation and amortization	218	472	2,564	24	1,137	4,415
Corporate expenses	—	—	—	—	4,722	4,722
Stock-based compensation	126	39	165	3	3,855	4,188
Transaction and business realignment costs	—	—	224	6	2,208	2,438
Net gain on sale and retirement of assets	—	—	(37)	—	—	(37)
Operating income (loss)	$7,556	$5,665	$5,456	$378	$(11,922)	$7,133

The following table presents the Company's reportable segment results for the three months ended March 31, 2024 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$34,156	$18,253	$45,455	$1,769	$—	$99,633
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	27,100	13,197	35,270	1,328	—	76,895
Segment Profit	$7,056	$5,056	$10,185	$441	$—	$22,738
Depreciation and amortization	181	614	2,864	33	1,243	4,935
Corporate expenses	—	—	—	—	5,217	5,217
Stock-based compensation	148	154	189	4	2,375	2,870
Transaction and business realignment costs	—	—	18	6	1,420	1,444
Impairment of intangible and long-lived assets	—	—	1,618	—	—	1,618
Net loss on sale and retirement of assets	—	—	14	—	—	14
Operating income (loss)	$6,727	$4,288	$5,482	$398	$(10,255)	$6,640

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

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States, or in the specific markets in which we currently do business including supply chain disruptions, inflation, labor shortages, tariffs, and the effect on advertising activity, industry conditions, including existing competition and future competitive technologies, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our ability to develop and maintain digital technologies and hire and retain technical and sales talent, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2024 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. The forward-looking statements included in this report are made only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Format of Presentation

Townsquare is a community-focused digital and broadcast media and marketing solutions company principally focused outside the top 50 markets in the U.S. Townsquare Ignite, our robust digital advertising division, specializes in helping businesses of all sizes connect with their target audience through data-driven, results based strategies, by utilizing a) our proprietary digital programmatic advertising technology stack with an in-house demand and data management platform and b) our owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data. Townsquare Interactive, our subscription digital marketing services business, partners with small and medium-sized businesses (“SMBs”) to help manage their digital presence by providing a SAAS business management platform, website design, creation and hosting, search engine optimization and other digital services. And through our portfolio of local radio stations strategically situated outside the Top 50 markets in the United States, we provide effective advertising solutions for our clients and relevant local content for our audiences.

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

Subscription Digital Marketing Solutions

Our Subscription Digital Marketing Solutions segment encompasses Townsquare Interactive, our subscription digital marketing solutions business. Townsquare Interactive offers digital marketing solutions, on a subscription basis, to SMBs in markets outside the top 50 across the United States, including but importantly not limited to the markets in which we operate radio stations. We offer a variety of digital marketing solutions, which enables SMBs to choose the optimal features for their specific business.

Broadcast Advertising

Our Broadcast Advertising segment includes our portfolio of 342 local terrestrial radio stations. Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations primarily to local and regional spot advertisers and, to a lesser extent, national spot and national network advertisers. We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Given the stability of radio’s audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our local markets outside the top 50 markets in the U.S.

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

Macroeconomic Indicators

Current economic challenges, including high and sustained inflation and interest rates, and proposed and enacted tariffs have caused and could continue to cause economic uncertainty and volatility. These factors could result in advertising and subscription digital marketing solutions cancellations, declines in the purchase of new advertising by our clients, declines in the addition of new digital marketing solutions subscribers, and increases to our operating expenses. We monitor economic conditions closely, and in response to observed or anticipated reductions in revenue, we may institute precautionary measures to address the potential impact to our consolidated financial position, consolidated results of operations, and liquidity, including wage reduction efforts and controlling non-essential capital expenditures.

The extent of the impact of current economic conditions will depend on future actions and outcomes, all of which remain fluid and cannot be predicted with confidence (including effects on advertising activity, consumer discretionary spending and our employees in the markets in which we operate).

OVERVIEW OF OUR PERFORMANCE

Changes in Our Business

Recent Developments

On February 19, 2025, the Company entered into a $490 million Credit Agreement with Bank of America, N.A., as administrative agent and collateral agent and the lenders and financial institutions party thereto. The Credit Agreement provides for a five-year, $470 million senior secured Term Loan Facility (the "Term Loan") and a five-year, $20 million Revolving Credit Facility (the "Revolver"), together the Senior Secured Credit Facility.

The Company used the approximately $453 million of net proceeds from the Senior Secured Credit Facility (after giving effect to original issue discount, fees, expenses and $10 million of the Revolving Credit Facility that was drawn at closing), together with cash on hand, to redeem all of the Company’s outstanding 2026 Notes on February 19, 2025, and to pay fees and expenses related thereto.

The Company incurred approximately $5.5 million of fees and expenses in connection with the Senior Secured Credit Facility, which were capitalized and are being amortized over the remaining term of the Senior Secured Credit Facility, along with an original issue discount of $23.5 million, using the effective interest method.

Refer to Note 7, Long-Term Debt, in the Notes to Unaudited Consolidated Financial Statements for additional information related to the Credit Agreement.

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended March 31, 2025 as compared to the same period in 2024 are summarized below:

•Net revenue decreased $1.0 million, or 1.0%, primarily driven by a $4.1 million decrease in our Broadcast Advertising net revenue partially offset by a $2.6 million increase in our Digital Advertising net revenue and a $0.8 million increase in our Subscription Digital Marketing Solutions net revenue.

•Excluding political revenue of $0.6 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively, net revenue decreased $0.5 million, or 0.5%, to $98.1 million. Broadcast Advertising net revenue decreased $3.7 million, or 8.3%, to $40.8 million, and Digital Advertising net revenue increased $2.6 million, or 7.7%, to $36.7 million.

•Operating income increased $0.5 million, or 7.4%, for the three months ended March 31, 2025. The increase was primarily due to a $1.6 million decrease in non-cash impairment charges and a $1.1 million decrease in direct operating expenses, partially offset by the $1.0 million decrease in net revenue and a $1.3 million increase in stock-based compensation.

•Digital Advertising segment reported operating income of $7.6 million for the three months ended March 31, 2025, which represents an increase of $0.8 million as compared to operating income of $6.7 million for the same period in 2024. The increase is primarily due to a $2.6 million increase in net revenue partially offset by an increase of $1.8 million in direct operating expenses. Subscription Digital Marketing Solutions reported operating income of $5.7 million, an increase of $1.4 million from the three months ended March 31, 2024 due to a $0.8 million increase in net revenue and a $0.4 million decrease in direct operating expenses. Broadcast Advertising reported operating income of $5.5 million for the three months ended March 31, 2025, essentially flat to operating income for the three months ended March 31, 2024.

Consolidated Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended March 31,
Statement of Operations Data:	2025	2024	$ Change	% Change
Net revenue	$98,675	$99,633	$(958)	(1.0)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	75,816	76,895	(1,079)	(1.4)%
Depreciation and amortization	4,415	4,935	(520)	(10.5)%
Corporate expenses	4,722	5,217	(495)	(9.5)%
Stock-based compensation	4,188	2,870	1,318	45.9%
Transaction and business realignment costs	2,438	1,444	994	68.8%
Impairment of intangible and long-lived assets	—	1,618	(1,618)	(100.0)%
Net (gain) loss on sale and retirement of assets	(37)	14	(51)	**
Total operating costs and expenses	91,542	92,993	(1,451)	(1.6)%
Operating income	7,133	6,640	493	7.4%
Other expense (income):
Interest expense, net	10,239	9,031	1,208	13.4%
Loss on extinguishment of debt	1,452	—	1,452	**
Other income, net	(9)	(4,151)	4,142	(99.8)%
(Loss) income from operations before tax	(4,549)	1,760	(6,309)	**
Income tax (benefit) provision	(3,038)	207	(3,245)	**
Net (loss) income	$(1,511)	$1,553	$(3,064)	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended March 31, 2025 and 2024 (in thousands):

	Net Revenue				Direct Operating Expenses				Segment Profit
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Digital Advertising	$36,751	$34,156	$2,595	7.6%	$28,851	$27,100	$1,751	6.5%	$7,900	$7,056	$844	12.0%
Subscription Digital Marketing Solutions	19,022	18,253	769	4.2%	12,846	13,197	(351)	(2.7)%	6,176	5,056	1,120	22.2%
Broadcast Advertising	41,315	45,455	(4,140)	(9.1)%	32,943	35,270	(2,327)	(6.6)%	8,372	10,185	(1,813)	(17.8)%
Other	1,587	1,769	(182)	(10.3)%	1,176	1,328	(152)	(11.4)%	411	441	(30)	(6.8)%
Total	$98,675	$99,633	$(958)	(1.0)%	$75,816	$76,895	$(1,079)	(1.4)%	$22,859	$22,738	$121	0.5%

Net Revenue

Net revenue for the three months ended March 31, 2025 decreased $1.0 million, or 1.0%, as compared to the same period in 2024. Our Broadcast Advertising net revenue decreased $4.1 million, or 9.1%, due to decreases in the purchases of advertising by our clients. This decrease was partially offset by an increase in our Digital Advertising net revenue of $2.6 million, or 7.6%, and an increase in our Subscription Digital Marketing Solutions net revenue of $0.8 million, or 4.2%, as compared to the same period in 2024, due to purchases of new advertising.

Direct Operating Expenses

Direct operating expenses for the three months ended March 31, 2025 decreased by $1.1 million, or 1.4%, as compared to the same period in 2024. Our Broadcast Advertising direct operating expenses decreased by $2.3 million, or 6.6%, primarily driven by lower compensation and music license fees. Our Subscription Digital Marketing Solutions direct operating expenses decreased by $0.4 million, or 2.7%, due to lower compensation, partially offset by higher software costs, each as compared to the same period a year ago. These decreases were partially offset by a $1.8 million, or 6.5%, increase in our Digital Advertising direct operating expenses due to higher compensation and inventory costs, partially offset by lower bad debt as compared to the same period in 2024.

Segment Profit

Segment profit for the three months ended March 31, 2025 increased by $0.1 million, or 0.5%, when compared with the same period in 2024, essentially flat. Subscription Digital Marketing Solutions segment profit increased $1.1 million, or 22.2% as compared to the same period in 2024, primarily due to the increase in revenue and decrease in compensation discussed above, which was partially offset by the increase in software costs. Our Digital Advertising segment profit increased $0.8 million, or 12.0%, due to the increase in revenue, partially offset by higher compensation and inventory costs. Broadcast Advertising segment profit for the three months ended March 31, 2025 decreased $1.8 million, or 17.8%, as compared to 2024, primarily due to the decrease in net revenue.

Stock-based Compensation

Stock-based compensation expense for three months ended March 31, 2025 increased $1.3 million, or 45.9%, as compared to the same period in 2024, primarily due to $0.9 million of expense recognized for the stock bonus program and grants issued during the first quarter of 2025. For further discussion, see Note 9, Stockholders' Deficit, in the Notes to Unaudited Consolidated Financial Statements.

Impairment of Intangible Assets, Investments, Goodwill and Long-Lived Assets

The Company incurred no impairment charges related to its FCC licenses during the three months ended March 31, 2025, as compared to impairment charges of $1.3 million in one of our 74 local markets in the same period a year ago.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended March 31,
	2025	2024

2026 Notes	$4,282	$8,674
Term Loans	4,849	—
Revolver	86	—
Capital leases and other	260	333
Deferred financing costs	329	448
Debt discount amortization	433	0
Interest income	—	(424)
Interest expense, net	$10,239	$9,031

Loss on Extinguishment of Debt

During the three months ended March 31, 2025, the Company recognized a $1.5 million loss on the early extinguishment of debt. The $1.5 million loss on the early extinguishment of debt is comprised of the write-off of $1.5 million of unamortized deferred financing fees previously capitalized in connection with the 2026 Notes. For further discussion, see Note 7, Long-Term Debt, in the Notes to Unaudited Consolidated Financial Statements.

Other expense (income), net

In February of 2024, one of the Company’s investees announced the completion of its acquisition. The Company recognized a $4.0 million gain on this transaction during the three months ended March 31, 2024.

(Benefit) provision for income taxes

We recognized a benefit for income taxes of $3.0 million for the three months ended March 31, 2025, as compared to an income tax provision of $0.2 million for the same period in 2024. Our effective tax rate for the three months ended March 31, 2025 and 2024 was approximately 66.8% and 11.8%, respectively. The effective tax rate and income tax provision is driven by the valuation allowance for interest expense carryforwards and an increase in non-deductible compensation costs recorded during the three months ended March 31, 2025.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents	$5,528	$56,600
Restricted cash	323	505

Cash (used in) provided by operating activities	(66)	1,671
Cash used in investing activities	(4,344)	(281)
Cash used in financing activities	(22,729)	(5,834)
Net decrease in cash and cash equivalents and restricted cash	$(27,139)	$(4,444)

Operating Activities

Net cash used in operating activities was approximately $0.1 million for the three months ended March 31, 2025, as compared to net cash provided by operating activities of $1.7 million for the same period in 2024. This decrease was primarily due to net changes in working capital balances, particularly accrued expenses and accounts receivable.

Investing Activities

Net cash used in investing activities was $4.3 million for the three months ended March 31, 2025 as compared to net cash used in investing activities of $0.3 million for the same period in 2024. The increase in net cash used in investing activities was primarily due to cash proceeds of $4.0 million related to the acquisition of one of the Company's investments in 2024 that did not reoccur in 2025.

Financing Activities

Net cash used in financing activities was $22.7 million for the three months ended March 31, 2025, as compared to $5.8 million for the same period in 2024. The increase in net cash used in financing activities was primarily due to the repayment of $467.4 million of principal amount of the 2026 Notes, offset by proceeds from the Term Loan of $441.8 million, net of fees and expenses, and net borrowings on the Revolver of $7.0 million. This activity was partially offset by $4.3 million for repurchases of common stock during the three months ended March 31, 2024, compared to $1.4 million of shares repurchased to cover employee tax withholdings on restricted stock that vested during the three months ended March 31, 2025.

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

As of March 31, 2025, we had $448.4 million of outstanding indebtedness, net of unamortized discount and deferred financing costs of $28.6 million.

Based on the terms of our Senior Secured Credit Facility, as of March 31, 2025, we expect our debt service requirements to be approximately $55.8 million over the next twelve months. See Note 7, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our Senior Secured Credit Facility.

As of March 31, 2025 we had $5.5 million of cash and cash equivalents, and $51.6 million of receivables from customers, which historically have had an average collection cycle of approximately 50 days.

On October 28, 2024, the board of directors approved a dividend of $0.1975 per share. The dividend of $3.1 million was paid to holders of record as of January 21, 2025, on February 1, 2025.

On March 13, 2025, the board of directors approved a quarterly dividend of $0.20 per share. The dividend of $3.2 million was paid to holders of record as of April 17, 2025, on May 1, 2025.

On April 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend will be payable on August 1, 2025 to shareholders of record as of the close of business on July 18, 2025.

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

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report on Form 10-K reflects our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Recent Accounting Standards

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2, Summary of Significant Accounting Policies of the Notes to Unaudited Consolidated Financial Statements included under Item 1.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of March 31, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three months ended March 31, 2025. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report on Form 10-K for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
January 1, 2025 through January 31, 2025	3,136	$9.14	$—
February 1, 2025 through February 28, 2025	—	$—	$—
March 1, 2025 through March 31, 2025	—	$—	$—
Total	3,136	$9.14	$—
(1) A total of 3,136 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2025.

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
Date: May 8, 2025
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer