Form 10-Q
period 2025-06-30
Townsquare Media, Inc.
filed 2025-08-06
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 1, 2025, the registrant had 16,445,452 outstanding shares of common stock consisting of: (i) 15,130,156 shares of Class A common stock, par value $0.01 per share and (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 500,000 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$3,183	$32,990
Accounts receivable, net of allowance for credit losses of $3,756 and $3,924, respectively	59,752	60,635
Prepaid expenses and other current assets	13,965	11,822
Total current assets	76,900	105,447
Property and equipment, net	110,273	110,269
Intangible assets, net	158,846	162,156
Goodwill	152,903	152,903
Investments	725	725
Operating lease right-of-use assets	45,191	48,322
Other assets	568	592
Restricted cash	323	—
Total assets	$545,729	$580,414
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,931	$4,451
Current portion of long-term debt	11,750	—
Deferred revenue	8,611	9,899
Accrued compensation and benefits	8,758	12,903
Accrued expenses and other current liabilities	26,398	26,572
Operating lease liabilities, current	8,153	9,026
Accrued interest	4,983	13,405
Total current liabilities	78,584	76,256
Long-term debt, net of discount and deferred finance costs of $27,342 and $1,680, respectively	427,971	465,756
Deferred tax liability	15,401	12,500
Operating lease liability, net of current portion	42,207	44,177
Other long-term liabilities	8,658	10,167
Total liabilities	572,821	608,856
Stockholders’ deficit:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 16,003,264 and 15,386,219 shares issued and outstanding, respectively	160	154
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding, respectively	5	5
Total common stock	173	167
Treasury stock, at cost; 965,399 and 965,399 shares of Class A common stock, respectively	(11,203)	(11,203)
Additional paid-in capital	316,168	307,000
Accumulated deficit	(335,257)	(327,819)
Non-controlling interest	3,027	3,413
Total stockholders’ deficit	(27,092)	(28,442)
Total liabilities and stockholders’ deficit	$545,729	$580,414

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$115,448	$118,225	$214,123	$217,858

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	82,829	85,512	158,645	162,407
Depreciation and amortization	4,558	5,014	8,973	9,949
Corporate expenses	6,198	6,482	10,920	11,699
Stock-based compensation	3,790	8,325	7,978	11,195
Transaction and business realignment costs	1,389	1,594	3,827	3,038
Impairment of intangible assets, investments, goodwill and long-lived assets	1,500	32,638	1,500	34,256
Net (gain) loss on sale and retirement of assets	(5,866)	30	(5,903)	44
Total operating costs and expenses	94,398	139,595	185,940	232,588
Operating income (loss)	21,050	(21,370)	28,183	(14,730)
Other expense (income):
Interest expense, net	12,652	9,212	22,891	18,243
(Gain) loss on repurchases and extinguishment of debt	—	(3)	1,452	(3)
Other expense (income), net	100	(546)	91	(4,697)
Income (loss) from operations before tax	8,298	(30,033)	3,749	(28,273)
Income tax provision	6,289	18,825	3,251	19,032
Net income (loss)	$2,009	$(48,858)	$498	$(47,305)

Net income (loss) attributable to:
Controlling interests	$1,567	$(49,244)	$(415)	$(48,108)
Non-controlling interests	$442	$386	$913	$803

Basic income (loss) per share	$0.10	$(3.26)	$(0.03)	$(3.04)

Diluted income (loss) per share	$0.09	$(3.26)	$(0.03)	$(3.04)

Weighted average shares outstanding:
Basic	16,225	15,097	16,057	15,829
Diluted	16,509	15,097	16,057	15,829

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2025	15,386,219	815,296	500,000	965,399	$167	$(11,203)	$307,000	$(327,819)	$3,413	$(28,442)
Net (loss) income	—	—	—	—	—	—	—	(1,982)	471	(1,511)
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,504)	—	(3,504)
Stock-based compensation	—	—	—	—	—	—	3,261	—	—	3,261
Common stock issued under exercise of stock options	104,034	—	—	—	1	—	690	—	—	691
ESPP shares issued	35,288	—	—	—	—	—	289	—	—	289
Issuance of restricted stock(1)	652,193	—	—	—	7	—	3,815	—	—	3,822
Shares withheld to satisfy tax withholdings	(177,915)	—	—	—	(2)	—	(1,430)	—	—	(1,432)
Balance at March 31, 2025	15,999,819	815,296	500,000	965,399	$173	$(11,203)	$313,625	$(333,305)	$3,884	$(26,826)
Net income	—	—	—	—	—	—	—	1,567	442	2,009
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,519)	—	(3,519)
Stock-based compensation	—	—	—	—	—	—	2,586	—	—	2,586
Issuance of restricted stock(1)	9,236	—	—	—	0	—	0	—	—	0
Shares withheld to satisfy tax withholdings	(5,791)	—	—	—	—	—	(43)	—	—	(43)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,299)	(1,299)
Balance at June 30, 2025	16,003,264	815,296	500,000	965,399	$173	$(11,203)	$316,168	$(335,257)	$3,027	$(27,092)
(1) Refer to Note 9, Stockholders' Deficit, in the accompanying Notes to Unaudited Consolidated Financial Statements for additional information related to shares issued.

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2024	14,023,767	815,296	1,961,341	183,768	$168	$(2,177)	$310,612	$(302,193)	$3,501	$9,911
Net income	—	—	—	—	—	—	—	1,136	417	1,553
Conversion of common shares(1)	1,961,341	—	(1,961,341)	—	—	—	—	—	—	—
Settlement of options(2)	—	—	—	—	—	—	(6,902)	—	—	(6,902)
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,158)	—	(3,158)
Stock-based compensation	—	—	—	—	—	—	2,162	—	—	2,162
Treasury stock acquired at cost(3)	—	—	—	396,759	—	(4,299)	—	—	—	(4,299)
Common stock issued under exercise of stock options	263,053	—	—	—	3	—	2,202	—	—	2,205
ESPP shares issued	42,360	—	—	—	—	—	403	—	—	403
Issuance of restricted stock	143,737	—	—	—	1	—	(1)	—	—	—
Shares withheld to satisfy tax withholdings	(3,108)	—	—	—	—	—	(35)	—	—	(35)
Balance at March 31, 2024	16,431,150	815,296	—	580,527	$172	$(6,476)	$308,441	$(304,215)	$3,918	$1,840
Net (loss) income	—	—	—	—	—	—	—	(49,244)	386	(48,858)
Repurchase of stock (4)	(1,500,000)	—	—	—	(15)	—	(14,625)	—	—	(14,640)
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,174)	—	(3,174)
Stock-based compensation	—	—	—	—	—	—	2,717	—	—	2,717
Common stock issued under exercise of stock options	294,962	—	—	—	3	—	2,629	—	—	2,632
Treasury stock acquired at cost (3)	—	—	—	259,934	—	(3,353)	—	—	—	(3,353)
Issuance of restricted stock	72,690	—	—	—	1	—	(1)	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,300)	(1,300)
Balance at June 30, 2024	15,298,802	815,296	—	840,461	$161	$(9,829)	$299,161	$(356,633)	$3,004	$(64,136)
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
(2) During the three months ended March 31, 2024, the Company launched a program that offered certain holders a cash settlement of options. Refer to Note 9, Stockholders' Deficit, in the accompanying Notes to Unaudited Consolidated Financial Statements for additional information related to the settlement.
(3) Represents shares repurchased under the terms of the Company's stock repurchase plan pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock, the "Stock Repurchase Plan." Refer to Note 9, Stockholders' Deficit, in the accompanying Notes to Unaudited Consolidated Financial Statements for additional information related to the stock repurchases.
(4) On April 1, 2024, the Company repurchased 1.5 million shares of the Company’s Class A common stock from MSG National Properties, LLC (“MSG”) for total consideration in the aggregate amount of $14.6 million, or $9.76 per share. The shares were retired upon repurchase.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$498	$(47,305)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,973	9,949
Amortization of debt discount and deferred financing costs	2,011	990
Non-cash lease income	(849)	(248)
Net deferred taxes and other	2,901	18,635
Allowance for credit losses	1,869	2,686
Stock-based compensation expense	7,978	11,195
Loss (gain) on extinguishment and repurchase of debt	1,452	(3)
Trade and barter activity, net	(267)	(575)
Impairment of intangible assets, investments, goodwill and long-lived assets	1,500	34,256
Net (gain) loss on sale and retirement of assets	(5,903)	44
Gain on sale of investment	—	(4,009)
Unrealized gain on investment	—	(202)
Amortization of content rights	739	2,445
Change in content rights liabilities	(833)	(2,464)
Other	1,391	2,150
Changes in assets and liabilities
Accounts receivable	(860)	(2,857)
Prepaid expenses and other assets	(1,762)	(527)
Accounts payable	5,399	(365)
Accrued expenses	(5,892)	(12,778)
Accrued interest	(8,422)	(377)
Other long-term liabilities	206	44
Net cash provided by operating activities	10,129	10,684

Cash flows from investing activities:
Purchases of property and equipment	(8,265)	(8,679)
Net proceeds from sale of assets and investment related transactions	6,349	4,408
Proceeds from insurance recoveries	10	278
Net cash used in investing activities	(1,906)	(3,993)

Cash flows from financing activities:
Repayment and repurchases of 2026 Notes	(467,436)	(13,589)
Proceeds from Term Loan	446,400	—
Repayment of Term Loan	(2,938)	—
Deferred financing costs	(4,676)	—
Borrowings under the revolving credit facility	10,000	—
Repayment of borrowings under the revolving credit facility	(10,000)	—
Dividend payments	(6,558)	(6,256)
Proceeds from stock options exercised	691	4,773
Shares withheld in lieu of employee tax withholding	(1,475)	(35)
Withholdings for shares issued under the ESPP	289	403
Repurchases of stock	—	(22,133)
Cash distribution to non-controlling interests	(1,299)	(1,300)
Repayments of capitalized obligations	(705)	(1,085)
Net cash used in financing activities	(37,707)	(39,222)

Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(29,484)	(32,531)
Beginning of period	32,990	61,549
End of period	$3,506	$29,018

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$29,340	$18,244
Income taxes	785	684

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,519	$3,174
Accrued financing costs	849	—
Property and equipment acquired in exchange for advertising (1)	522	587
Accrued capital expenditures	212	124

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$6,110	$6,094
Right-of-use assets obtained in exchange for operating lease obligations	1,899	3,524

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,183	$28,511
Restricted cash	323	507
	$3,506	$29,018
(1) Represents total advertising services provided by the Company in exchange for property and equipment during each of the six months ended June 30, 2025 and 2024, respectively.

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2024 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three and six months ended June 30, 2025, cash flows for the six months ended June 30, 2025, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2025. The Consolidated Balance Sheet as of December 31, 2024 is derived from the audited Consolidated Financial Statements at that date.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires the disclosure in the notes to financial statements, information about certain costs and expenses including, purchases of inventory, employee compensation, depreciation and intangible asset amortization. The guidance also requires a qualitative description of amounts remaining in certain expense captions that are not separately disaggregated on a quantitative basis, as well as the disclosure of the total amount of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating this new standard, but does not expect it to have a significant impact on the Consolidated Financial Statements as its impact relates to additional disclosures.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025					Three Months Ended June 30, 2024
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$42,429	$18,767	$48,237	$5,459	$114,892	$41,377	$18,515	$52,321	$4,553	$116,766
Political	109	—	447	—	556	147	—	1,312	—	1,459
Net Revenue	$42,538	$18,767	$48,684	$5,459	$115,448	$41,524	$18,515	$53,633	$4,553	$118,225

	Six Months Ended June 30, 2025					Six Months Ended June 30, 2024
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$79,131	$37,789	$89,034	$7,046	$213,000	$75,461	$36,768	$96,788	$6,322	$215,339
Political	158	—	965	—	1,123	219	—	2,300	—	2,519
Net Revenue	$79,289	$37,789	$89,999	$7,046	$214,123	$75,680	$36,768	$99,088	$6,322	$217,858

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

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2025	December 31, 2024
Accounts Receivable	$59,752	$60,635
Short-term contract liabilities (deferred revenue)	$8,611	$9,899
Contract Acquisition Costs	$8,483	$7,291

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of June 30, 2025, and December 31, 2024, the balance in the contract liabilities was $8.6 million and $9.9 million, respectively. The decrease in the contract liabilities balance at June 30, 2025 is primarily driven by $1.3 million and $7.6 million of recognized revenue for the three and six months ended June 30, 2025, offset by cash payments received or due in advance of satisfying our performance obligations. For the three and six months ended June 30, 2024, we recognized $1.3 million and $7.1 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and six months ended June 30, 2025.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of June 30, 2025 and December 31, 2024, we had a balance of $8.5 million and $7.3 million, respectively, in capitalized contract acquisition costs and recognized $1.2 million and $2.3 million of amortization for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2024, we recognized $0.7 million and $2.2 million of amortization, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and six months ended June 30, 2025 and 2024.

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

The change in the allowance for credit losses for the six months ended June 30, 2025 was as follows (in thousands):

Balance at December 31, 2024	$3,924
Provision for credit losses	1,869
Amounts written off against allowance, net of recoveries	(2,037)
Balance at June 30, 2025	$3,756

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Land and improvements	$18,147	$18,544
Buildings and leasehold improvements	60,125	59,526
Broadcast equipment	114,407	111,253
Computer and office equipment	27,023	26,538
Furniture and fixtures	22,454	22,403
Transportation equipment	18,371	18,638
Software development costs	56,136	52,332
Total property and equipment, gross	316,663	309,234
Less accumulated depreciation and amortization	(206,390)	(198,965)
Total property and equipment, net	$110,273	$110,269

Depreciation and amortization expense for property and equipment was $4.0 million and $4.4 million for the three months ended June 30, 2025 and 2024, respectively and $7.9 million and $8.7 million for the six months ended June 30, 2025 and 2024, respectively.

During the six months ended June 30, 2025, there were no impairment charges related to long-lived assets.

During the three and six months ended June 30, 2025, the Company recognized net gains on the sales of assets of $5.9 million, including a $5.6 million gain on the sale of land in the Boise, ID, market.

During the six months ended June 30, 2024, the Company recognized $0.3 million in impairment charges related to ROU assets associated with tower and land leases in 3 local markets.

The Company had no material right of use assets related to its finance leases as of June 30, 2025 and December 31, 2024.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in third-party forecasted traditional broadcast revenues in the markets in which we operate, the Company quantitatively evaluated the fair value of its FCC licenses at June 30, 2025.

The key assumptions used in applying the direct valuation method are summarized as follows:

	June 30, 2025
Discount Rate	14.3%
Long-term Revenue Growth Rate	(2.5)%
	Low	High
Mature Market Share*	20.6%	72.7%
Operating Profit Margin	27.4%	47.9%

Based on the results of the interim impairment assessments of our FCC licenses, as of June 30, 2025 we incurred impairment charges of $1.5 million for FCC licenses in 4 of our 74 local markets for the three and six months ended June 30, 2025. The impairment charges were primarily driven by decreases in third-party forecasts of broadcast revenues. The Company recorded an impairment charge of $28.4 million and $29.7 million for FCC licenses in 26 of our 74 local markets for the three and six months ended June 30, 2024.

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

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $20.5 million which would have resulted in an incremental impairment charge of $3.2 million as of June 30, 2025. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $10.4 million which would have resulted in an impairment charge of $3.9 million as of June 30, 2025. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $20.2 million which would result in an incremental impairment charge of $6.0 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

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

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2024 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis, the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of June 30, 2025.

Definite-lived intangible assets

The Company’s definite-lived intangible assets were acquired primarily in various acquisitions as well as in connection with the acquisition of software and music licenses.

The following tables present details of our intangible assets as of June 30, 2025 and December 31, 2024, respectively (in thousands):

	June 30, 2025
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$148,883	$—	$148,883
Content rights and other intangible assets	1 - 8	22,488	(12,525)	9,963
Total		$171,371	$(12,525)	$158,846

	December 31, 2024
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$150,383	$—	$150,383
Content rights and other intangible assets	2 - 8	22,488	(10,715)	11,773
Total		$172,871	$(10,715)	$162,156

Amortization of definite-lived intangible assets was $0.9 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively and $1.8 million and $3.7 million for the six months ended June 30, 2025 and 2024, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2025 is as follows (in thousands):

2025 (remainder)	$1,799
2026	3,195
2027	1,978
2028	1,880
2029	646
Thereafter	465
$9,963

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

Equity securities measured at cost minus impairment

During the three and six months ended June 30, 2025, there were no impairment charges or observable price changes in orderly transactions for the Company's investees. During the three and six months ended June 30, 2024, the Company recorded $1.6 million of impairment charges for existing investments as the Company became aware of objective evidence to indicate that the fair value of the investments were below their carrying amounts.

In February of 2024, one of the Company’s investees announced the completion of its acquisition in a private transaction. The Company recognized a $4.0 million gain on the transaction during the three and six months ended June 30, 2024, based on total cash consideration received in the amount of $4.0 million.

Equity securities measured at fair value

During the three and six months ended June 30, 2024, the Company recorded an unrealized gain of $0.4 million and $0.2 million as a result of changes in the fair value of a former investee's common stock during the period, respectively.

Unrealized gains and losses are included as a component of other expense (income) on the Unaudited Consolidated Financial Statements. The market price of the investee's common stock was categorized as Level 1 within the ASC 820 framework.

Note 7. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Term Loan	$467,063	$—
2026 Notes	—	467,436
Revolver	—	—
Debt before unamortized discount and deferred financing costs	$467,063	$467,436
Unamortized discount and deferred financing costs	(27,342)	(1,680)
Total Debt	$439,721	$465,756
Less: current portion of long-term debt	(11,750)	—
Total long-term debt	$427,971	$465,756

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

The Company incurred approximately $5.5 million of fees and expenses in connection with the Senior Secured Credit Facility, which were capitalized and are being amortized over the remaining term of the Senior Secured Credit Facility, along with an original issue discount of $23.5 million, using the effective interest method. The Company recognized a $1.5 million loss on the early extinguishment of debt during the six months ended June 30, 2025, comprised of unamortized deferred financing fees previously capitalized in connection with the issuance of the 2026 Notes.

The Term Loan Facility and revolving loans incurred under the Revolving Credit Facility mature on February 19, 2030. The initial per annum interest rate applicable to the Term Loan Facility is based on current SOFR levels with a 0.50% per annum SOFR floor and an applicable margin of 500 basis points (or an alternative base rate and an applicable margin of 400 basis points). The per annum interest rate applicable to the Revolving Credit Facility is based on current SOFR levels and an applicable margin of 375 basis points (or an alternative base rate and an applicable margin of 275 basis points). As of June 30, 2025, the interest rate on the Term Loan was 9.32%, based on current SOFR levels and the applicable margin of 500 basis points. As of June 30, 2025, borrowings under the Revolving Credit Facility had an interest rate of approximately 8.00%, based on then current SOFR levels and the applicable margin of 375 basis points.

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

The Senior Secured Credit Facility contains customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross-default to other indebtedness in an amount equal to the greater of $15 million or 15% of the Company’s four quarter consolidated EBITDA; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults in an amount equal to the greater of $15 million or 15% of the Company’s four quarter consolidated EBITDA; actual or asserted invalidity or impairment of any definitive loan documentation; and change of control.

During the three months ended June 30, 2025, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $20.0 million of available borrowing capacity as of June 30, 2025.

The Company was in compliance with its covenants under the Senior Secured Credit Facility as of June 30, 2025.

As of June 30, 2025, based on available market information, the estimated fair value of the Term Loan was $415.7 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of June 30, 2025 are as follows (in thousands):

2025 (remainder)	$5,875
2026	11,750
2027	13,513
2028	17,625
2029	22,325
Thereafter	395,975
$467,063

Note 8. Income Taxes

The Company's effective tax rate for the three months ended June 30, 2025 and 2024 was approximately 75.8% and 62.7%, respectively. The Company's effective tax rate for the six months ended June 30, 2025 and 2024 was approximately 86.7% and 67.3%, respectively.

The change in the effective tax rate for the three and six months ended June 30, 2025, is driven by the valuation allowance for interest expense carryforwards and non-deductible compensation costs recorded during the six months ended June 30, 2025.

On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 ("OBBBA"). The Act includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years.

The Company is evaluating the potential impacts of the OBBBA on its consolidated financial statements, and expects an increase in its interest expense deduction which will decrease the deferred tax asset and corresponding valuation allowance related to the interest expense carryforward.

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

Note 9. Stockholders' Deficit

Stock Options

During the six months ended June 30, 2025, eligible option holders tendered 104,034 options to purchase 104,034 shares of Townsquare common stock.

During the six months ended June 30, 2025, the Company granted 72,521 and 149,573 options with grant date fair values of $1.03 and $1.16 and vesting periods of four-years and three-years, respectively, each with ten-year terms. The Company also granted 148,528 options with grant date fair values of $1.09 to $1.27, respectively. These options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

VWAP over 20 consecutive trading days of the three-year performance period
VWAP	Number of Options that Vest
$8.24	49,504
$9.62	49,504
$10.99	49,520
148,528

No portion of the grants will vest unless the VWAP targets are achieved during the respective performance period.

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

	Monte Carlo Model	Black-Scholes Model
Expected volatility	49.5%	49.4% - 49.5%
Expected term	6.0 years	6.0 - 6.25 years
Risk free interest rate	4.04%	3.87% - 4.04%
Expected dividend yield	11.54%	11.54% - 12.01%

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

The following table summarizes all option activity for the six months ended June 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	6,984,335	$7.30	6.02	$12,779
Granted - service conditions	222,094	6.84
Granted - market conditions	148,528	6.93
Exercised	(104,034)	6.64		234
Forfeited and expired	(72,153)	8.44
Outstanding at June 30, 2025	7,178,770	$7.28	5.82	$5,484
Exercisable at June 30, 2025	4,691,949	$7.07	5.04	$4,436

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the six months ended June 30, 2025, the Company granted 102,556 shares, including 71,505 shares to non-employee directors, with vesting periods of one to three years. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2025	127,348	$10.44
Shares granted	102,556	8.93
Shares vested	(103,859)	10.02
Non-vested balance at June 30, 2025	126,045	$9.56

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2025:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2025	655,033	$7.17
Shares granted - service conditions	266,153	9.01
Shares granted - market conditions	331,087	9.07
Bonus shares granted	479,749	7.97
Shares vested	(558,873)	8.12
Shares forfeited	(781)	8.32
Non-vested balance at June 30, 2025	1,172,368	$7.55

During the six months ended June 30, 2025, the Company granted 266,153 stock units with vesting periods ranging from vested at grant date to three years, and 479,749 stock units that vested at the grant date. The fair values of these restricted stock units were equal to the closing share price on the date of grant.

During the six months ended June 30, 2025, the Company granted 331,087 restricted stock units with a vesting period of three years and grant date fair values ranging from $6.75 - $7.47. The stock units contain market conditions whereby the stock units will vest subject to the achievement of a specified VWAP, subject to continued employment or service through the end of the performance period as observed and summarized below:

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

Employee Stock Purchase Plan

During the six months ended June 30, 2025, a total of 35,288 shares of Class A common stock were issued under the 2021 Employee Stock Purchase Plan (the "ESPP").

For the three months ended June 30, 2025 and 2024, the Company recognized approximately $2.6 million and $2.7 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP. For the six months ended June 30, 2025 and 2024, the Company recognized approximately $5.8 million and $4.9 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP.

As of June 30, 2025, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $2.9 million and $4.9 million, respectively, and is expected to be recognized over a weighted average period of 1.6 years and 1.8 years, respectively.

Dividends Declared

On April 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.3 million was paid to holders of record as of July 18, 2025, on August 1, 2025.

On August 4, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend will be payable on November 3, 2025 to shareholders of record as of the close of business on October 27, 2025.

Stock Repurchase Plan

On December 10, 2024, the Board of Directors authorized and approved a stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period (the "Stock Repurchase Plan"). Repurchases of common stock under the repurchase plan may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The Stock Repurchase Plan has substantially the same terms as, and was intended to replace, the 2021 Stock Repurchase Plan, which expired on December 16, 2024.

During the six months ended June 30, 2025 there were no shares of Class A common stock repurchased. As of June 30, 2025, a total of 2,491,022 shares were repurchased under the 2021 Stock Repurchase Plan.

Stock Bonus Program

In 2024, the Company implemented a stock bonus program that offered certain employees the option to receive their annual incentive compensation in the form of the Company's Class A common stock. The incentive compensation to be paid to each employee is fixed at the time of election to participate in the program and the number of shares to be issued is determined based on the closing price of the Company's Class A common stock on the settlement date, typically in the fourth quarter of the performance year or during the first quarter following each respective performance year. During the three and six months ended June 30, 2025, a total of $1.2 million and $2.2 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program, respectively. During the three and six months ended June 30, 2024, a total of $1.8 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program, respectively. A total of 566,359 shares were granted under the Stock Bonus Program for the performance year ended December 31, 2024.

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

The following table sets forth the computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Numerator:
Net income (loss)	$2,009	$(48,858)	$498	$(47,305)
Net income from non-controlling interest	442	386	913	803
Net income (loss) attributable to controlling interest	$1,567	$(49,244)	$(415)	$(48,108)

Denominator:
Weighted average shares of common stock outstanding	16,225	15,097	16,057	15,829
Effect of dilutive common stock equivalents	284	—	—	—
Weighted average diluted common shares outstanding	16,509	15,097	16,057	15,829

Basic income (loss) per share	$0.10	$(3.26)	$(0.03)	$(3.04)

Diluted income (loss) per share	$0.09	$(3.26)	$(0.03)	$(3.04)

The Company had the following dilutive securities that were not included in the computation of diluted net income (loss) per share as they were considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	3,258	6,541	5,801	8,232
Stock options with unsatisfied market conditions	1,296	1,176	1,236	1,149
Restricted stock units	404	364	467	371
Restricted stock units with unsatisfied market conditions	695	387	669	412
Restricted stock awards	32	117	134	118
Shares issued under stock bonus program	—	413	409	206
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	56	36	56	36

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

The following tables present the Company's reportable segment results for the three months ended June 30, 2025 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$42,538	$18,767	$48,684	$5,459	$—	$115,448
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	31,641	12,524	34,007	4,657	—	82,829
Segment Profit	$10,897	$6,243	$14,677	$802	$—	$32,619
Depreciation and amortization	214	436	2,561	23	1,324	4,558
Corporate expenses	—	—	—	—	6,198	6,198
Stock-based compensation	121	44	149	4	3,472	3,790
Transaction and business realignment costs	—	—	114	6	1,269	1,389
Impairment of intangible assets	—	—	1,500	—	—	1,500
Net gain on sale and retirement of assets	—	—	(5,866)	—	—	(5,866)
Operating income (loss)	$10,562	$5,763	$16,219	$769	$(12,263)	$21,050

The following table presents the Company's reportable segment results for the three months ended June 30, 2024 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$41,524	$18,515	$53,633	$4,553	$—	$118,225
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	30,515	13,098	37,612	4,287	—	85,512
Segment Profit	$11,009	$5,417	$16,021	$266	$—	$32,713
Depreciation and amortization	266	608	2,807	32	1,301	5,014
Corporate expenses	—	—	—	—	6,482	6,482
Stock-based compensation	208	180	169	4	7,764	8,325
Transaction and business realignment costs	—	—	70	6	1,518	1,594
Impairment of intangible assets, investments, goodwill and long-lived assets	1,784	—	28,385	909	1,560	32,638
Net loss on sale and retirement of assets	—	—	30	—	—	30
Operating income (loss)	$8,751	$4,629	$(15,440)	$(685)	$(18,625)	$(21,370)

The following tables present the Company's reportable segment results for the six months ended June 30, 2025 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$79,289	$37,789	$89,999	$7,046	$—	$214,123
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	60,492	25,370	66,950	5,833	—	158,645
Segment Profit	$18,797	$12,419	$23,049	$1,213	$—	$55,478
Depreciation and amortization	432	908	5,125	47	2,461	8,973
Corporate expenses	—	—	—	—	10,920	10,920
Stock-based compensation	247	83	314	7	7,327	7,978
Transaction and business realignment costs	—	—	338	12	3,477	3,827
Impairment of intangible assets	—	—	1,500	—	—	1,500
Net gain on sale and retirement of assets	—	—	(5,903)	—	—	(5,903)
Operating income (loss)	$18,118	$11,428	$21,675	$1,147	$(24,185)	$28,183

The following tables present the Company's reportable segment results for the six months ended June 30, 2024 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$75,680	$36,768	$99,088	$6,322	$—	$217,858
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	57,615	26,295	72,882	5,615	—	162,407
Segment Profit	$18,065	$10,473	$26,206	$707	$—	$55,451
Depreciation and amortization	447	1,222	5,671	65	2,544	9,949
Corporate expenses	—	—	—	—	11,699	11,699
Stock-based compensation	356	334	358	8	10,139	11,195
Transaction and business realignment costs	—	—	88	12	2,938	3,038
Impairment of intangible assets, investments, goodwill and long-lived assets	1,784	—	30,003	909	1,560	34,256
Net loss on sale and retirement of assets	—	—	44	—	—	44
Operating income (loss)	$15,478	$8,917	$(9,958)	$(287)	$(28,880)	$(14,730)

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

Broadcast Advertising

Our Broadcast Advertising segment includes our portfolio of 341 local terrestrial radio stations. Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations primarily to local and regional spot advertisers and, to a lesser extent, national spot and national network advertisers. We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Given the stability of radio’s audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our local markets outside the top 50 markets in the U.S.

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

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended June 30, 2025 as compared to the same period in 2024 are summarized below:

•Net revenue decreased $2.8 million, or 2.3%, primarily driven by a $4.9 million decrease in our Broadcast Advertising net revenue partially offset by a $1.0 million increase in our Digital Advertising net revenue, a $0.9 million increase in our Other net revenue, and a $0.3 million increase in Subscription Digital Marketing Solutions net revenue.

•Excluding political revenue of $0.6 million and $1.5 million for the three months ended June 30, 2025 and 2024, respectively, net revenue decreased $1.9 million, or 1.6%, to $114.9 million, Broadcast Advertising net revenue decreased $4.1 million, or 7.8%, to $48.2 million, and Digital Advertising net revenue increased $1.1 million, or 2.5%, to $42.4 million.

•Operating income increased $42.4 million for the three months ended June 30, 2025. The increase was primarily due to a $31.1 million decrease in non-cash impairment charges, a $5.9 million increase in net gains on the sales of assets and a $4.5 million decrease in stock-based compensation.

•Digital Advertising segment reported operating income of $10.6 million for the three months ended June 30, 2025, which represents an increase of $1.8 million, as compared to operating income of $8.8 million for the same period in 2024. The increase is primarily due to a $1.8 million non-cash goodwill impairment charge recorded during the three months ended June 30, 2024 that did not recur in 2025. Subscription Digital Marketing Solutions reported operating income of $5.8 million, an increase of $1.1 million from the three months ended June 30, 2024 due primarily to a $0.3 million increase in net revenue and a $0.6 million decrease in direct operating expenses. Broadcast Advertising reported operating income of $16.2 million for the three months ended June 30, 2025, which represents an increase of $31.7 million, as compared to operating loss of $15.4 million for the same period in 2024. The increase is primarily due to a $26.9 million decrease in non-cash impairment charges and a $5.9 million increase in net gain on sales of assets.

Certain key financial developments in our business for the six months ended June 30, 2025, as compared to the same period in 2024 are summarized below:

•Net revenue for the six months ended June 30, 2025 as compared to the same period in 2024, decreased $3.7 million, or 1.7%, primarily driven by a $9.1 million decrease in our Broadcast Advertising net revenue partially offset by a $3.6 million increase in our Digital Advertising net revenue, a $1.0 million increase in our Subscription Digital Marketing Solutions net revenue and a $0.7 million increase in Other net revenue.

•Excluding revenue related to political advertising of $1.1 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively, net revenue decreased $2.3 million, or 1.1% to $213.0 million. Broadcast Advertising net revenue decreased $7.8 million, or 8.0%, to $89.0 million, and Digital Advertising net revenue increased $3.7 million, or 4.9%, to $79.1 million.

•Operating income increased $42.9 million for the six months ended June 30, 2025, primarily due to a $32.8 million decrease in non-cash impairment charges, a $5.9 million increase in net gains on the sales of assets, a $3.8 million decrease in direct operating expenses and a $3.2 million decrease in stock-based compensation. These increases were partially offset by a $3.7 million decrease in net revenue.

Consolidated Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended June 30,
Statement of Operations Data:	2025	2024	$ Change	% Change
Net revenue	$115,448	$118,225	$(2,777)	(2.3)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	82,829	85,512	(2,683)	(3.1)%
Depreciation and amortization	4,558	5,014	(456)	(9.1)%
Corporate expenses	6,198	6,482	(284)	(4.4)%
Stock-based compensation	3,790	8,325	(4,535)	(54.5)%
Transaction and business realignment costs	1,389	1,594	(205)	(12.9)%
Impairment of intangible assets, investments, goodwill and long-lived assets	1,500	32,638	(31,138)	(95.4)%
Net (gain) loss on sale and retirement of assets	(5,866)	30	(5,896)	**
Total operating costs and expenses	94,398	139,595	(45,197)	(32.4)%
Operating income (loss)	21,050	(21,370)	42,420	**
Other expense (income):
Interest expense, net	12,652	9,212	3,440	37.3%
Gain on repurchase of debt	—	(3)	3	(100.0)%
Other expense (income), net	100	(546)	646	**
Income (loss) from operations before tax	8,298	(30,033)	38,331	**
Income tax provision	6,289	18,825	(12,536)	**
Net income (loss)	$2,009	$(48,858)	$50,867	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Net Revenue				Direct Operating Expenses				Segment Profit
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Digital Advertising	$42,538	$41,524	$1,014	2.4%	$31,641	$30,515	$1,126	3.7%	$10,897	$11,009	$(112)	(1.0)%
Subscription Digital Marketing Solutions	18,767	18,515	252	1.4%	12,524	13,098	(574)	(4.4)%	6,243	5,417	826	15.2%
Broadcast Advertising	48,684	53,633	(4,949)	(9.2)%	34,007	37,612	(3,605)	(9.6)%	14,677	16,021	(1,344)	(8.4)%
Other	5,459	4,553	906	19.9%	4,657	4,287	370	8.6%	802	266	536	201.5%
Total	$115,448	$118,225	$(2,777)	(2.3)%	$82,829	$85,512	$(2,683)	(3.1)%	$32,619	$32,713	$(94)	(0.3)%

Net Revenue

Net revenue for the three months ended June 30, 2025 decreased $2.8 million, or 2.3%, as compared to the same period in 2024. Broadcast Advertising net revenue decreased $4.9 million, or 9.2%, due to decreases in the purchases of advertising by our clients. This decrease was partially offset by an increase in Digital Advertising net revenue of $1.0 million, or 2.4%, and a $0.3 million or 1.4% increase in Subscription Digital Marketing Solutions net revenue, each as compared to the same period in 2024, due to purchases of new advertising. Our Other net revenue increased $0.9 million, or 19.9%, due to the performance of certain events as compared to 2024.

Direct Operating Expenses

Direct operating expenses for the three months ended June 30, 2025 decreased by $2.7 million, or 3.1%, as compared to the same period in 2024. Broadcast Advertising direct operating expenses decreased by $3.6 million, or 9.6%, and Subscription Digital Marketing Solutions direct operating expenses decreased by $0.6 million, or 4.4%, each due to lower compensation as compared to the same period a year ago. These decreases were partially offset by a $1.1 million, or 3.7%, increase in Digital Advertising direct operating expenses due to higher inventory and compensation costs, partially offset by lower bad debt as compared to the same period in 2024.

Segment Profit

Segment profit for the three months ended June 30, 2025 decreased by $0.1 million, or 0.3%, when compared with the same period in 2024, essentially flat. Broadcast Advertising segment profit decreased $1.3 million, or 8.4%, as compared to the same period in 2024, primarily due to the decrease in net revenue, partially offset by an increase in Subscription Digital Marketing Solutions segment profit of $0.8 million, or 15.2% as compared to the same period in 2024, primarily due to the increase in revenue and decrease in compensation discussed above. Other segment profit increased $0.5 million, or 201.5%.

Stock-based Compensation

Stock-based compensation expense for three months ended June 30, 2025 decreased $4.5 million, or 54.5%, as compared to the same period in 2024, primarily due to $3.8 million of expense recognized for the cash settlement of options in 2024 that did not reoccur in 2025, and a $0.6 million decrease in expense related to the stock bonus program. For further discussion, see Note 9, Stockholders' Deficit, in the Notes to Unaudited Consolidated Financial Statements.

Impairment of Intangible Assets, Investments, Goodwill and Long-lived Assets

The Company incurred $1.5 million in impairment charges related to FCC licenses 4 of our 74 local markets during the three months ended June 30, 2025, as compared to impairment charges of $28.4 million in 26 of our 74 local markets in the same period a year ago. The impairment charges during the three months ended June 30, 2025 were primarily driven by decreases in third-party forecasts of broadcast revenues. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $20.5 million which would have resulted in an incremental impairment charge of $3.2 million as of June 30, 2025. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $10.4 million which would have resulted in an impairment charge of $3.9 million as of June 30, 2025. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $20.2 million which would result in an incremental impairment charge of $6.0 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

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

Net (Gain) Loss on Sale and Retirement of Assets

During the three months ended June 30, 2025, the Company recognized net gains on the sales of assets of $5.9 million, which includes a $5.6 million gain on the sale of land in the Boise, ID market.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended June 30,
	2025	2024

2026 Notes	$—	$8,567
Term Loan	10,984	—
Revolver	190	—
Capital leases and other	229	305
Deferred financing costs	237	543
Debt discount amortization	1,012	0
Interest income	—	(203)
Interest expense, net	$12,652	$9,212

Provision for income taxes

We recognized provision for income taxes of $6.3 million for the three months ended June 30, 2025, as compared to $18.8 million for the same period in 2024. Our effective tax rate for the three months ended June 30, 2025 and 2024 was approximately 75.8% and 62.7%, respectively. The increase in the effective tax rate is driven by the valuation allowance for interest expense carryforwards during the three months ended June 30, 2025. The decrease in the income tax provision is primarily driven by the valuation allowance for interest expense carryforwards resulting from higher non-cash impairment charges and non-deductible compensation costs recorded during the three months ended June 30, 2024, as compared to the three months ended June 30, 2025.

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

Consolidated Results of Operations

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Six Months Ended June 30,
Statement of Operations Data:	2025	2024	$ Change	% Change
Net revenue	$214,123	$217,858	$(3,735)	(1.7)%

Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	158,645	162,407	(3,762)	(2.3)%
Depreciation and amortization	8,973	9,949	(976)	(9.8)%
Corporate expenses	10,920	11,699	(779)	(6.7)%
Stock-based compensation	7,978	11,195	(3,217)	(28.7)%
Transaction and business realignment costs	3,827	3,038	789	26.0%
Impairment of intangible assets, investments, goodwill and long-lived assets	1,500	34,256	(32,756)	(95.6)%
Net (gain) loss on sale and retirement of assets	(5,903)	44	(5,947)	**
Total operating costs and expenses	185,940	232,588	(46,648)	(20.1)%
Operating income (loss)	28,183	(14,730)	42,913	**
Other expense (income):
Interest expense, net	22,891	18,243	4,648	25.5%
Loss (gain) on extinguishment and repurchases of debt	1,452	(3)	1,455	**
Other loss (income), net	91	(4,697)	4,788	**
Income (loss) from operations before income taxes	3,749	(28,273)	32,022	**
Income tax provision	3,251	19,032	(15,781)	82.9%
Net income (loss)	$498	$(47,305)	$47,803	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue and direct operating expenses for the six months ended June 30, 2025 and 2024 (in thousands):

	Net Revenue				Direct Operating Expenses				Segment Profit
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Digital Advertising	$79,289	$75,680	$3,609	4.8%	$60,492	$57,615	$2,877	5.0%	$18,797	$18,065	$732	4.1%
Subscription Digital Marketing Solutions	37,789	36,768	1,021	2.8%	25,370	26,295	(925)	(3.5)%	12,419	10,473	1,946	18.6%
Broadcast Advertising	89,999	99,088	(9,089)	(9.2)%	66,950	72,882	(5,932)	(8.1)%	23,049	26,206	(3,157)	(12.0)%
Other	7,046	6,322	724	11.5%	5,833	5,615	218	3.9%	1,213	707	506	71.6%
Total	$214,123	$217,858	$(3,735)	(1.7)%	$158,645	$162,407	$(3,762)	(2.3)%	$55,478	$55,451	$27	0.0%

Net Revenue

Net revenue for the six months ended June 30, 2025, decreased $3.7 million, or 1.7%, as compared to the same period in 2024. Broadcast Advertising net revenue decreased $9.1 million, or 9.2%, due to decreases in the purchases of advertising by our clients. This decrease was partially offset by an increase in Digital Advertising net revenue of $3.6 million, or 4.8%, and an increase in Subscription Digital Marketing Solutions net revenue of $1.0 million, or 2.8%, each as compared to the same period in 2024. Other net revenue increased $0.7 million, or 11.5%, due to the performance of certain events as compared to 2024.

Direct Operating Expenses

Direct operating expenses for the six months ended June 30, 2025, decreased by $3.8 million, or 2.3%, as compared to the same period in 2024. Broadcast Advertising direct operating expenses decreased by $5.9 million, or 8.1%, primarily driven by lower compensation costs and music license fees. Subscription Digital Marketing Solutions direct operating expense decreased by $0.9 million or 3.5% due to lower compensation, partially offset by higher software costs. These decreases were partially offset by an increase in Digital Advertising direct operating expenses of $2.9 million, or 5.0%, due to higher inventory and compensation costs, partially offset by lower bad debt. Additionally, Other direct operating expenses increased $0.2 million, or 3.9%.

Segment Profit

Segment profit for the six months ended June 30, 2025, was essentially flat as compared with the same period in 2024. Subscription Digital Marketing Solutions segment profit increased $1.9 million, or 18.6%, Digital Advertising segment profit increased $0.7 million, or 4.1%, and Other segment profit increased $0.5 million, or 71.6%, each as compared to the same period in 2024, primarily due to the increases in net revenue discussed above. These increases were offset by a $3.2 million, or 12.0%, decrease in Broadcast Advertising segment profit, as compared to the same period in 2024, primarily due to the decrease in net revenue discussed above.

Stock-based Compensation

Stock-based compensation expense for the six months ended June 30, 2025, decreased $3.2 million, or 28.7%, as compared to the same period in 2024 due to $4.6 million of expense recognized for the cash settlement of options in 2024 that did not reoccur in 2025 and a $0.4 million decrease in expense related to the stock bonus program, partially offset by a $1.0 million increase in expense recognized for grants during the first half of 2025. For further discussion, see Note 9, Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements.

Impairment of Intangible Assets, Investments, Goodwill and Long-Lived Assets

The Company incurred $1.5 million in impairment charges related to FCC licenses 4 of our 74 local markets during the six months ended June 30, 2025, as compared to impairment charges of $29.7 million related to FCC licenses in 26 of our 74 local markets during the six months ended June 30, 2024. The impairment charges during the six months ended June 30, 2025 were primarily driven by decreases in third-party forecasts of broadcast revenue. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the six months ended June 30, 2024, in connection with an interim goodwill impairment assessment, the Company concluded that the carrying amounts of the National Digital and Live Events reporting units exceeded their fair values, resulting in the recognition of total non-cash goodwill impairment charges of $2.7 million. During the six months ended June 30, 2024, the Company recorded an impairment charge of $1.6 million related to certain of its equity securities, which are measured at cost minus impairment.

Net (Gain) Loss on Sale and Retirement of Assets

During the six months ended June 30, 2025, the Company recognized net gains on the sales of assets of $5.9 million, which includes a $5.6 million gain on the sale of land in the Boise, ID market.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024

2026 Notes	$4,282	$17,241
Term Loan	15,833	—
Revolver	277	—
Capital leases and other	488	639
Deferred financing costs	566	990
Debt discount amortization	1,445	—
Interest income	—	(627)
Interest expense, net	$22,891	$18,243

Loss on Extinguishment of Debt

During the six months ended June 30, 2025, the Company recognized a $1.5 million loss on the early extinguishment of debt. The $1.5 million loss on the early extinguishment of debt is comprised of the write-off of $1.5 million of unamortized deferred financing fees previously capitalized in connection with the 2026 Notes. For further discussion, see Note 7, Long-Term Debt, in the Notes to Unaudited Consolidated Financial Statements.

Other expense (income), net

Realized Gain on Investment

In February of 2024, one of the Company’s investees announced the completion of its acquisition by a third-party. The Company recognized a $4.0 million gain on this transaction during the six months ended June 30, 2024.

Insurance Recoveries

During the six months ended June 30, 2024, the Company recorded total insurance recoveries of $0.3 million related to construction and flood damages in two of its local markets.

Unrealized Gain on Investment

Other expense (income), net included unrealized gains related to measuring the fair value of one of the Company's former investees. During the six months ended June 30, 2024 the Company recorded an unrealized net gain of $0.2 million.

Provision for income taxes

We recognized a provision for income taxes of $3.3 million for the six months ended June 30, 2025, as compared to $19.0 million for the same period in 2024. Our effective tax rate for the period was approximately 86.7% for the six months ended June 30, 2025 as compared to 67.3% for the six months ended June 30, 2024. The increase in the effective tax rate for the six months ended June 30, 2025 is driven by the valuation allowance for interest expense carryforwards. The decrease in the income tax provision is primarily driven by the valuation allowance for interest expense carryforwards resulting from higher non-cash impairment charges and non-deductible compensation costs recorded during the six months ended June 30, 2024, as compared to the six months ended June 30, 2025.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents	$3,183	$28,511
Restricted cash	323	507

Cash provided by operating activities	10,129	10,684
Cash used in investing activities	(1,906)	(3,993)
Cash used in financing activities	(37,707)	(39,222)
Net decrease in cash and cash equivalents and restricted cash	$(29,484)	$(32,531)

Operating Activities

Net cash provided by operating activities was approximately $10.1 million for the six months ended June 30, 2025, as compared to $10.7 million for the same period in 2024. The decrease was primarily related to higher cash interest payments in 2025, due in part to the timing of the refinancing in February 2025 and the quarterly interest payment requirements for the Term Loan, partially offset by changes in working capital balances, particularly accrued expenses, accounts payable, and accounts receivable.

Investing Activities

Net cash used in investing activities was $1.9 million for the six months ended June 30, 2025 as compared $4.0 million for the same period in 2024. The decrease in net cash used in investing activities was primarily due to net cash proceeds of $5.8 million related to the sale of land in Boise, ID, as compared to cash proceeds of $4.0 million received in 2024 related to the acquisition of one of the Company's investments by a third party.

Financing Activities

Net cash used in financing activities was $37.7 million for the six months ended June 30, 2025, as compared to $39.2 million for the same period in 2024. The primary differences in net cash used in financing activities in 2025 as compared to 2024 include: $1.5 million of shares repurchased to cover employee tax withholdings on restricted stock that vested during the six months ended June 30, 2025, as compared to $22.1 million for repurchases of common stock during the six months ended June 30, 2024; the repayment of $467.4 million of principal amount of the 2026 Notes, offset by proceeds from the Term Loan of $441.7 million, net of fees and expenses in 2025, as compared to voluntary repurchases of 2026 Notes in the amount of $13.6 million in 2024, and a $4.1 million decrease in proceeds from stock option exercises for the six months ended June 30, 2025 as compared to the same period a year ago.

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

As of June 30, 2025, we had $439.7 million of outstanding indebtedness, net of unamortized discount and deferred financing costs of $27.3 million.

During the three months ended June 30, 2025, the Company repaid all amounts outstanding under the Revolving Credit Facility, with $20.0 million of available borrowing capacity as of June 30, 2025.

Based on the terms of our Senior Secured Credit Facility, as of June 30, 2025, we expect our debt service requirements to be approximately $54.9 million over the next twelve months. See Note 7, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our Senior Secured Credit Facility.

As of June 30, 2025 we had $3.2 million of cash and cash equivalents, and $59.8 million of receivables from customers, which historically have had an average collection cycle of approximately 50 days.

On April 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.3 million was paid to holders of record as of July 18, 2025, on August 1, 2025.

On August 4, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend will be payable on November 3, 2025 to shareholders of record as of the close of business on October 27, 2025.

Our anticipated uses of cash in the near term include working capital needs, interest payments, debt amortization payments, dividend payments, excess cashflow payments that may be required under the terms of the Credit Agreement, other obligations, and capital expenditures. The Company believes that the cash generated by its operations should be sufficient to meet its liquidity needs for at least the next 12 months. However, our ability to fund our working capital needs, debt payments, dividend payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of June 30, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and six months ended June 30, 2025. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
April 1, 2025 through April 30, 2025	2,872	$8.35	$—
May 1, 2025 through May 31, 2025	2,919	$6.66	$—
June 1, 2025 through June 30, 2025	—	$—	$—
Total	5,791	$7.50	$—
(1) A total of 5,791 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2025.

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
Date: August 6, 2025
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer