Form 10-Q
period 2025-09-30
Townsquare Media, Inc.
filed 2025-11-10
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______
Commission file number 001-36558
Townsquare Media, Inc.
(Exact name of registrant as specified in its charter)

Delaware		27-1996555
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4 Manhattanville Road
Suite 107
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of November 5, 2025, the registrant had 16,460,616 outstanding shares of common stock consisting of: (i) 15,145,320 shares of Class A common stock, par value $0.01 per share and (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 500,000 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$3,211	$32,990
Accounts receivable, net of allowance for credit losses of $3,573 and $3,924, respectively	55,493	60,635
Prepaid expenses and other current assets	13,529	11,822
Total current assets	72,233	105,447
Property and equipment, net	110,878	110,269
Intangible assets, net	157,947	162,156
Goodwill	149,903	152,903
Investments	725	725
Operating lease right-of-use assets	46,664	48,322
Other assets	561	592
Restricted cash	323	—
Total assets	$539,234	$580,414
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,954	$4,451
Current portion of long-term debt	11,750	—
Deferred revenue	8,178	9,899
Accrued compensation and benefits	9,312	12,903
Accrued expenses and other current liabilities	30,438	26,572
Operating lease liabilities, current	8,209	9,026
Accrued interest	4,883	13,405
Total current liabilities	81,724	76,256
Long-term debt, net of discount and deferred finance costs of $25,766 and $1,680, respectively	425,848	465,756
Deferred tax liability	14,166	12,500
Operating lease liability, net of current portion	43,501	44,177
Other long-term liabilities	7,958	10,167
Total liabilities	573,197	608,856
Stockholders’ deficit:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 16,095,234 and 15,386,219 shares issued and outstanding, respectively	161	154
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding, respectively	5	5
Total common stock	174	167
Treasury stock, at cost; 965,399 and 965,399 shares of Class A common stock, respectively	(11,203)	(11,203)
Additional paid-in capital	318,318	307,000
Accumulated deficit	(344,683)	(327,819)
Non-controlling interest	3,431	3,413
Total stockholders’ deficit	(33,963)	(28,442)
Total liabilities and stockholders’ deficit	$539,234	$580,414

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$106,759	$115,311	$320,882	$333,169

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	78,758	83,794	237,403	246,201
Depreciation and amortization	4,646	4,947	13,619	14,896
Corporate expenses	5,985	6,063	16,905	17,762
Stock-based compensation	3,066	2,867	11,044	14,062
Transaction and business realignment costs	6,891	645	10,718	3,683
Impairment of intangible assets, goodwill, investments and long-lived assets	3,098	2,008	4,598	36,264
Net gain on sales and retirements of assets	(1,621)	(110)	(7,524)	(66)
Total operating costs and expenses	100,823	100,214	286,763	332,802
Operating income	5,936	15,097	34,119	367
Other expense (income):
Interest expense, net	12,606	9,175	35,497	27,418
(Gain) loss on repayments, repurchases and extinguishment of debt	(247)	(8)	1,205	(11)
Other expense (income), net	135	(277)	226	(4,974)
(Loss) income from operations before tax	(6,558)	6,207	(2,809)	(22,066)
Income tax (benefit) provision	(1,060)	(5,129)	2,191	13,903
Net (loss) income	$(5,498)	$11,336	$(5,000)	$(35,969)

Net (loss) income attributable to:
Controlling interests	$(5,902)	$10,847	$(6,317)	$(37,261)
Non-controlling interests	$404	$489	$1,317	$1,292

Basic (loss) income per share	$(0.36)	$0.71	$(0.39)	$(2.38)

Diluted (loss) income per share	$(0.36)	$0.63	$(0.39)	$(2.38)

Weighted average shares outstanding:
Basic	16,299	15,296	16,139	15,650
Diluted	16,299	17,227	16,139	15,650

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2025	15,386,219	815,296	500,000	965,399	$167	$(11,203)	$307,000	$(327,819)	$3,413	$(28,442)
Net (loss) income	—	—	—	—	—	—	—	(1,982)	471	(1,511)
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,504)	—	(3,504)
Stock-based compensation	—	—	—	—	—	—	3,261	—	—	3,261
Common stock issued under exercise of stock options	104,034	—	—	—	1	—	690	—	—	691
ESPP shares issued	35,288	—	—	—	—	—	289	—	—	289
Issuance of restricted stock(1)	652,193	—	—	—	7	—	3,815	—	—	3,822
Shares withheld to satisfy tax withholdings	(177,915)	—	—	—	(2)	—	(1,430)	—	—	(1,432)
Balance at March 31, 2025	15,999,819	815,296	500,000	965,399	$173	$(11,203)	$313,625	$(333,305)	$3,884	$(26,826)
Net income	—	—	—	—	—	—	—	1,567	442	2,009
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,519)	—	(3,519)
Stock-based compensation	—	—	—	—	—	—	2,586	—	—	2,586
Issuance of restricted stock(1)	9,236	—	—	—	0	—	0	—	—	0
Shares withheld to satisfy tax withholdings	(5,791)	—	—	—	—	—	(43)	—	—	(43)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,299)	(1,299)
Balance at June 30, 2025	16,003,264	815,296	500,000	965,399	$173	$(11,203)	$316,168	$(335,257)	$3,027	$(27,092)
Net (loss) income	—	—	—	—	—	—	—	(5,902)	404	(5,498)
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,524)	—	(3,524)
Stock-based compensation	—	—	—	—	—	—	1,703	—	—	1,703
Common stock issued under exercise of stock options	23,652	—	—	—	0	—	162	—	—	162
ESPP shares issued	43,101	—	—	—	1	—	306	—	—	307
Issuance of restricted stock(1)	27,893	—	—	—	0	—	0	—	—	—
Shares withheld to satisfy tax withholdings	(2,676)	—	—	—	0	—	(21)	—	—	(21)
Balance at September 30, 2025	16,095,234	815,296	500,000	965,399	$174	$(11,203)	$318,318	$(344,683)	$3,431	$(33,963)
(1) Refer to Note 9, Stockholders' Deficit, in the accompanying Notes to Unaudited Consolidated Financial Statements for additional information related to shares issued.

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2024	14,023,767	815,296	1,961,341	183,768	$168	$(2,177)	$310,612	$(302,193)	$3,501	$9,911
Net income	—	—	—	—	—	—	—	1,136	417	1,553
Conversion of common shares(1)	1,961,341	—	(1,961,341)	—	—	—	—	—	—	—
Settlement of options(2)	—	—	—	—	—	—	(6,902)	—	—	(6,902)
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,158)	—	(3,158)
Stock-based compensation	—	—	—	—	—	—	2,162	—	—	2,162
Treasury stock acquired at cost(3)	—	—	—	396,759	—	(4,299)	—	—	—	(4,299)
Common stock issued under exercise of stock options	263,053	—	—	—	3	—	2,202	—	—	2,205
ESPP shares issued	42,360	—	—	—	—	—	403	—	—	403
Issuance of restricted stock	143,737	—	—	—	1	—	(1)	—	—	—
Shares withheld to satisfy tax withholdings	(3,108)	—	—	—	—	—	(35)	—	—	(35)
Balance at March 31, 2024	16,431,150	815,296	—	580,527	$172	$(6,476)	$308,441	$(304,215)	$3,918	$1,840
Net (loss) income	—	—	—	—	—	—	—	(49,244)	386	(48,858)
Repurchase of stock (4)	(1,500,000)	—	—	—	(15)	—	(14,625)	—	—	(14,640)
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,174)	—	(3,174)
Stock-based compensation	—	—	—	—	—	—	2,717	—	—	2,717
Common stock issued under exercise of stock options	294,962	—	—	—	3	—	2,629	—	—	2,632
Treasury stock acquired at cost (3)	—	—	—	259,934	—	(3,353)	—	—	—	(3,353)
Issuance of restricted stock	72,690	—	—	—	1	—	(1)	—	—	—
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,300)	(1,300)
Balance at June 30, 2024	15,298,802	815,296	—	840,461	$161	$(9,829)	$299,161	$(356,633)	$3,004	$(64,136)
Net income	—	—	—	—	—	—	—	10,847	489	11,336
Conversion of common shares (1)	(500,000)	—	500,000	—	—	—	—	—	—	—
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,214)	—	(3,214)
Stock-based compensation	—	—	—	—	—	—	2,005	—	—	2,005
Common stock issued under exercise of stock options	349,778	—	—	—	4	—	2,626	—	—	2,630
Treasury stock acquired at cost (3)	—	—	—	124,938	—	(1,389)	—	—	—	(1,389)
ESPP shares issued	33,486	—	—	—	—	—	305	—	—	305
Issuance of restricted stock	14,897	—	—	—	—	—	—	—	—	—
Balance at September 30, 2024	15,196,963	815,296	500,000	965,399	$165	$(11,218)	$304,097	$(349,000)	$3,493	$(52,463)
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

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,000)	$(35,969)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	13,619	14,896
Amortization of debt discount and deferred financing costs	3,258	1,576
Non-cash lease income	(1,190)	(558)
Net deferred taxes and other	1,666	13,307
Allowance for credit losses	2,796	4,036
Stock-based compensation expense	11,044	14,062
Loss (gain) on extinguishment, repayments and repurchases of debt	1,205	(11)
Trade and barter activity, net	(1,141)	(993)
Impairment of intangible assets, goodwill, investments and long-lived assets	4,598	36,264
Net gain on sales and retirements of assets	(7,524)	(66)
Gain on sale of investment	—	(4,054)
Unrealized gain on investment	—	(202)
Amortization of content rights	1,109	3,667
Change in content rights liabilities	(1,280)	(3,747)
Other	1,690	1,903
Changes in assets and liabilities
Accounts receivable	2,775	(1,117)
Prepaid expenses and other assets	(1,762)	(1,516)
Accounts payable	4,501	(1,231)
Accrued expenses	(4,087)	(10,812)
Accrued interest	(8,522)	(8,920)
Other long-term liabilities	254	42
Net cash provided by operating activities	18,009	20,557

Cash flows from investing activities:
Purchases of property and equipment	(11,820)	(13,771)
Net proceeds from sales of assets and investment related transactions	8,412	5,829
Proceeds from insurance recoveries	17	336
Net cash used in investing activities	(3,391)	(7,606)

Cash flows from financing activities:
Repayment and repurchases of 2026 Notes	(467,436)	(24,521)
Proceeds from Term Loan	446,400	—
Voluntary repayments of Term Loan	(5,185)	—
Fixed quarterly repayments of Term Loan	(5,875)	—
Deferred financing costs	(4,692)	—
Borrowings under the revolving credit facility	18,000	—
Repayment of borrowings under the revolving credit facility	(13,000)	—
Dividend payments	(9,828)	(9,267)
Proceeds from stock options exercised	853	7,252
Shares withheld in lieu of employee tax withholding	(1,496)	(35)
Withholdings for shares issued under the ESPP	596	708
Repurchases of stock	—	(23,551)
Cash distribution to non-controlling interests	(1,299)	(1,300)
Repayments of capitalized obligations	(1,112)	(1,491)
Net cash used in financing activities	(44,074)	(52,205)

Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(29,456)	(39,254)
Beginning of period	32,990	61,549
End of period	$3,534	$22,295

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$40,722	$35,390
Income taxes	908	945

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,524	$3,214
Accrued financing costs	833	—
Property and equipment acquired in exchange for advertising (1)	1,779	772
Accrued capital expenditures	132	79

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$9,054	$9,175
Right-of-use assets obtained in exchange for operating lease obligations	5,500	4,691

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$3,211	$21,786
Restricted cash	323	509
	$3,534	$22,295
(1) Represents total advertising services provided by the Company in exchange for property and equipment during each of the nine months ended September 30, 2025 and 2024, respectively.

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2024 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three and nine months ended September 30, 2025, cash flows for the nine months ended September 30, 2025, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2025. The Consolidated Balance Sheet as of December 31, 2024 is derived from the audited Consolidated Financial Statements at that date.

The presentation of $0.2 million and $0.8 million of broadcast advertising revenue previously reported in the Other category for the three and nine months ended September 30, 2024, respectively, has been reclassified to the Broadcast Advertising segment to conform with the current period's presentation.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance moves away from phase-by-phase cost tracking to primarily focusing on how companies conclude when to count software development costs as an asset, particularly when there is uncertainty during development. Additionally, disclosure requirements outlined under ASC 360-10, Property, Plant, and Equipment — Overall, will apply to capitalized software costs. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years and may be applied using a prospective, retrospective or modified transition approach. The Company is assessing the impact of the new standard on its Consolidated Financial Statements, if any.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025					Three Months Ended September 30, 2024
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$40,214	$18,649	$46,842	$885	$106,590	$40,716	$19,080	$50,971	$844	$111,611
Political	14	—	155	—	169	145	—	3,555	—	3,700
Net Revenue	$40,228	$18,649	$46,997	$885	$106,759	$40,861	$19,080	$54,526	$844	$115,311

	Nine Months Ended September 30, 2025					Nine Months Ended September 30, 2024
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$119,345	$56,438	$136,461	$7,346	$319,590	$116,177	$55,848	$148,343	$6,582	$326,950
Political	172	—	1,120	—	1,292	364	—	5,855	—	6,219
Net Revenue	$119,517	$56,438	$137,581	$7,346	$320,882	$116,541	$55,848	$154,198	$6,582	$333,169

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

The primary sources of net revenue are the sale of digital and broadcast advertising solutions on our owned and operated websites, radio stations’ online streams, and mobile applications, radio stations, and on third-party websites through our in-house digital programmatic advertising platform. Through our digital programmatic advertising platform, we are able to hyper-target audiences for our local, regional and national advertisers by combining first and third-party audience and geographic location data, providing them the ability to reach a high percentage of their online audience. We deliver these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We also offer subscription digital marketing solutions through Townsquare Interactive to small and medium-sized local and regional businesses in markets outside the top 50 across the United States, including, but not limited to the markets in which we operate radio stations. Our digital marketing solutions include offerings such as a SAAS business management platform, traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, and social media management.

Political net revenue includes the sale of advertising for political advertisers. Contracted performance obligations under political contracts consist of the broadcast and placement of digital advertisements. Management views political revenue separately based on the episodic nature of election cycles and local issues calendars.

Net revenue for digital advertisements are recognized as the contractual performance obligations for Townsquare services are satisfied over the duration of the campaigns based on impressions delivered or time elapsed. Net revenue for broadcast advertisements are recognized when the commercial is broadcast. Live events revenue and other non-broadcast advertising revenue is recognized as events are conducted. We measure progress towards the satisfaction of our contractual performance obligations in accordance with the contractual arrangement. We recognize the associated contractual revenue as delivery takes place and the right to invoice for services performed is met.

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

The following tables provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2025	December 31, 2024
Accounts Receivable	$55,493	$60,635
Short-term contract liabilities (deferred revenue)	$8,178	$9,899
Contract Acquisition Costs	$8,703	$7,291

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of September 30, 2025, and December 31, 2024, the balance in the contract liabilities was $8.2 million and $9.9 million, respectively. The decrease in the contract liabilities balance at September 30, 2025 is primarily driven by $0.8 million and $8.4 million of recognized revenue for the three and nine months ended September 30, 2025, offset by cash payments received or due in advance of satisfying our performance obligations. For the three and nine months ended September 30, 2024, we recognized $0.7 million and $7.8 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and nine months ended September 30, 2025.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of September 30, 2025 and December 31, 2024, we had a balance of $8.7 million and $7.3 million, respectively, in capitalized contract acquisition costs and recognized $1.3 million and $3.6 million of amortization for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2024, we recognized $1.0 million and $3.2 million of amortization, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and nine months ended September 30, 2025 and 2024.

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

The change in the allowance for credit losses for the nine months ended September 30, 2025 was as follows (in thousands):

Balance at December 31, 2024	$3,924
Provision for credit losses	2,796
Amounts written off against allowance, net of recoveries	(3,147)
Balance at September 30, 2025	$3,573

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Land and improvements	$18,277	$18,544
Buildings and leasehold improvements	61,072	59,526
Broadcast equipment	115,520	111,253
Computer and office equipment	27,281	26,538
Furniture and fixtures	22,513	22,403
Transportation equipment	18,585	18,638
Software development costs	57,907	52,332
Total property and equipment, gross	321,155	309,234
Less accumulated depreciation and amortization	(210,277)	(198,965)
Total property and equipment, net	$110,878	$110,269

Depreciation and amortization expense for property and equipment was $4.1 million and $4.3 million for the three months ended September 30, 2025 and 2024, respectively and $12.0 million and $13.1 million for the nine months ended September 30, 2025 and 2024, respectively.

During the three and nine months ended September 30, 2025, the Company recognized $0.1 million in impairment charges related to long-lived assets.

During the three and nine months ended September 30, 2025, the Company recognized net gains on the sales of assets of $1.6 million and $7.5 million, respectively, including a $0.7 million and $5.6 million gain on the sales of property in the Bismarck, ND and Boise, ID, markets, respectively.

During the nine months ended September 30, 2024, the Company recognized $0.3 million in impairment charges related to ROU assets associated with tower and land leases in 3 local markets and a $0.1 million impairment charge related to the sale of a station in Trenton, NJ.

The Company had no material right of use assets related to its finance leases as of September 30, 2025 and December 31, 2024.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in third-party forecasted traditional broadcast revenues and market share in the markets in which we operate, the Company quantitatively evaluated the fair value of its FCC licenses at September 30 and June 30, 2025.

The key assumptions used in applying the direct valuation method are summarized as follows:

	September 30, 2025
Discount Rate	12.3%
Long-term Revenue Growth Rate	(2.5)%
	Low	High
Mature Market Share*	19.2%	72.7%
Operating Profit Margin	27.4%	47.9%

	June 30, 2025
Discount Rate	14.3%
Long-term Revenue Growth Rate	(2.5)%
	Low	High
Mature Market Share*	20.6%	72.7%
Operating Profit Margin	27.4%	47.9%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the interim impairment assessments of our FCC licenses, the Company incurred no impairment charges during the third quarter of 2025, and $1.5 million for FCC licenses in 4 of our 74 local markets for the nine months ended September 30, 2025. The impairment charges were primarily driven by decreases in third-party forecasts of broadcast revenues. The Company recorded an impairment charge of $29.7 million for FCC licenses in 26 of our 74 local markets for the nine months ended September 30, 2024.

The assumptions used to estimate the fair value of our FCC licenses are dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines, in excess of these assumptions, will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $26.5 million which would have resulted in an incremental impairment charge of $0.3 million as of September 30, 2025. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $13.8 million which would have resulted in an impairment charge of $0.4 million as of September 30, 2025. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $10.7 million which would result in an incremental impairment charge of $0.8 million.

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

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2024 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. During the third quarter of 2025, the Company concluded that the carrying amount of the National Digital reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $3.0 million.

An interim impairment assessment was considered necessary as a result of declines in forecasted revenues and profit and increases in the weighted average cost of capital. The Company did not identify indicators of impairment related to any other reporting unit that would have required an interim impairment assessment during the three months ended September 30, 2025. Following the non-cash goodwill impairment charge recognized during the three and nine months ended September 30, 2025, the National Digital reporting unit had $3.5 million of goodwill remaining as of September 30, 2025.

The fair value of the National Digital reporting unit was determined using an income approach whereby the fair value was calculated utilizing discounted estimated future cash flows. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing the National Digital reporting unit for impairment was 18.4%, with a perpetual growth rate of -3.1%.

The following table presents changes in goodwill by segment during the nine months ended September 30, 2025:

	Subscription Digital Marketing Solutions	Digital Advertising	Broadcast Advertising	Other	Total
Balance at December 31, 2024	$77,000	$75,903	$—	$—	$152,903
Impairment	—	(3,000)	—	—	(3,000)
Balance at September 30, 2025	$77,000	$72,903	$—	$—	$149,903

Definite-lived intangible assets

The Company’s definite-lived intangible assets were acquired primarily in various acquisitions as well as in connection with the acquisition of software and music licenses.

The following tables present details of our intangible assets as of September 30, 2025 and December 31, 2024, respectively (in thousands):

	September 30, 2025
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$148,883	$—	$148,883
Content rights and other intangible assets	1 - 7	22,430	(13,366)	9,064
Total		$171,313	$(13,366)	$157,947

	December 31, 2024
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$150,383	$—	$150,383
Content rights and other intangible assets	2 - 8	22,488	(10,715)	11,773
Total		$172,871	$(10,715)	$162,156

Amortization of definite-lived intangible assets was $0.9 million and $1.8 million for the three months ended September 30, 2025 and 2024, respectively and $2.7 million and $5.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2025 is as follows (in thousands):

2025 (remainder)	$899
2026	3,195
2027	1,978
2028	1,880
2029	646
Thereafter	466
$9,064

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

Equity securities measured at cost minus impairment

During the three and nine months ended September 30, 2025, there were no impairment charges or observable price changes in orderly transactions for the Company's investees. During the three and nine months ended September 30, 2024, the Company recorded $0.2 million and $1.8 million of impairment charges for existing investments as the Company became aware of objective evidence to indicate that the fair value of the investments were below their carrying amounts.

In February of 2024, one of the Company’s investees announced the completion of its acquisition in a private transaction. The Company recognized a $4.0 million gain on the transaction during the nine months ended September 30, 2024, based on total cash consideration received in the amount of $4.0 million.

Equity securities measured at fair value

On July 2, 2021, one of the Company's investees completed its registration with the SEC and became a publicly traded company. During the three months ended September 30, 2024, the company sold the investment for $1.1 million, recognizing an immaterial gain on sale. During the nine months ended September 30, 2024, the Company recognized a total unrealized net gain of $0.2 million as a result of changes in the fair value of the investee's common stock during the period.

Unrealized gains and losses are included as a component of other expense (income) on the Unaudited Consolidated Financial Statements. The market price of the investee's common stock was categorized as Level 1 within the ASC 820 framework.

Note 7. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Term Loan	$458,364	$—
2026 Notes	—	467,436
Revolver	5,000	—
Debt before unamortized discount and deferred financing costs	$463,364	$467,436
Unamortized discount and deferred financing costs	(25,766)	(1,680)
Total Debt	$437,598	$465,756
Less: current portion of long-term debt	(11,750)	—
Total long-term debt	$425,848	$465,756

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

The Company incurred approximately $5.5 million of fees and expenses in connection with the Senior Secured Credit Facility, which were capitalized and are being amortized over the remaining term of the Senior Secured Credit Facility, along with an original issue discount of $23.5 million, using the effective interest method. The Company recognized a $1.5 million loss on the early extinguishment of debt during the nine months ended September 30, 2025, comprised of unamortized deferred financing fees previously capitalized in connection with the issuance of the 2026 Notes.

The Term Loan Facility and revolving loans incurred under the Revolving Credit Facility mature on February 19, 2030. The initial per annum interest rate applicable to the Term Loan Facility is based on current SOFR levels with a 0.50% per annum SOFR floor and an applicable margin of 500 basis points (or an alternative base rate and an applicable margin of 400 basis points). The per annum interest rate applicable to the Revolving Credit Facility is based on current SOFR levels and an applicable margin of 375 basis points (or an alternative base rate and an applicable margin of 275 basis points). As of September 30, 2025, the interest rate on the Term Loan was 9.20%, based on current SOFR levels and the applicable margin of 500 basis points. As of September 30, 2025, borrowings under the Revolving Credit Facility had an interest rate of approximately 7.80%, based on current SOFR levels and the applicable margin of 375 basis points.

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

During the nine months ended September 30, 2025, the Company voluntarily repaid an aggregate $5.8 million principal amount of its Term Loan below par, plus accrued interest. The Company wrote-off approximately $0.2 million of the original issue discount and $0.1 million of unamortized deferred financing costs, recognizing a $0.2 million net gain for the three months ended September 30, 2025.

The Company was in compliance with its covenants under the Senior Secured Credit Facility as of September 30, 2025.

As of September 30, 2025, based on available market information, the estimated fair value of the Term Loan was $402.2 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of September 30, 2025 are as follows (in thousands):

2025 (remainder)	$2,938
2026	11,750
2027	13,513
2028	17,625
2029	22,325
Thereafter	395,213
$463,364

Note 8. Income Taxes

The Company's effective tax rate for the three months ended September 30, 2025 and 2024 was approximately 16.2% and 82.6%, respectively. The Company's effective tax rate for the nine months ended September 30, 2025 and 2024 was approximately 78.0% and 63.0%, respectively.

The change in the effective tax rate for the three months ended September 30, 2025, is driven by a reduction in the valuation allowance for interest expense carryforwards resulting from an increase in the deductible interest expense pursuant to the One Big Beautiful Bill Act of 2025 ("OBBBA") tax law changes in the current year period.

The change in the effective tax rate for the nine months ended September 30, 2025 is driven by a reduction in the valuation allowance for interest expense carryforwards resulting from an increase in the amount of deductible interest expense and non-deductible compensation costs.

The OBBBA, enacted on July 4, 2025, includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years.

The Company has reflected the tax impact of the OBBBA relating to the interest expense limitation under Section 163(j) during the three months ended September 30, 2025. This has resulted in an increase to the current year interest expense deduction and a corresponding reduction to the valuation allowance for the deferred tax asset interest expense carryforward. The Company continues to evaluate the remaining provisions of the OBBBA, but does not expect a significant impact to its Consolidated Financial Statements.

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

Note 9. Stockholders' Deficit

Stock Options

During the nine months ended September 30, 2025, eligible option holders tendered 127,686 options to purchase 127,686 shares of Townsquare common stock.

During the nine months ended September 30, 2025, the Company granted 72,521, 149,573, and 54,049 options with grant date fair values of $1.03, $1.16 and $1.48, respectively, and vesting periods of four-years and three-years, each with ten-year terms. The Company also granted 148,528 options with grant date fair values of $1.09 to $1.27, respectively. These options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

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

	Monte Carlo Model	Black-Scholes Model
Expected volatility	49.5%	49.4% - 49.9%
Expected term	6.0 years	6.0 - 6.25 years
Risk free interest rate	4.04%	3.87% - 4.04%
Expected dividend yield	11.54%	10.38% - 12.01%

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

The following table summarizes all option activity for the nine months ended September 30, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	6,984,335	$7.30	6.02	$12,779
Granted - service conditions	276,143	7.01
Granted - market conditions	148,528	6.93
Exercised	(127,686)	6.68		267
Forfeited and expired	(408,821)	8.68
Outstanding at September 30, 2025	6,872,499	$7.21	5.85	$735
Exercisable at September 30, 2025	4,355,007	$6.95	5.14	$731

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the nine months ended September 30, 2025, the Company granted 130,449 shares, including 71,505 shares to non-employee directors, with vesting periods of one to three years. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2025	127,348	$10.44
Shares granted	130,449	8.60
Shares vested	(119,562)	10.02
Non-vested balance at September 30, 2025	138,235	$9.06

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2025:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2025	655,033	$7.17
Shares granted - service conditions	266,153	9.01
Shares granted - market conditions	331,087	9.07
Bonus shares granted	479,749	7.97
Shares vested	(558,873)	8.12
Shares forfeited	(781)	8.32
Non-vested balance at September 30, 2025	1,172,368	$7.55

During the nine months ended September 30, 2025, the Company granted 266,153 stock units with vesting periods ranging from vested at grant date to three years, and 479,749 stock units that vested at the grant date. The fair values of these restricted stock units were equal to the closing share price on the date of grant.

During the nine months ended September 30, 2025, the Company granted 331,087 restricted stock units with a vesting period of three years and grant date fair values ranging from $6.75 - $7.47. The stock units contain market conditions whereby the stock units will vest subject to the achievement of a specified VWAP, subject to continued employment or service through the end of the performance period as observed and summarized below:

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

Employee Stock Purchase Plan

During the nine months ended September 30, 2025, a total of 78,389 shares of Class A common stock were issued under the 2021 Employee Stock Purchase Plan (the "ESPP").

For the three months ended September 30, 2025 and 2024, the Company recognized approximately $1.7 million and $2.0 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP. For the nine months ended September 30, 2025 and 2024, the Company recognized approximately $7.6 million and $6.9 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP.

As of September 30, 2025, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $2.2 million and $4.1 million, respectively, and is expected to be recognized over a weighted average period of 1.6 years and 1.7 years, respectively.

Dividends Declared

On April 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.3 million was paid to holders of record as of July 18, 2025, on August 1, 2025.

On August 4, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.3 million was paid to holders of record as of October 27, 2025, on November 3, 2025.

On October 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend will be payable on February 2, 2026 to shareholders of record as of the close of business on January 26, 2026.

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

During the nine months ended September 30, 2025 there were no shares of Class A common stock repurchased. As of September 30, 2025, a total of 2,491,022 shares were repurchased under the 2021 Stock Repurchase Plan.

Stock Bonus Program

In 2024, the Company implemented a stock bonus program that offered certain employees the option to receive their annual incentive compensation in the form of the Company's Class A common stock. The incentive compensation to be paid to each employee is fixed at the time of election to participate in the program and the number of shares to be issued is determined based on the closing price of the Company's Class A common stock on the settlement date, typically in the fourth quarter of the performance year or during the first quarter following each respective performance year. During the three and nine months ended September 30, 2025, a total of $1.4 million and $3.5 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program, respectively. During the three and nine months ended September 30, 2024, a total of $0.9 million and $2.6 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program, respectively. A total of 566,359 shares were granted under the Stock Bonus Program for the performance year ended December 31, 2024.

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

The following table sets forth the computations of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Numerator:
Net (loss) income	$(5,498)	$11,336	$(5,000)	$(35,969)
Net income from non-controlling interest	404	489	1,317	1,292
Net (loss) income attributable to controlling interest	$(5,902)	$10,847	$(6,317)	$(37,261)

Denominator:
Weighted average shares of common stock outstanding	16,299	15,296	16,139	15,650
Effect of dilutive common stock equivalents	—	1,931	—	—
Weighted average diluted common shares outstanding	16,299	17,227	16,139	15,650

Basic (loss) income per share	$(0.36)	$0.71	$(0.39)	$(2.38)

Diluted (loss) income per share	$(0.36)	$0.63	$(0.39)	$(2.38)

The Company had the following dilutive securities that were not included in the computation of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	5,722	173	5,775	7,522
Stock options with unsatisfied market conditions	1,324	1,175	1,266	1,173
Restricted stock units	477	—	470	369
Restricted stock units with unsatisfied market conditions	695	364	678	396
Restricted stock awards	135	17	134	120
Shares issued under stock bonus program	718	—	558	297
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	16	—	45	39

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

The following tables present the Company's reportable segment results for the three months ended September 30, 2025 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$40,228	$18,649	$46,997	$885	$—	$106,759
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	31,590	12,442	33,633	1,093	—	78,758
Segment Profit	$8,638	$6,207	$13,364	$(208)	$—	$28,001
Depreciation and amortization	209	444	2,532	23	1,438	4,646
Corporate expenses	—	—	—	—	5,985	5,985
Stock-based compensation	149	40	167	3	2,707	3,066
Transaction and business realignment costs	—	—	205	6	6,680	6,891
Impairment of intangible assets	3,000	—	98	—	—	3,098
Net gain on sale and retirement of assets	—	—	(1,617)	—	(4)	(1,621)
Operating income (loss)	$5,280	$5,723	$11,979	$(240)	$(16,806)	$5,936

The following table presents the Company's reportable segment results for the three months ended September 30, 2024 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$40,861	$19,080	$54,526	$844	$—	$115,311
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	30,050	13,956	38,560	1,228	—	83,794
Segment Profit	$10,811	$5,124	$15,966	$(384)	$—	$31,517
Depreciation and amortization	251	602	2,715	32	1,347	4,947
Corporate expenses	—	—	—	—	6,063	6,063
Stock-based compensation	143	134	188	4	2,398	2,867
Transaction and business realignment costs	—	—	161	5	479	645
Impairment of intangible assets, investments, goodwill and long-lived assets	—	—	134	1,674	200	2,008
Net gain on sale and retirement of assets	—	—	(110)	—	—	(110)
Operating income (loss)	$10,417	$4,388	$12,878	$(2,099)	$(10,487)	$15,097

The following tables present the Company's reportable segment results for the nine months ended September 30, 2025 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$119,517	$56,438	$137,581	$7,346	$—	$320,882
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	92,082	37,812	100,583	6,926	—	237,403
Segment Profit	$27,435	$18,626	$36,998	$420	$—	$83,479
Depreciation and amortization	641	1,352	7,657	70	3,899	13,619
Corporate expenses	—	—	—	—	16,905	16,905
Stock-based compensation	396	123	481	10	10,034	11,044
Transaction and business realignment costs	—	—	543	18	10,157	10,718
Impairment of intangible assets	3,000	—	1,598	—	—	4,598
Net gain on sale and retirement of assets	—	—	(7,520)	—	(4)	(7,524)
Operating income (loss)	$23,398	$17,151	$34,239	$322	$(40,991)	$34,119

The following tables present the Company's reportable segment results for the nine months ended September 30, 2024 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$116,541	$55,848	$154,198	$6,582	$—	$333,169
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	87,665	40,251	111,442	6,843	—	246,201
Segment Profit	$28,876	$15,597	$42,756	$(261)	$—	$86,968
Depreciation and amortization	698	1,824	8,386	97	3,891	14,896
Corporate expenses	—	—	—	—	17,762	17,762
Stock-based compensation	499	468	546	12	12,537	14,062
Transaction and business realignment costs	—	—	249	17	3,417	3,683
Impairment of intangible assets, investments, goodwill and long-lived assets	1,784	—	30,137	2,583	1,760	36,264
Net gain on sale and retirement of assets	—	—	(66)	—	—	(66)
Operating income (loss)	$25,895	$13,305	$3,504	$(2,970)	$(39,367)	$367

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis is intended to provide the reader with an overall understanding of our financial condition, results of operations, cash flows and sources and uses of cash. This section also includes general information about our business and a discussion of our management’s analysis of certain trends, and risks and opportunities in our industry. In addition, we also provide a discussion of accounting policies that require critical judgments and estimates. This discussion should be read in conjunction with our Unaudited Consolidated Financial Statements and related notes appearing elsewhere in this quarterly report.

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

OVERVIEW OF OUR PERFORMANCE

Changes in Our Business

Recent Developments

On February 19, 2025, the Company entered into a $490 million Credit Agreement with Bank of America, N.A., as administrative agent and collateral agent and the lenders and financial institutions party thereto. The Credit Agreement provides for a five-year, $470 million senior secured Term Loan Facility (the "Term Loan") and a five-year, $20 million Revolving Credit Facility (the "Revolver"), together the "Senior Secured Credit Facility."

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

During the three months ended September 30, 2025, the Company voluntarily repaid an aggregate $5.8 million principal amount of its Term Loan below par, plus accrued interest.

Refer to Note 7, Long-Term Debt, in the Notes to Unaudited Consolidated Financial Statements for additional information related to the Credit Agreement.

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended September 30, 2025 as compared to the same period in 2024 are summarized below:

•Net revenue decreased $8.6 million, or 7.4%, primarily driven by a $7.5 million decrease in our Broadcast Advertising net revenue, a $0.6 million decrease in our Digital Advertising net revenue and a $0.4 million decrease in Subscription Digital Marketing Solutions net revenue.

•Excluding political revenue of $0.2 million and $3.7 million for the three months ended September 30, 2025 and 2024, respectively, net revenue decreased $5.0 million, or 4.5%, to $106.6 million, Broadcast Advertising net revenue decreased $4.1 million, or 8.1%, to $46.8 million, and Digital Advertising net revenue decreased $0.5 million, or 1.2%, to $40.2 million.

•Operating income decreased $9.2 million for the three months ended September 30, 2025. The decrease was primarily due to the $8.6 million decrease in net revenue and a $6.2 million increase in transaction and business realignment costs, partially offset by a $5.0 million decrease in operating expenses.

•Digital Advertising segment reported operating income of $5.3 million for the three months ended September 30, 2025, which represents a decrease of $5.1 million, as compared to operating income of $10.4 million for the same period in 2024. The decrease is primarily due to a $3.0 million non-cash goodwill impairment charge and a $2.2 million decrease in segment profit for the three months ended September 30, 2025, as compared to the same period in 2024. Subscription Digital Marketing Solutions reported operating income of $5.7 million, an increase of $1.3 million from the three months ended September 30, 2024, primarily due to a $1.1 million increase in segment profit. Broadcast Advertising reported operating income of $12.0 million for the three months ended September 30, 2025, which represents a decrease of $0.9 million, as compared to $12.9 million for the same period in 2024. The decrease is primarily due to a $2.6 million decrease in segment profit, partially offset by a $1.5 million increase in net gain on sales and retirements of assets.

Certain key financial developments in our business for the nine months ended September 30, 2025, as compared to the same period in 2024 are summarized below:

•Net revenue for the nine months ended September 30, 2025 as compared to the same period in 2024, decreased $12.3 million, or 3.7%, primarily driven by a $16.6 million decrease in our Broadcast Advertising net revenue partially offset by a $3.0 million increase in our Digital Advertising net revenue, an $0.8 million increase in Other net revenue and a $0.6 million increase in our Subscription Digital Marketing Solutions net revenue.

•Excluding political revenue of $1.3 million and $6.2 million for the nine months ended September 30, 2025 and 2024, respectively, net revenue decreased $7.4 million, or 2.3% to $319.6 million. Broadcast Advertising net revenue decreased $11.9 million, or 8.0%, to $136.5 million, and Digital Advertising net revenue increased $3.2 million, or 2.7%, to $119.3 million.

•Operating income increased $33.8 million for the nine months ended September 30, 2025, primarily due to a $31.7 million decrease in non-cash impairment charges, a $8.8 million decrease in direct operating expenses, a $7.5 million increase in net gain on sales and retirements of assets, and a $3.0 million decrease in stock-based compensation. These variances were partially offset by a $12.3 million decrease in net revenue and a $7.0 million increase in transaction and business realignment costs.

Consolidated Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended September 30,
Statement of Operations Data:	2025	2024	$ Change	% Change
Net revenue	$106,759	$115,311	$(8,552)	(7.4)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	78,758	83,794	(5,036)	(6.0)%
Depreciation and amortization	4,646	4,947	(301)	(6.1)%
Corporate expenses	5,985	6,063	(78)	(1.3)%
Stock-based compensation	3,066	2,867	199	6.9%
Transaction and business realignment costs	6,891	645	6,246	968.4%
Impairment of intangible assets, goodwill, investments and long-lived assets	3,098	2,008	1,090	54.3%
Net gain on sales and retirements of assets	(1,621)	(110)	(1,511)	**
Total operating costs and expenses	100,823	100,214	609	0.6%
Operating income	5,936	15,097	(9,161)	(60.7)%
Other expense (income):
Interest expense, net	12,606	9,175	3,431	37.4%
Gain on repayment and repurchase of debt	(247)	(8)	(239)	**
Other expense (income), net	135	(277)	412	**
(Loss) income from operations before tax	(6,558)	6,207	(12,765)	**
Income tax benefit	(1,060)	(5,129)	4,069	(79.3)%
Net (loss) income	$(5,498)	$11,336	$(16,834)	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue, direct operating expenses and segment profit for the three months ended September 30, 2025 and 2024 (in thousands):

	Net Revenue				Direct Operating Expenses				Segment Profit
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Digital Advertising	$40,228	$40,861	$(633)	(1.5)%	$31,590	$30,050	$1,540	5.1%	$8,638	$10,811	$(2,173)	(20.1)%
Subscription Digital Marketing Solutions	18,649	19,080	(431)	(2.3)%	12,442	13,956	(1,514)	(10.8)%	6,207	5,124	1,083	21.1%
Broadcast Advertising	46,997	54,526	(7,529)	(13.8)%	33,633	38,560	(4,927)	(12.8)%	13,364	15,966	(2,602)	(16.3)%
Other	885	844	41	4.9%	1,093	1,228	(135)	(11.0)%	(208)	(384)	176	(45.8)%
Total	$106,759	$115,311	$(8,552)	(7.4)%	$78,758	$83,794	$(5,036)	(6.0)%	$28,001	$31,517	$(3,516)	(11.2)%

Net Revenue

Net revenue for the three months ended September 30, 2025 decreased $8.6 million, or 7.4%, as compared to the same period in 2024. Broadcast Advertising net revenue decreased $7.5 million, or 13.8%, Digital Advertising net revenue decreased $0.6 million, or 1.5%, due to decreases in the purchases of advertising by our clients and political revenue. Subscription Digital Marketing Solutions net revenue decreased $0.4 million, or 2.3%, due to reduced sales velocity as a result of lower headcount.

Direct Operating Expenses

Direct operating expenses for the three months ended September 30, 2025 decreased by $5.0 million, or 6.0%, as compared to the same period in 2024. Broadcast Advertising direct operating expenses decreased by $4.9 million, or 12.8%, and Subscription Digital Marketing Solutions direct operating expenses decreased by $1.5 million, or 10.8%, each due to lower compensation as compared to the same period a year ago. These decreases were partially offset by a $1.5 million, or 5.1%, increase in Digital Advertising direct operating expenses due to higher compensation and inventory costs, partially offset by lower bad debt as compared to the same period in 2024.

Segment Profit

Segment profit for the three months ended September 30, 2025 decreased by $3.5 million, or 11.2%, when compared with the same period in 2024. Broadcast Advertising segment profit decreased $2.6 million, or 16.3%, primarily due to the decrease in net revenue, including the loss of political net revenue. Digital Advertising segment profit decreased $2.2 million, or 20.1%, as compared to the same period in 2024, primarily due to the increase in compensation and inventory costs. These decreases were partially offset by an increase in Subscription Digital Marketing Solutions segment profit of $1.1 million, or 21.1% as compared to the same period in 2024, primarily due to the decrease in compensation. Other segment profit increased $0.2 million, or 45.8%.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the three months ended September 30, 2025 increased $6.2 million, as compared to the same period in 2024, primarily due to the costs associated with a change in the provider for listing management tools supporting the Subscription Digital Marketing Solutions segment and the August 2025 settlement between the Radio Music License Committee and performing rights organizations related to music license royalty payments from 2022 through June of 2025.

Impairment of Investments, Goodwill and Long-lived Assets

The Company incurred no impairment charges related to FCC licenses during the three months ended September 30, 2025, and 2024. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $26.5 million which would have resulted in an incremental impairment charge of $0.3 million as of September 30, 2025. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $13.8 million which would have resulted in an impairment charge of $0.4 million as of September 30, 2025. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $10.7 million which would result in an incremental impairment charge of $0.8 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines, in excess of these assumptions, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

During the third quarter of 2025, in connection with an interim goodwill impairment assessment, the Company concluded that the carrying amount of the National Digital reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charges of $3.0 million for the three months ended September 30, 2025. An interim impairment assessment was considered necessary as a result of declines in forecasted revenues and profit and increases in the weighted average cost of capital. Following the non-cash goodwill impairment charge, the National Digital reporting unit had $3.5 million of goodwill remaining as of September 30, 2025. The Company did not identify indicators of impairment related to any other reporting unit that would have required an interim impairment assessment during the three months ended September 30, 2025.

During the three months ended September 30, 2024, the Company concluded that the carrying amount of the Live Events reporting unit exceeded its fair value resulting in the recognition of a non-cash goodwill impairment charge of $1.7 million.

For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.
During the three months ended September 30, 2024, the Company recorded an impairment charge of $0.2 million related to one of its equity securities, which is measured at cost minus impairment.

Net Gain on Sale and Retirement of Assets

During the three months ended September 30, 2025, the Company recognized $1.6 million in net gains on the sales of property and leased assets in several markets, including a $0.7 million gain on the sale of property in the Bismarck, ND market.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024

2026 Notes	$—	$8,327
Term Loan	11,061	—
Revolver	85	—
Capital leases and other	212	283
Deferred financing costs	237	586
Debt discount amortization	1,011	—
Interest income	—	(21)
Interest expense, net	$12,606	$9,175

Benefit for income taxes

We recognized benefit for income taxes of $1.1 million for the three months ended September 30, 2025, as compared to $5.1 million for the same period in 2024. Our effective tax rate for the three months ended September 30, 2025 and 2024 was approximately 16.2% and 82.6%, respectively. The decrease in the effective tax rate and tax benefit for the three months ended September 30, 2025 is primarily driven by the decrease in the valuation allowance for interest expense carryforwards resulting from an increase in deductible interest expense pursuant to the OBBBA tax law change and non-deductible compensation costs.

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

Consolidated Results of Operations

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Nine Months Ended September 30,
Statement of Operations Data:	2025	2024	$ Change	% Change
Net revenue	$320,882	$333,169	$(12,287)	(3.7)%

Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	237,403	246,201	(8,798)	(3.6)%
Depreciation and amortization	13,619	14,896	(1,277)	(8.6)%
Corporate expenses	16,905	17,762	(857)	(4.8)%
Stock-based compensation	11,044	14,062	(3,018)	(21.5)%
Transaction and business realignment costs	10,718	3,683	7,035	191.0%
Impairment of intangible assets, goodwill, investments and long-lived assets	4,598	36,264	(31,666)	(87.3)%
Net gain on sales and retirements of assets	(7,524)	(66)	(7,458)	**
Total operating costs and expenses	286,763	332,802	(46,039)	(13.8)%
Operating income	34,119	367	33,752	**
Other expense (income):
Interest expense, net	35,497	27,418	8,079	29.5%
Loss (gain) on repayments, repurchases and extinguishment of debt	1,205	(11)	1,216	**
Other expense (income), net	226	(4,974)	5,200	**
Loss from operations before income taxes	(2,809)	(22,066)	19,257	(87.3)%
Income tax provision	2,191	13,903	(11,712)	(84.2)%
Net loss	$(5,000)	$(35,969)	$30,969	(86.1)%
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue, direct operating expenses and segment profit for the nine months ended September 30, 2025 and 2024 (in thousands):

	Net Revenue				Direct Operating Expenses				Segment Profit
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Digital Advertising	$119,517	$116,541	$2,976	2.6%	$92,082	$87,665	$4,417	5.0%	$27,435	$28,876	$(1,441)	(5.0)%
Subscription Digital Marketing Solutions	56,438	55,848	590	1.1%	37,812	40,251	(2,439)	(6.1)%	$18,626	$15,597	3,029	19.4%
Broadcast Advertising	137,581	154,198	(16,617)	(10.8)%	100,583	111,442	(10,859)	(9.7)%	36,998	42,756	(5,758)	(13.5)%
Other	7,346	6,582	764	11.6%	6,926	6,843	83	1.2%	420	(261)	681	**
Total	$320,882	$333,169	$(12,287)	(3.7)%	$237,403	$246,201	$(8,798)	(3.6)%	$83,479	$86,968	$(3,489)	(4.0)%

Net Revenue

Net revenue for the nine months ended September 30, 2025, decreased $12.3 million, or 3.7%, as compared to the same period in 2024. Broadcast Advertising net revenue decreased $16.6 million, or 10.8%, due to decreases in the purchases of advertising by our clients and political revenue. This decrease was partially offset by an increase in Digital Advertising net revenue of $3.0 million, or 2.6%, an increase in Other net revenue of $0.8 million, or 11.6%, and an increase in Subscription Digital Marketing Solutions net revenue of $0.6 million, or 1.1%.

Direct Operating Expenses

Direct operating expenses for the nine months ended September 30, 2025, decreased by $8.8 million, or 3.6%, as compared to the same period in 2024. Broadcast Advertising direct operating expenses decreased by $10.9 million, or 9.7%, primarily driven by lower compensation and insurance costs, as well as lower music license fees. Subscription Digital Marketing Solutions direct operating expense decreased by $2.4 million or 6.1%, primarily due to lower compensation, partially offset by higher software costs. These decreases were partially offset by an increase in Digital Advertising direct operating expenses of $4.4 million, or 5.0%, due to higher inventory and compensation costs, partially offset by lower bad debt expense.

Segment Profit

Segment profit for the nine months ended September 30, 2025, decreased by $3.5 million, or 4.0%, when compared with the same period in 2024. Broadcast Advertising segment profit decreased $5.8 million, or 13.5%, primarily due to the decline in net revenue, including the loss of political net revenue, and Digital Advertising segment profit decreased $1.4 million, or 5.0%, due to the increases in direct operating expenses discussed above. These decreases were partially offset by a $3.0 million, or 19.4% increase in Subscription Digital Marketing Solutions segment profit, primarily due to the decrease in direct operating expenses, and a $0.7 million increase in Other segment profit.

Stock-based Compensation

Stock-based compensation expense for the nine months ended September 30, 2025, decreased $3.0 million, or 21.5%, as compared to the same period in 2024, due to $4.6 million of expense recognized for the cash settlement of options in 2024 that did not reoccur in 2025. This was partially offset by an $0.7 million increase in expense recognized for grants during 2025 and an $0.9 million increase in expense related to the stock bonus program. For further discussion, see Note 9, Stockholders' Equity, in the Notes to Unaudited Consolidated Financial Statements.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the nine months ended September 30, 2025 increased $7.0 million, as compared to the same period in 2024, primarily due to the costs associated with a change in the provider for listing management tools supporting the Subscription Digital Marketing Solutions segment and the August 2025 settlement between the Radio Music License Committee and performing rights organizations related to music license royalty payments from 2022 through June of 2025.

Impairment of Intangible Assets, Investments, Goodwill and Long-Lived Assets

The Company incurred $1.5 million in impairment charges related to FCC licenses 4 of our 74 local markets during the nine months ended September 30, 2025, as compared to impairment charges of $29.7 million related to FCC licenses in 26 of our 74 local markets during the nine months ended September 30, 2024. The impairment charges during the nine months ended September 30, 2025, were primarily driven by decreases in third-party forecasts of broadcast revenue. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the third quarter of 2025, in connection with an interim goodwill impairment assessment, the Company concluded that the carrying amount of the National Digital reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charges of $3.0 million for the nine months ended September 30, 2025. An interim impairment assessment was considered necessary as a result of declines in forecasted revenues and profit and increases in the weighted average cost of capital. Following the non-cash goodwill impairment charge recognized during the nine months ended September 30, 2025, the National Digital reporting unit had $3.5 million of goodwill remaining as of September 30, 2025. The Company did not identify indicators of impairment related to any other reporting unit that would have required an interim impairment assessment during the nine months ended September 30, 2025 .

During the nine months ended September 30, 2024, in connection with interim goodwill impairment assessments, the Company recognized total non-cash goodwill impairment charges of $4.4 million related to the National Digital and Live Events reporting units.

For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the nine months ended September 30, 2024, the Company recorded total impairment charges of $1.8 million related to certain of its equity securities, which are measured at cost minus impairment.

Net Gain on Sale and Retirement of Assets

During the nine months ended September 30, 2025, the Company recognized $7.5 million in net gains on the sales of property and leased assets in several markets, including a $5.6 million and $0.7 million gain on the sales of property in the Boise, ID and Bismarck, ND markets, respectively.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024

2026 Notes	$4,282	$25,568
Term Loan	26,893	—
Revolver	362	—
Capital leases and other	702	923
Deferred financing costs	802	1,576
Debt discount amortization	2,456	—
Interest income	—	(649)
Interest expense, net	$35,497	$27,418

Loss (gain) on Extinguishment of Debt

During the nine months ended September 30, 2025, the Company recognized a $1.2 million net loss on the early extinguishment of debt, comprised of the write-off of $1.5 million of unamortized deferred financing fees previously capitalized in connection with the 2026 Notes, partially offset by a $0.2 million net gain on the voluntarily repayment of an aggregate $5.8 million principal amount of Term Loan below par, plus accrued interest during the nine months ended September 30, 2025. For further discussion, see Note 7, Long-Term Debt, in the Notes to Unaudited Consolidated Financial Statements.

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

Unrealized Gain on Investment

Other expense (income), net included unrealized gains related to measuring the fair value of one of the Company's former investees. During the nine months ended September 30, 2024, the Company recorded an unrealized net gain of $0.2 million.

Provision for income taxes

We recognized a provision for income taxes of $2.2 million for the nine months ended September 30, 2025, as compared to $13.9 million for the same period in 2024. Our effective tax rate for the period was approximately 78.0% for the nine months ended September 30, 2025 as compared to 63.0% for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 is driven by the decrease in the valuation allowance for interest expense carryforwards resulting from an increase in deductible interest expense pursuant to the OBBBA tax law change in the current year period and higher non-deductible compensation costs in the nine months ended September 30, 2024.

The decrease in the tax provision for the nine months ended September 30, 2025, as compared to the same period in 2024, is driven by the decrease in the valuation allowance for interest expense carryforwards resulting from an increase in deductible interest expense pursuant to the OBBBA tax law change in the current year period and a greater valuation allowance for interest expense carryforwards resulting from higher non-cash impairment charges and non-deductible compensation costs recorded in the prior year period.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents	$3,211	$21,786
Restricted cash	323	509

Cash provided by operating activities	18,009	20,557
Cash used in investing activities	(3,391)	(7,606)
Cash used in financing activities	(44,074)	(52,205)
Net decrease in cash and cash equivalents and restricted cash	$(29,456)	$(39,254)

Operating Activities

Net cash provided by operating activities was approximately $18.0 million for the nine months ended September 30, 2025, as compared to $20.6 million for the same period in 2024. The decrease was primarily related to higher cash interest payments in 2025, partially offset by changes in working capital balances, particularly accounts receivable, accounts payable and accrued expenses.

Investing Activities

Net cash used in investing activities was $3.4 million for the nine months ended September 30, 2025 as compared $7.6 million for the same period in 2024. The decrease in net cash used in investing activities was primarily due to an increase of $2.6 million in net proceeds from sales of assets and investment related transactions and a $2.0 million decrease in purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $44.1 million for the nine months ended September 30, 2025, as compared to $52.2 million for the same period in 2024. The primary differences in net cash used in financing activities in 2025 as compared to 2024 include:

•the repayment of $467.4 million of principal amount of the 2026 Notes, offset by proceeds from the Term Loan of $441.7 million, net of fees and expenses;
•total Term Loan repayments of $11.1 million, as compared to voluntary repurchases of 2026 Notes in the amount of $24.5 million in 2024;
•$5.0 million in net borrowings under the Revolver;
•$1.5 million of shares repurchased to cover employee tax withholdings on restricted stock that vested during the nine months ended September 30, 2025, as compared to $23.6 million for repurchases of common stock during the nine months ended September 30, 2024, and
•a $6.4 million decrease in proceeds from stock option exercises for the nine months ended September 30, 2025 as compared to the same period a year ago.

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

As of September 30, 2025, we had $437.6 million of outstanding indebtedness, net of unamortized discount and deferred financing costs of $25.8 million.

During the nine months ended September 30, 2025, the Company voluntarily repaid an aggregate $5.8 million principal amount of its Term Loan, below par plus accrued interest.

Based on the terms of our Senior Secured Credit Facility, as of September 30, 2025, we expect our mandatory debt service requirements to be approximately $53.7 million over the next twelve months. See Note 7, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our Senior Secured Credit Facility.

As of September 30, 2025 we had $3.2 million of cash and cash equivalents, and $55.5 million of receivables from customers, which historically have had an average collection cycle of approximately 50 days.

On August 4, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.3 million was paid to holders of record as of October 27, 2025, on November 3, 2025.

On October 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend will be payable on February 2, 2026 to shareholders of record as of the close of business on January 26, 2026.

Our anticipated uses of cash in the near term include working capital needs, interest payments, debt amortization payments, dividend payments, excess cashflow payments that may be required under the terms of the Credit Agreement, other obligations, and capital expenditures. The Company believes that the cash generated by its operations should be sufficient to meet its liquidity needs for at least the next 12 months. However, our ability to fund our working capital needs, interest payments, debt payments, dividend payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in debt service obligations. Such debt instruments could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of September 30, 2025.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and nine months ended September 30, 2025. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
July 1, 2025 through July 31, 2025	2,291	$7.61	$—
August 1, 2025 through August 31, 2025	385	$7.71	$—
September 1, 2025 through September 30, 2025	—	$—	$—
Total	2,676	$7.63	$—
(1) A total of 2,676 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2025.

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
Date: November 10, 2025
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer