Form 10-K
period 2025-12-31
Townsquare Media, Inc.
filed 2026-03-16
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant was $111,530,114 based upon the closing price on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. For this computation, the registrant has excluded the market value of all shares of its common stock held by directors and officers of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.

As of March 9, 2026, the registrant had 17,105,113 outstanding shares of common stock consisting of: (i) 15,789,817 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 500,000 shares of Class C common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”), to be filed with the Securities and Exchange Commission are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K as indicated herein.

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
•our ability to develop and maintain digital technologies (including artificial intelligence), mitigate cybersecurity threats, and hire and retain technical and sales talent;
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

In our markets, we are among the largest providers of original local content available to consumers. The quality and availability of our original local content distinguishes our brands from other local offerings, attracting large and loyal audiences. Several of our competitors, particularly in print media, have reduced the amount of original local content they produce or created pay-walls that restrict access to their content. According to research conducted by UNC Hussman School of Media and Journalism, approximately 2,100 newspapers have closed in the United States since 2004. We believe these trends will continue and further amplify the attractiveness of our offerings as we fill this expanding void in our communities, both online and on-air. We believe that our focus on providing original local news, entertainment, music and lifestyle media experiences to our audience is a key driver of our powerful reach and engagement metrics. We believe the investment in our original content strategy has contributed to a larger and more engaged online audience that spends time consuming content on our websites and mobile apps, and has helped maintain stable radio audience levels in terms of both number of listeners and time spent listening.

The local media industry is an important medium for advertisers to reach local consumers and for consumers to engage with relevant local content and events. According to BIA, local advertising spending across all U.S. major media categories was forecasted to be $171 billion in 2025. In 2026, BIA forecasts U.S. local advertising spending to increase 5.6% to $182 billion.

Our Transformation

Townsquare was founded in 2010 with 60 radio stations in 13 markets with a vision of becoming the number one local media company in each of our markets. Through a series of acquisitions, we built our radio platform to 340 radio stations across 74 local markets. Since 2010, we have leveraged our radio platform to penetrate these local markets and organically build a full and comprehensive suite of digital advertising and marketing solutions that meet our customers’ needs to grow their business. Our significant radio reach and audience engagement provided a powerful foundation from which we were able to build and grow our digital solutions, including websites, mobile applications, a social media presence, online radio streams, subscription digital marketing solutions, and a robust owned and operated digital programmatic advertising platform. We believe that the increased interaction and engagement with consumers across our digital products and platforms in turn may help reinforce consumer loyalty and affinity toward our local radio brands.

Radio is a component of our business. However, according to S&P Global Market Intelligence, radio advertising was approximately 4% of all advertising dollars spent in the United States in 2025, while digital advertising solutions contributed approximately 74%. According to S&P Global Market Intelligence, it is estimated that digital advertising will grow to represent approximately 81% of all advertising spend in 2030. Therefore, while radio will continue to be a component of our local offering, we do not expect it to be a growth driver. Our growth engine is and will be digital, and we consider ourselves a “Digital First” local media company.

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

Our Digital revenue, comprised of our Digital Advertising segment and our Subscription Digital Marketing Solutions segment, was $236.0 million in 2025 and $234.0 million in 2024, comprising 55% and 52% of our total net revenue, respectively. Our organically developed, flexible and customized content management system, digital advertising products and delivery capabilities, mobile applications, digital programmatic advertising platform, data management and analytics and strategic insights platform, online video content, and digital marketing solutions capabilities allow us to deliver world-class products in markets outside the top 50 in the U.S. As such, we believe we offer superior solutions for advertisers and audiences alike as compared to many of our local competitors.

Digital Advertising

Our Digital Advertising segment, marketed externally as Townsquare Ignite, is a combination of our proprietary digital programmatic advertising platform and our owned and operated digital properties, and an in-house demand and data management platform collecting valuable first party data. We generated Digital Advertising revenue of $161.2 million in 2025 and $158.6 million in 2024.

•Digital Programmatic Advertising Platform. We offer precision customer targeting solutions to local, regional and national advertisers through our proprietary digital programmatic advertising platform. Combining first and third-party audience and geographic location data, we are able to hyper-target audiences for our advertisers, enabling them to reach a high percentage of their targeted online audience with the right message at the right time. We deliver these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We have our own organically developed, in-house demand-side trading desk that is integrated with more than 15 digital advertising buying platforms with access to all major advertising exchanges, mobile apps, and social media platforms. This extensive access places us among the largest of the established in-house media trading desks. We drive successful outcomes on a localized level for targeted campaigns and with supply partners or walled gardens that have higher barriers to access. We also provide full-service design and creative services to assist clients in crafting the right marketing message and developing and building assets and creative for their campaign across the desired platform (i.e., display, social, video, or audio). Our proprietary workflow, order management and reporting systems differentiate us with the ability to execute all of this efficiently and at scale. Additionally, through our Media Partnerships division, we white-label our digital programmatic advertising services on a contracted basis to certain third parties.

•Owned and Operated Platform. We connect local, regional and national advertisers to consumers across our portfolio of over 400 hyper-local websites, 10 leading national music and entertainment websites and 380 hyper-local mobile apps. Our on-air personalities, or as we refer to them “the original social influencers” are also digital content creators, and create or curate approximately 15,000 pieces of content per month for our websites and apps, making Townsquare one of the largest producers of original local content in the United States. The content management system that powers our content platforms was built in-house by our product and technology team. In addition, we have 45 million social media followers and our YouTube platform has generated 4.9 billion lifetime views.

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

Subscription Digital Marketing Solutions

Our Subscription Digital Marketing Solutions segment encompasses Townsquare Interactive, our subscription digital marketing solutions business. Townsquare Interactive offers digital marketing solutions, on a subscription basis, to small and medium-sized businesses (“SMBs”) in markets outside the top 50 across the United States, including but importantly not limited to the markets in which we operate radio stations. Our Subscription Digital Marketing Solutions segment generated net revenue of $74.8 million in 2025 and $75.3 million in 2024.

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

We target SMBs outside the top 50 markets in the U.S., outside and within our 74 local media market footprint. As of December 31, 2025, approximately 60% of our total subscriber base was located in markets outside of our local media footprint. Our Townsquare Interactive sales team of more than 110 sellers target private, independently owned SMBs outside of the top 50 markets, with less than 20 employees and less than $5 million of annual revenue. We believe this customer profile represents the ideal potential customer for our product, and we believe the addressable market for such potential subscribers of Townsquare Interactive is approximately 8.8 million SMBs which translates to a $32 billion Total Addressable Market (“TAM”) value. We also leverage our local sales teams in our 74 markets, who enjoy trusted and long-standing local relationships and heritage brand recognition, to sell Townsquare Interactive solutions within our market footprint.

A Townsquare Interactive subscriber is defined as a customer that has the right to receive subscription digital marketing services. Subscribers include customers in promotional periods. Unless converted to a paying subscription, these customers are removed from the subscriber list at the end of the promotion. Additionally, subscribers include customers whose subscription fees are past due while attempting to collect payment until the Company terminates the customers’ rights due to non-payment.

Broadcast Advertising

Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations to local, regional and national spot advertisers, and national network advertisers. Our Broadcast Advertising segment revenue was $183.4 million in 2025 and $209.9 million in 2024.

We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Our scale allows us to have greater relevance to, and recognition from, our advertising clients while sharing best practices for strategy and operations across our asset portfolio. As of March 9, 2026, we owned and operated 340 radio stations in 74 local markets, importantly all outside the top 50 markets across the United States. Our radio assets are geographically diversified, which helps to mitigate potential regional economic volatility and inclement weather events. By clustering our markets in the Northeast, Upper Midwest, Texas and Mountain West regions we are able to create compelling audience coverage for regional advertisers and benefit from economies of scale. As of March 9, 2026, we own 79 radio stations formatted with Country content, 70 formatted with News/Talk/Sports content and 60 formatted with Rock content, representing approximately 23%, 21%, and 18% of our radio stations, respectively. The majority of our local radio stations airing these formats capture the largest audience, and thus are market leaders, among radio stations airing similar content in their respective markets, as ranked by Nielsen Holdings N.V. (“Nielsen”) or other ratings services. We endeavor to develop strong audience loyalty and believe that the diversification of formats on our radio stations helps to insulate our radio stations from the effects of changes in musical tastes of the public.

Despite the growth of alternative media choices, terrestrial radio has experienced negligible audience fragmentation over the past 50 years and remains a significant component of daily media exposure. According to Nielsen, terrestrial radio broadcasts reached 80% of American adults ages 18+ each week as of March 2025. Given the stability of radio listenership and the population growth in the U.S., more people listen to radio on a weekly basis today than 10, 20 and even 30 years ago. The challenge for the radio industry overall has been time spent listening to radio and, unlike the industry overall, Townsquare’s time spent listening to our radio stations has been stable. We believe that our ability to maintain stable audience and time spent listening levels to our radio stations is driven by our focus on markets outside of the Top 50, where there is less competition and less local content available in our communities, and our investment in our original content strategy, which takes the form of investing in local talent and resources to support our local talent.

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

Other

We report the remainder of our revenue in the Other category, and it includes revenue from our live events, which includes concerts, expositions, and other experiential events. Our live events portfolio includes iconic local events such as WYRK’s Taste of Country, the Boise Music Festival, the Red Dirt BBQ & Music Festival and Taste of Fort Collins. Our primary source of live events net revenue is ticket sales. Our live events also generate revenue through the sale of sponsorships, food and other concessions, merchandise and other ancillary products and services. Our Other category revenue was $8.0 million in 2025 and $7.2 million in 2024.

Overall

In the year ended December 31, 2025, we generated approximately 86% of our net revenue from a broad array of local and regional advertisers in a number of industries, including automotive dealers, banking and mortgage service providers, furniture and home furnishings retailers, food and beverage service providers, healthcare service providers and media and telecommunications service providers. We generate a majority of our advertising revenue by selling directly to local advertisers, as well as to local and regional advertising agencies, which affords us the opportunity to better present our products, cross-sell products and more directly influence their advertising and marketing expenditure decisions.

No single customer accounted for more than 1% of revenue in any of the years ended December 31, 2025 and 2024. For the year ended December 31, 2025, no advertising market or state represented more than 20% of revenue. A significant percentage of our advertising revenue is generated from the sale of advertising to the home services, automotive, entertainment, financial services, health services, and retail industries.

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

Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2025, we recorded $15.2 million of capital expenditures, which represented 3.6% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.

Our Growth Strategy

The principal features of our growth strategy are:

Digital First - Invest in Our Digital Businesses to Drive Further Growth.

We plan to continue to invest in the platforms and personnel supporting our digital growth, including our digital product technology, sales, content, and support teams, specifically in our Townsquare Ignite and Townsquare Interactive businesses. We have continually invested in our digital platform and team, including during the COVID-19 pandemic. In 2024, we launched our media partnership division within our Townsquare Ignite business, allowing us to white-label our digital programmable advertising service on a contracted basis to third parties. Given our local content contributors on-air and online generate digital content and digital revenue, we also plan to continue to invest in the hiring of local content contributors.

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

Develop New Products That Foster Interaction with Our Audience Across Multiple Platforms and Increase Monetization Opportunities.

Our audience reach, our direct relationship with local advertisers in our markets, and our tech capabilities position us to launch and monetize new products and services, further diversifying and growing our digital revenue. We have invested in world-class technology and infrastructure to create best of breed products and services to serve our clients and engage our loyal audience. In the past, we have organically built and introduced a variety of new products, including our subscription digital marketing solutions platform (Townsquare Interactive), various new offerings for Townsquare Interactive including the new Business Management Platform introduced in 2024, our programmatic digital advertising platform (Townsquare Ignite), as well as mobile applications for individual stations and brands. In 2022, we developed our own CRM, Blueprint, as well as an associated app, that was awarded the NAB’s PILOT Technology and Innovation Award. We have also organically built and introduced a data and analytics tool and a data management platform that enhance our ability to create and deliver effective targeted broadcast and digital advertising campaigns for our clients. In addition to delivering revenue growth, these products and services frequently appeal to potential customers in our markets who may not access our heritage radio products, thereby leveraging our digital solutions to increase our overall customer base and revenue market share. We intend to continue to develop new products and offerings over time and to better monetize our audiences.

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

Prudently Pursue Attractively-Valued Acquisition Opportunities.

We have a successful track record of sourcing and integrating acquisitions. Since our Company’s founding in 2010, we have expanded our local radio station portfolio from 60 to 340 by completing more than 10 radio transactions. We successfully transformed traditional broadcast radio assets that began with almost 100% of revenue tied to broadcast into Digital First brands that now generate a significant and growing amount of digital revenue. In addition to our radio acquisition activity, since 2010 we have executed acquisitions of digital assets, which have further extended our multi-product, cross-platform offering and provided geographic and revenue diversification. The acquired assets included certain assets of AOL Music and XXL. We intend to continue to consider attractively-priced acquisitions of radio stations and digital properties. We target assets that have strong brands, enjoy leading market share positions, generate strong cash flow, and generally possess traits consistent with our existing assets. In addition, acquiring assets allows us to achieve additional economies of scale, share best practices across a broader platform, and further diversify our revenue base across our properties and geographies.

Competition

The local media industry is very competitive. The success of each of our digital and radio properties depends largely upon our ability to attract audiences, to develop competitive products and solutions, and to price our products attractively relative to our local media competitors, to provide excellent customer service, as well as our ability to attract and retain sales, digital, content and leadership talent, and the overall demand for advertising within individual markets. We compete directly for audiences and advertising revenue with other radio broadcasters, satellite radio, cable television, broadcast television, print, and digital media operators, streaming music and video service providers and podcasters, amongst others. In addition, we compete for advertising revenue with a broader set of competitors in the advertising industry, including search and social media companies. We attempt to improve our competitive position, maximize our audience and grow our revenue by focusing on high quality, differentiated original local content and by providing innovative and effective advertising integrations for our customers, many of whom we have supported for many years, and managing our sales efforts to attract a larger share of advertising and marketing dollars from each customer.

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

As of December 31, 2025, we employed 1,804 full and part-time employees. None of our employees are covered by collective bargaining agreements and we consider our relations with our employees to be satisfactory.

We employ individuals in a large variety of roles. On occasion, in order to protect our interests, we enter into employment agreements with certain of our employees, including members of the senior management team, product leaders, local market presidents and selected sales personnel and local media personalities. We do not believe that the loss of any one of these individuals, excluding certain key members of our senior management, would have a material adverse effect on our financial condition or results of operations, taken as a whole. Our risks related to losing key members of our senior management team are more fully described in the section titled “Risk Factors.”

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

The following table sets forth, as of March 9, 2026, the number of our owned and operated radio stations by market, excluding booster stations, FM translator stations, and stations operated under Local Marketing Agreements (“LMAs”) (also known as Time Brokerage Agreements or “TBAs”).

Market	Stations
Abilene, TX	5
Albany-Schenectady-Troy, NY	5
Amarillo, TX	5
Atlantic City-Cape May, NJ	5
Augusta-Waterville, ME	3
Bangor, ME	5
Battle Creek, MI	2
Billings, MT	5
Binghamton, NY	4
Bismarck, ND	5
Boise, ID	6
Bozeman, MT	5
Buffalo-Niagara Falls, NY	4
Butte, MT	4
Casper, WY	6
Cedar Rapids, IA	3
Cheyenne, WY	3
Danbury, CT	2
Dubuque, IA (NR)	5
Duluth-Superior, MN, WI	5
El Paso, TX	3
Evansville, IN	5

Faribault/Owatonna, MN	4
Flint, MI	4
Ft. Collins-Greeley, CO	4
Grand Junction, CO	5
Grand Rapids, MI	5
Great Falls, MT	5
Kalamazoo, MI	3
Killeen-Temple, TX	5
Lafayette, LA	6
Lake Charles, LA	5
Lansing-East Lansing, MI	6
Laramie, WY	2
Lawton, OK	3
Lubbock, TX	6
Lufkin-Nacogdoches, TX	4
Missoula, MT (NR)	7
Montrose, CO	3
Monmouth-Ocean, NJ	5
New Bedford-Fall River, MA	2
Odessa-Midland, TX	5
Oneonta, NY	7
Owensboro, KY	2
Pittsfield, MA	5
Portland, ME	4
Portsmouth-Dover-Rochester, NH	4
Poughkeepsie, NY	8
Presque Isle, ME	3
Quad Cities, IA-IL	4
Quincy, IL-Hannibal, MO	4
Richland-Kennewick-Pasco, WA	7
Rochester, MN	10
Rockford, IL	4
San Angelo, TX	5
Sedalia, MO	3
Shelby, MT	2
Shreveport, LA	6
Sierra Vista, AZ	3
Sioux Falls, SD	8
St. Cloud, MN	6
St. George, UT	7
Texarkana, TX-AR	4

Trenton, NJ	3
Tuscaloosa, AL	6
Twin Falls-Sun Valley, ID	4
Tyler-Longview, TX	4
Utica/Rome, NY	5
Victoria, TX	4
Wenatchee, WA	8
Waterloo-Cedar Falls, IA	4
Wichita Falls, TX	4
Williston, ND	3
Yakima, WA	5

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

With respect to a partnership (or limited liability company), only the interest of a general partner (or managing member) is attributable if the entity’s organizational documents include certain terms. With respect to a corporation, officers, directors and persons or entities that directly or indirectly hold 5.0% or more of the corporation’s voting stock (20.0% or more of such stock in the case of insurance companies, investment companies, bank trust departments and certain other “passive investors” that hold such stock for investment purposes only) generally are attributed with ownership of the radio and television stations, owned by the corporation. As discussed below, participation in an LMA or a Joint Sales Agreement (“JSA”) also may result in an attributable interest. See “Local Marketing and Joint Sales Agreements.”

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

The Communications Act requires the FCC to review its broadcast ownership rules every four years. At the end of 2023, the FCC adopted a Report and Order resolving its 2018 quadrennial review. In the Report and Order, the FCC decided to retain the local radio ownership rule and the dual network rule, making substantive changes only to the local television ownership rule. That decision was appealed to and largely upheld by the 8th Circuit Court of Appeals, except with respect to one provision applicable only to television stations.

In December 2022 (while the 2018 quadrennial review remained pending), the FCC issued a Public Notice announcing its 2022 quadrennial review and, in September 2025, it issued a Notice of Proposed Rulemaking in the proceeding. The FCC sought comment on the three remaining broadcast ownership rules (local radio ownership rule, local television ownership rule, and the dual network), without proposing specific changes or the elimination of specific rules. This 2022 proceeding remains pending.

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

A person or entity with an attributable interest in a radio station that brokers more than 15.0% of the weekly content hours, or that sells more than 15.0% of the weekly advertising time of another radio station in the same market, will generally be considered to have an attributable ownership interest in that radio station for purposes of the FCC’s ownership rules. In that situation, an individual or entity may not enter into a LMA that allows it to program more than 15.0% of the weekly content hours of another radio station that it could not own under the FCC’s multiple ownership rules. In addition, the individual or entity cannot have a JSA with another station in the same market if the FCC’s ownership rules would otherwise prohibit common ownership of the radio stations.

Antitrust and Market Concentration Considerations

Potential future acquisitions, to the extent they meet specified size thresholds, will be subject to applicable waiting periods and possible review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), by the Department of Justice (“DOJ”) or the Federal Trade Commission (“FTC”), either of whom can be required to evaluate a transaction to determine whether that transaction should be challenged under the federal antitrust laws. Transactions are subject to the HSR Act only if the acquisition price or fair market value of the radio stations to be acquired is above $133.9 million, effective February 17, 2026. Our acquisitions have not met this threshold. Acquisitions that are not required to be reported under the HSR Act may still be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. At any time before or after the consummation of a proposed acquisition, the DOJ or the FTC could take such action under the antitrust laws as it deems necessary, including seeking to enjoin the acquisition or seeking divestiture of the business acquired or certain of our other assets. The DOJ has reviewed numerous radio station acquisitions where an operator proposes to acquire additional radio stations in its existing markets or multiple radio stations in new markets and has challenged a number of such transactions. Some of these challenges have resulted in consent decrees requiring the sale of certain radio stations, the termination of LMAs or other relief. In general, the Department of Justice has more closely scrutinized radio mergers and acquisitions resulting in local market shares in excess of 35.0% of local radio advertising revenue, depending on format, signal strength and other factors. There is no precise numerical rule, however, and certain transactions resulting in more than 35.0% revenue shares have not been challenged, while certain other transactions may be challenged based on other criteria such as audience shares in one or more demographic groups as well as the percentage of revenue share. We estimate that we have more than a 35.0% share of radio advertising revenue in many of our markets.

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

We are subject to risks and uncertainties related to general economic conditions and our business, some of which are beyond our control, including that:

•Macroeconomic factors such as high and sustained inflation and interest rates, enacted and proposed tariffs and changes in the economy have had, and may continue to have a material adverse effect on our business.

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

Risks Related to Economic Conditions and Our Business

Macroeconomic factors such as high and sustained inflation and interest rates, enacted and proposed tariffs and changes in the economy have had, and may continue to have a material adverse effect on our business.

A substantial majority of our net revenue is generated from the sale of local, regional and national advertising on our digital properties and radio stations. In addition, our target clients for our digital marketing solutions business are SMBs. Periods of economic slowdown and uncertainty, recession or recessionary indicators, increases in unemployment rates, interest rates and inflation rates, prolonged supply chain disruptions or labor shortages, market volatility, political instability or a reduction in consumer confidence in the U.S. economy may have a material adverse impact on our business, financial condition and results of operations. Additionally, tariffs or other trade restrictions affecting imported broadcasting equipment, servers, computer hardware, or other technology infrastructure could significantly increase our capital expenditure requirements or limit our access to critical equipment, which could adversely affect our operations. Decisions by advertisers and subscribers to delay, reduce or cancel their advertising, or subscription spending on our platforms based on changes in economic conditions could also slow our revenue growth or reduce our revenues, and SMBs, who generally have less resources than larger companies, may limit their spending. Furthermore, because a substantial portion of our revenue is derived from local advertisers, our ability to generate advertising revenue in specific markets (including concentrations in and around the Northeast, Upper Midwest, Texas and the Mountain West) could be adversely affected by local or regional economic downturns. A downturn in the U.S. economy could also adversely affect our advertising revenue and our results of operations.

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

The increasing number of digital media options available on the internet, through social networking platforms and through mobile and other devices distributing news and other content is expanding consumer choice significantly. Faced with a multitude of media choices and a dramatic increase in accessible information, consumers may place greater value on when, where, how and at what price they consume digital content than they do on the source or reliability of such content. The popularity of Artificial Intelligence (“AI”) driven news aggregation websites, customized news feeds

(often free to users), and AI driven content, including Chat GPT, Perplexity, and Google’s Gemini, has and may continue to reduce our traffic levels by creating a disincentive for the audience to visit our websites or use our mobile applications. In addition, the undifferentiated presentation of some of our content in aggregation with other content may lead audiences to fail to distinguish our content from the content of other providers. Our reputation for quality journalism and content are important in competing for revenue in this environment and are based on consumer and advertiser perceptions. If consumers fail to differentiate our content from other content providers in digital media, or if the quality of our journalism or content is perceived as less reliable, we may not be able to increase our online traffic sufficiently or retain a base of frequent visitors to our local and national digital properties.

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

Artificial intelligence presents new risks and challenges to our business.

We continue to develop and implement several AI initiatives, both internally and with external partners. Our efforts to develop, acquire or integrate these technologies involve time, costs, and other resources. Issues relating to the use of new and evolving technologies such as AI and machine learning may cause us to experience brand or reputational harm, competitive harm, legal liability, and new or enhanced governmental or regulatory scrutiny, and we may incur additional costs to resolve such issues. As with many innovations, AI presents risks and challenges that could undermine or slow adoption and therefore harm our business. Further, if our efforts to develop, acquire or integrate these technologies are unsuccessful, it may have a materially adverse impact on our business, future prospects and financial position.

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

Approximately 1% and 3% of our net revenue for the years ended December 31, 2025 and 2024, respectively, consisted of political advertising revenue. Political advertising revenue from elections, which is generally greater in even-numbered years and especially the years in which the U.S. President is elected, has the potential to create fluctuations in our operating results on a year-to-year basis. For example, we had political advertising revenue of $2.2 million and $13.4 million, during 2025 and 2024, respectively. In addition, political advertising revenue is dependent on the level of political ad spend and competitiveness of local, state and national elections within each local market.

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

The success of our radio stations is significantly impacted by our on-air talent, and we compete for on-air talent with other radio stations and radio station groups, radio networks, and other providers of syndicated content and other media such as broadcast television, cable television, satellite television, the internet and satellite radio. Our employees and other on-air talent are subject to change and may be lost to competitors or for other reasons, and the contracts we have with certain talent generally are limited in duration. Any adverse changes in particular programs or on-air talent in a particular market could have a negative impact on our ratings and generally could have a material adverse effect on our ability to attract advertisers, which could negatively impact our business, financial condition or results of operations. In addition in April 2024, the FTC adopted rules to ban most post-termination non-compete clauses and require employers to rescind existing ones. Those rules were appealed by several parties and ultimately never went into effect. As a result, there is no FTC rule banning non-compete clauses. However, the FTC has signaled such clauses are disfavored and is pursuing them via other authority in some cases. To the extent these clauses are an enforcement priority for the FTC, it could have a material adverse impact on our ability to retain key personnel.

Increases in or new royalties could adversely impact our business, financial condition and results of operations.

We pay royalties to song composers and publishers through four performing rights organizations (“PROs”). Royalties are currently paid to Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”), SESAC, Inc. (“SESAC”) and Global Music Rights, Inc. (“GMR”), for the performance of musical compositions on our radio stations and websites. We also pay royalties to SoundExchange for digital public performance of sound recordings in connection with the streaming of music. Royalty rates are subject to periodic adjustment and increased royalties. It is possible that our royalty rates associated with obtaining rights to use compositions and sound recordings in our programming content could increase as a result of private negotiations, regulatory rate-setting processes, or administrative and court decisions. In addition, should one or more new PRO establish that we use compositions to which they have the rights, the royalties we pay could increase.

From time to time, Congress considers legislation that could require that radio broadcasters pay sound recording performance royalties to record labels, recording artists, and other copyright holders for over-the-air broadcasting. That proposed legislation has been the subject of considerable debate and activity by the radio broadcast industry and other parties that could be affected. We cannot predict whether any proposed legislation will become law. The proposed legislation would add additional royalties to be paid for the benefit of record labels (or other sound recording copyright holders) and artists. If adopted, these royalties would increase the cost of music and other sound recordings. It is currently unknown what proposed legislation, if any, will become law. However, if adopted, such additional royalties could have an adverse effect on our business, financial condition and results of operations.

The DOJ, from time to time, considers whether to reform or terminate the long-standing antitrust consent decrees that govern music licensing by ASCAP and BMI. Any change to the consent decrees could lead to the increase of our royalty rates associated with obtaining rights to use musical compositions and sound recordings in our programming content.

The use of music other than in connection with our broadcast operations and the streaming of our broadcast programming is not covered by our broadcast licenses with ASCAP, BMI, SESAC, GMR and Sound Exchange. In most cases, rights to use music on digital platforms requires direct negotiations with the copyright holders. There is no guarantee that rights to such music uses can be obtained at reasonable costs, which could restrict our ability to monetize and grow our online operations.

Our substantial indebtedness could have an adverse impact on us.

We have a significant amount of indebtedness. As of December 31, 2025, we had $433.0 million of outstanding indebtedness, net of unamortized discount and deferred financing costs of $24.4 million, with annual 2026 cash interest expense requirement of approximately $40 million. On February 19, 2025 we entered into a credit agreement (the “Credit Agreement”) with Bank of America, N.A., as administrative agent and collateral agent and the lenders and financial institutions party thereto, that provides for a five-year $470 million senior secured term loan facility (the “Term Loan Facility”) and a five-year $20 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Senior Secured Credit Facility”). We the Senior Secured Credit Facility requires fixed quarterly repayments of the initial principal amount, which commenced on June 30, 2025, with the remaining balance payable upon maturity. We used the approximately $453 million of net proceeds from the Senior Secured Credit Facility (after giving effect to original issue discount, fees, expenses and the $10 million of the Revolving Credit Facility drawn at closing), together with cash on hand, to redeem $467.4 million aggregate principal amount outstanding of 6.875% senior secured notes due 2026. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. We may incur substantial additional amounts of indebtedness, as well as incur significant non-debt obligations, which could further exacerbate the risks associated with such indebtedness. Our substantial indebtedness could have other significant effects on our business.

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

As of December 31, 2025, our FCC licenses and goodwill comprised approximately 27.8% and 27.9% of our consolidated total assets, respectively. The valuation of intangible assets is subjective and based on estimates rather than precise calculations. If actual future results are not consistent with the assumptions and estimates used, we may be exposed to impairment charges in the future. The fair value measurements for both our goodwill and indefinite-lived intangible assets use significant unobservable inputs which reflect our own assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk.

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

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems could interrupt or damage our operations, harm our reputation, and adversely affect our competitive position. A security breach could occur both from external sources, including malicious attacks and third-party service provider vulnerabilities, as well as internal sources, such as employee error, failures in our security measures or vulnerabilities in our networks or code base. Any security breaches of our computer systems, including repeated or sustained attacks or disruptions, could interrupt delivery of services to customers, potentially increasing costs and reducing revenue. If third parties or our employees are able to penetrate our network security or otherwise misappropriate personal information or contact information of our customers, audience, business partners or advertisers, or if we give third parties or our employees improper access to such data, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims as well as claims that we failed to uphold our contractual obligations or legal duties to protect the privacy and confidentiality of our business partners and other stakeholders. This liability could also include claims for other misuses or losses of personal information, including for unauthorized marketing purposes. Even in the absence of bad actors, unidentified vulnerabilities or glitches in our systems could result in the loss of business-critical data or otherwise compromise the confidentiality, integrity or availability of such data. Other liabilities could include claims alleging misrepresentation of our privacy and data security practices. We could also be subject to regulatory enforcement actions or private rights of action in certain jurisdictions.

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

There have been recent developments in U.S. federal and state data protection laws that we may be required to comply with and which may impact our business. For example, the California Consumer Privacy Act (the “CCPA”), among other things, allows California consumers the right to opt out of the “sale” or “sharing” of their personal information, which includes any data transferred for the purpose of cross-contextual behavioral advertising. This opt-out right, and similar opt-out rights in other effective and proposed state privacy laws, may have an adverse effect on our business by decreasing the availability of and increasing the cost of data. The CCPA and other state privacy laws also impose broader obligations on covered businesses such as transparency and information security requirements, and additional privacy rights such as rights to access and delete personal information. Enforcement of these laws may carry a variety of consequences, including civil penalties, litigation, private rights of action or damage to our reputation. In addition, if any of our third-party service providers fail to comply with applicable privacy laws, we may face additional exposure and liability on behalf of such providers. While we attempt to control against such outcomes through our vetting of third-party service providers and with appropriate contractual obligations, we cannot ensure our third-party service providers will fully comply with all such obligations. Moreover, the regulatory landscape is constantly evolving and subject to ongoing interpretations and guidance from regulatory authorities. The costs of compliance and other burdens imposed by CCPA and other privacy laws could have an adverse impact on our business, results of operations and financial condition.

We rely on third parties to provide the technologies necessary to deliver content, advertising and services, and adverse changes to these arrangements could harm our business.

Our success depends on the continued availability and evolution of technologies provided by third parties to deliver content, advertising and services. Changes to licensing terms, technology costs, or the availability of these formats could adversely affect our business. In addition, although we rely on widespread adoption of these technologies to reach audiences effectively, factors beyond our control, including changes in providers’ business models or fees, may limit user acceptance, reduce the performance of our digital platforms, or increase our costs, any of which could harm our business.

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

Acquisitions have been and may continue to be an important component of our overall strategy. The acquisition of a radio station requires the prior approval of the FCC and may require approvals by other governmental agencies, such as the DOJ or the FTC. To obtain that approval, a proposed acquirer is required to file a transfer of control or assignment of license application with the FCC. The Communications Act and FCC rules allow members of the public and other interested parties to file petitions to deny or other objections to the FCC with respect to the grant of any transfer or assignment application. The FCC could rely on those objections or its own initiative to deny a transfer or assignment application or to require changes in the transaction, including the divestiture of radio stations and other assets, as a condition to having the application granted. Although we do not currently expect such divestitures to be material to our financial position or results of operations, no assurances can be provided that we would not be required to divest additional radio stations in connection with obtaining such approval, or that any such required divestitures would not be material to our financial position or results of operations. The FCC could also change its existing rules and policies to reduce the number of radio stations that we would be permitted to acquire in some markets. For these and other reasons, there can be no assurance that the FCC will approve potential future acquisitions that we deem material to our business. See “-There are risks associated with our acquisition strategy” for additional information regarding FCC and other regulatory approvals required for acquisitions.

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

We began paying quarterly cash dividends in 2023, however any future cash dividends will be at the discretion of our board of directors and other factors. You may not receive any return on investment unless you are able to sell your Class A common stock for a price greater than your purchase price.

On March 6, 2023, the board of directors approved a quarterly dividend of $0.1875 per share for holders of record as of March 27, 2023. On February 28, 2024, the board of directors increased the quarterly dividend to $0.1975 per share. On March 13, 2025, the board of directors increased the quarterly dividend to $0.20 per share. We previously paid a quarterly dividend of $0.075 per share starting in 2018, which was ceased in 2020 as a result of uncertainty created by the COVID-19 pandemic. Any determination to continue to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, including agreements governing our indebtedness, any potential indebtedness we may incur, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, if you purchase shares, realization of a gain on your investment may depend on the appreciation of the price of our Class A common stock, which may never occur.

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

Item 2. Properties

The types of properties required to support our business include offices, radio station studios, transmitter and tower sites. In each of our markets our radio station studios and offices are generally co-located. Transmitter and tower sites are also generally co-located. The location of our towers is generally chosen so as to provide optimal signal coverage, within the confines of FCC broadcast rules.

As of December 31, 2025, we owned 51 facilities containing broadcast studios and 273 towers in our 74 markets. Where we do not own studios or towers, we lease these facilities. In addition, we lease various office facilities across the U.S. for our corporate, digital marketing solutions, and e-commerce operations, including a space in Purchase, New York for our principal corporate office. We also lease venues to host our live events from time to time.

We believe we can renew our facility leases or lease alternative or additional space if required. We own or lease substantially all of our other equipment, consisting principally of transmitting antennae, transmitters, studio equipment, certain live event production equipment and general office equipment. Where we do not own necessary equipment, we lease that equipment. In some cases, we lease the equipment in addition to our owned equipment.

We believe that our properties are generally in good condition and suitable for our operations; however, we continually look for opportunities to upgrade our operations, and continuously evaluate how to optimize our capital allocation as it relates to our properties.

Item 3. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the fourth quarter of the year ended December 31, 2025. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Holders

On March 9, 2026, the Company had 118 Class A common stockholders of record, 5 Class B common stockholders of record, and 1 Class C common stockholder of record. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other financial institutions.

Dividend Policy

In 2018 the Company paid its first cash dividend of $0.075 per share, and paid equivalent dividends on a quarterly basis through the second quarter of 2020. Each quarterly dividend payment was approximately $2.1 million in the aggregate. The final dividend payment was made to shareholders of record as of April 2, 2020 on May 15, 2020. Due to the economic circumstances and uncertainty created by the COVID-19 pandemic, our board of directors determined to cease payment of quarterly cash dividends following the May 2020 dividend payment. On March 6, 2023, the board of directors approved a quarterly dividend of $0.1875 per share. In February of 2024, the board of directors approved a quarterly dividend of $0.1975 per share and on March 13, 2025, the board of directors increased the quarterly dividend to $0.20 per share. The Company declared and subsequently paid equivalent dividends in the second, third and fourth quarters of 2025, and the first quarter of 2026. Each quarterly dividend payment was approximately $3 million in the aggregate. On March 4, 2026, the board of directors approved a quarterly dividend of $0.20 per share. The dividend will be paid to holders of record as of April 27, 2026 on May 4, 2026.

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

Recent Sale of Unregistered Securities

None.

Issuer Purchase of Equity Securities

The following table provides certain information with respect to the Company's purchases of its common shares during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
October 1, 2025 through October 31, 2025	3,891	$6.38	$—
November 1, 2025 through November 30, 2025	3,319	$6.38	$—
December 1, 2025 through December 31, 2025	—	$—	$—
Total	7,210	$6.38	$—
(1) A total of 7,210 shares were transferred to us from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock during the period. We did not purchase any shares of our common stock in the open market pursuant to a repurchase program.

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

OUR BUSINESS

Townsquare is a community-focused digital and broadcast media and marketing solutions company principally focused outside the top 50 markets in the U.S. Townsquare Ignite, our robust digital advertising division specializes in helping businesses of all sizes connect with their target audience through data-driven, results based strategies, by utilizing a) our proprietary digital programmatic advertising technology stack with an in-house demand and data management platform and b) our owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data. Townsquare Interactive, our subscription digital marketing services business, partners with small and medium-sized businesses (“SMBs”) to help manage their digital presence by providing a SAAS business management platform, website design, creation and hosting, search engine optimization and other digital services. And through our portfolio of local radio stations strategically situated outside the Top 50 markets in the United States we provide effective advertising solutions for our clients and relevant local content for our audiences.

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

Advertising revenue is highly correlated to changes in gross domestic product (“GDP”) as dollars spent on advertising has historically trended in line with, and in our experience often lags, changes in GDP. According to the U.S. Department of Commerce estimate as of February 20, 2026, U.S. GDP increased 2.2% for the year ended December 31, 2025.

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

Our most significant expenses are sales personnel, programming, digital, marketing and promotional, engineering, and general and administrative expenses. We strive to control these expenses by closely monitoring and managing each of our local markets and through efficiencies gained from the centralization of finance, accounting, legal, human resources functions and management information systems, and the implementation of AI. We also use our scale and diversified geographic portfolio to negotiate favorable rates with vendors where feasible.

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

Our business enjoys strong cash flow generation owing to the relatively limited capital needs of our operations. During the year ended December 31, 2025, we recorded $15.2 million of capital expenditures, which represented 3.6% of net revenue during the same period. In addition, we benefit from certain tax attributes that generate tax deductions which have historically limited the amount of cash taxes we pay.

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

The Company incurred approximately $5.5 million of fees and expenses in connection with the Senior Secured Credit Facility which were capitalized and are being amortized over the remaining term of the Senior Secured Credit Facility, along with an original issue discount of $23.5 million, using the effective interest method.

During 2025, the Company voluntarily repaid an aggregate $5.8 million principal amount of its Term Loan below par, plus accrued interest.

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

Highlights of Our Financial Performance

Certain key financial developments in our business for the year ended December 31, 2025 as compared to 2024 are summarized below:

•Net revenue for the year ended December 31, 2025, decreased $23.6 million, or 5.2%, as compared to the year ended December 31, 2024. Our Broadcast Advertising net revenue decreased $26.5 million, or 12.6% and our Subscription Digital Marketing Solutions net revenue decreased $0.5 million, or 0.7% as compared to the year ended December 31, 2024. These decreases were partially offset by a $2.6 million, or 1.6%, increase in our Digital Advertising net revenue and a $0.8 million, or 11.8%, increase in our Other net revenue.

•Excluding revenue related to political advertising of $2.2 million and $13.4 million for the years ended December 31, 2025 and 2024, respectively, net revenue decreased $12.3 million, or 2.8% to $425.2 million. Broadcast Advertising net revenue decreased $15.8 million, or 8.0%, to $181.5 million and Digital Advertising net revenue increased $3.1 million, or 2.0%, to $160.9 million.

•Operating income increased $22.5 million to $44.2 million for the year ended December 31, 2025, as compared to operating income of $21.7 million for the year ended December 31, 2024. Operating income increased due to a decrease in total non-cash impairment charges of $28.8 million, a decrease in direct operating expenses of $8.5 million, and a $8.1 million increase in net gains on the sales and retirement of assets. These variances were partially offset by the $23.6 million decrease in net revenue.

•Our Broadcast Advertising segment reported operating income of $39.3 million, an increase of $20.0 million compared to operating income of $19.3 million for the year ended December 31, 2024, due to a decrease in total non-cash impairment charges of $27.7 million, a decrease in direct operating expenses of $11.9 million and an increase in net gains on the sales and retirement of assets of $6.5 million. These increases were partially offset by the $26.5 million decrease in net revenue. Our Digital Advertising segment reported operating income of $27.7 million, a decrease of $8.5 million from 2024, primarily due to a $7.3 million increase in direct operating expenses and a $3.5 million increase in non-cash impairment charges, partially offset by the $2.6 million increase in net revenue. Our Subscription Digital Marketing Solutions segment reported operating income of $22.6 million, an increase of $4.6 million from 2024, primarily due to a $4.2 million decrease in direct operating expenses.

Consolidated Results of Operations

Year ended December 31, 2025 compared to year ended December 31, 2024

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Year Ended December 31,
Statement of Operations Data:	2025	2024	$ Change	% Change

Net revenue	$427,380	$450,982	$(23,602)	(5.2)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	318,276	326,782	(8,506)	(2.6)%
Depreciation and amortization	18,408	19,667	(1,259)	(6.4)%
Corporate expenses	20,997	23,815	(2,818)	(11.8)%
Stock-based compensation	13,776	17,171	(3,395)	(19.8)%
Transaction and business realignment costs	11,650	4,905	6,745	137.5%
Impairment of intangible assets, goodwill, investments, and long-lived assets	8,911	37,714	(28,803)	(76.4)%
Net gain on sales and retirement of assets	(8,839)	(765)	(8,074)	**
Total operating costs and expenses	383,179	429,289	(46,110)	(10.7)%
Operating income	44,201	21,693	22,508	103.8%
Other expense (income):
Interest expense, net	47,924	36,226	11,698	32.3%
Loss on extinguishment, repayments and repurchases of debt	1,205	46	1,159	**
Other expense (income), net	94	(4,958)	5,052	**
Loss from operations before tax	(5,022)	(9,621)	4,599	(47.8)%
Income tax provision	4,728	1,307	3,421	261.7%
Net loss	$(9,750)	$(10,928)	$1,178	(10.8)%

The following table presents the Company's reportable segment net revenue, direct operating expenses, and profit for each of the years ended December 31, 2025 and 2024, respectively (in thousands):

	Net Revenue				Direct Operating Expenses				Segment Profit (Loss)
	For the Year Ended December 31,				For the Year Ended December 31,				For the Year Ended December 31,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Digital Advertising	$161,176	$158,615	$2,561	1.6%	$125,232	$117,916	$7,316	6.2%	$35,944	$40,699	$(4,755)	(11.7)%
Subscription Digital Marketing Solutions	74,843	75,343	(500)	(0.7)%	49,705	53,930	(4,225)	(7.8)%	25,138	21,413	3,725	17.4%
Broadcast Advertising	183,357	209,867	(26,510)	(12.6)%	135,261	147,136	(11,875)	(8.1)%	48,096	62,731	(14,635)	(23.3)%
Other	8,004	7,157	847	11.8%	8,078	7,800	278	3.6%	(74)	(643)	569	(88.5)%
Total	$427,380	$450,982	$(23,602)	(5.2)%	$318,276	$326,782	$(8,506)	(2.6)%	$109,104	$124,200	$(15,096)	(12.2)%

Net Revenue

Net revenue for the year ended December 31, 2025 decreased by $23.6 million, or 5.2%, as compared to the same period in 2024. Our Broadcast Advertising net revenue decreased $26.5 million, or 12.6%, due to decreases in the purchases of advertising by our clients and political revenue. Our Subscription Digital Marketing Solutions net revenue decreased $0.5 million, or 0.7% as compared to the year ended December 31, 2024, due to reduced sales velocity as a result of lower headcount. These decreases were partially offset by a $2.6 million, or 1.6%, increase in our Digital

Advertising net revenue due to purchases of new advertising and a $0.8 million, or 11.8%, increase in our Other net revenue.

Direct Operating Expenses

Direct operating expenses for the year ended December 31, 2025 decreased by $8.5 million, or 2.6%, when compared with the same period in 2024. Our Broadcast Advertising direct operating expenses for the year ended December 31, 2025 decreased $11.9 million, or 8.1%, driven by lower compensation and sales expenses, partially offset by a higher provision for credit losses. Our Subscription Digital Marketing Solutions direct operating expenses decreased $4.2 million, or 7.8%, as compared to the same period in 2024 due to lower compensation. These decreases were partially offset by $7.3 million or 6.2%, increase in our Digital Advertising direct operating expenses primarily driven by higher inventory and compensation costs. Other direct operating expenses increased $0.3 million, or 3.6%.

Segment Profit

Segment profit for the year ended December 31, 2025 decreased by $15.1 million, or 12.2%, when compared with the same period in 2024. Our Broadcast Advertising segment profit for the year ended December 31, 2025 decreased $14.6 million, or 23.3%, as compared to 2024, primarily due to decline in traditional broadcast revenue, including the decline of political revenue. Our Digital Advertising segment profit decreased $4.8 million, or 11.7%, primarily due to the increase in compensation and inventory costs. Subscription Digital Marketing Solutions segment profit increased $3.7 million, or 17.4% as compared to the year ended December 31, 2024, due to the decrease in compensation.

Corporate Expenses

Corporate expenses for the year ended December 31, 2025 decreased $2.8 million, or 11.8%, as compared to 2024, primarily due to lower compensation costs.

Stock-based Compensation

Stock-based compensation expense for the year ended December 31, 2025 decreased $3.4 million, or 19.8%, as compared to 2024, due to $4.6 million of expense recognized for the cash settlement of options in 2024 that did not reoccur in 2025. This was partially offset by a $0.3 million increase in expense recognized for grants during 2025 and a $0.9 million increase in expense related to the stock bonus program. For further discussion, see Note 10, Stockholders' Deficit, in the Notes to the Consolidated Financial Statements.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the year ended December 31, 2025 increased $6.7 million, or 137.5%, as compared to 2024, primarily due to costs associated with a change in the provider for listing management tools supporting the Subscription Digital Marketing Solutions segment and the August 2025 settlement between the Radio Music License Committee and performing rights organizations related to music license royalty payments from 2022 through June of 2025.

Impairment of Intangible Assets, Goodwill, Investments, and Long-Lived Assets

The Company recorded total impairment charges of $8.9 million related to intangible assets, goodwill, and long-lived assets during the year ended December 31, 2025. We recorded total impairment charges of $3.5 million related to FCC licenses in 5 of our 74 local markets during the year ended December 31, 2025, as compared to $30.9 million of impairment charges related to FCC licenses in 27 of our 74 local markets during the year ended December 31, 2024. The impairment charges were primarily driven by decreases in third-party forecasts of broadcast revenues and an increase in the estimate of initial capital costs due to rising prices.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment performed as of December 31, 2025 would have caused the estimated fair values of our FCC licenses to decrease by $26.1 million which would have resulted in an additional impairment charge of $3.1 million. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $16.1 million which would have resulted in a further impairment charge of $3.6 million as of December 31, 2025. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $10.4 million which would result in an impairment charge of $4.2 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast operations. In the event broadcast revenue experiences actual or anticipated declines, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

During the third quarter of 2025, the Company concluded that the carrying amount of the National Digital reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $3.0 million. Following the non-cash goodwill impairment charge, the National Digital reporting unit had $3.5 million of goodwill remaining as of December 31, 2025. Due to reductions in the commitments of its largest customers, the Company concluded that the carrying amount of the Analytical Services reporting unit exceeded its fair value as of December 31, 2025. As a result, the Company recognized a $2.3 million non-cash goodwill impairment charge in the fourth quarter of 2025, resulting in a total of $5.3 million of non-cash goodwill impairment charges during the year ended December 31, 2025. Following the non-cash goodwill impairment charge, the Analytical Services reporting unit had no goodwill remaining as of December 31, 2025.

The Local Advertising, Amped, and Live Events reporting units had no goodwill as of December 31, 2025.

The Company recorded total non-cash goodwill impairment charges of $4.4 million during the year ended December 31, 2024, of which $2.6 million related to the Live Events reporting unit and $1.8 million related to the National Digital reporting unit.

Unfavorable changes in certain key assumptions utilized in determining the fair values of each of our reporting units may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital assumption for each of our reporting units would cause the estimated fair values of our National Digital, Townsquare Ignite and Townsquare Interactive reporting units to decline, resulting in a decrease in the fair value in excess of their respective carrying values by approximately 3%, 4%, and 4%, respectively. Further, keeping all other assumptions constant, a 10% decline in the estimated fair value of each reporting unit, due to other changes in assumptions, including forecasted future cash flows, would not have resulted in incremental goodwill impairment charges to our reporting units.

For further discussion, see Note 5, Goodwill and Other Intangible Assets, Net in the Notes to Consolidated Financial Statements.

During the year ended December 31, 2024, the Company recorded an impairment charge of $2.0 million related to certain of its equity securities, which are measured at cost minus impairment. For further discussion, see Note 6, Investments, in the Notes to Consolidated Financial Statements.

Net Gain on Sales and Retirement of Assets

During the year ended December 31, 2025, the Company recognized $8.8 million in net gains on the sales of property and leased assets in several markets, including a $6.2 million gain on the sales of property in the Bismarck, ND and Boise, ID, markets and a $1.5 million gain on the sale of the Company’s aircraft.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
2026 Notes	$4,282	$33,621
Term Loan	37,639	—
Revolver	514	—
Capital leases and other	894	1,179
Deferred financing costs	1,056	2,077
Debt discount amortization	3,539	—
Interest income	—	(651)
Interest expense, net	$47,924	$36,226

Loss on extinguishment, repayments and repurchases of debt

During the year ended December 31, 2025, the Company recognized a $1.2 million net loss on the early extinguishment of debt, comprised of the write-off of $1.5 million of unamortized deferred financing fees previously capitalized in connection with the 2026 Notes, partially offset by approximately $0.2 million net gain on the voluntarily repayment of an aggregate $5.8 million principal amount of Term Loan below par, plus accrued interest. For further discussion, see Note 7, Long-Term Debt, in the Notes to Unaudited Consolidated Financial Statements.

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

Insurance Recoveries

During the year ended December 31, 2025 and 2024, the Company recorded total insurance recoveries of $0.2 million and $0.5 million, respectively, primarily related to fire, construction and flood damages.

Unrealized (Gain) Loss on Investment

Other expense (income), net includes unrealized losses related to measuring the fair value of one of the Company's investees that was sold during 2024. Prior to its sale, the Company recognized a total unrealized net gain of $0.2 million as a result of changes in the fair value of the investee's common stock during 2024. See Note 6, Investments, in our Notes to Consolidated Financial Statements for further discussion related to this investment.

Income tax provision

We recognized an income tax provision of $4.7 million for the year ended December 31, 2025 as compared to $1.3 million for the same period in 2024. Our effective tax rate was approximately 94.1% for the year ended December 31, 2025 as compared to 13.6% for the year ended December 31, 2024. The increase in the effective tax rate is primarily driven by the valuation allowance for interest expense carryforwards and non-deductible compensation costs for the year ended December 31, 2025.

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

Liquidity and Capital Resources

	Year Ended December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$4,759	$32,990
Restricted cash	58	—

Cash provided by operating activities	$30,603	$48,748
Cash used in investing activities	(4,459)	(9,927)
Cash used in financing activities	(54,317)	(67,380)
Net decrease in cash and cash equivalents	$(28,173)	$(28,559)

Operating Activities

Net cash provided by operating activities was $30.6 million for the year ended December 31, 2025, as compared to $48.7 million for the same period in 2024. This decrease was primarily related to higher cash interest payments in 2025, partially offset by changes in working capital balances, particularly accounts receivable, accrued expenses and accounts payable.

Investing Activities

Net cash used in investing activities was $4.5 million for the year ended December 31, 2025, as compared to $9.9 million for the same period in 2024. The decrease in net cash used in investing activities was primarily due to a $3.5 million increase in proceeds from the sales of assets and investment related transactions and a $2.2 million decrease in purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $54.3 million for the year ended December 31, 2025, as compared to $67.4 million for the same period in 2024. The primary differences in net cash used in financing activities in 2025 as compared to 2024 include:

•the repayment of $467.4 million of principal amount of the 2026 Notes, offset by proceeds from the Term Loan of $441.7 million, net of fees and expenses;
•total Term Loan repayments of $14.0 million, as compared to voluntary repurchases of 2026 Notes in the amount of $36.0 million in 2024;
•$2.0 million in net borrowings under the Revolver;

•a $7.0 million decrease in proceeds from stock option exercises for the year ended December 31, 2025 as compared to the same period a year ago; and
•$1.5 million of shares repurchased to cover employee tax withholdings on restricted stock that vested during the year ended December 31, 2025, as compared to $23.9 million for repurchases of common stock during the year ended December 31, 2024.

Sources of Liquidity and Anticipated Cash Requirements

We fund our working capital requirements through a combination of cash flows from our operating, investing, and financing activities. Based on current and anticipated levels of operations and conditions in our markets and industry, we believe that our cash on hand and cash flows from our operating, investing, and financing activities will enable us to meet our working capital, capital expenditures, debt service, dividend payments and other funding requirements for at least one year from the date of this report. Future capital requirements may be materially different than those currently planned in our budgeting and forecasting activities and depend on many factors, some of which are beyond our control. We have focused on and will continue to monitor our liquidity in response to current and future economic challenges and uncertainty.

As of December 31, 2025, we had $433.0 million of outstanding indebtedness, net of deferred financing costs of $24.4 million.

During the year ended December 31, 2025, the Company voluntarily repaid an aggregate $5.8 million principal amount of its Term Loan, below par plus accrued interest.

Term Loan and Revolving Credit Facility

On February 19, 2025 we entered into a five-year, $490 million Credit Agreement (the "Term Loan") and a five-year, $20 million Revolving Credit Facility (the "Revolver"), together the Senior Secured Credit Facility as discussed in Note 7, Long-Term Debt. The net proceeds from the Credit Agreement, together with cash on hand, was used to repay all of the outstanding 2026 Notes on February 19, 2025, and to pay the fees and expenses related thereto.

As of December 31, 2025, the balance of the Term Loan was $455.4 million with a current interest rate of 8.90%, based on current SOFR levels and the applicable margin of 500 basis points. As of December 31, 2025, borrowings under the Revolving Credit Facility had an interest rate of approximately 7.80%, based on current SOFR levels and the applicable margin of 375 basis points.

The Company was in compliance with its covenants under the Senior Secured Credit Facility as of December 31, 2025.

Based on the terms of the Credit Agreement, as of December 31, 2025, we expect our mandatory debt service requirements to be approximately $51.3 million over the next twelve months. See Note 7, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our Senior Secured Credit Facility.

As of December 31, 2025, we had $4.8 million of cash and cash equivalents, $52.0 million of receivables from customers, which historically have had an average collection cycle of approximately 50 days.

On October 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.3 million was paid to holders of record as of January 26, 2026, on February 2, 2026. On March 4, 2026, the board of directors approved a quarterly dividend of $0.20 per share. The dividend will be paid to holders of record as of April 27, 2026 on May 4, 2026.

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

Stock-based Compensation

We measure and recognize stock-based compensation expense related to stock-based transactions, including employee awards and the Employee Stock Purchase Plan, (“ESPP,”) based on the fair value of the award on the grant date. The fair values of restricted stock awards are determined based on the fair market value of our common stock at the time of grant. We estimate the fair value of option awards using the Black-Scholes or Monte Carlo option-pricing models for service and market-based options, respectively. We estimate the fair value of the ESPP based on the estimated grant-date fair value determined using the Black-Scholes model. These models require assumptions including the fair value of our common stock, expected volatility, expected term of the award, exercise timing, expected dividend yield and risk-free interest rate. Stock-based compensation expense is recognized as the equity awards vest or on derived service period. We account for forfeitures as a reduction of compensation cost in the period when such forfeitures occur.

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

We evaluate the need for valuation allowances to reduce the deferred tax assets to realizable amounts. Management evaluates all positive and negative evidence and uses judgment regarding past and future events, including operating results, to help determine when it is more likely than not that all or some portion of the deferred tax assets may not be realized. When appropriate, a valuation allowance is recorded against deferred tax assets to offset future tax benefits that may not be realized. As of December 31, 2025, the Company has recorded $39.1 million of valuation allowance against its deferred tax assets. Revisions to our forecasts or declining macroeconomic conditions could result in changes to our assessment of the realization of these deferred income tax assets.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

Based on the evaluation performed as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer determined that the Company’s internal control over financial reporting was effective as of December 31, 2025.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Our independent registered public accounting firm, BDO USA, P.C., independently assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in the firm’s attestation report, which appears on page F-3.

PART III

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408(a) and (c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item, as well as the information required by this item with respect to our insider trading policy, is incorporated herein by reference to the information in the 2026 Proxy Statement under the caption “Directors and Corporate Governance” and “Executive Officers.”

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the information in the 2026 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the information in the 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Securities Authorized for Issuance Under Equity Compensation Plan

The following table summarizes information, as of December 31, 2025, relating to equity compensation plans of the Company pursuant to which equity securities of the Company are authorized for issuance. For more information on these plans, see Note 10, Stockholders’ Deficit, in our Notes to Consolidated Financial Statements.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights (a)	Weighted-Average Exercise Price of Outstanding Options and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,859,321	$7.21	10,181,082
Equity compensation plans not approved by security holders	—	—	—
Total	6,859,321	$7.21	10,181,082

Employee Stock Purchase Plan

In September 2021, the Company’s Board of Directors approved the 2021 Employee Stock Purchase Plan (the “ESPP”). The Plan constitutes a sub-plan under the Townsquare Media, Inc. 2014 Omnibus Incentive Plan. Under the ESPP, eligible employees may authorize payroll deductions of at least 3% but no more than 15% of their current compensation of each payday during six month offering periods which commence on January 1 and July 1. Contributions are subject to an annual limitation of $25,000, and are used to purchase shares of Class A common stock at 90% of the fair market value of the Class A common stock on either the first or last day of an offering period, whichever is lower. The total number of shares purchased during each offering period may not exceed 2,000 shares per eligible participant and the total aggregate discount price for any calendar year may not exceed an annual limitation of $600,000. The first offering period for the ESPP commenced on January 1, 2022. During the year ended December 31, 2025, the total amount of common stock issued under the ESPP totaled 78,389 shares of Class A common stock. During the year ended December 31, 2024, a total of 75,846 shares of Class A common stock were issued under the ESPP.

Stock Repurchase Plan

On December 10, 2024, the Board of Directors authorized and approved a stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period (the "2024 Stock Repurchase Plan"). The 2024 Stock Repurchase Plan has substantially the same terms as, and was intended to replace, the 2021 Stock Repurchase Plan, which expired on December 16, 2024. During the year ended December 31, 2025, there were no shares repurchased under the 2024 Stock Repurchase Plan. During the year ended December 31, 2024, a total of 2,281,631 shares were repurchased under the 2021 Stock Repurchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the information in the 2026 Proxy Statement under the captions “Directors and Corporate Governance,” “Executive Officers" and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the information in the 2026 Proxy Statement under the caption “Other Audit Committee Matters.”

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

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
3.1	Certificate of Incorporation of Townsquare Media, Inc.		S-1/A		3.1	7/14/2014

3.2	Bylaws of Townsquare Media, Inc.		S-1/A		3.2	7/14/2014

4.1	Indenture dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors named therein and Wilmington Trust, National Association, as trustee		8-K		4.1	4/1/2015

4.2	Form of 6.500% Senior Note due 2023		8-K		4.2	4/1/2015

4.3	Warrant Agreement, dated as of July 25, 2014, by and among Townsquare Media, Inc., the persons set forth on Schedule I thereto, and any other registered holders of the Warrant Certificates (as defined therein) from time to time party thereto		8-K		10.2	7/31/2014

4.4	Indenture, dated as of January 6, 2021, among the Company, the guarantors named therein and Wilmington Trust, National Association, as trustee and notes collateral agent.		8-K		4.1	1/6/2021

4.5	Form of 6.875% Senior Note due 2026		8-K		4.2	1/6/2021

4.6	Description of Securities Registered Pursuant to Section 12 of the Exchange Act of 1934	X

10.1.1	Credit Agreement dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent and collateral agent, and the lenders and financial institutions party thereto		8-K		10.1	4/1/2015

10.1.2	Guarantee and Security Agreement dated as of April 1, 2015, among Townsquare Media, Inc., the guarantors party thereto and Royal Bank of Canada, as administrative and collateral agent		8-K		10.2	4/1/2015

10.1.3	Incremental Amendment Agreement No. 1, dated as of September 1, 2015, among Townsquare Media, Inc. and Royal Bank of Canada as administrative agent and Incremental Term Lender		10-Q/A	9/30/2015	10.2	11/9/2015

10.1.4	Amendment No. 2, dated as of February 8, 2017, to the Credit Agreement, dated as of April 1, 2015, among Townsquare Media, Inc., Royal Bank of Canada, as administrative agent, and the other parties thereto.		10-K	12/31/2016	10.4	3/13/2017

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.1.5	Amendment No. 3, dated October 20, 2017, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015 and Amendment No. 2 dated as of February 8, 2017) (the “Credit Agreement”), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	9/30/2017	10.5	11/7/2017

10.1.6	Amendment No. 4, dated April 30, 2019, to the Credit Agreement, dated as of April 1, 2015 (as amended by the Incremental Amendment Agreement No. 1 dated as of September 1, 2015, Amendment No. 2 dated as of February 8, 2017 and Amendment No. 3 dated as of October 20, 2017), among Townsquare Media, Inc., each lender from time to time party thereto, Royal Bank of Canada, as administrative agent and collateral agent.		10-Q	3/31/2019	10.1	5/7/2019

10.1.7	Amendment No. 5, dated April 13, 2020, to the Credit Agreement, dated as of April 1, 2015, as amended, among Townsquare Media, Inc., each lender from time to time party thereto, and Royal Bank of Canada, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2020)		8-K		10.1	4/17/2020

10.1.8	Credit Agreement dated as of February 19, 2025, among the Company, Bank of America, N.A., as administrative agent and collateral agent, and the lenders and financial institutions party thereto		8-K		10.1	2/24/2025

10.1.9	Security Agreement dated as of February 19, 2025, among the Company, the guarantors party thereto and Bank of America, N.A., as collateral agent.		8-K		10.2	2/24/2025

10.2.1 *	Employment Agreement, between Townsquare Media, Inc. and Bill Wilson, dated October 16, 2017.		8-K		10.1	10/19/2017

10.2.2 *	Employment Agreement Amendment, dated April 27, 2018 to Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	5/3/2018

10.2.3 *	Second Amendment, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, as amended on April 24, 2019, by and between Townsquare Media, Inc. and Bill Wilson.		8-K		10.1	12/13/19

10.2.4 *	Amended and Restated Employment Agreement, dated, October 7, 2022, by and between Townsquare Media Inc. and Bill Wilson.		8-K		10.1	10/14/2022

10.3.1 *	Letter Agreement, between Townsquare Media, Inc. and Steven Price, dated October 16, 2017.		8-K		10.3	10/19/2017

10.3.2 *	Amendment to Letter Agreement, dated December 9, 2019, to the Letter Agreement, dated October 16, 2017, and between Townsquare Media, Inc, and Steven Price.		8-K		10.4	12/13/2019

10.4.1 *	Employment Agreement, between Townsquare Media, Inc. and Stuart Rosenstein, dated October 16, 2017.		8-K		10.4	10/19/2017

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.4.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 16, 2017, by and between Townsquare Media, Inc. and Stuart Rosenstein.		8-K		10.2	12/13/2019

10.4.3 *	Amended and Restated Employment Agreement, dated, October 7, 2022, by and between Townsquare Media Inc. and Stuart Rosenstein.		8-K		10.2	10/14/2022

10.5.1 *	Employment Agreement, between Townsquare Media, Inc. and Erik Hellum, dated October 25, 2017.		10-K	12/31/2018	10.10	3/12/2019

10.5.2 *	Amendment to Employment Agreement, dated December 9, 2019, to the Employment Agreement, dated October 25, 2017, by and between Townsquare Media, Inc. and Erik Hellum.		8-K		10.3	12/13/2019

10.5.3 *	Amended and Restated Employment Agreement, dated, October 7, 2022, by and between Townsquare Media Inc. and Erik Hellum.		8-K		10.3	10/14/2022

10.5.4 *	Amended and Restated Employment Agreement, dated, December 21, 2023, by and between Townsquare Media, Inc. and Erik Hellum.		8-K		10.1	12/28/2023

10.7.1 *	2014 Omnibus Incentive Plan		S-8		99.1	7/2/2024

10.7.2 *	Form of Option Grant Agreement		S-1/A		10.9	7/14/2014

10.7.3 *	Form of Option Grant at IPO		S-1/A		10.10	7/21/2014

10.7.4 *	Restricted Stock Award Agreement between Townsquare Media, Inc. and Bill Wilson, dated May 31, 2018		8-K		10.1	6/4/2018

10.7.5 *	Form of Restricted Stock Award Agreement		10-Q	9/30/2018	10.1	11/6/2018

10.7.6 *	2021 Employee Stock Purchase Plan		10-K	12/31/2021	10.7.7	3/16/2022

10.8 *	Form of Indemnification Agreement		S-1/A		10.11	7/14/2014

10.9	Second Amended and Restated Registration Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P. and the other persons signatory thereto		8-K		10.3	7/31/2014

10.10	Stockholders Agreement, dated as of July 29, 2014, by and among Townsquare Media, Inc., OCM POF IV GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., FiveWire Media Ventures, LLC, Steven Price, Stuart Rosenstein, Alex Berkett, Scott Schatz and Dhruv Prasad.		8-K		10.4	7/31/2014

10.11	Registration Agreement, dated as of August 16, 2016, by and between Townsquare Media, Inc. and Madison Square Garden Investments, LLC		10-Q	9/30/2016	10.1	11/8/2016

10.12	Agreement of Purchase and Sale by and among North American Fairs, LLC, Townsquare Live Events, LLC and Danny Huston, dated May 24, 2018.		8-K		10.1	5/29/2018

10.13	Stock Repurchase Agreement dated January 24, 2021 by and between Townsquare Media, Inc. and certain affiliates of Oaktree Capital Management L.P.		8-K		10.1	1/28/2021

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date
10.14	Settlement Agreement, dated as of March 8, 2021, by and among Townsquare Media, Inc., OCM POF IV AIF GAP Holdings, L.P., OCM PF/FF Radio Holdings PT, L.P., Oaktree FF Investment Fund, L.P., Second Street Holdings 1, L.P., Second Street Holdings 2, L.P., Second Street Holdings 3, L.P., Second Street Holdings 4, L.P., Second Street Holdings 5, L.P., Second Street Holdings 6, L.P., Second Street Holdings 7, L.P., and Second Street Holdings 8, L.P		8-K		10.1	3/10/2021

16.1	Letter to Securities and Exchange Commission from RSM US LLP, dated June 19, 2019		8-K		16.1	6/19/2019

17.1	Departure of Director, David Quick (incorporated by reference to the registrant’s Current Report on Form 8-K filed on May 17, 2021)		8-K		17.1	5/17/2021

19.1	Insider Trading Policy		10-K	12/31/2024	19.1	3/17/2025

21.1	List of Subsidiaries of Townsquare Media, Inc.	X

23.1	Consent of BDO USA, P.C.	X

31.1	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350	X

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350	X

97	Clawback Policy, adopted as of October 26, 2023.		10-K	12/31/2023	97.1	3/15/2024

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Management contract or compensatory plan or arrangement.

Exhibit Number	Exhibit Description	Filed/Furnished Herewith	Form	Period Ending	Exhibit/Appendix Number	Filing Date

(b) Exhibits. See Exhibits above.

(c) Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2026.

TOWNSQUARE MEDIA, INC.

By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Bill Wilson	Chief Executive Officer and Director	March 16, 2026
Bill Wilson	(Principal Executive Officer)

/s/ Stuart Rosenstein	Executive Vice President and Chief Financial Officer	March 16, 2026
Stuart Rosenstein	(Principal Financial Officer)

/s/ Robert Worshek	Senior Vice President and Chief Accounting Officer	March 16, 2026
Robert Worshek	(Principal Accounting Officer)

/s/ Steven Price	Executive Chairman and Director	March 16, 2026
Steven Price

/s/ B. James Ford	Director	March 16, 2026
B. James Ford

/s/ Gary Ginsberg	Director	March 16, 2026
Gary Ginsberg

/s/ Stephen Kaplan	Director	March 16, 2026
Stephen Kaplan

/s/ David Lebow	Director	March 16, 2026
David Lebow

/s/ Gary D. Way	Director	March 16, 2026
Gary D. Way

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of Townsquare Media, Inc., are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Townsquare Media, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes and schedules (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2026 expressed an unqualified opinion thereon.

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

FCC Broadcast License Impairment Assessment

As described in Notes 2 and 5 to the consolidated financial statements, the Company’s FCC licenses carrying value at December 31, 2025 was $146.9 million. Management tests the FCC licenses for impairment annually, as of December

31, or more frequently if certain events or changes in circumstances indicate they may be impaired. In order to determine the fair value of the FCC licenses, management utilized a discounted cash flow method, specifically the Greenfield method. This method assumes that a hypothetical buyer develops indefinite-lived intangible assets and builds a new operation with similar attributes from scratch, while incurring start-up costs during the build-up phase. The Greenfield method requires management to make certain assumptions such as a risk-adjusted discount rate, mature market shares and profit margins.

We identified the fair value of certain FCC licenses used in the impairment assessment of FCC licenses as a critical audit matter. Auditing certain assumptions used in the determination of the fair value of certain FCC licenses, including the risk-adjusted discount rate, mature market shares and profit margins involved especially challenging and subjective auditor judgment due to the nature or extent of the audit effort required to address these matters, including the extent of specialized skills and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Evaluating the reasonableness of the mature market shares used by management by comparing to industry data.

•Evaluating the reasonableness of the profit margins used by management by comparing to historical financial results.

•Utilizing personnel with specialized skills and knowledge in valuation to assist in evaluating the reasonableness of the risk-adjusted discount rate used in the Greenfield method by comparing a range of independent estimates using market data.

We have served as the Company's auditor since 2019.

/s/ BDO USA, P.C.

Woodbridge, New Jersey
March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Townsquare Media, Inc.
Purchase, New York

Opinion on Internal Control over Financial Reporting

We have audited Townsquare Media, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for each of the years then ended, and the related notes and schedule and our report dated March 16, 2026, expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Woodbridge, New Jersey

March 16, 2026

TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)

	At December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,759	$32,990
Accounts receivable, net of allowance for credit losses of $4,979 and $3,924, respectively	52,048	60,635
Prepaid expenses and other current assets	12,582	11,822
Total current assets	69,389	105,447

Property and equipment, net	110,043	110,269
Intangible assets, net	155,047	162,156
Goodwill	147,590	152,903
Investments	725	725
Operating lease right-of-use assets	45,099	48,322
Other assets	667	592
Restricted cash	58	—
Total assets	$528,618	$580,414

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,895	$4,451
Current portion of long-term debt	11,750	—
Deferred revenue	8,737	9,899
Accrued compensation and benefits	11,486	12,903
Accrued expenses and other current liabilities	30,886	26,572
Operating lease liabilities, current	7,688	9,026
Accrued interest	4,791	13,405
Total current liabilities	82,233	76,256
Long-term debt, net of discount and deferred finance costs of $24,429 and $1,680, respectively	421,247	465,756
Deferred tax liability	16,763	12,500
Operating lease liability, net of current portion	42,101	44,177
Other long-term liabilities	7,266	10,167
Total liabilities	569,610	608,856

Stockholders’ deficit:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 16,180,932 and 15,386,219 shares issued and outstanding, respectively	162	154
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding, respectively	5	5
Total common stock	175	167
Treasury stock, at cost; 965,399 and 965,399 shares of Class A common stock, respectively	(11,203)	(11,203)
Additional paid-in capital	319,818	307,000
Accumulated deficit	(353,195)	(327,819)
Non-controlling interest	3,413	3,413
Total stockholders’ deficit	(40,992)	(28,442)
Total liabilities and stockholders’ deficit	$528,618	$580,414

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)

	Year Ended December 31,
	2025	2024

Net revenue	$427,380	$450,982

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	318,276	326,782
Depreciation and amortization	18,408	19,667
Corporate expenses	20,997	23,815
Stock-based compensation	13,776	17,171
Transaction and business realignment costs	11,650	4,905
Impairment of intangible assets, goodwill, investments, and long-lived assets	8,911	37,714
Net gain on sales and retirement of assets	(8,839)	(765)
Total operating costs and expenses	383,179	429,289
Operating income	44,201	21,693
Other expense (income):
Interest expense, net	47,924	36,226
Loss on extinguishment, repayments and repurchases of debt	1,205	46
Other expense (income), net	94	(4,958)
Loss from operations before tax	(5,022)	(9,621)
Income tax provision	4,728	1,307
Net loss	$(9,750)	$(10,928)

Net loss attributable to:
Controlling interests	(11,516)	(12,704)
Non-controlling interests	1,766	1,776
Net loss	(9,750)	(10,928)

Basic loss per share:	$(0.71)	$(0.81)

Diluted loss per share:	$(0.71)	$(0.81)

Weighted average shares outstanding:
Basic	16,184	15,601
Diluted	16,184	15,601

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(9,750)	$(10,928)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	18,408	19,667
Amortization of debt discount and deferred financing costs	4,595	2,077
Non-cash lease income	(1,591)	(1,022)
Net deferred taxes and other	4,263	644
Allowance for credit losses	6,033	4,731
Stock-based compensation expense	13,776	17,171
Loss on extinguishment, repayments and repurchases of debt	1,205	46
Trade and barter activity, net	(2,295)	(1,380)
Impairment of intangible assets, goodwill, investments and long-lived assets	8,911	37,714
Net gain on sales and retirements of assets	(8,839)	(765)
Gain on sale of investment	—	(4,069)
Unrealized gain on investment	—	(202)
Amortization of content rights	1,479	4,890
Change in content rights liabilities	(1,736)	(5,051)
Other	1,972	1,990
Changes in assets and liabilities:
Accounts receivable	3,163	(4,995)
Prepaid expenses and other assets	(1,223)	(538)
Accounts payable	2,499	(751)
Accrued expenses	(1,744)	(9,439)
Accrued interest	(8,614)	(1,015)
Other long-term liabilities	91	(27)
Net cash provided by operating activities	30,603	48,748
Cash flows from investing activities:
Purchases of property and equipment	(15,222)	(17,441)
Net proceeds from sales of assets and investment related transactions	10,558	7,040
Proceeds from insurance recoveries	205	474
Net cash used in investing activities	(4,459)	(9,927)
Cash flows from financing activities:
Repayment and repurchase of 2026 Notes	(467,436)	(36,025)
Proceeds from Term Loan	446,400	—
Voluntary repayments of Term Loan	(5,185)	—
Fixed quarterly repayments of Term Loan	(8,813)	—
Deferred financing costs	(4,692)	—
Borrowings under the revolving credit facility	18,000	—
Repayment of borrowings under the revolving credit facility	(16,000)	—
Dividend payments	(13,205)	(12,312)
Proceeds from stock options exercised	853	7,889
Shares withheld in lieu of employee tax withholding	(1,542)	(324)
Withholdings for shares issued under the ESPP	596	709
Repurchases of stock	—	(23,551)
Cash distribution to non-controlling interests	(1,766)	(1,864)
Repayments of capitalized obligations	(1,527)	(1,902)
Net cash used in financing activities	(54,317)	(67,380)
Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(28,173)	(28,559)
Beginning of period	32,990	61,549
End of period	$4,817	$32,990

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)

	Year Ended December 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$51,898	$35,789
Income and Franchise taxes	1,046	1,135

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,783	$3,376
Accrued financing costs	833	—
Deferred payments for software licenses	—	20
Property and equipment acquired in exchange for advertising (1)	2,340	1,223
Accrued capital expenditures	74	251

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$12,041	$12,287
Right-of-use assets obtained in exchange for operating lease obligations	6,262	12,631

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$4,759	$32,990
Restricted cash	58	—
	$4,817	$32,990
(1) Represents total advertising services provided by the Company in exchange for property and equipment and equity interests acquired during each of the years ended December 31, 2025 and 2024, respectively.

See Notes to Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in Thousands, except Share Data)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Non-controlling Interest	Total
Balance at December 31, 2023	14,023,767	815,296	1,961,341	183,768	$168	$(2,177)	$310,612	$(302,193)	$3,501	$9,911
Net loss	—	—	—	—	—	—	—	(12,704)	1,776	(10,928)
Dividends declared ($0.79 per share)	—	—	—	—	—	—	—	(12,922)	—	(12,922)
Stock-based compensation	—	—	—	—	—	—	8,783	—	—	8,783
Repurchase of stock(1)	(1,500,000)	—	—	—	(15)	—	(14,625)	—	—	(14,640)
Conversion of common shares(2)	1,461,341	—	(1,461,341)	—	—	—	—	—	—	—
Common stock issued under exercise of stock options	966,710	—	—	—	9	—	7,880	—	—	7,889
Common stock issued under the Employee Stock Purchase Plan	75,846	—	—	—	1	—	708	—	—	709
Issuance of restricted stock(3)	390,629	—	—	—	4	—	868	—	—	872
Shares withheld in lieu of tax withholding	(32,074)	—	—	—	—	—	(324)	—	—	(324)
Treasury stock acquired at cost(4)	—	—	—	781,631	—	(9,026)	—	—	—	(9,026)
Settlement of options(5)	—	—	—		—	—	(6,902)	—	—	(6,902)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,864)	(1,864)
Balance at December 31, 2024	15,386,219	815,296	500,000	965,399	$167	$(11,203)	$307,000	$(327,819)	$3,413	$(28,442)
Net loss	—	—	—	—	—	—	—	(11,516)	1,766	(9,750)
Dividends declared ($0.80 per share)	—	—	—	—	—	—	—	(13,860)	—	(13,860)
Stock-based compensation	—	—	—	—	—	—	9,097	—	—	9,097
Common stock issued under exercise of stock options	127,686	—	—	—	1	—	852	—	—	853
Common stock issued under the Employee Stock Purchase Plan	78,389	—	—	—	1	—	595	—	—	596
Issuance of restricted stock(3)	782,230	—	—	—	8	—	3,814	—	—	3,822
Shares withheld to satisfy tax withholdings	(193,592)	—	—	—	(2)	—	(1,540)	—	—	(1,542)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,766)	(1,766)
Balance at December 31, 2025	16,180,932	815,296	500,000	965,399	$175	$(11,203)	$319,818	$(353,195)	$3,413	$(40,992)
(1) On April 1, 2024, the Company repurchased 1.5 million shares of the Company’s Class A common stock. For further discussion on the repurchase, see Note 10, Stockholders' Deficit, in the accompanying Notes to Consolidated Financial Statements.
(2) During the three months ended March 31, 2024, direct holders of Class C Common Stock converted approximately 2.0 million shares into an equal number of Class A Common Stock. During the three months ended September 30, 2024, direct holders of Class A Common Stock converted approximately 0.5 million shares into an equal number of Class C Common Stock. Except as expressly provided in our certificate of incorporation, the Class A common stock, Class B common stock and Class C common stock have equal economic rights and rank equally, share ratably and are identical in all respects as to all matters. Class C common stock is not redeemable, but is convertible 1:1 (including automatically upon certain transfers) into Class A common stock.
(3) Refer to Note 10, Stockholders' Deficit, in the accompanying Notes to Consolidated Financial Statements for additional information related to shares issued.
(4) Represents shares repurchased under the terms of the Company's stock repurchase plan pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock, the "Stock Repurchase Plan." Refer to Note 10, Stockholders' Deficit, in the accompanying Notes to Consolidated Financial Statements for additional information related to the stock repurchases.
(5) During the three months ended March 31, 2024, the Company launched a program that offered certain holders a cash settlement of options. Refer to Note 10, Stockholders' Deficit, in the accompanying Notes to Consolidated Financial Statements for additional information related to the settlement.

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

The presentation of $2.2 million of stock-based compensation expense previously reported in the Corporate category for the year ended December 31, 2024 has been reclassified to conform with the current period's presentation. The reclassification resulted in a $1.2 million, $0.4 million, $0.6 million increase in stock-based compensation for the Digital Advertising, Subscription Digital Marketing Solutions and Broadcast Advertising segments, respectively, for the year ended December 31, 2024.

The presentation of $0.9 million of broadcast advertising revenue previously reported in the Other category for the year ended December 31, 2024 has been reclassified to conform with the current period's presentation.

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

Concentrations of Credit Risk: Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The credit risk is limited due to the large number of customers comprising the Company’s customer base and their dispersion across several different geographic areas of the country. No single customer accounts for more than 1% of revenue for the years ended December 31, 2025 and 2024.

Cash and cash equivalents: The Company maintains its cash balances principally at large financial institutions throughout the United States. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation. Balances in these accounts may at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2025 and 2024, cash equivalents were comprised of money market funds of $3.9 million and $29.6 million, valued using Level 1 inputs.

Restricted cash: Restricted cash includes the collateral account for the Company’s corporate credit cards and a stand-by letter of credit issued in favor of a landlord for one of our leases, and are classified in non-current assets in the Consolidated Balance Sheets. From time to time, such restricted funds could be returned to us or we could be required to pledge additional cash. We had restricted cash of $0.1 million as of December 31, 2025. As of December 31, 2024, the Company had no restricted cash.

Accounts Receivable and Allowance for Credit Losses: Accounts receivable are recorded at the invoiced amount. The Company maintains an allowance for credit losses, which represents the portion of accounts receivable that is not expected to be collected over the duration of its contractual life. Credit losses are recorded when the Company believes a customer, or group of customers, may not be able to meet their financial obligations. A considerable amount of judgment is required in determining expected credit losses. Relevant factors include prior collection history with customers, the related aging of past due balances, projections of credit losses based on historical trends or past events, and the consideration of forecasts of future economic conditions. Allowances for credit losses are based on facts available and are re-evaluated and adjusted on a regular basis. Negative macroeconomic trends could result in an increase in credit losses if delays in the payment of outstanding receivables are observed or if future economic conditions differ from those considered in our forecasts. The Company has not elected the practical expedient described in ASC 326-20, Financial Instruments—Credit Losses, that permits entities to assume that current conditions at the balance sheet date will persist for the remaining contractual life of the asset. Account balances are charged off against the allowance when it is probable the receivable will not be recovered.

The change in the allowance for credit losses for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Beginning Balance	$3,924	$4,041
Provision for credit losses	6,033	4,731
Amounts written off against allowance, net of recoveries	(4,978)	(4,848)
Ending Balance	$4,979	$3,924

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

During each year ended December 31, 2025 and 2024, the Company received total insurance recoveries of $0.2 million and $0.5 million, respectively, related to fire, construction and flood damages. Insurance recoveries are included as a component of Other expense (income), net in the Consolidated Statements of Operations.

Software Development Costs: In accordance with Accounting Standards Codification (“ASC”) Topic 350, Internally Developed Software, we incurred and capitalized software development costs of $7.2 million and $7.0 million during each of the years ended December 31, 2025 and 2024, respectively. Certain costs incurred for software development during the application development stage are capitalized while costs incurred during the preliminary and post-implementation stages are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life. Software development costs consist primarily of salary and benefits for the Company’s development and technical support staff, contractors’ fees and other costs associated with the development and localization of products and services.

Intangible Assets: Intangible assets consist principally of Federal Communication Commission (“FCC”) broadcast licenses and other definite-lived intangible assets. FCC broadcast licenses are granted to radio stations for up to eight years under the Telecommunications Act of 1996 (the “Act”). The Act requires the FCC to renew a broadcast license if the FCC finds that the station has served the public interest, convenience and necessity, there have been no serious violations of either the Communications Act of 1934 or the FCC’s rules and regulations by the licensee, and there have been no other serious violations which taken together constitute a pattern of abuse. The licenses may be renewed indefinitely at minimal cost. Costs incurred to renew FCC broadcast licenses are expensed as incurred. The weighted average time to renewal of our FCC licenses is 3.7 years as of December 31, 2025. FCC licenses, which have been recorded at their estimated fair value as of the date of acquisition, have an indefinite useful life and therefore are not amortized. The fair value of our FCC licenses is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Costs associated with other definite-lived intangible assets are being amortized using the straight-line method over their estimated remaining useful lives, which range from 1 to 7 years, as of December 31, 2025.

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

Below are some of the key assumptions used in our 2025 impairment assessments:

	December 31, 2025
Discount Rate	11.5% - 14.3%
Long-term Revenue Growth Rate	(2.5)%
	Low	High
Mature Market Shares*	19.2%	72.7%
Operating Profit Margins	27.3%	47.9%

Below are some of the key assumptions used in our 2024 impairment assessments:

	December 31, 2024
Discount Rate	13.7% - 16.5%
Long-term Revenue Growth Rate	(1.0)% - 0.0%
	Low	High
Mature Market Shares*	20.5%	75.0%
Operating Profit Margins	23.1%	47.9%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the Company’s impairment evaluations of its FCC licenses performed at June 30, 2025 and December 31, 2025, we incurred total impairment charges of $3.5 million for FCC licenses in 5 of our 74 local markets for the year ended December 31, 2025.

Based on the results of the Company’s impairment evaluations of its FCC licenses performed at March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024, we incurred total impairment charges of $30.9 million, respectively, for FCC licenses in 27 of our 74 local markets for the year ended December 31, 2024.

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

During the third quarter of 2025, the Company concluded that the carrying amount of the National Digital reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $3.0 million. An interim impairment assessment was considered necessary as a result of declines in forecasted revenues and profit and increases in the weighted average cost of capital. The Company did not identify indicators of impairment related to any other reporting unit that would have required an interim impairment assessment during the year ended December 31, 2025. Following the non-cash goodwill impairment charge recognized during the third quarter of 2025, the National Digital reporting unit had $3.5 million of goodwill remaining as of December 31, 2025.

Due to reductions in the commitments of its largest customers, the Company concluded that the carrying amount of the Analytical Services reporting unit exceeded its fair value as of December 31, 2025. As a result, the Company recognized a $2.3 million non-cash goodwill impairment charge in the fourth quarter of 2025, resulting in a total of $5.3 million of non-cash goodwill impairment charges during the year ended December 31, 2025. Following the non-cash goodwill impairment charge, the Analytical Services reporting unit had no goodwill remaining as of December 31, 2025.

The Local Advertising, Amped, and Live Events reporting units had no goodwill as of December 31, 2025.

The Company recorded total interim non-cash goodwill impairment charges of $4.4 million during the year ended December 31, 2024, of which $2.6 million related to the Live Events reporting unit and $1.8 million related to the National Digital reporting unit.

In assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2025, including goodwill. Based upon such assessment, we determined that the fair value of the following reporting units exceeded their respective carrying amounts. The fair values of our National Digital, Townsquare Ignite and Townsquare Interactive reporting units were in excess of their respective carrying values by approximately 47%, 106% and 152%, respectively. The fair values of each of our reporting units were determined using the income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, capital expenditures, and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 13.4% to 18.5% with perpetual growth rates ranging from 1.3% to 6.7%.

For 2024, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. The Company compared the fair value of each of its reporting units, determined based upon discounted estimated future cash flows, to the carrying amount at December 31, 2024, including goodwill. Based upon such assessment, we determined that the fair value of each of our reporting units exceeded their respective carrying amounts. The fair values of our National Digital, Townsquare Ignite, Analytical Services, and Townsquare Interactive reporting units were in excess of their respective carrying values by approximately 39%, 59%, 149%, and 128%, respectively. The fair values of each of our reporting units were determined using the income approach. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, capital expenditures, and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 13.5% to 18.0% with perpetual growth rates ranging from 0.8% to 5.0%.

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

See Note 5, Goodwill and Other Intangible Assets, Net, for further details related to the results of our impairment testing for each of the years ended December 31, 2025 and 2024, respectively.

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

In accordance with ASC 321, Investments - Equity Securities, the Company measures its equity securities at cost minus impairment, as their fair value is not readily determinable and the investments do not qualify for the net asset value per share practical expedient. The Company monitors its investments for any subsequent observable price changes in orderly transactions for the identical or a similar investment of the same investee, at which time the Company adjusts the then current carrying values of the related investment. Additionally, the Company evaluates its investments for any indicators of impairment. For the year ended December 31, 2025, there were no impairment charges or observable price changes in orderly transactions for the Company's investees. There were $2.0 million impairment charges recorded for the year ended December 31, 2024.

See Note 6, Investments, for further details related to the Company's investments.

Deferred Financing Costs: Deferred financing costs related to the issuance of debt are capitalized and are amortized over the life of the instrument in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period (the interest method). The amortization of these costs is recorded as interest expense, net in the Consolidated Statements of Operations. Unamortized deferred financing costs as of December 31, 2025 and 2024 have been deducted from the long-term debt balance in the Consolidated Balance Sheets.

Impairment of Long-Lived Assets: Long-lived assets (including property, equipment and intangible assets subject to amortization) to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset group may not be recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset group. If it were determined that the carrying amount of an asset was not recoverable, an impairment loss would be recorded. The Company determines the fair value of its long-lived assets based upon the market value of similar assets, if available, or independent appraisals, if necessary. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value, less cost to sell. The fair value of assets held for sale is determined in the same manner as described for assets held and used. There were a total of $0.1 million non-cash impairment charges related to long-lived assets for each of the years ended December 31, 2025 and 2024, respectively. Long-lived asset impairment charges are included in caption Impairment of intangible assets, goodwill, investments and long-lived and intangible assets, in the Company’s Consolidated Statements of Operations.

Transaction and Business Realignment Costs: The Company recorded the following transaction and business realignment costs for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Contract Termination	$3,552	$—
Music License Settlements	2,783	—
Transaction/Acquisition Costs	937	778
Compensation	1,318	1,004
Lease, Property and Other Equipment Related Costs	3,060	3,123
Total	$11,650	$4,905

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

Trade and Barter Advertising: Trade and Barter Advertising (advertising provided in exchange for goods and services) are reported at the estimated fair value of the products or services received, unless this is not reasonably estimable, in which case the consideration is measured based on the standalone selling price of the advertising promised or delivered. Revenue from trade and barter advertising is recognized when advertisements are broadcast. Merchandise or services received is charged to expense when received or utilized. If merchandise or services are received prior to the broadcast of the advertising, a liability is recorded. If advertising is broadcast before the receipt of the goods or services, a receivable is recorded. Total revenues recognized related to trade and barter advertising were $14.5 million and $13.8 million for the years ended December 31, 2025 and 2024, respectively. Total expense recognized related to trade and barter advertising were $12.2 million and $12.5 million for the years ended December 31, 2025 and 2024, respectively.

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

Our lease arrangements may contain lease and non-lease components. We elected to combine lease and non-lease components. In determining the present value of the future lease payments, we consider only payments that are fixed and determinable at commencement date, including non-lease components. Variable components such as utilities and maintenance costs are expensed as incurred. As our leases do not provide an implicit rate in determining the net present value of lease payments, management used judgment in order to estimate the appropriate incremental borrowing rate, which is the rate incurred to borrow equivalent funds on a collateralized basis over a similar term in a similar economic environment. Lease terms include periods under options to extend or terminate the lease when we are reasonably certain that the option will be exercised. Lease expense is recognized on a straight-line basis over the lease term.

We also elected to apply the short-term lease measurement and recognition exemption in which ROU assets and lease liabilities are not recognized for leases with a term of 12 months or less.

ROU assets for operating leases are periodically reviewed for impairment losses. The Company uses the long-lived assets impairment guidance to determine whether a ROU asset is impaired, and if so, the amount of the impairment loss to recognize. We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, a corresponding adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. There were no non-cash impairment charges related to ROU assets for the twelve months ended December 31, 2025. There were a total of $0.3 million non-cash impairment charges related to ROU assets for the twelve months ended December 31, 2024 associated with tower and land leases in 3 local markets.

Local Marketing Agreements: At times, the Company enters into Local Marketing Agreements (“LMAs”), also known as Time Brokerage Agreements (“TBAs”). In a typical LMA, the licensee of a radio station makes available, for a fee, airtime on its radio station to a party which supplies content to be broadcast during that airtime and collects revenue from advertising aired during such content. LMAs are subject to compliance with the antitrust laws and the Communications Act of 1934, as amended, and relevant FCC rules and published policies (“Communication Laws”), including the requirement that the licensee must maintain independent control over the radio station and, in particular, its personnel, content and finances. The FCC has held that such agreements do not violate the Communications Laws as long as the licensee of the radio station receiving content from another station maintains ultimate responsibility for, and control over radio station operations and otherwise ensures compliance with the Communications Laws. As of December 31, 2025, the Company does not operate any radio stations under an LMA.

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

Advertising and Promotion Costs: Costs of media advertising (including barter) and associated production costs are expensed to direct operating expenses the first time the advertising takes place. The Company recorded advertising expenses of $0.4 million and $0.5 million, for the years ended December 31, 2025 and 2024, respectively.

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

The Company follows the provisions of ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 clarifies the accounting for uncertainties in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, disclosures and transition. As required by the uncertain tax position guidance in ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits as part of income tax expense. The Company’s Federal income tax returns and various state tax returns remain subject to examination by taxing authorities for all years after 2021.

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

Employee benefit plans: The Company’s 401(k) Plan is a defined contribution plan covering the employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 ("IRC"). The Company's U.S. employees participate in a defined contribution plan. Under the provisions of the plan, an employee is fully vested with respect to Company contributions after four years of service. The Company matches employee contributions of 25% up to a maximum of 4% of qualified compensation and may, at its discretion, make voluntary contributions. The Company's matching contributions were $0.9 million and $1.0 million, for each of the years ended December 31, 2025, and 2024, respectively.

Contingencies: In accordance with ASC Topic 450, Contingencies, the Company records a loss contingency if the potential loss from a proceeding or claim is considered probable and the amount can be reasonably estimated or a range of loss can be determined. The Company is involved in legal proceedings in which damages and claims have been asserted against us. The Company believes that we have valid defenses to such proceedings and claims and intends to vigorously defend the Company. Management does not believe that any such matters will have a material adverse effect on our financial position, results of operations, or liquidity. The Company provides disclosure when it is reasonably possible that a loss will be incurred in excess of any recorded provision. Significant judgment is required in these determinations. As additional information becomes available, the Company reassesses prior determinations and may change its estimates. Litigation is subject to many uncertainties, and the outcome of litigation is not predictable with assurance. Although such matters are subject to many uncertainties and outcomes are not predictable with assurance, as of December 31, 2025 and 2024, management does not believe any such matters are material to the Company’s consolidated results of operations or financial condition.

Accounting Developments

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional categories of information about federal and state income taxes in the rate reconciliation table and to provide more details about reconciling items in some categories if items meet a quantitative threshold. The guidance also requires the disclosure of income taxes paid, net of refunds, disaggregated by federal and state taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance became effective for fiscal years beginning after December 15, 2024, with early adoption permitted. As this update only requires additional disclosures, the adoption of this standard did not have a significant impact on the Consolidated Financial Statements. The additional disclosures are included in Note 9, Income Taxes.

Recently Issued Standards That Have Not Yet Been Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires the disclosure in the notes to financial statements, information about certain costs and expenses including, purchases of inventory, employee compensation, depreciation and intangible asset amortization. The guidance also requires a qualitative description of amounts remaining in certain expense captions that are not separately disaggregated on a quantitative basis, as well as the disclosure of the total amount of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating this new standard, but does not expect its adoption to have a significant impact on the Consolidated Financial Statements as it relates to additional disclosure.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance moves away from phase-by-phase cost tracking to primarily focusing on how companies conclude when to count software development costs as an asset, particularly when there is uncertainty during development. Additionally, disclosure requirements outlined under ASC 360-10, Property, Plant, and Equipment — Overall, will apply to capitalized software costs. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years and may be applied using a prospective, retrospective or modified transition approach. The Company is assessing the impact on its Consolidated Financial Statements, if any.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify interim disclosure requirements, the form and content of interim financial statements, and when Topic 270 applies. The update primarily provides clarity about current interim reporting requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied using a prospective or retrospective transition approach. The Company is evaluating the update, but does not expect its adoption to have a significant impact on the Consolidated Financial Statements.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands):

	Year Ended December 31, 2025
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$160,872	$74,843	$181,510	$8,004	$425,229
Political	304	—	1,847	—	2,151
Net Revenue	$161,176	$74,843	$183,357	$8,004	$427,380

	Year Ended December 31, 2024
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$157,785	$75,343	$197,279	$7,157	$437,564
Political	830	—	12,588	—	13,418
Net Revenue	$158,615	$75,343	$209,867	$7,157	$450,982

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

The primary sources of net revenue are the sale of digital and broadcast advertising solutions on our owned and operated websites, radio stations’ online streams, mobile applications, radio stations, and on third-party websites through our in-house digital programmatic advertising platform. Through our digital programmatic advertising platform, we are able to hyper-target audiences for our local, regional and national advertisers by combining first and third-party audience and geographic location data, providing them the ability to reach a high percentage of their online audience. We deliver these solutions across desktop, mobile, connected TV, email, paid search and social media platforms utilizing display, video and native executions. We also offer subscription digital marketing solutions through Townsquare Interactive to small and medium-sized local and regional businesses in markets outside the top 50 across the United States, including but not limited to the markets in which we operate radio stations. Our digital marketing solutions include a SAAS business management platform, traditional and mobile-enabled website development and hosting services, e-commerce platforms, search engine and online directory optimization services, online reputation monitoring, and social media management.

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

The following table provides information about receivables, contract acquisition costs and contract liabilities from contracts with customers (in thousands):

	December 31, 2025	December 31, 2024
Accounts Receivable	$52,048	$60,635
Short-term contract liabilities (deferred revenue)	$8,737	$9,899
Contract acquisition costs	$8,516	$7,291

We receive payments from customers based upon contractual billing schedules. Accounts receivable are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of December 31, 2025, and December 31, 2024, the balance in the contract liabilities was $8.7 million and $9.9 million, respectively. The decrease in our contract liabilities balance from December 31, 2024 is primarily driven by $9.0 million of recognized revenue for the year ended December 31, 2025, offset by cash payments received or due in advance of satisfying our performance obligations. For the year ended December 31, 2024, we recognized $8.1 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the year ended December 31, 2025.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of December 31, 2025 and 2024, we had a balance of $8.5 million and $7.3 million in capitalized contract acquisition costs and recognized $5.0 million and $4.1 million of amortization during the years ended December 31, 2025 and 2024, respectively. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the years ended December 31, 2025 or 2024, respectively.

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

Note 4. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Land and improvements	$18,268	$18,544
Buildings and leasehold improvements	60,702	59,526
Broadcast equipment	115,224	111,253
Computer and office equipment	27,445	26,538
Furniture and fixtures	21,570	22,403
Transportation equipment	12,037	18,638
Software development costs	59,563	52,332
Total property and equipment, gross	314,809	309,234
Less: Accumulated depreciation and amortization	(204,766)	(198,965)
Total property and equipment, net	$110,043	$110,269

Depreciation and amortization expense for property and equipment was $16.3 million and $17.2 million for the years ended December 31, 2025 and 2024, respectively.

For the year ended December 31, 2025, the Company recognized net gains on the sales of assets of $8.8 million, including a $6.2 million gain on the sales of property in the Bismarck, ND and Boise, ID, markets and a $1.5 million gain on the sale of the Company’s aircraft. For the year ended December 31, 2024, the Company recognized a total gain of $0.8 million related to the sales of assets in various markets.

For the year ended December 31, 2025, the Company recognized $0.1 million in impairment charges related to long-lived assets. For the year ended December 31, 2024, the company recognized $0.1 million in impairment charges primarily related to the sale of a station in Trenton, NJ.

The Company had no material right of use assets related to it finance leases as of December 31, 2025 and 2024.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in forecasted traditional broadcast revenue and market share in the markets in which we operate in and an increase in the estimate of initial capital costs due to rising prices, the Company quantitatively evaluated the fair value of its FCC licenses at June 30, 2025, September 30, 2025, and December 31, 2025.

Based on the results of the Company’s impairment evaluations of its FCC licenses performed at June 30, 2025, September 30, 2025, and December 31, 2025, we incurred total impairment charges of $3.5 million for FCC licenses in 5 of our 74 local markets for the year ended December 31, 2025. The $3.5 million impairment charges recorded during the year were primarily driven by decreases in third-party forecasts of broadcast revenues and an increase in the estimate of initial capital costs due to rising prices.

Based on the results of the Company’s impairment evaluations of its FCC licenses performed at March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024, we incurred total impairment charges of $30.9 million for FCC licenses in 27 of our 74 local markets for the year ended December 31, 2024.

Charges related to the impairment of the Company’s FCC licenses are included in the Broadcast Advertising segment results.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $26.1 million which would have resulted in an additional impairment charge of $3.1 million as of December 31, 2025. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $16.1 million which would have resulted in a further impairment charge of $3.6 million as of December 31, 2025. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $10.4 million which would result in an incremental impairment charge of $4.2 million.

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

Goodwill

During the third quarter of 2025, the Company concluded that the carrying amount of the National Digital reporting unit exceeded its fair value, resulting in the recognition of a non-cash goodwill impairment charge of $3.0 million. An interim impairment assessment was considered necessary as a result of declines in forecasted revenues and profit and increases in the weighted average cost of capital. The Company did not identify indicators of impairment related to any other reporting unit that would have required an interim impairment assessment during the year ended December 31, 2025. Following the non-cash goodwill impairment charge recognized during the third quarter of 2025, the National Digital reporting unit had $3.5 million of goodwill remaining as of December 31, 2025.

Due to reductions in the commitments of its largest customers, the Company concluded that the carrying amount of the Analytical Services reporting unit exceeded its fair value as of December 31, 2025. As a result, the Company recognized a $2.3 million non-cash goodwill impairment charge in the fourth quarter of 2025, resulting in a total of $5.3 million of non-cash goodwill impairment charges during the year ended December 31, 2025. Following the non-cash goodwill impairment charge, the Analytical Services reporting unit had no goodwill remaining as of December 31, 2025.

For its annual impairment testing performed as of December 31, 2025, the Company performed a quantitative assessment for each of its reporting units. Based upon such assessment, the Company determined that the fair value of the following reporting units exceeded their respective carrying amounts as of December 31, 2025. The fair values of our National Digital, Townsquare Ignite and Townsquare Interactive reporting units were in excess of their respective carrying values by approximately 47%, 106% and 152%, respectively. The Local Advertising, Amped, and Live Events reporting units had no goodwill as of December 31, 2025.

The Company recorded total interim non-cash goodwill impairment charges of $4.4 million during the year ended December 31, 2024, of which $2.6 million related to the Live Events reporting unit and $1.8 million related to the National Digital reporting unit. For its annual impairment testing performed as of December 31 2024, in assessing whether goodwill was impaired in connection with its annual impairment testing performed as of December 31st, the Company performed a quantitative assessment for each of its reporting units. Based upon such assessment, the Company determined that the fair value of the following reporting units exceeded their respective carrying amounts as of December 31, 2024. The fair values of our National Digital, Townsquare Ignite, Analytical Services, and Townsquare Interactive reporting units were in excess of their respective carrying values by approximately 39%, 59%, 149%, and 128%, respectively. The Local Advertising, Amped, and Live Events reporting unit had no goodwill as of December 31, 2024.

As of December 31, 2025 and 2024, the goodwill balances remaining for each of our reporting units were as follows (amounts in thousands):

	Goodwill at December 31, 2025	Goodwill at December 31, 2024
Reporting Unit:
Local Advertising	$—	$—
National Digital	3,489	6,489
Townsquare Ignite	67,101	67,101
Amped	—	—
Analytical Services	—	2,313
Townsquare Interactive	77,000	77,000
Live Events / Other	—	—
Balance	$147,590	$152,903

The fair values of each of our reporting units were determined using an income approach whereby the fair value was calculated utilizing discounted estimated future cash flows. The income approach requires several assumptions including future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures and discount rates which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in testing our reporting units for impairment ranged from 13.4% to 18.5% with perpetual growth rates ranging from 1.3% to 6.7%.

Due to the inherent uncertainties involved in making these estimates, assumptions may change in future periods. Estimates and assumptions made for purposes of goodwill impairment testing may prove to be inaccurate predictions of the future, and other factors used in assessing fair value, such as the weighted average cost of capital, are outside the control of management. Unfavorable changes in certain of these key assumptions may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital assumption for each of our reporting units would cause the estimated fair values of our National Digital, Townsquare Ignite and Townsquare Interactive reporting units to decline, resulting in a decrease in the fair value in excess of their respective carrying values by approximately 3%, 4% and 4%, respectively. Further, keeping all other assumptions constant, a 10% decline in the estimated fair value of each reporting unit, due to other changes in assumptions, including forecasted future cash flows, would not have resulted in incremental goodwill impairment charges to our reporting units for the year ended December 31, 2025.

The following table presents changes in goodwill by segment during each of the two years ended December 31, 2025 and 2024, respectively (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Balance at December 31, 2023 (1)	$77,687	$77,000	$—	$2,583	$157,270
Impairment	(1,784)	—	—	(2,583)	(4,367)
Balance at December 31, 2024	$75,903	$77,000	$—	$—	$152,903
Impairment	(5,313)	—	—	—	(5,313)
Balance at December 31, 2025	$70,590	$77,000	$—	$—	$147,590
(1) The aggregate goodwill balance as of December 31, 2023 is net of (i) a $69.0 million non-cash goodwill impairment charge related to the local advertising businesses reporting unit in the fourth quarter of 2019; (ii) $48.9 million of accumulated impairment charges incurred in 2017, of which $39.9 million was included as a component of discontinued operations and $9.1 million of which related to the 2017 strategic review and restructuring of our entertainment business; (iii) a $4.1 million write-off of goodwill was recorded in 2017 in connection with business realignments within the entertainment business; and (iv) $2.8 million and $1.4 million non-cash goodwill impairment charges related to the local advertising and live events/other reporting units in the third and fourth quarters of 2023, respectively.

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

The following tables present details of intangible assets as of December 31, 2025 and 2024, respectively (in thousands):

	December 31, 2025
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$146,883	$—	$146,883
Content rights and other intangible assets	1 - 7	22,430	(14,266)	8,164
Total		$169,313	$(14,266)	$155,047

	December 31, 2024
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$150,383	$—	$150,383
Content rights and other intangible assets	2 - 8	22,488	(10,715)	11,773
Total		$172,871	$(10,715)	$162,156

Amortization expense for definite-lived intangible assets for each of the years ended December 31, 2025 and 2024 was $3.6 million and $7.3 million, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of December 31, 2025 is as follows (in thousands):

2026	$3,195
2027	1,978
2028	1,880
2029	646
2030	152
Thereafter	313
$8,164

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

Equity securities measured at cost minus impairment

During the year ended December 31, 2025, there were no impairment charges or observable price changes in orderly transactions for the Company's investees. During the year ended December 31, 2024, the Company recorded $2.0 million of impairment charges for existing investments as the Company became aware of objective evidence to indicate that the fair value of the investments were below their carrying amounts.

In February of 2024, one of the Company’s investees announced the completion of its acquisition in a private transaction. The Company recognized a $4.0 million gain on the transaction, based on total cash consideration received in the amount of $4.0 million.

A total of $14.5 million in cumulative impairment charges have been recorded for the Company’s existing equity securities that are measured at cost minus impairment.

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

Unrealized gains and losses are included as a component of other expense (income) on the Consolidated Financial Statements. The market price of the investee's common stock as of December 31, 2025 is categorized as Level 1 within the ASC 820 framework.

Note 7. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Term Loan	$455,426	$—
2026 Notes	—	467,436
Revolver	2,000	—
Debt before unamortized discount and deferred financing costs	457,426	467,436
Unamortized discount and deferred financing costs	(24,429)	(1,680)
Total debt	432,997	465,756
Less: current portion of long-term debt	(11,750)	—
Total long-term debt	$421,247	$465,756

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

The Company incurred approximately $5.5 million of fees and expenses in connection with the Senior Secured Credit Facility, which were capitalized and are being amortized over the remaining term of the Senior Secured Credit Facility, along with an original issue discount of $23.5 million, using the effective interest method. The Company recognized a $1.5 million loss on the early extinguishment of debt during the year ended December 31, 2025, comprised of unamortized deferred financing fees previously capitalized in connection with the issuance of the 2026 Notes.

The Term Loan Facility and revolving loans incurred under the Revolving Credit Facility mature on February 19, 2030. The initial per annum interest rate applicable to the Term Loan Facility is based on current SOFR levels with a 0.50% per annum SOFR floor and an applicable margin of 500 basis points (or an alternative base rate and an applicable margin of 400 basis points). The per annum interest rate applicable to the Revolving Credit Facility is based on current SOFR levels and an applicable margin of 375 basis points (or an alternative base rate and an applicable margin of 275 basis points). As of December 31, 2025, the interest rate on the Term Loan was 8.90%, based on current SOFR levels and the applicable margin of 500 basis points. As of December 31, 2025, borrowings under the Revolving Credit Facility had an interest rate of approximately 7.80%, based on current SOFR levels and the applicable margin of 375 basis points.

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

During the year ended December 31, 2025, the Company voluntarily repaid an aggregate $5.8 million principal amount of its Term Loan below par, plus accrued interest. The Company wrote-off approximately $0.2 million of the original issue discount and $0.1 million of unamortized deferred financing costs, recognizing a $0.2 million net gain for the year ended December 31, 2025.

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

The Company was in compliance with its covenants under the Senior Secured Credit Facility as of December 31, 2025.

As of December 31, 2025, based on available market information, the estimated fair value of the Term Loan was $323.1 million. As of December 24, 2024, the estimated fair value of the 2026 Notes was $465.1 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

The following table illustrates the components of our interest expense, net (in thousands):

	Year Ended December 31,
	2025	2024
2026 Notes	$4,282	$33,621
Term Loans	37,639	—
Revolver	514	—
Capital leases and other	894	1,179
Deferred financing costs	1,056	2,077
Debt discount amortization	3,539	—
Interest income	—	(651)
Interest expense, net	$47,924	$36,226

Annual maturities of the Company's long-term debt as of December 31, 2025 are as follows (in thousands):

(in thousands)
2026	$11,750
2027	13,513
2028	17,625
2029	22,325
2030	392,213
Thereafter	—
$457,426

Note 8. Lease and Other Commitments

Our lease agreements are primarily for facilities, land, radio towers and other equipment used in our operations and contain renewal options through 2124, escalating rent provisions and/or cost of living adjustments. The majority of our leases are operating leases, although we have several finance leases for equipment as the lease term represents a significant portion of the useful life. In several cases, we have lease arrangements where the lease payment is based upon the consumer price index. Our lease agreements generally do not contain guarantees of the residual value at the end of the lease term or restrictive financial or other covenants.

Total rental expense, including costs incurred for live events such as venue and equipment rentals, for our operating leases was $12.8 million and $13.8 million for the years ended December 31, 2025 and 2024, respectively, and is included in Income from operations.

In September 2015, the Company closed on the sale of 43 towers located on 41 sites in 28 markets to a subsidiary of Vertical Bridge, LLC ("Vertical Bridge") (the "Tower Sale"). The divested towers house antenna that broadcast certain of the Company’s radio stations. As part of this transaction, the Company leased a portion of the space on the sold towers that house certain of the Company's antenna. The lease is for a period of 35 years, including an initial term of twenty years and three optional 5-year renewal periods. The Company pays $41 of rent per annum ($1 per site per annum) to Vertical Bridge for the right to house its existing antenna on the divested towers. In addition, the Company determined that the lease is an operating lease and is amortizing the long-term prepaid rent asset and deferred gain on the sale of towers as offsetting amounts over the lease term. The ending balances of the prepaid rent asset and deferred gain, including the current portion of $0.2 million, as of December 31, 2025 and 2024 were $5.2 million and $5.4 million, respectively. The Company will continue to amortize these balances over the remaining lease term.

Weighted-average remaining lease term (in years) and discount rate related to leases were as follows:

Weighted Average Remaining Lease Term	December 31, 2025	December 31, 2024
Finance Leases	29.32 years	24.12 years
Operating leases	7.37 years	8.38 years
Weighted Average Discount Rate
Finance Leases	9.91%	7.41%
Operating leases	8.22%	6.93%

Maturities of lease liabilities for operating leases are as follows as of December 31, 2025 (in thousands):

2026	$10,346
2027	8,602
2028	7,736
2029	6,522
2030	4,854
Thereafter	22,451
Total operating lease payments	60,511
Less: imputed interest	(15,875)
Add: deferred gain sale leaseback transaction	5,153
Total	$49,789

Maturities of lease liabilities for financing leases are as follows as of December 31, 2025 (in thousands):

2026	$182
2027	167
2028	154
2029	146
2030	112
Thereafter	9,028
Total financing lease payments	9,789
Less: imputed interest	(8,152)
Total	$1,637

Finance leases are included in property and equipment, net, accrued expenses and other current liabilities and other long-term liabilities on our Consolidated Balance Sheets.

The components of lease costs recorded to operating and corporate expenses where the short-term lease measurement and recognition exemption was not applied are as follows (dollars in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating lease cost	$10,534	$11,309
Short-term lease cost	66	5
Variable lease cost	9	10
Total lease cost	$10,609	$11,324

Other Commitments: The radio broadcast industry’s principal ratings service is Nielsen Holdings N.V. (“Nielsen”), which publishes surveys for domestic radio markets. The Company’s remaining aggregate fixed obligation under the agreements with Nielsen as of December 31, 2025 is approximately $14.3 million and is expected to be paid in accordance with the agreements through June 2028. In addition, the Company has aggregate commitments of $1.7 million for a business management platform through October 2026.

Future expected payments under these agreements as of December 31, 2025 are as follows (in thousands):

2026	$8,182
2027	6,582
2028	1,229
2029	—
2030	—
Thereafter	—
Total purchase obligations	$15,993

Total payments made under these agreements were $8.5 million and $9.1 million for the years ended December 31, 2025 and 2024, respectively.

Note 9. Income Taxes

Income tax expense from operations for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Current income tax expense
State	$465	$663
Total current income tax expense	$465	$663

Deferred tax expense
Federal	$3,291	$135
State	972	509
Total deferred income tax expense	4,263	644
Total income tax provision	$4,728	$1,307

Total income tax expense from operations differed from the amount computed by applying the federal statutory tax rate of 21% for the years ended December 31, 2025 and 2024, due to the following (in thousands):

	2025		2024
Pretax income at federal statutory rate	$(1,055)	21.0%	$(2,020)	21.0%
State income tax expense, net federal expense (1)	313	(6.2)%	277	(2.9)%
Section 162(m) non-deductible compensation	2,100	(41.8)%	2,600	(27.0)%
Non-controlling interest	(371)	7.4%	(373)	3.9%
Meals and entertainment	86	(1.7)%	97	(1.0)%
Excess stock compensation	(7)	0.1%	(185)	1.9%
Other non-deductible items	53	(1.1)%	52	(0.5)%
Total Non-deductible items	1,861	(37.1)%	2,191	(22.8)%
Tax attribute expiration	212	(4.2)%	164	(1.7)%
Prior year NOL adjustment	(37)	0.7%	2,826	(29.4)%
Tax rate changes	(8)	0.2%	34	(0.4)%
Stock-based compensation	176	(3.5)%	589	(6.1)%
Property and equipment	—	—%	(92)	1.0%
Total Adjustment of prior year deferred taxes	343	(6.8)%	3,521	(36.6)%
Change in valuation allowance	3,261	(64.9)%	(2,698)	28.0%
Other items	5	(0.1)%	36	(0.4)%
Total expense for income taxes	$4,728	(94.1)%	$1,307	(13.6)%

(1) For the years ended December 31, 2025 and 2024 the jurisdictions making up the majority of state and local income taxes were:

2025: Texas, Iowa, New Jersey, Louisiana, and New York.
2024: Louisiana, Texas, Iowa and Kentucky.

Income taxes paid (net of refunds received) for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	2025	2024
Federal	$—	$—
State:
Texas	219	152
Illinois	—	43
Michigan	50	—
Minnesota	—	39
Kentucky	110	117
Louisiana	145	250
Other	37	80
Total State	$561	$681
Total Income Taxes Paid, net of refunds	$561	$681

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (“OBBBA”). The OBBBA includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and other provisions effective in 2026 and subsequent years.

The Company has reflected the tax impact of the OBBBA relating to the interest expense limitation under Section 163(j), which resulted in an increase to the current year interest expense deduction. The impact of the increased current year business interest deduction resulted in a lower utilization of definite lived net operating loss carryforwards as well as a corresponding reduction of the current year amount of interest expense carryforward and related valuation allowances.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2025 and 2024 are presented below (in thousands):

	2025	2024
Deferred tax assets:
Allowance for credit losses	$1,265	$1,000
Accrued expenses and other current liabilities	99	283
Stock-based compensation	2,909	2,557
Investments	1,653	1,657
Property and equipment	1,098	1,312
Interest expense	34,685	29,029
Operating lease obligations	12,636	13,541
Non-current liabilities	2,959	2,490
Net operating loss and credit carryforwards	24,650	25,001
Foreign tax credits	385	385
	82,339	77,255
Less: valuation allowance	(39,083)	(35,822)
Deferred tax assets	43,256	41,433
Deferred tax liabilities:
Intangible assets	48,549	41,402
Operating lease right of use assets	11,466	12,321
Software development costs	4	210
Deferred tax liabilities	60,019	53,933
Net deferred tax liabilities	$(16,763)	$(12,500)

As of December 31, 2025, the Company has federal net operating loss carryforwards of approximately $93.6 million available to offset future income which will expire in the years 2026 through 2037, of which $45.7 million has an indefinite life. Approximately $14.8 million is applicable to Townsquare Radio, Inc. and can only be utilized against its future earnings (subject to further limitations under Section 382 of the Internal Revenue Code), and $33.1 million applicable to post IPO operations of the Company and can be utilized against future earnings without limitation through 2037. Additionally, the Company has various amounts of state net operating loss carry forwards expiring through 2045.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. At December 31, 2025 and 2024, management believes it is not more likely than not that the Company will realize the benefits of these deductible differences.

The table below presents the changes in the Company’s valuation allowance:

	2025	2024
Balance at beginning of the year	$(35,822)	$(38,520)
Additions charged to income tax benefit	(4,133)	(6,226)
Allowances taken or written off	876	8,970
Other adjustments	(4)	(46)
Balance at the end of the year	$(39,083)	$(35,822)

The increase in the valuation allowance of $3.3 million during the year ended December 31, 2025 is primarily due to an increase in the valuation allowance for interest expense carryforwards of $3.7 million and a $0.4 million increase in state valuation allowances, partially offset by the utilization of net operating loss carryforwards of $0.8 million. The decrease in the valuation allowance of $2.7 million during the December 31, 2024 period, is primarily due to the utilization of net operating loss carryforwards in excess of interest expense carryforwards.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024
Balance at beginning of the year	$13,040	$12,986
(Decrease) increase due to change in tax rate	(37)	54
Balance at the end of the year	$13,003	$13,040

As of December 31, 2025, the Company had unrecognized tax benefits of $13.0 million, all of which if recognized, would result in additional federal and state net operating loss carryforwards, with $5.5 million impacting the effective tax rate, and $7.5 million fully offset by a valuation allowance. It is not expected that unrecognized tax benefits will materially change in the next 12 months.

Note 10. Stockholders’ Deficit

The table below presents a summary, as of December 31, 2025, of our authorized and outstanding common stock, and securities convertible into common stock, excluding options issued under our 2014 Omnibus Incentive Plan.

Security[1]	Par Value Per Share	Number Authorized	Number Outstanding	Description
Class A common stock	$0.01	300,000,000	15,215,533	One vote per share.
Class B common stock	$0.01	50,000,000	815,296	Ten votes per share.[2]
Class C common stock	$0.01	50,000,000	500,000	No votes.[2]
Total		400,000,000	16,530,829
[1] Each of the shares of common stock have equal economic rights.
[2] Each share converts into one share of Class A common stock upon transfer or at the option of the holder, subject to certain conditions, including compliance with FCC rules.

The foregoing share totals include 138,235 shares of restricted Class A common stock, subject to vesting terms, but excludes 6,097,130 of Class A common stock and 762,191 of Class B common stock issuable upon exercise of stock options, which options have an exercise price of between $4.79 and $10.71 per share and 1,120,393 of non-vested restricted Class A common stock units. Additionally, the Company is authorized to issue 50,000,000 shares of undesignated preferred stock.

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

Stock-based Compensation

The Company’s 2014 Omnibus Incentive Plan (the “2014 Incentive Plan”) provides grants of stock options, stock appreciation rights, restricted stock, other stock-based awards and other cash-based awards. Directors, officers and other employees of the Company and its subsidiaries, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2014 Incentive Plan. The purpose of the 2014 Incentive Plan is to provide incentives that will attract, retain and motivate high performing officers, directors, employees and consultants by providing them with appropriate incentives and rewards either through a proprietary interest in our long-term success or compensation based on their performance in fulfilling their personal responsibilities. The aggregate number of shares of common stock which may be issued or used for reference purposes under the 2014 Incentive Plan or with respect to which awards may be granted may not exceed 27,000,000 shares. As of December 31, 2025, 10,181,082 shares were available for grant. Shares issued under the 2014 Incentive Plan are generally issued from common stock authorized for issuance.

Employee Stock Purchase Plan

The ESPP constitutes a sub-plan under the Townsquare Media, Inc. 2014 Omnibus Incentive Plan. Under the ESPP, eligible employees may authorize payroll deductions of at least 3% but no more than 15% of their current compensation of each payday during six month offering periods which commence on January 1 and July 1. Contributions are subject to an annual limitation of $25,000, and are used to purchase shares of Class A common stock at 90% of the fair market value of the Class A common stock on either the first or last day of an offering period, whichever is lower. The total number of shares purchased during each offering period may not exceed 2,000 shares per eligible participant and the total aggregate discount price for any calendar year may not exceed an annual limitation of $600,000. During the years ended December 31, 2025 and 2024, the total amount of common stock issued under the ESPP totaled 78,389 and 75,846 shares, respectively.

Dividends Declared

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

On October 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.3 million was paid to holders of record as of January 26, 2026, on February 2, 2026.

On March 4, 2026, the board of directors approved a quarterly dividend of $0.20 per share. The dividend will be paid to holders of record as of April 27, 2026 on May 4, 2026.

Stock Repurchase Agreement

On April 1, 2024, the Company repurchased 1.5 million shares of the Company’s Class A common stock from MSG National Properties, LLC (“MSG”) for total consideration in the aggregate amount of $14.6 million, or $9.76 per share. The shares were retired upon repurchase.

Stock Repurchase Plan

On December 10, 2024, the Board of Directors authorized and approved a stock repurchase plan, pursuant to which the Company is authorized to repurchase up to $50 million of the Company’s issued and outstanding Class A common stock over a three-year period (the "2024 Stock Repurchase Plan"). Repurchases of common stock under the repurchase plan may be made, from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions, applicable legal requirements, debt covenants and other considerations. Any such repurchases may be executed using open market purchases, privately negotiated agreements or other transactions, and may be funded from cash on hand, available borrowings or proceeds from potential debt or other capital markets sources. The 2024 Stock Repurchase Plan has substantially the same terms as, and was intended to replace, the 2021 Stock Repurchase Plan, which expired on December 16, 2024. During the year ended December 31, 2025 there were no shares of Class A common stock repurchased under the 2024 Stock Repurchase Plan. During the year ended December 31, 2024 a total of 2,281,631 shares were repurchased. In total, 2,491,022 shares were repurchased under the 2021 Stock Repurchase Plan.

Stock Bonus Program

In 2024, the Company implemented a stock bonus program that offered certain employees the option to receive their annual incentive compensation in the form of the Company's Class A common stock. The incentive compensation to be paid to each employee is fixed at the time of election to participate in the program and the number of shares to be issued is determined based on the closing price of the Company's Class A common stock on the settlement date, typically in the fourth quarter of the performance year or during the first quarter following each respective performance year. During the year ended December 31, 2025, a total of $4.7 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program, respectively. During the year ended December 31, 2024, a total of $3.8 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program. A total of 566,359 shares were granted under the stock bonus program for the performance year ended December 31, 2024.

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

Stock Option Activity

During the year ended December 31, 2025, eligible option holders tendered 127,686 options to purchase 127,686 shares of Townsquare common stock.

During the year ended December 31, 2025, the Company granted 292,298 options with grant date fair values ranging from $0.86 to $1.48 and vesting periods of one to four-years, each with ten-year terms. The Company also granted 148,528 options with grant date fair values of $1.09 to $1.27, respectively. The options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

VWAP over 20 consecutive trading days of the three-year performance period
VWAP	Number of Shares that Vest
$8.24	49,504
$9.62	49,504
$10.99	49,520
148,528

No portion of the grants will vest unless the VWAP targets are achieved during the respective performance periods.

During the year ended December 31, 2024, the Company granted 124,093 options with grant date fair values ranging from $2.30 to $2.95 and vesting periods from three to five-years, each with ten-year terms. The Company also granted 73,738 options with grant date fair values of $2.68 to $2.86, respectively. These options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified VWAP over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

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

	Monte Carlo Model	Black-Scholes Model	Monte Carlo Model	Black-Scholes Model
	2025	2025	2024	2024
Expected volatility	49.5%	46.1% - 49.9%	53%	51% - 52%
Expected term	6.0 years	5.5 - 7.00 years	5.33 years	6.01 - 7.0 years
Risk free interest rate	4.04%	3.39% - 4.04%	4.03%	3.63% - 4.23%
Expected dividend yield	11.54%	10.38% - 12.54%	7.14%	7.14% - 8.32%

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

The following table summarizes option activity for the year ended December 31, 2025:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	6,984,335	$7.30	6.02	$12,779
Granted - service conditions	292,298	6.98
Granted - market conditions	148,528	6.93
Exercised	(127,686)	6.68		267
Forfeited and expired	(438,154)	8.61
Outstanding at December 31, 2025	6,859,321	$7.21	5.56	$11
Exercisable at December 31, 2025	4,540,976	$6.98	4.89	$11

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the year ended December 31, 2025, the Company granted 150,661 shares, including 71,505 shares to non-employee directors, with a vesting period of one to three years.

The following table summarizes restricted stock activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2025	127,348	$10.44
Shares granted	150,661	8.30
Shares vested	(139,774)	9.49
Non-vested balance at December 31, 2025	138,235	$9.06

The fair value of the restricted stock award is equal to the closing share price on the date of grant. The vesting terms of shares of restricted stock vary from 1 to 3 years.

Restricted Stock Units

The following table summarizes restricted stock unit activity for the year ended December 31, 2025:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2025	655,033	$7.17
Shares granted - service conditions	286,874	8.74
Shares granted - market conditions	331,087	9.07
Bonus shares granted	479,749	7.97
Shares vested	(631,569)	7.79
Shares forfeited	(781)	8.32
Non-vested balance at December 31, 2025	1,120,393	$7.29

During the year ended December 31, 2025, the Company granted 286,874 stock units with a vesting periods ranging from vested at grant date to three years, and 479,749 stock units under the Stock Bonus Program that vested at the grant date. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

During the year ended December 31, 2024, the Company granted 86,610 stock units that vested at the grant date and had a grant date fair value of $10.07 per share, respectively. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

During the year ended December 31, 2025, the Company granted 331,087 restricted stock units with a vesting period of three years and grant date fair values ranging from $6.75 - $7.47, respectively. The stock units contain market conditions whereby the stock units will vest subject to the achievement of a specified VWAP, subject to continued employment or service through the end of the performance period as observed and summarized below:

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

The grant date fair value of the restricted stock units with market conditions is estimated using the Monte Carlo option pricing model. The below table summarizes the assumptions used to estimate the fair value of the restricted stock units granted:

Monte Carlo Model
Expected volatility	42%
Risk free interest rate	4.46%
Expected dividend yield	8.7%

The expected volatility was based on market conditions of the Company. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the vesting period of the restricted stock units.

For the years ended December 31, 2025 and 2024, the Company recognized $9.1 million and $8.8 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP. As of December 31, 2025, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $1.7 million and $3.2 million, respectively, and is expected to be recognized over a weighted average period of 1.4 and 1.7 years, respectively. The income tax benefit derived for the year ended December 31, 2025 and December 31, 2024 as a result of stock option exercises and other stock-based compensation was approximately $0.4 million and $1.0 million, respectively, of which approximately $9.0 thousand and $0.2 million represented excess tax benefits, respectively.

Note 11. Net Loss Per Common Share

Net Loss Per Common Share

Basic earnings per common share (“EPS”) is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted EPS is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents.

The calculation of basic and diluted EPS for the years ended December 31, 2025 and 2024, was as follows (in thousands, except per share data):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(9,750)	$(10,928)
Net income from non-controlling interest	$1,766	$1,776
Net loss attributable to controlling interest	$(11,516)	$(12,704)

Denominator:
Weighted average shares of common stock outstanding	16,184	15,601
Effect of dilutive common stock equivalents	—	—
Weighted average diluted common shares outstanding	16,184	15,601

Basic loss per share:	$(0.71)	$(0.81)

Diluted loss per share:	$(0.71)	$(0.81)

The Company had the following dilutive securities that were not included in the computations of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024
Stock options	5,716	7,106
Stock options with unsatisfied market conditions	1,280	1,173
Restricted stock units	474	367
Restricted stock units with unsatisfied market conditions	682	388
Restricted stock awards	135	122
Shares expected to be issued under stock bonus program	751	384
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	40	39

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

The following table presents the Company's reportable segment information, and includes the calculation of segment profit to operating income for the year ended December 31, 2025, (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$161,176	$74,843	$183,357	$8,004	$—	$427,380
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	125,232	49,705	135,261	8,078	—	318,276
Segment Profit (Loss)	$35,944	$25,138	$48,096	$(74)	$—	$109,104
Depreciation and amortization	876	2,030	10,142	93	5,267	18,408
Corporate expenses	—	—	—	—	20,997	20,997
Stock-based compensation	2,068	494	1,487	14	9,713	13,776
Transaction and business realignment costs	—	—	797	23	10,830	11,650
Impairment of intangible assets, goodwill, investments and long-lived assets	5,313	—	3,598	—	—	8,911
Net gain on sale and retirement of assets	—	—	(7,238)	—	(1,601)	(8,839)
Operating income (loss)	$27,687	$22,614	$39,310	$(204)	$(45,206)	$44,201

The following table presents the Company's reportable segment information, and includes the calculation of segment profit to operating income for the year ended December 31, 2024, (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$158,615	$75,343	$209,867	$7,157	$—	$450,982
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	117,916	53,930	147,136	7,800	—	326,782
Segment Profit (Loss)	$40,699	$21,413	$62,731	$(643)	$—	$124,200
Depreciation and amortization	954	2,424	11,060	122	5,107	19,667
Corporate expenses	—	—	—	—	23,815	23,815
Stock-based compensation	1,815	938	1,314	16	13,088	17,171
Transaction and business realignment costs	—	—	511	23	4,371	4,905
Impairment of intangible assets, goodwill, investments and long-lived assets	1,784	—	31,337	2,583	2,010	37,714
Net gain on sale and retirement of assets	—	—	(765)	—	—	(765)
Operating income (loss)	$36,146	$18,051	$19,274	$(3,387)	$(48,391)	$21,693

SCHEDULE II
TOWNSQUARE MEDIA, INC.
FINANCIAL STATEMENT SCHEDULE
VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for credit losses
2025	$3,924	$6,033	$(4,978)	$4,979
2024	$4,041	$4,731	$(4,848)	$3,924

S-1