Form 10-Q
period 2026-03-31
Townsquare Media, Inc.
filed 2026-05-11
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of May 6, 2026, the registrant had 17,953,792 outstanding shares of common stock consisting of: (i) 16,638,496 shares of Class A common stock, par value $0.01 per share and (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 500,000 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	March 31, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$2,182	$4,759
Accounts receivable, net of allowance for credit losses of $4,496 and $4,979, respectively	49,143	52,048
Prepaid expenses and other current assets	14,779	12,582
Total current assets	66,104	69,389
Property and equipment, net	109,695	110,043
Intangible assets, net	145,606	155,047
Goodwill	147,590	147,590
Investments	725	725
Operating lease right-of-use assets	45,403	45,099
Other assets	611	667
Restricted cash	323	58
Total assets	$516,057	$528,618
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,079	$6,895
Current portion of long-term debt	11,750	11,750
Deferred revenue	8,581	8,737
Accrued compensation and benefits	8,077	11,486
Accrued expenses and other current liabilities	32,519	30,886
Operating lease liabilities, current	7,755	7,688
Accrued interest	4,337	4,791
Total current liabilities	80,098	82,233
Long-term debt, net of discount and deferred finance costs of $23,316 and $24,429, respectively	422,423	421,247
Deferred tax liability	971	16,763
Operating lease liability, net of current portion	41,980	42,101
Other long-term liabilities	6,831	7,266
Total liabilities	552,303	569,610
Stockholders’ deficit:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 17,320,246 and 16,180,932 shares issued and outstanding, respectively	173	162
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding, respectively	5	5
Total common stock	186	175
Treasury stock, at cost; 965,399 and 965,399 shares of Class A common stock, respectively	(11,203)	(11,203)
Additional paid-in capital	325,563	319,818
Accumulated deficit	(354,388)	(353,195)
Non-controlling interest	3,596	3,413
Total stockholders’ deficit	(36,246)	(40,992)
Total liabilities and stockholders’ deficit	$516,057	$528,618

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Net revenue	$96,781	$98,675

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	75,577	75,816
Depreciation and amortization	4,696	4,415
Corporate expenses	4,823	4,722
Stock-based compensation	3,731	4,188
Transaction and business realignment costs	1,141	2,438
Impairment of intangible assets	8,588	—
Net gain on sales and retirement of assets	(501)	(37)
Total operating costs and expenses	98,055	91,542
Operating (loss) income	(1,274)	7,133
Other expense (income):
Interest expense, net	11,329	10,239
Loss on extinguishment of debt	—	1,452
Other expense (income), net	112	(9)
Loss from operations before tax	(12,715)	(4,549)
Income tax benefit	(15,672)	(3,038)
Net income (loss)	$2,957	$(1,511)

Net income (loss) attributable to:
Controlling interests	$2,774	$(1,982)
Non-controlling interests	$183	$471

Basic income (loss) per share	$0.17	$(0.12)

Diluted income (loss) per share	$0.16	$(0.12)

Weighted average shares outstanding:
Basic	16,800	15,887
Diluted	17,720	15,887

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2026	16,180,932	815,296	500,000	965,399	$175	$(11,203)	$319,818	$(353,195)	$3,413	$(40,992)
Net income	—	—	—	—	—	—	—	2,774	183	2,957
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,967)	—	(3,967)
Stock-based compensation	—	—	—	—	—	—	2,739	—	—	2,739
Common stock issued under exercise of stock options	19,500	—	—	—	—	—	130	—	—	130
ESPP shares issued	37,671	—	—	—	—	—	174	—	—	174
Issuance of restricted stock(1)	1,082,143	—	—	—	11	—	2,702	—	—	2,713
Balance at March 31, 2026	17,320,246	815,296	500,000	965,399	$186	$(11,203)	$325,563	$(354,388)	$3,596	$(36,246)
(1) Refer to Note 8, Stockholders' Deficit, in the accompanying Notes to Unaudited Consolidated Financial Statements for additional information related to shares issued.

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
(1) Refer to Note 8, Stockholders' Deficit, in the accompanying Notes to Unaudited Consolidated Financial Statements for additional information related to restricted stock issued.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,957	$(1,511)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,696	4,415
Amortization of debt discount and deferred financing costs	1,114	762
Non-cash lease income	(263)	(403)
Net deferred taxes and other	(15,792)	(3,213)
Allowance for credit losses	623	1,016
Stock-based compensation expense	3,731	4,188
Loss on extinguishment of debt	—	1,452
Trade and barter activity, net	(592)	188
Impairment of intangible assets	8,588	—
Net gain on sales and retirements of assets	(501)	—
Amortization of content rights	370	370
Change in content rights liabilities	(467)	(391)
Other	42	1,141
Changes in assets and liabilities
Accounts receivable	2,375	7,933
Prepaid expenses and other assets	(1,968)	(1,860)
Accounts payable	(75)	2,446
Accrued expenses	(187)	(8,300)
Accrued interest	(454)	(8,507)
Other long-term liabilities	(2)	208
Net cash provided by (used in) operating activities	4,195	(66)

Cash flows from investing activities:
Purchases of property and equipment	(3,637)	(4,475)
Net proceeds from sales of assets	737	127
Proceeds from insurance recoveries	9	4
Net cash used in investing activities	(2,891)	(4,344)

Cash flows from financing activities:
Repayment and repurchases of 2026 Notes	—	(467,436)
Proceeds from Term Loan	—	446,400
Fixed quarterly repayments of Term Loan	(2,938)	—
Deferred financing costs	—	(4,646)
Borrowings under the revolving credit facility	3,000	10,000
Repayment of borrowings under the revolving credit facility	—	(3,000)
Dividend payments	(3,687)	(3,148)
Proceeds from stock options exercised	130	658
Shares withheld in lieu of employee tax withholding	—	(1,432)
Withholdings for shares issued under the ESPP	174	289
Repayments of capitalized obligations	(295)	(414)
Net cash used in financing activities	(3,616)	(22,729)

Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(2,312)	(27,139)
Beginning of period	4,817	32,990
End of period	$2,505	$5,851

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$10,632	$17,959
Income and Franchise taxes	80	56

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$3,967	$3,504
Accrued financing costs	—	879
Property and equipment acquired in exchange for advertising (1)	316	351
Accrued capital expenditures	210	711

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$2,963	$3,123
Right-of-use assets obtained in exchange for operating lease obligations	2,165	1,046

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,182	$5,528
Restricted cash	323	323
	$2,505	$5,851
(1) Represents total advertising services provided by the Company in exchange for property and equipment during each of the three months ended March 31, 2026 and 2025, respectively.

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2025 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three months ended March 31, 2026, cash flows for the three months ended March 31, 2026, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2026. The Consolidated Balance Sheet as of December 31, 2025 is derived from the audited Consolidated Financial Statements at that date.

The presentation of $0.7 million of stock-based compensation expense previously reported in the Corporate category for the three months ended March 31, 2025 has been reclassified to conform with the current period's presentation. The reclassification resulted in a $0.3 million, $0.1 million, and $0.3 million increase in stock-based compensation for the Digital Advertising, Subscription Digital Marketing Solutions and Broadcast Advertising segments, respectively, for the three months ended March 31, 2025.

The presentation of $0.1 million of broadcast advertising revenue previously reported in the Other category for the three months ended March 31, 2025 has been reclassified to the Broadcast Advertising segment to conform with the current period's presentation.

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

Note 2. Summary of Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies since December 31, 2025. For the Company's detailed accounting policies please refer to the Consolidated Financial Statements and related notes thereto included in the Company's 2025 Annual Report on Form 10-K.

Recently Issued Standards That Have Not Yet Been Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires the disclosure in the notes to financial statements, information about certain costs and expenses including, purchases of inventory, employee compensation, depreciation and intangible asset amortization. The guidance also requires a qualitative description of amounts remaining in certain expense captions that are not separately disaggregated on a quantitative basis, as well as the disclosure of the total amount of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company continues to evaluate this new standard, but does not expect its adoption to have a significant impact on the Consolidated Financial Statements as its impact relates to additional disclosure.

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

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$39,236	$17,510	$38,031	$1,359	$96,136
Political	28	—	617	—	645
Net Revenue	$39,264	$17,510	$38,648	$1,359	$96,781

	Three Months Ended March 31, 2025
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$36,702	$19,022	$40,869	$1,515	$98,108
Political	49	—	518	—	567
Net Revenue	$36,751	$19,022	$41,387	$1,515	$98,675

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

Net revenue for digital advertisements is recognized as the contractual performance obligations for Townsquare services are satisfied over the duration of the campaigns based on impressions delivered or time elapsed. Net revenue for broadcast advertisements are recognized when the commercial is broadcast. Live events revenue and other non-broadcast advertising revenue is recognized as events are conducted. We measure progress towards the satisfaction of our contractual performance obligations in accordance with the contractual arrangement. We recognize the associated contractual revenue as delivery takes place and the right to invoice for services performed is met.

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	March 31, 2026	December 31, 2025
Accounts Receivable	$49,143	$52,048
Short-term contract liabilities (deferred revenue)	$8,581	$8,737
Contract Acquisition Costs	$8,618	$8,516

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of March 31, 2026, and December 31, 2025, the balance in the contract liabilities was $8.6 million and $8.7 million, respectively. The decrease in the contract liabilities balance at March 31, 2026 is primarily driven by $5.8 million of recognized revenue for the three months ended March 31, 2026, offset by cash payments received or due in advance of satisfying our performance obligations. For the three months ended March 31, 2025, we recognized $6.3 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three months ended March 31, 2026.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of March 31, 2026 and December 31, 2025, we had a balance of $8.6 million and $8.5 million, respectively, in capitalized contract acquisition costs and recognized $1.4 million of amortization for the three months ended March 31, 2026. For the three months ended March 31, 2025, we recognized $1.1 million of amortization. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three months ended March 31, 2026 and 2025.

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

The change in the allowance for credit losses for the three months ended March 31, 2026 was as follows (in thousands):

Balance at December 31, 2025	$4,979
Provision for credit losses	623
Amounts written off against allowance, net of recoveries	(1,106)
Balance at March 31, 2026	$4,496

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Land and improvements	$18,072	$18,268
Buildings and leasehold improvements	61,253	60,702
Broadcast equipment	116,185	115,224
Computer and office equipment	27,766	27,445
Furniture and fixtures	21,739	21,570
Transportation equipment	12,170	12,037
Software development costs	61,146	59,563
Total property and equipment, gross	318,331	314,809
Less accumulated depreciation and amortization	(208,636)	(204,766)
Total property and equipment, net	$109,695	$110,043

Depreciation and amortization expense for property and equipment was $4.2 million and $3.9 million for the three months ended March 31, 2026 and 2025, respectively.

During the three months ended March 31, 2026, the Company recognized a $0.5 million net gain on the sale of property in Danbury, CT.

The Company had no material right of use assets related to its finance leases as of March 31, 2026 and December 31, 2025.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to an increase in the weighted average cost of capital, the Company quantitatively evaluated the fair value of its FCC licenses at March 31, 2026.

The key assumptions used in applying the direct valuation method are summarized as follows:

	March 31, 2026
Discount Rate	13.7%
Long-term Revenue Growth Rate	(2.5)%
	Low	High
Mature Market Share*	18.7%	71.2%
Operating Profit Margin	27.3%	47.7%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the interim impairment assessments of our FCC licenses, the Company incurred $8.6 million of impairment charges for FCC licenses in 14 of our 74 local markets for the three months ended March 31, 2026, and incurred no impairment charges for FCC licenses for the three months ended March 31, 2025, respectively. The impairment charge realized during the three months ended March 31, 2026 was primarily driven by changes in the market data utilized in determining the discount rate applied in the valuation of our FCC licenses, which drove an increase in the weighted average cost of capital. The changes in data were primarily driven by an increase in industry bond yields.

The assumptions used to estimate the fair value of our FCC licenses are dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines in excess of these assumptions, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $19.9 million which would have resulted in an incremental impairment charge of $10.3 million as of March 31, 2026. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $11.3 million which would have resulted in an incremental impairment charge of $8.9 million as of March 31, 2026. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $8.9 million which would result in an incremental impairment charge of $7.2 million.

Goodwill

For goodwill impairment testing, the Company has selected December 31st as the annual testing date. In addition to the annual impairment test, the Company regularly assesses whether a triggering event has occurred, which would require interim impairment testing. As of December 31, 2025, the fair values of our National Digital, Townsquare Ignite, and Townsquare Interactive reporting units were in excess of their respective carrying values by approximately 47%, 106%, and 152%, respectively. The Local Advertising, Amped, Analytical Services and Live Events reporting units had no goodwill as of December 31, 2025.

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2025 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of March 31, 2026.

Definite-lived intangible assets

The Company’s definite-lived intangible assets were acquired primarily in various acquisitions as well as in connection with the acquisition of software and music licenses.

The following tables present details of our intangible assets as of March 31, 2026 and December 31, 2025, respectively (in thousands):

	March 31, 2026
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$138,295	$—	$138,295
Content rights and other intangible assets	1 - 7	22,430	(15,119)	7,311
Total		$160,725	$(15,119)	$145,606

	December 31, 2025
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$146,883	$—	$146,883
Content rights and other intangible assets	1 - 7	22,430	(14,266)	8,164
Total		$169,313	$(14,266)	$155,047

Amortization of definite-lived intangible assets was $0.9 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of March 31, 2026 is as follows (in thousands):

2026 (remainder)	$2,342
2027	1,978
2028	1,880
2029	646
2030	152
Thereafter	313
$7,311

Note 6. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Term Loan	$452,489	$455,426
Revolver	5,000	2,000
Debt before unamortized discount and deferred financing costs	$457,489	$457,426
Unamortized discount and deferred financing costs	(23,316)	(24,429)
Total Debt	$434,173	$432,997
Less: current portion of long-term debt	(11,750)	(11,750)
Total long-term debt	$422,423	$421,247

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

The Term Loan Facility and revolving loans incurred under the Revolving Credit Facility mature on February 19, 2030. The per annum interest rate applicable to the Term Loan Facility is based on current SOFR levels with a 0.50% per annum SOFR floor and an applicable margin of 500 basis points (or an alternative base rate and an applicable margin of 400 basis points). The per annum interest rate applicable to the Revolving Credit Facility is based on current SOFR levels and an applicable margin of 375 basis points (or an alternative base rate and an applicable margin of 275 basis points). As of March 31, 2026, the interest rate on the Term Loan was 8.59%, based on current SOFR levels and the applicable margin of 500 basis points. As of March 31, 2026, borrowings under the Revolving Credit Facility had an interest rate of approximately 7.40%, based on current SOFR levels and the applicable margin of 375 basis points.

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

The Company was in compliance with its covenants under the Senior Secured Credit Facility as of March 31, 2026.

As of March 31, 2026, based on available market information, the estimated fair value of the Term Loan was $328.1 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of March 31, 2026 are as follows (in thousands):

2026 (remainder)	$8,813
2027	13,513
2028	17,625
2029	22,325
2030	395,213
Thereafter	—
$457,489

Note 7. Income Taxes

The Company's effective tax rate for the three months ended March 31, 2026 and 2025 was approximately 123.3% and 66.8%, respectively.

The change in the effective tax rate for the three months ended March 31, 2026, is driven by the valuation allowance for interest expense carryforwards, non-deductible compensation and the effects of non-cash impairment charges recognized in the first quarter of 2026.

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

Note 8. Stockholders' Deficit

Stock Options

During the three months ended March 31, 2026, eligible option holders tendered 19,500 options to purchase 19,500 shares of Townsquare common stock.

During the three months ended March 31, 2026, the Company did not grant any stock options.

The following table summarizes all option activity for the three months ended March 31, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	6,859,321	$7.21	5.56	$11
Exercised	(19,500)	6.64		5
Forfeited and expired	(87,384)	8.76
Outstanding at March 31, 2026	6,752,437	$7.19	5.32	$19
Exercisable at March 31, 2026	4,833,704	$7.01	4.84	$19

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the three months ended March 31, 2026, the Company granted 140,911 restricted stock awards, including 120,150 shares to non-employee directors, with vesting periods of one to three years. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2026	138,235	$9.06
Shares granted	140,911	5.52
Shares vested	(89,179)	8.73
Non-vested balance at March 31, 2026	189,967	$6.60

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2026:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2026	1,120,393	$7.29
Shares granted - service conditions	529,142	5.39
Shares granted - market conditions	890,030	5.41
Bonus shares granted	506,244	5.36
Shares vested	(941,232)	5.79
Shares canceled - market conditions	(218,543)	4.21
Non-vested balance at March 31, 2026	1,886,034	$5.32

During the three months ended March 31, 2026, the Company granted 529,142 stock units with vesting periods ranging from vested at grant date to three years, and 506,244 bonus stock units that were vested at the grant date. The fair values of these restricted stock units were equal to the closing share price on the date of grant.

During the three months ended March 31, 2026, the Company granted 890,030 restricted stock units with a vesting period of three years and grant date fair values ranging from $2.06 - $3.63. The stock units contain market conditions whereby the stock units will vest subject to the achievement of a specified VWAP, subject to continued employment or service through the end of the performance period as observed and summarized below:

VWAP over a period of 20 consecutive trading days of the three-year performance period
VWAP	Number of Shares that Vest
$6.49	216,990
$7.57	289,054
$8.66	383,986

The grant date fair value of the restricted stock units with market conditions is estimated using the Monte Carlo option pricing model. The below table summarizes the assumptions used to estimate the fair value of the restricted stock units granted:

Monte Carlo Model
Expected volatility	41.3%
Risk free interest rate	3.59%
Expected dividend yield	14.7%

The expected volatility was based on market conditions of the Company. The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant which most closely corresponds to the vesting period of the restricted stock units.

Employee Stock Purchase Plan

During the three months ended March 31, 2026, a total of 37,671 shares of Class A common stock were issued under the 2021 Employee Stock Purchase Plan (the "ESPP").

For the three months ended March 31, 2026 and 2025, the Company recognized approximately $3.7 million and $4.2 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP.

As of March 31, 2026, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $1.3 million and $6.9 million, respectively, and is expected to be recognized over a weighted average period of 1.2 years and 1.8 years, respectively.

Dividends Declared

On October 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.3 million was paid to holders of record as of January 26, 2026, on February 2, 2026.

On March 4, 2026, the board of directors approved a quarterly dividend of $0.20 per share. The dividend of $3.6 million was paid to holders of record as of April 27, 2026, on May 4, 2026.

On May 1, 2026, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend will be payable on August 3, 2026 to shareholders of record as of the close of business on July 27, 2026.

Stock Bonus Program

In 2024, the Company implemented a stock bonus program that offered certain employees the option to receive their annual incentive compensation in the form of the Company's Class A common stock. The incentive compensation to be paid to each employee is fixed at the time of election to participate in the program and the number of shares to be issued is determined based on the closing price of the Company's Class A common stock on the settlement date, primarily in the fourth quarter of the performance year or during the first quarter following each respective performance year. During the three months ended March 31, 2026 and 2025, a total of $1.0 million and $0.9 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program, respectively. A total of 506,244 and 566,359 shares were granted under the Stock Bonus Program for each of the performance years ended December 31, 2025 and 2024, respectively, during the three months ended March 31, 2026 and 2025, respectively.

Note 9. Net Income (Loss) Per Share

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

The following table sets forth the computations of basic and diluted net income (loss) per share for the three months ended March 31, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended March 31,
	2026	2025

Numerator:
Net income (loss)	$2,957	$(1,511)
Net income from non-controlling interest	183	471
Net income (loss) attributable to controlling interest	$2,774	$(1,982)

Denominator:
Weighted average shares of common stock outstanding	16,800	15,887
Effect of dilutive common stock equivalents	920	—
Weighted average diluted common shares outstanding	17,720	15,887

Basic income (loss) per share	$0.17	$(0.12)

Diluted income (loss) per share	$0.16	$(0.12)

The Company had the following dilutive securities that were not included in the computation of diluted net income (loss) income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Stock options	5,082	5,749
Stock options with unsatisfied market conditions	1,324	1,175
Restricted stock units	248	456
Restricted stock units with unsatisfied market conditions	1,168	644
Restricted stock awards	9	141
Shares to be issued under stock bonus program	—	239
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	—	33

Note 10. Commitments and Contingencies

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

The following tables present the Company's reportable segment results for the three months ended March 31, 2026 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$39,264	$17,510	$38,648	$1,359	$—	$96,781
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	31,758	11,610	31,169	1,040	—	75,577
Segment Profit	$7,506	$5,900	$7,479	$319	$—	$21,204
Depreciation and amortization	234	764	2,354	22	1,322	4,696
Corporate expenses	—	—	—	—	4,823	4,823
Stock-based compensation	493	101	436	3	2,698	3,731
Transaction and business realignment costs	—	—	679	6	456	1,141
Impairment of intangible assets	—	—	8,588	—	—	8,588
Net gain on sale and retirement of assets	—	—	(501)	—	—	(501)
Operating income (loss)	$6,779	$5,035	$(4,077)	$288	$(9,299)	$(1,274)

The following table presents the Company's reportable segment results for the three months ended March 31, 2025 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$36,751	$19,022	$41,387	$1,515	$—	$98,675
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	28,851	12,846	32,943	1,176	—	75,816
Segment Profit	$7,900	$6,176	$8,444	$339	$—	$22,859
Depreciation and amortization	218	472	2,564	24	1,137	4,415
Corporate expenses	—	—	—	—	4,722	4,722
Stock-based compensation	436	133	414	3	3,202	4,188
Transaction and business realignment costs	—	—	224	6	2,208	2,438
Net gain on sale and retirement of assets	—	—	(37)	—	—	(37)
Operating income (loss)	$7,246	$5,571	$5,279	$306	$(11,269)	$7,133

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

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements often discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “believe,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include the impact of general economic conditions in the United States, or in the specific markets in which we currently do business including supply chain disruptions, inflation, labor shortages, tariffs, and the effect on advertising activity, industry conditions, including existing competition and future competitive technologies, including artificial intelligence, the popularity of radio as a broadcasting and advertising medium, cancellations, disruptions or postponements of advertising schedules in response to national or world events, our ability to develop and maintain digital technologies, including artificial intelligence, and hire and retain technical and sales talent, our dependence on key personnel, our capital expenditure requirements, our continued ability to identify suitable acquisition targets, and consummate and integrate any future acquisitions, legislative or regulatory requirements, risks and uncertainties relating to our leverage and changes in interest rates, our ability to obtain financing at times, in amounts and at rates considered appropriate by us, our ability to access the capital markets as and when needed and on terms that we consider favorable to us and other factors discussed in this section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and under “Risk Factors” in our 2025 Annual Report on Form 10-K, as well as other risks discussed from time to time in our filings with the SEC. Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. The forward-looking statements included in this report are made only as of the date hereof or as of the date specified herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

Broadcast Advertising

Our Broadcast Advertising segment includes our portfolio of 337 local terrestrial radio stations. Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations primarily to local and regional spot advertisers and, to a lesser extent, national spot and national network advertisers. We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Given the stability of radio’s audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our local markets outside the top 50 markets in the U.S.

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

OVERVIEW OF OUR PERFORMANCE

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended March 31, 2026 as compared to the same period in 2025 are summarized below:

•Net revenue decreased $1.9 million, or 1.9%, primarily driven by a $2.7 million decrease in our Broadcast Advertising net revenue and a $1.5 million decrease in Subscription Digital Marketing Solutions net revenue, partially offset by a $2.5 million increase in our Digital Advertising net revenue.

•Excluding political revenue of $0.6 million for each of the three months ended March 31, 2026 and 2025, respectively, net revenue decreased $2.0 million, or 2.0%, to $96.1 million, Broadcast Advertising net revenue decreased $2.8 million, or 6.9%, to $38.0 million, and Digital Advertising net revenue increased $2.5 million, or 6.9%, to $39.2 million.

•Operating income decreased $8.4 million for the three months ended March 31, 2026. The decrease was primarily due to an $8.6 million non-cash impairment charge and the $1.9 million decrease in net revenue, partially offset by a $1.3 million decrease in transaction and business realignment costs.

•Broadcast Advertising reported an operating loss of $4.1 million for the three months ended March 31, 2026, which represents a decrease of $9.4 million, as compared to operating income of $5.3 million for the same period in 2025. The decrease is primarily due to an $8.6 million non-cash impairment charge and a $1.0 million decrease in segment profit, partially offset by a $0.5 million increase in net gain on sales and retirements of assets. Digital Advertising reported operating income of $6.8 million for the three months ended March 31, 2026, a decrease of $0.5 million, as compared to operating income of $7.2 million for the same period in 2025 due to a $0.4 million decrease in segment profit. Subscription Digital Marketing Solutions reported operating income of $5.0 million, a decrease of $0.5 million from the three months ended March 31, 2025, primarily due to a $0.3 million decrease in segment profit and higher depreciation and amortization.

Consolidated Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended March 31,
Statement of Operations Data:	2026	2025	$ Change	% Change
Net revenue	$96,781	$98,675	$(1,894)	(1.9)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	75,577	75,816	(239)	(0.3)%
Depreciation and amortization	4,696	4,415	281	6.4%
Corporate expenses	4,823	4,722	101	2.1%
Stock-based compensation	3,731	4,188	(457)	(10.9)%
Transaction and business realignment costs	1,141	2,438	(1,297)	(53.2)%
Impairment of intangible assets	8,588	—	8,588	**
Net gain on sales and retirement of assets	(501)	(37)	(464)	1,254.1%
Total operating costs and expenses	98,055	91,542	6,513	7.1%
Operating (loss) income	(1,274)	7,133	(8,407)	(117.9)%
Other expense (income):
Interest expense, net	11,329	10,239	1,090	10.6%
Loss on extinguishment of debt	—	1,452	(1,452)	(100.0)%
Other expense (income), net	112	(9)	121	**
Loss from operations before tax	(12,715)	(4,549)	(8,166)	179.5%
Income tax benefit	(15,672)	(3,038)	(12,634)	415.9%
Net income (loss)	$2,957	$(1,511)	$4,468	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue, direct operating expenses and segment profit for the three months ended March 31, 2026 and 2025 (in thousands):

	Net Revenue				Direct Operating Expenses				Segment Profit
	Three Months Ended March 31,				Three Months Ended March 31,				Three Months Ended March 31,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Digital Advertising	$39,264	$36,751	$2,513	6.8%	$31,758	$28,851	$2,907	10.1%	$7,506	$7,900	$(394)	(5.0)%
Subscription Digital Marketing Solutions	17,510	19,022	(1,512)	(7.9)%	11,610	12,846	(1,236)	(9.6)%	5,900	6,176	(276)	(4.5)%
Broadcast Advertising	38,648	41,387	(2,739)	(6.6)%	31,169	32,943	(1,774)	(5.4)%	7,479	8,444	(965)	(11.4)%
Other	1,359	1,515	(156)	(10.3)%	1,040	1,176	(136)	(11.6)%	319	339	(20)	(5.9)%
Total	$96,781	$98,675	$(1,894)	(1.9)%	$75,577	$75,816	$(239)	(0.3)%	$21,204	$22,859	$(1,655)	(7.2)%

Net Revenue

Net revenue for the three months ended March 31, 2026 decreased $1.9 million, or 1.9%, as compared to the same period in 2025. Broadcast Advertising net revenue decreased $2.7 million, or 6.6%, due to decreases in the purchases of advertising by our clients and Subscription Digital Marketing Solutions net revenue decreased $1.5 million, or 7.9%, due to reduced sales velocity as a result of lower sales headcount. These decreases were partially offset by an increase in Digital Advertising net revenue of $2.5 million, or 6.8%, due to increases in the purchases of advertising by our clients.

Direct Operating Expenses

Direct operating expenses for the three months ended March 31, 2026 decreased by $0.2 million, or 0.3%, as compared to the same period in 2025. Broadcast Advertising direct operating expenses decreased by $1.8 million, or 5.4%, primarily due to lower compensation and bad debt expense as compared to the same period in 2025. Subscription Digital Marketing Solutions direct operating expenses decreased by $1.2 million, or 9.6%, due to lower compensation as compared to the same period a year ago. These decreases were partially offset by a $2.9 million, or 10.1%, increase in Digital Advertising direct operating expenses due to higher inventory and compensation costs as compared to the same period in 2025.

Segment Profit

Segment profit for the three months ended March 31, 2026 decreased by $1.7 million, or 7.2%, when compared with the same period in 2025. Broadcast Advertising segment profit decreased $1.0 million, or 11.4%, primarily due to the decrease in net revenue. Digital Advertising segment profit decreased $0.4 million, or 5.0%, as compared to the same period in 2025, primarily due to the increase in inventory and compensation costs. Subscription Digital Marketing Solutions segment profit decreased $0.3 million, or 4.5% as compared to the same period in 2025, primarily due to lower revenue.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the three months ended March 31, 2026 decreased $1.3 million, or 53.2%, as compared to the same period in 2025, primarily due to local market operational cost reduction efforts and costs related to the February 2025 debt refinancing incurred in 2025, which did not recur in 2026, partially offset by higher severance related expenses in the first quarter of 2026.

Impairment of Intangible Assets

The Company incurred $8.6 million of non-cash impairment charges related to FCC licenses during the three months ended March 31, 2026, as compared to no impairment for the same period in 2025. The impairment charges were primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, caused by an increase in industry bond yields. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $19.9 million which would have resulted in an incremental impairment charge of $10.3 million as of March 31, 2026. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $11.3 million which would have resulted in an incremental impairment charge of $8.9 million as of March 31, 2026. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $8.9 million which would result in an incremental impairment charge of $7.2 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines in excess of these assumptions, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025

2026 Notes	$—	$4,282
Term Loan	9,941	4,849
Revolver	79	86
Capital leases and other	196	260
Deferred financing costs	211	329
Debt discount amortization	902	433
Interest expense, net	$11,329	$10,239

Interest expense increased primarily due to the cost of borrowings under the February 2025 credit agreement, including the term loan and revolving credit facilities, partially offset by scheduled principal repayments. For further discussion related to the terms of the credit agreement and effective interest rates, see Note 6, Long-Term Debt, in the Notes to Unaudited Consolidated Financial Statements.

Benefit for income taxes

We recognized a benefit for income taxes of $15.7 million for the three months ended March 31, 2026, as compared to $3.0 million for the same period in 2025. Our effective tax rate for the three months ended March 31, 2026 and 2025 was approximately 123.3% and 66.8%, respectively. The increase in the effective tax rate and tax benefit for the three months ended March 31, 2026 is driven by the valuation allowance for interest expense carryforwards, non-deductible compensation and the effects of non-cash impairment charges recognized in the first quarter of 2026.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents	$2,182	$5,528
Restricted cash	323	323

Cash provided by (used in) operating activities	4,195	(66)
Cash used in investing activities	(2,891)	(4,344)
Cash used in financing activities	(3,616)	(22,729)
Net decrease in cash and cash equivalents and restricted cash	$(2,312)	$(27,139)

Operating Activities

Net cash provided by operating activities was approximately $4.2 million for the three months ended March 31, 2026, as compared to net cash used in operating activities of $0.1 million for the same period in 2025. The increase was primarily related to lower cash interest payments in 2026 and net changes in working capital balances, particularly accrued expenses and accounts receivable.

Investing Activities

Net cash used in investing activities was $2.9 million for the three months ended March 31, 2026, as compared to $4.3 million for the same period in 2025. The decrease in net cash used in investing activities was primarily due to a $0.8 million decrease in purchases of property and equipment and a $0.6 million increase in net proceeds from sales of assets.

Financing Activities

Net cash used in financing activities was $3.6 million for the three months ended March 31, 2026, as compared to $22.7 million for the same period in 2025. The primary differences in net cash used in financing activities include:

•$25.7 million of net cash utilized in the February 2025 debt refinancing transactions, including fees and expenses;
•$3.0 million in net borrowings under the Revolver during the three months ended March 31, 2026, as compared to $7.0 million during the same period in 2025;
•Fixed term loan repayments of $2.9 million in 2026;
•$1.4 million of shares repurchased to cover employee tax withholdings on restricted stock that vested during the three months ended March 31, 2025, which did not recur in 2026; and
•$3.7 million of dividend payments in 2026, as compared to $3.1 million of dividend payments in 2025.

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

As of March 31, 2026, we had $434.2 million of outstanding indebtedness, net of unamortized discount and deferred financing costs of $23.3 million.

Based on the terms of our Senior Secured Credit Facility, as of March 31, 2026, we expect our mandatory debt service requirements to be approximately $50.7 million over the next twelve months. See Note 6, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our Senior Secured Credit Facility.

As of March 31, 2026 we had $2.2 million of cash and cash equivalents, and $49.1 million of receivables from customers, which historically have had an average collection cycle of approximately 50 days. As of March 31, 2026, the Company had $15.0 million available under its revolving credit facility. Amounts borrowed under the revolving credit facility above an aggregate $6.0 million as of the end of each fiscal quarter requires compliance with a net leverage ratio covenant, which could limit the Company’s ability to access the full amount of the facility.

On October 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.3 million was paid to holders of record as of January 26, 2026, on February 2, 2026.

On March 4, 2026, the board of directors approved a quarterly dividend of $0.20 per share. The dividend of $3.6 million was paid to holders of record as of April 27, 2026 on May 4, 2026.

On May 1, 2026, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend will be payable on August 3, 2026 to shareholders of record as of the close of business on July 27, 2026.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our significant estimates, including those related to determining the fair value of assets and liabilities acquired in a business combination, impairment testing of intangible assets, valuation and impairment testing of long-lived tangible assets, the present value of leasing arrangements, share-based payment expense and the calculation of allowance for doubtful accounts and income taxes. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the Consolidated Financial Statements. Actual results could differ from such estimates, and any such differences may be material to our financial statements.

We believe the accounting policies and estimates discussed within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Annual Report on Form 10-K reflects our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. There have been no material changes to the critical accounting policies and estimates as filed in such report.

Recent Accounting Standards

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 2, Summary of Significant Accounting Policies of the Notes to Unaudited Consolidated Financial Statements included under Item 1.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of March 31, 2026.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three months ended March 31, 2026. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

Please refer to Part I, Item 1A, “Risk Factors,” in our 2025 Annual Report on Form 10-K for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to these risks, other risks that we presently do not consider material, or other unknown risks, could materially adversely impact our business, financial condition and results of operations in a future period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended March 31, 2026.

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
Date: May 11, 2026
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer