Form 10-Q
period 2026-06-30
Townsquare Media, Inc.
filed 2026-08-06
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of August 3, 2026, the registrant had 18,231,639 outstanding shares of common stock consisting of: (i) 16,916,343 shares of Class A common stock, par value $0.01 per share and (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 500,000 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	June 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$1,170	$4,759
Accounts receivable, net of allowance for credit losses of $4,459 and $4,979, respectively	60,320	52,048
Prepaid expenses and other current assets	13,509	12,582
Total current assets	74,999	69,389
Property and equipment, net	109,591	110,043
Intangible assets, net	118,109	155,047
Goodwill	147,590	147,590
Investments	725	725
Operating lease right-of-use assets	42,789	45,099
Other assets	596	667
Restricted cash	323	58
Total assets	$494,722	$528,618
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,393	$6,895
Current portion of long-term debt	12,500	11,750
Deferred revenue	8,377	8,737
Accrued compensation and benefits	8,005	11,486
Accrued expenses and other current liabilities	30,148	30,886
Operating lease liabilities, current	7,641	7,688
Accrued interest	4,535	4,791
Total current liabilities	80,599	82,233
Long-term debt, net of discount and deferred finance costs of $22,210 and $24,429, respectively	427,537	421,247
Deferred tax liability	18,888	16,763
Operating lease liability, net of current portion	40,511	42,101
Other long-term liabilities	6,397	7,266
Total liabilities	573,932	569,610
Stockholders’ deficit:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 17,790,170 and 16,180,932 shares issued and outstanding, respectively	178	162
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding, respectively	5	5
Total common stock	191	175
Treasury stock, at cost; 965,399 and 965,399 shares of Class A common stock, respectively	(11,200)	(11,203)
Additional paid-in capital	329,993	319,818
Accumulated deficit	(400,391)	(353,195)
Non-controlling interest	2,197	3,413
Total stockholders’ deficit	(79,210)	(40,992)
Total liabilities and stockholders’ deficit	$494,722	$528,618

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$115,353	$115,448	$212,134	$214,123

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	84,510	82,829	160,087	158,645
Depreciation and amortization	4,783	4,558	9,479	8,973
Corporate expenses	6,051	6,198	10,874	10,920
Stock-based compensation	3,302	3,790	7,033	7,978
Transaction and business realignment costs	2,173	1,389	3,314	3,827
Impairment of intangible assets	26,643	1,500	35,231	1,500
Net loss (gain) on sales and retirement of assets	183	(5,866)	(318)	(5,903)
Total operating costs and expenses	127,645	94,398	225,700	185,940
Operating (loss) income	(12,292)	21,050	(13,566)	28,183
Other expense:
Interest expense, net	11,430	12,652	22,759	22,891
Loss on extinguishment of debt	—	—	—	1,452
Other expense, net	47	100	159	91
(Loss) income from operations before tax	(23,769)	8,298	(36,484)	3,749
Income tax provision	18,037	6,289	2,365	3,251
Net (loss) income	$(41,806)	$2,009	$(38,849)	$498

Net (loss) income attributable to:
Controlling interests	$(41,976)	$1,567	$(39,202)	$(415)
Non-controlling interests	$170	$442	$353	$913

Basic (loss) income per share	$(2.36)	$0.10	$(2.26)	$(0.03)

Diluted (loss) income per share	$(2.36)	$0.09	$(2.26)	$(0.03)

Weighted average shares outstanding:
Basic	17,818	16,225	17,312	16,057
Diluted	17,818	16,509	17,312	16,057

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2026	16,180,932	815,296	500,000	965,399	$175	$(11,203)	$319,818	$(353,195)	$3,413	$(40,992)
Net income	—	—	—	—	—	—	—	2,774	183	2,957
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,967)	—	(3,967)
Stock-based compensation	—	—	—	—	—	—	2,739	—	—	2,739
Common stock issued under exercise of stock options	19,500	—	—	—	—	—	130	—	—	130
ESPP shares issued	37,671	—	—	—	—	—	174	—	—	174
Issuance of restricted stock(1)	1,082,143	—	—	—	11	—	2,702	—	—	2,713
Balance at March 31, 2026	17,320,246	815,296	500,000	965,399	$186	$(11,203)	$325,563	$(354,388)	$3,596	$(36,246)
Net (loss) income	—	—	—	—	—	—	—	(41,976)	170	(41,806)
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(4,027)	—	(4,027)
Stock-based compensation	—	—	—	—	—	—	2,004	—	—	2,004
Common stock issued under exercise of stock options	51,376	—	—	—	1	—	285	—	—	286
Issuance of restricted stock(1)	418,548	—	—	—	4	—	2,141	—	—	2,145
Excise tax adjustment	—	—	—	—	—	3	—	—	—	3
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,569)	(1,569)
Balance at June 30, 2026	17,790,170	815,296	500,000	965,399	$191	$(11,200)	$329,993	$(400,391)	$2,197	$(79,210)
(1) Refer to Note 8, Stockholders' Deficit, in the accompanying Notes to Unaudited Consolidated Financial Statements for additional information related to shares issued.

See Notes to Unaudited Consolidated Financial Statements

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2025	15,386,219	815,296	500,000	965,399	$167	$(11,203)	$307,000	$(327,819)	$3,413	$(28,442)
Net (loss) income	—	—	—	—	—	—	—	(1,982)	471	(1,511)
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,504)	—	(3,504)
Stock-based compensation	—	—	—	—	—	—	3,261	—	—	3,261
Common stock issued under exercise of stock options	104,034	—	—	—	1	—	690	—	—	691
ESPP shares issued	35,288	—	—	—	—	—	289	—	—	289
Issuance of restricted stock(1)	652,193	—	—	—	7	—	3,815	—	—	3,822
Shares withheld to satisfy tax withholdings	(177,915)	—	—	—	(2)	—	(1,430)	—	—	(1,432)
Balance at March 31, 2025	15,999,819	815,296	500,000	965,399	$173	$(11,203)	$313,625	$(333,305)	$3,884	$(26,826)
Net income	—	—	—	—	—	—	—	1,567	442	2,009
Dividends declared ($0.1975 per share)	—	—	—	—	—	—	—	(3,519)	—	(3,519)
Stock-based compensation	—	—	—	—	—	—	2,586	—	—	2,586
Issuance of restricted stock	9,236	—	—	—	0	—	0	—	—	0
Shares withheld to satisfy tax withholdings	(5,791)	—	—	—	—	—	(43)	—	—	(43)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,299)	(1,299)
Balance at June 30, 2025	16,003,264	815,296	500,000	965,399	$173	$(11,203)	$316,168	$(335,257)	$3,027	$(27,092)
(1) Refer to Note 8, Stockholders' Deficit, in the accompanying Notes to Unaudited Consolidated Financial Statements for additional information related to restricted stock issued.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net (loss) income	$(38,849)	$498
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,479	8,973
Amortization of debt discount and deferred financing costs	2,364	2,011
Non-cash lease income	(425)	(849)
Net deferred taxes and other	2,125	2,901
Allowance for credit losses	1,576	1,869
Stock-based compensation expense	7,033	7,978
Loss on extinguishment of debt	—	1,452
Trade and barter activity, net	(1,130)	(267)
Impairment of intangible assets	35,231	1,500
Net gain on sales and retirements of assets	(318)	(5,903)
Amortization of content rights	739	739
Change in content rights liabilities	(971)	(833)
Other	1,612	1,391
Changes in assets and liabilities
Accounts receivable	(9,561)	(860)
Prepaid expenses and other assets	(683)	(1,762)
Accounts payable	2,342	5,399
Accrued expenses	(2,524)	(5,892)
Accrued interest	(256)	(8,422)
Other long-term liabilities	(5)	206
Net cash provided by operating activities	7,779	10,129

Cash flows from investing activities:
Purchases of property and equipment	(7,037)	(8,265)
Net proceeds from sales of assets	842	6,349
Proceeds from insurance recoveries	54	10
Net cash used in investing activities	(6,141)	(1,906)

Cash flows from financing activities:
Repayment and repurchases of 2026 Notes	—	(467,436)
Proceeds from Term Loan	—	446,400
Fixed quarterly repayments of Term Loan	(5,875)	(2,938)
Deferred financing costs	—	(4,676)
Borrowings under the revolving credit facility	10,000	10,000
Repayment of borrowings under the revolving credit facility	—	(10,000)
Dividend payments	(7,240)	(6,558)
Proceeds from stock options exercised	381	691
Shares withheld in lieu of employee tax withholding	—	(1,475)
Withholdings for shares issued under the ESPP	174	289
Cash distribution to non-controlling interests	(1,569)	(1,299)
Repayments of capitalized obligations	(833)	(705)
Net cash used in financing activities	(4,962)	(37,707)

Cash and cash equivalents and restricted cash:
Net decrease in cash, cash equivalents and restricted cash	(3,324)	(29,484)
Beginning of period	4,817	32,990
End of period	$1,493	$3,506

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$20,574	$29,340
Income and Franchise taxes	452	785

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$4,027	$3,519
Accrued financing costs	—	849
Property and equipment acquired in exchange for advertising (1)	865	522
Accrued capital expenditures	106	212
Financed equipment purchases	641	—

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	$5,729	$6,110
Right-of-use assets obtained in exchange for operating lease obligations	2,582	1,899

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$1,170	$3,183
Restricted cash	323	323
	$1,493	$3,506
(1) Represents total advertising services provided by the Company in exchange for property and equipment during each of the six months ended June 30, 2026 and 2025, respectively.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Description of the Business

Townsquare is a community-focused digital and broadcast media and digital marketing solutions company principally focused outside the top 50 markets in the U.S. Townsquare Ignite, our robust digital advertising division, specializes in helping businesses of all sizes connect with their target audience through data-driven, results-based strategies, by utilizing a) our proprietary digital programmatic advertising technology stack with an in-house demand and data management platform and b) our owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data. Townsquare Interactive, our subscription digital marketing services business, partners with small and medium-sized businesses (“SMBs”) to help manage their digital presence by providing a SAAS business management platform, website design, creation and hosting, search engine optimization and other digital services. And through our portfolio of local radio stations strategically situated outside the Top 50 markets in the United States, we provide effective advertising solutions for our clients and relevant local content for our audiences.

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2025 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, with all significant intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three and six months ended June 30, 2026, cash flows for the six months ended June 30, 2026, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2026. The Consolidated Balance Sheet as of December 31, 2025 is derived from the audited Consolidated Financial Statements at that date.

Stock-based compensation expense of $0.7 million and $1.3 million, previously reported in the Corporate category for the three and six months ended June 30, 2025, respectively, has been reclassified to conform with the current period's presentation. This reclassification increased stock-based compensation expense for the three months ended June 30, 2025, by $0.4 million, $0.1 million, and $0.2 million for the Digital Advertising, Subscription Digital Marketing Solutions, and Broadcast Advertising segments, respectively. For the six months ended June 30, 2025, the reclassification increased stock-based compensation expense by $0.7 million, $0.2 million, and $0.4 million, respectively, for those same segments.

Broadcast advertising revenue of $0.5 million and $0.6 million, previously reported in the Other category for the three and six months ended June 30, 2025, has been reclassified to the Broadcast Advertising segment to conform with the current period's presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its significant estimates, including those related to assumptions used in determining the fair value of assets and liabilities acquired in a business combination, impairment testing of intangible assets, stock-based compensation expense and income taxes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance moves away from phase-by-phase cost tracking to primarily focusing on how companies conclude when to count software development costs as an asset, particularly when there is uncertainty during development. Additionally, disclosure requirements outlined under ASC 360-10, Property, Plant, and Equipment — Overall, will apply to capitalized software costs. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years and may be applied using a prospective, retrospective or modified transition approach. The Company continues to assess the impact on its Consolidated Financial Statements, if any.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify interim disclosure requirements, the form and content of interim financial statements, and when Topic 270 applies. The update primarily provides clarity about current interim reporting requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied using a prospective or retrospective transition approach. The Company is evaluating the update, and does not expect its adoption to have a significant impact on the Consolidated Financial Statements.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$47,139	$17,166	$45,251	$4,456	$114,012	$42,429	$18,767	$48,749	$4,947	$114,892
Political	82	—	1,259	—	1,341	109	—	447	—	556
Net Revenue	$47,221	$17,166	$46,510	$4,456	$115,353	$42,538	$18,767	$49,196	$4,947	$115,448

	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$86,375	$34,676	$83,282	$5,815	$210,148	$79,131	$37,789	$89,618	$6,462	$213,000
Political	110	—	1,876	—	1,986	158	—	965	—	1,123
Net Revenue	$86,485	$34,676	$85,158	$5,815	$212,134	$79,289	$37,789	$90,583	$6,462	$214,123

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

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	June 30, 2026	December 31, 2025
Accounts Receivable	$60,320	$52,048
Short-term contract liabilities (deferred revenue)	$8,377	$8,737
Contract Acquisition Costs	$8,643	$8,516

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of June 30, 2026, and December 31, 2025, the balance in the contract liabilities was $8.4 million and $8.7 million, respectively. The decrease in the contract liabilities balance at June 30, 2026 is primarily driven by $1.1 million and $6.9 million of recognized revenue for the three and six months ended June 30, 2026, offset by cash payments received or due in advance of satisfying our performance obligations. For the three and six months ended June 30, 2025, we recognized $1.3 million and $7.6 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and six months ended June 30, 2026.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of June 30, 2026 and December 31, 2025, we had a balance of $8.6 million and $8.5 million, respectively, in capitalized contract acquisition costs and recognized $1.5 million and $2.9 million of amortization for the three and six months ended June 30, 2026. For the three and six months ended June 30, 2025, we recognized $1.2 million and $2.3 million of amortization. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and six months ended June 30, 2026 and 2025.

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

The change in the allowance for credit losses for the six months ended June 30, 2026 was as follows (in thousands):

Balance at December 31, 2025	$4,979
Provision for credit losses	1,576
Amounts written off against allowance, net of recoveries	(2,096)
Balance at June 30, 2026	$4,459

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Land and improvements	$18,084	$18,268
Buildings and leasehold improvements	60,426	60,702
Broadcast equipment	117,248	115,224
Computer and office equipment	28,127	27,445
Furniture and fixtures	21,457	21,570
Transportation equipment	12,307	12,037
Software development costs	62,607	59,563
Total property and equipment, gross	320,256	314,809
Less accumulated depreciation and amortization	(210,665)	(204,766)
Total property and equipment, net	$109,591	$110,043

Depreciation and amortization expense for property and equipment was $4.3 million and $4.0 million for the three months ended June 30, 2026 and 2025, respectively, and $8.5 million and $7.9 million for the six months ended June 30, 2026 and 2025, respectively.

During the six months ended June 30, 2026, the Company recognized a $0.5 million net gain on the sale of property in Danbury, CT, partially offset by losses on certain asset retirements recognized during the three months ended June 30, 2026.

During the three and six months ended June 30, 2025, the Company recognized net gains on the sales of assets of $5.9 million, including a $5.6 million gain on the sale of land in the Boise, ID market.

The Company had no material right-of-use assets related to its finance leases as of June 30, 2026 and December 31, 2025.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to changes in third-party forecasted traditional broadcast revenues in the markets in which we operate, the Company quantitatively evaluated the fair value of its FCC licenses at June 30, 2026.

The key assumptions used in applying the direct valuation method are summarized as follows:

	June 30, 2026
Discount Rate	13.4%
Long-term Revenue Growth Rate	(2.5)%
	Low	High
Mature Market Share*	19.0%	75.0%
Operating Profit Margin	27.3%	47.7%

	March 31, 2026
Discount Rate	13.7%
Long-term Revenue Growth Rate	(2.5)%
	Low	High
Mature Market Share*	18.7%	71.2%
Operating Profit Margin	27.3%	47.7%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the interim impairment assessments of our FCC licenses, the Company incurred $26.6 million and $35.2 million of impairment charges for FCC licenses in 19 and 20 of our 74 local markets for the three and six months ended June 30, 2026, and incurred $1.5 million of impairment charges for FCC licenses in 4 of our 74 local markets for the three and six months ended June 30, 2025. The impairment charge realized during the three months ended June 30, 2026 was primarily driven by decreases in third-party forecasts of broadcast revenues, while the impairment charge realized during the three months ended March 31, 2026 was primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, caused by an increase in industry bond yields.

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

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $16.5 million which would have resulted in an incremental impairment charge of $10.0 million as of June 30, 2026. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $8.4 million which would have resulted in an incremental impairment charge of $5.6 million as of June 30, 2026. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $8.0 million which would result in an incremental impairment charge of $6.8 million.

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

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2025 that would indicate that the fair value of the Company's reporting units may be below their carrying amounts. Based on such analysis the Company determined that there have been no indicators that the fair value of its reporting units may be below their carrying amounts as of June 30, 2026.

Definite-lived intangible assets

The Company’s definite-lived intangible assets were acquired primarily in various acquisitions as well as in connection with the acquisition of software and music licenses.

The following tables present details of our intangible assets as of June 30, 2026 and December 31, 2025, respectively (in thousands):

	June 30, 2026
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$111,652	$—	$111,652
Content rights and other intangible assets	0.3 - 7	22,430	(15,973)	6,457
Total		$134,082	$(15,973)	$118,109

	December 31, 2025
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$146,883	$—	$146,883
Content rights and other intangible assets	1 - 7	22,430	(14,266)	8,164
Total		$169,313	$(14,266)	$155,047

Amortization of definite-lived intangible assets was $0.8 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $1.7 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of June 30, 2026 is as follows (in thousands):

2026 (remainder)	$1,489
2027	1,978
2028	1,880
2029	646
2030	152
Thereafter	312
$6,457

Note 6. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Term Loan	$449,551	$455,426
Revolver	12,000	2,000
Vendor Financing Obligation	696	—
Debt before unamortized discount and deferred financing costs	$462,247	$457,426
Unamortized discount and deferred financing costs	(22,210)	(24,429)
Total Debt	$440,037	$432,997
Less: current portion of long-term debt	(12,500)	(11,750)
Total long-term debt	$427,537	$421,247

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

The Term Loan Facility and revolving loans incurred under the Revolving Credit Facility mature on February 19, 2030. The per annum interest rate applicable to the Term Loan Facility is based on current SOFR levels with a 0.50% per annum SOFR floor and an applicable margin of 500 basis points (or an alternative base rate and an applicable margin of 400 basis points). The per annum interest rate applicable to the Revolving Credit Facility is based on current SOFR levels and an applicable margin of 375 basis points (or an alternative base rate and an applicable margin of 275 basis points). As of June 30, 2026, the interest rate on the Term Loan was 8.59%, based on current SOFR levels and the applicable margin of 500 basis points. As of June 30, 2026, borrowings under the Revolving Credit Facility had an interest rate of approximately 7.42%, based on current SOFR levels and the applicable margin of 375 basis points.

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

The Senior Secured Credit Facility contains customary events of default, including with respect to nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross-default to other indebtedness in an amount equal to the greater of $15 million or 15% of the Company’s four-quarter consolidated EBITDA; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults in an amount equal to the greater of $15 million or 15% of the Company’s four-quarter consolidated EBITDA; actual or asserted invalidity or impairment of any definitive loan documentation; and change of control.

The Company was in compliance with its covenants under the Senior Secured Credit Facility as of June 30, 2026.

As of June 30, 2026, based on available market information, the estimated fair value of the Term Loan was $328.2 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under Fair Value Measurement (Topic 820).

Annual maturities of the Company's long-term debt as of June 30, 2026 are as follows (in thousands):

2026 (remainder)	$5,929
2027	13,676
2028	17,788
2029	22,488
2030	402,355
Thereafter	11
$462,247

Note 7. Income Taxes

The Company's effective tax rate for the three months ended June 30, 2026 and 2025 was approximately 75.9% and 75.8%, respectively. The Company's effective tax rate for the six months ended June 30, 2026 and 2025 was approximately 6.5% and 86.7%, respectively.

The effective tax rate for the three and six months ended June 30, 2026, is driven by the valuation allowance for interest expense carryforwards, non-deductible compensation and the effects of non-cash impairment charges recognized in 2026.

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

Note 8. Stockholders' Deficit

Stock Options

During the six months ended June 30, 2026, eligible option holders tendered 70,876 options to purchase 70,876 shares of Townsquare common stock.

During the six months ended June 30, 2026, the Company granted 250,000 and 83,340 options with grant date fair values of $1.00 and $1.10, respectively, and vesting periods of three years, each with ten-year terms. The Company also granted 280,129 options with grant date fair values of $0.82 to $0.97. These options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

VWAP over 20 consecutive trading days of the three-year performance period
VWAP	Number of Options that Vest
$7.87	85,911
$9.18	92,593
$10.50	101,625
280,129

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

	Monte Carlo Model	Black-Scholes Model
Expected volatility	44.9%	48.1%
Expected term	4.0 years	6.01 years
Risk free interest rate	4.19%	4.01% - 4.26%
Expected dividend yield	12.20%	11.68% - 12.20%

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

The following table summarizes all option activity for the six months ended June 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	6,859,321	$7.21	5.56	$11
Granted - service conditions	333,340	6.63
Granted - market conditions	280,129	6.56
Exercised	(70,876)	5.87		74
Forfeited and expired	(346,691)	7.82
Outstanding at June 30, 2026	7,055,223	$7.14	5.42	$1,917
Exercisable at June 30, 2026	4,820,811	$7.02	4.61	$1,562

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the six months ended June 30, 2026, the Company granted 140,911 restricted stock awards, including 120,150 shares to non-employee directors, with vesting periods of one to three years. The fair value of the restricted stock awards is equal to the closing share price on the date of grant.

The following table summarizes restricted stock activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2026	138,235	$9.06
Shares granted	140,911	5.52
Shares vested	(89,179)	8.73
Non-vested balance at June 30, 2026	189,967	$6.60

Restricted Stock Units

The following table summarizes restricted stock unit activity for the six months ended June 30, 2026:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2026	1,120,393	$7.29
Shares granted - service conditions	582,482	5.42
Shares granted - market conditions	890,030	5.41
Bonus shares granted	871,452	5.57
Shares vested	(1,359,780)	5.81
Shares canceled - market conditions	(218,543)	4.21
Non-vested balance at June 30, 2026	1,886,034	$5.32

During the six months ended June 30, 2026, the Company granted 582,482 stock units with vesting periods ranging from vested at grant date to three years, and 871,452 bonus stock units that were vested at the grant date. The fair values of these restricted stock units were equal to the closing share price on the date of grant.

During the six months ended June 30, 2026, the Company granted 890,030 restricted stock units with a vesting period of three years and grant date fair values ranging from $2.06 - $3.63. The stock units contain market conditions whereby the stock units will vest subject to the achievement of a specified VWAP, subject to continued employment or service through the end of the performance period as observed and summarized below:

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

Employee Stock Purchase Plan

During the six months ended June 30, 2026, a total of 37,671 shares of Class A common stock were issued under the 2021 Employee Stock Purchase Plan (the "ESPP").

Stock Bonus Program

In 2024, the Company implemented a stock bonus program that offered certain employees the option to receive their annual incentive compensation in the form of the Company's Class A common stock. The incentive compensation to be paid to each employee is fixed at the time of election to participate in the program and the number of shares to be issued is determined based on the closing price of the Company's Class A common stock on the settlement date, primarily in the fourth quarter of the performance year or during the first quarter following each respective performance year. During the three and six months ended June 30, 2026 a total of $1.3 million and $2.3 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program, respectively. During the three and six months ended June 30, 2025 a total of $1.2 million and $2.1 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program, respectively.

During the six months ended June 30, 2026, and 2025 a total of 871,452 and 566,359 shares were granted under the Stock Bonus Program for each of the performance years ended December 31, 2025, and 2024, respectively,

For the three months ended June 30, 2026 and 2025, the Company recognized approximately $3.3 million and $3.8 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units and the ESPP. For the six months ended June 30, 2026 and 2025, the Company recognized approximately $7.0 million and $8.0 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units, the stock bonus program and the ESPP.

As of June 30, 2026, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $1.5 million and $5.5 million, respectively, and is expected to be recognized over a weighted average period of 3.6 years and 1.7 years, respectively.

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

On May 1, 2026, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.6 million was paid to holders on record as of July 27, 2026, on August 3, 2026.

On August 4, 2026, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend will be payable on November 2, 2026 to shareholders of record as of the close of business on October 26, 2026.

Note 9. Net (Loss) Income Per Share

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

The following table sets forth the computations of basic and diluted net (loss) income per share for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Numerator:
Net (loss) income	$(41,806)	$2,009	$(38,849)	$498
Net income from non-controlling interest	170	442	353	913
Net (loss) income attributable to controlling interest	$(41,976)	$1,567	$(39,202)	$(415)

Denominator:
Weighted average shares of common stock outstanding	17,818	16,225	17,312	16,057
Effect of dilutive common stock equivalents	—	284	—	—
Weighted average diluted common shares outstanding	17,818	16,509	17,312	16,057

Basic (loss) income per share	$(2.36)	$0.10	$(2.26)	$(0.03)

Diluted (loss) income per share	$(2.36)	$0.09	$(2.26)	$(0.03)

The Company had the following dilutive securities that were not included in the computation of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	5,561	3,258	5,516	5,801
Stock options with unsatisfied market conditions	1,214	1,296	1,204	1,236
Restricted stock units	741	404	710	467
Restricted stock units with unsatisfied market conditions	1,150	695	1,159	669
Restricted stock awards	190	32	182	134
Shares to be issued under stock bonus program	764	—	795	409
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	45	56	45	56

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

The following tables present the Company's reportable segment results for the three months ended June 30, 2026 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$47,221	$17,166	$46,510	$4,456	$—	$115,353
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	36,328	10,711	32,562	4,909	—	84,510
Segment Profit	$10,893	$6,455	$13,948	$(453)	$—	$30,843
Depreciation and amortization	232	798	2,387	22	1,344	4,783
Corporate expenses	—	—	—	—	6,051	6,051
Stock-based compensation	583	117	651	4	1,947	3,302
Transaction and business realignment costs	—	—	66	36	2,071	2,173
Impairment of intangible assets	—	—	26,643	—	—	26,643
Net loss (gain) on sale and retirement of assets	—	98	89	—	(4)	183
Operating income (loss)	$10,078	$5,442	$(15,888)	$(515)	$(11,409)	$(12,292)

The following table presents the Company's reportable segment results for the three months ended June 30, 2025 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$42,538	$18,767	$49,196	$4,947	$—	$115,448
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	31,641	12,524	34,007	4,657	—	82,829
Segment Profit	$10,897	$6,243	$15,189	$290	$—	$32,619
Depreciation and amortization	214	436	2,561	23	1,324	4,558
Corporate expenses	—	—	—	—	6,198	6,198
Stock-based compensation	488	142	357	4	2,799	3,790
Transaction and business realignment costs	—	—	114	6	1,269	1,389
Impairment of intangible assets	—	—	1,500	—	—	1,500
Net gain on sale and retirement of assets	—	—	(5,866)	—	—	(5,866)
Operating income (loss)	$10,195	$5,665	$16,523	$257	$(11,590)	$21,050

The following tables present the Company's reportable segment results for the six months ended June 30, 2026 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$86,485	$34,676	$85,158	$5,815	$—	$212,134
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	68,086	22,321	63,731	5,949	—	160,087
Segment Profit	$18,399	$12,355	$21,427	$(134)	$—	$52,047
Depreciation and amortization	466	1,562	4,741	44	2,666	9,479
Corporate expenses	—	—	—	—	10,874	10,874
Stock-based compensation	1,076	218	1,087	7	4,645	7,033
Transaction and business realignment costs	—	—	745	42	2,527	3,314
Impairment of intangible assets	—	—	35,231	—	—	35,231
Net loss (gain) on sale and retirement of assets	—	98	(412)	—	(4)	(318)
Operating income (loss)	$16,857	$10,477	$(19,965)	$(227)	$(20,708)	$(13,566)

The following tables present the Company's reportable segment results for the six months ended June 30, 2025 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$79,289	$37,789	$90,583	$6,462	$—	$214,123
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	60,492	25,370	66,950	5,833	—	158,645
Segment Profit	$18,797	$12,419	$23,633	$629	$—	$55,478
Depreciation and amortization	432	908	5,125	47	2,461	8,973
Corporate expenses	—	—	—	—	10,920	10,920
Stock-based compensation	924	275	771	7	6,001	7,978
Transaction and business realignment costs	—	—	338	12	3,477	3,827
Impairment of intangible assets	—	—	1,500	—	—	1,500
Net gain on sale and retirement of assets	—	—	(5,903)	—	—	(5,903)
Operating income (loss)	$17,441	$11,236	$21,802	$563	$(22,859)	$28,183

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

Format of Presentation

Townsquare is a community-focused digital and broadcast media and marketing solutions company principally focused outside the top 50 markets in the U.S. Townsquare Ignite, our robust digital advertising division, specializes in helping businesses of all sizes connect with their target audience through data-driven, results-based strategies, by utilizing a) our proprietary digital programmatic advertising technology stack with an in-house demand and data management platform and b) our owned and operated portfolio of more than 400 local news and entertainment websites and mobile apps along with a network of leading national music and entertainment brands, collecting valuable first party data. Townsquare Interactive, our subscription digital marketing services business, partners with small and medium-sized businesses (“SMBs”) to help manage their digital presence by providing a SAAS business management platform, website design, creation and hosting, search engine optimization and other digital services. And through our portfolio of local radio stations strategically situated outside the Top 50 markets in the United States, we provide effective advertising solutions for our clients and relevant local content for our audiences.

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

Broadcast Advertising

Our Broadcast Advertising segment includes our portfolio of 336 local terrestrial radio stations. Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations primarily to local and regional spot advertisers and, to a lesser extent, national spot and national network advertisers. We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Given the stability of radio’s audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our local markets outside the top 50 markets in the U.S.

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

OVERVIEW OF OUR PERFORMANCE

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended June 30, 2026 as compared to the same period in 2025 are summarized below:

•Net revenue decreased $0.1 million, or 0.1%, primarily driven by a $2.7 million decrease in our Broadcast Advertising net revenue and a $1.6 million decrease in Subscription Digital Marketing Solutions net revenue, largely offset by a $4.7 million increase in our Digital Advertising net revenue.

•Excluding political revenue of $1.3 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, net revenue decreased $0.9 million, or 0.8%, to $114.0 million, Broadcast Advertising net revenue decreased $3.5 million, or 7.2%, to $45.3 million, and Digital Advertising net revenue increased $4.7 million, or 11.1%, to $47.1 million.

•Operating income decreased $33.3 million to an operating loss of $12.3 million for the three months ended June 30, 2026. The decrease was primarily due to a $25.1 million increase in non-cash impairment charges, a $6.0 million decrease in net gain on sales and retirements of assets and a $1.7 million increase in direct operating expenses.

•Broadcast Advertising reported an operating loss of $15.9 million for the three months ended June 30, 2026, which represents a decrease of $32.4 million, as compared to operating income of $16.5 million for the same period in 2025. The decrease is primarily due to incremental non-cash impairment charges of $25.1 million, a $6.0 million decrease in net gain on sales and retirements of assets, and a $1.2 million decrease in segment profit. Digital Advertising reported operating income of $10.1 million for the three months ended June 30, 2026, a decrease of $0.1 million, as compared to the same period in 2025. Subscription Digital Marketing Solutions reported operating income of $5.4 million, a decrease of $0.2 million from the three months ended June 30, 2025.

Certain key financial developments in our business for the six months ended June 30, 2026, as compared to the same period in 2025 are summarized below:

•Net revenue for the six months ended June 30, 2026 as compared to the same period in 2025 decreased $2.0 million, or 0.9%, primarily driven by a $5.4 million decrease in Broadcast Advertising net revenue and a $3.1 million decrease in our Subscription Digital Marketing Solutions net revenue, partially offset by a $7.2 million increase in Digital Advertising net revenue.

•Excluding political revenue of $2.0 million and $1.1 million for the six months ended June 30, 2026 and 2025, respectively, net revenue decreased $2.9 million, or 1.3% to $210.1 million. Broadcast Advertising net revenue decreased $6.3 million, or 7.1%, to $83.3 million, and Digital Advertising net revenue increased $7.2 million, or 9.2%, to $86.4 million.

•Operating income decreased $41.7 million for the six months ended June 30, 2026, to an operating loss of $13.6 million, primarily due to a $33.7 million increase in non-cash impairment charges, a $5.6 million decrease in net gain on sales and retirements of assets and the $2.0 million decrease in net revenue.

Consolidated Results of Operations

Three months ended June 30, 2026 compared to three months ended June 30, 2025

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended June 30,
Statement of Operations Data:	2026	2025	$ Change	% Change
Net revenue	$115,353	$115,448	$(95)	(0.1)%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	84,510	82,829	1,681	2.0%
Depreciation and amortization	4,783	4,558	225	4.9%
Corporate expenses	6,051	6,198	(147)	(2.4)%
Stock-based compensation	3,302	3,790	(488)	(12.9)%
Transaction and business realignment costs	2,173	1,389	784	56.4%
Impairment of intangible assets	26,643	1,500	25,143	**
Net loss (gain) on sales and retirement of assets	183	(5,866)	6,049	**
Total operating costs and expenses	127,645	94,398	33,247	35.2%
Operating (loss) income	(12,292)	21,050	(33,342)	**
Other expense:
Interest expense, net	11,430	12,652	(1,222)	(9.7)%
Other expense, net	47	100	(53)	(53.0)%
(Loss) income from operations	(23,769)	8,298	(32,067)	**
Income tax provision	18,037	6,289	11,748	186.8%
Net (loss) income	$(41,806)	$2,009	$(43,815)	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue, direct operating expenses and segment profit for the three months ended June 30, 2026 and 2025 (in thousands):

	Net Revenue				Direct Operating Expenses				Segment Profit
	Three Months Ended June 30,				Three Months Ended June 30,				Three Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Digital Advertising	$47,221	$42,538	$4,683	11.0%	$36,328	$31,641	$4,687	14.8%	$10,893	$10,897	$(4)	0.0%
Subscription Digital Marketing Solutions	17,166	18,767	(1,601)	(8.5)%	10,711	12,524	(1,813)	(14.5)%	6,455	6,243	212	3.4%
Broadcast Advertising	46,510	49,196	(2,686)	(5.5)%	32,562	34,007	(1,445)	(4.2)%	13,948	15,189	(1,241)	(8.2)%
Other	4,456	4,947	(491)	(9.9)%	4,909	4,657	252	5.4%	(453)	290	(743)	**
Total	$115,353	$115,448	$(95)	(0.1)%	$84,510	$82,829	$1,681	2.0%	$30,843	$32,619	$(1,776)	(5.4)%

Net Revenue

Net revenue for the three months ended June 30, 2026 decreased $0.1 million, or 0.1%, as compared to the same period in 2025. Broadcast Advertising net revenue decreased $2.7 million, or 5.5%, due to decreases in the purchases of advertising by our clients and Subscription Digital Marketing Solutions net revenue decreased $1.6 million, or 8.5%, due to reduced sales velocity as a result of lower sales headcount, and Other net revenue decreased $0.5 million, or 9.9%. These decreases were largely offset by an increase in Digital Advertising net revenue of $4.7 million, or 11.0%, due to increases in the purchases of advertising by our clients.

Direct Operating Expenses

Direct operating expenses for the three months ended June 30, 2026 increased by $1.7 million, or 2.0%, as compared to the same period in 2025. Digital Advertising direct operating expenses increased by $4.7 million, or 14.8%, primarily due to higher inventory costs as compared to the same period in 2025, as a result of higher costs associated with acquiring digital advertising inventory, partially driven by the increase in net revenue discussed above. This was partially offset by a decrease of $1.8 million, or 14.5% of Subscription Digital Marketing Solutions direct operating expenses due to lower compensation and a $1.4 million, or 4.2%, decrease in Broadcast Advertising direct operating expenses primarily due to lower compensation, each as compared to the same period a year ago.

Segment Profit

Segment profit for the three months ended June 30, 2026 decreased by $1.8 million, or 5.4%, when compared with the same period in 2025. Broadcast Advertising segment profit decreased $1.2 million, or 8.2%, primarily due to the decrease in net revenue and Other segment profit decreased $0.7 million, primarily due to the performance of certain events in the current year period. These declines were partially offset by an increase in Subscription Digital Marketing Solutions segment profit of $0.2 million, or 3.4%, as compared to the same period in 2025, due to the decrease in direct operating expenses.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the three months ended June 30, 2026 increased $0.8 million, or 56.4%, as compared to the same period in 2025, primarily due to continued operational cost reduction efforts, which was led by the acceleration of the amortization of certain leased assets during the second quarter of 2026 due to a reduction in space.

Impairment of Intangible Assets

The Company incurred $26.6 million of non-cash impairment charges related to FCC licenses during the three months ended June 30, 2026, as compared to $1.5 million of non-cash impairment charges for the same period in 2025. The impairment charge was primarily driven by decreases in third-party forecasts of broadcast revenues. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $16.5 million which would have resulted in an incremental impairment charge of $10.0 million as of June 30, 2026. Further, a 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to further decrease by $8.4 million which would have resulted in an incremental impairment charge of $5.6 million as of June 30, 2026. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $8.0 million which would result in an incremental impairment charge of $6.8 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines in excess of these assumptions, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Net Loss (Gain) on Sale and Retirement of Assets

During the three months ended June 30, 2026, the Company recognized a $0.2 million net loss on certain asset retirements, as compared to net gains on the sales of assets of $5.9 million, which included a $5.6 million gain on the sale of land in the Boise, ID market, during the three months ended June 30, 2025.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025
Term Loan	$9,771	$10,984
Revolver	179	190
Capital leases and other	230	229
Deferred financing costs	237	237
Debt discount amortization	1,013	1,012
Interest expense, net	$11,430	$12,652

Interest expense decreased primarily due to a lower effective interest rate on the term loan, driven by declines in SOFR, and a reduction in term loan principal resulting from scheduled quarterly and voluntary repayments. For further discussion related to the terms of the credit agreement and effective interest rates, see Note 6, Long-Term Debt, in the Notes to Unaudited Consolidated Financial Statements.

Provision for income taxes

We recognized a provision for income taxes of $18.0 million for the three months ended June 30, 2026, as compared to $6.3 million for the same period in 2025. Our effective tax rate for the three months ended June 30, 2026 and 2025 was approximately 75.9% and 75.8%, respectively. The effective tax rate and tax provision for the three months ended June 30, 2026 are driven by the valuation allowance for interest expense carryforwards resulting from higher non-cash impairment charges and non-deductible compensation.

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

Consolidated Results of Operations

Six months ended June 30, 2026 compared to six months ended June 30, 2025

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Six Months Ended June 30,
Statement of Operations Data:	2026	2025	$ Change	% Change
Net revenue	$212,134	$214,123	$(1,989)	(0.9)%

Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	160,087	158,645	1,442	0.9%
Depreciation and amortization	9,479	8,973	506	5.6%
Corporate expenses	10,874	10,920	(46)	(0.4)%
Stock-based compensation	7,033	7,978	(945)	(11.8)%
Transaction and business realignment costs	3,314	3,827	(513)	(13.4)%
Impairment of intangible assets	35,231	1,500	33,731	**
Net gain on sales and retirement of assets	(318)	(5,903)	5,585	(94.6)%
Total operating costs and expenses	225,700	185,940	39,760	21.4%
Operating (loss) income	(13,566)	28,183	(41,749)	**
Other expense:
Interest expense, net	22,759	22,891	(132)	(0.6)%
Loss on extinguishment of debt	—	1,452	(1,452)	(100.0)%
Other expense, net	159	91	68	74.7%
(Loss) income from operations	(36,484)	3,749	(40,233)	**
Income tax provision	2,365	3,251	(886)	(27.3)%
Net (loss) income	$(38,849)	$498	$(39,347)	**
** not meaningful

Segment Results

The following table presents the Company's reportable segment net revenue, direct operating expenses and segment profit for the six months ended June 30, 2026 and 2025 (in thousands):

	Net Revenue				Direct Operating Expenses				Segment Profit
	Six Months Ended June 30,				Six Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Digital Advertising	$86,485	$79,289	$7,196	9.1%	$68,086	$60,492	$7,594	12.6%	$18,399	$18,797	$(398)	(2.1)%
Subscription Digital Marketing Solutions	34,676	37,789	(3,113)	(8.2)%	22,321	25,370	(3,049)	(12.0)%	12,355	12,419	(64)	(0.5)%
Broadcast Advertising	85,158	90,583	(5,425)	(6.0)%	63,731	66,950	(3,219)	(4.8)%	21,427	23,633	(2,206)	(9.3)%
Other	5,815	6,462	(647)	(10.0)%	5,949	5,833	116	2.0%	(134)	629	(763)	**
Total	$212,134	$214,123	$(1,989)	(0.9)%	$160,087	$158,645	$1,442	0.9%	$52,047	$55,478	$(3,431)	(6.2)%

Net Revenue

Net revenue for the six months ended June 30, 2026 decreased $2.0 million, or 0.9%, as compared to the same period in 2025. Broadcast Advertising net revenue decreased $5.4 million, or 6.0%, due to decreases in the purchases of advertising by our clients, Subscription Digital Marketing Solutions net revenue decreased $3.1 million, or 8.2%, due to reduced sales velocity, and Other net revenue decreased by $0.6 million, or 10.0%, due to the performance of certain events in 2026, as compared to 2025. These decreases were partially offset by an increase in Digital Advertising net revenue of $7.2 million, or 9.1%.

Direct Operating Expenses

Direct operating expenses for the six months ended June 30, 2026 increased by $1.4 million, or 0.9%, as compared to the same period in 2025. Digital Advertising direct operating expenses increased $7.6 million, or 12.6%, primarily due to higher inventory and compensation costs. This increase was partially offset by a decrease in Broadcast Advertising direct operating expenses of $3.2 million, or 4.8%, and a decrease in Subscription Digital Marketing Solutions direct operating expenses of $3.0 million or 12.0%, each primarily due to lower compensation.

Segment Profit

Segment profit for the six months ended June 30, 2026, decreased by $3.4 million, or 6.2%, as compared to the same period in 2025. Broadcast Advertising segment profit decreased $2.2 million, or 9.3%, primarily due to the decline in net revenue. Digital Advertising segment profit decreased $0.4 million, or 2.1%, primarily due to the increases in inventory and compensation costs discussed above, and Other segment profit decreased by $0.8 million.

Stock-based Compensation

Stock-based compensation expense for the six months ended June 30, 2026, decreased $0.9 million, or 11.8%, as compared to the same period in 2025, due a $1.1 million decrease in expense related to grants that were fully amortized in 2025 and early 2026, partially offset by a $0.2 million increase in expense related to the stock bonus program. For further discussion, see Note 8, Stockholders' Deficit, in the Notes to Unaudited Consolidated Financial Statements.

Impairment of Intangible Assets

The Company incurred a total of $35.2 million in non-cash impairment charges related to FCC licenses in 20 of our 74 local markets during the six months ended June 30, 2026, as compared to impairment charges of $1.5 million related to FCC licenses in 4 of our 74 local markets during the six months ended June 30, 2025. The impairment charges during the six months ended June 30, 2026 were primarily driven by decreases in third-party forecasts of broadcast revenue and increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, caused by an increase in industry bond yields. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

Net Gain on Sale and Retirement of Assets

During the six months ended June 30, 2026, the Company recognized a $0.3 million net gain on the sales of assets, as compared to net gains on the sales of assets of $5.9 million, which included a $5.6 million gain on the sale of land in the Boise, ID market, during the six months ended June 30, 2025.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Six Months Ended June 30,
	2026	2025
2026 Notes	$—	$4,282
Term Loan	19,711	15,833
Revolver	258	277
Capital leases and other	426	488
Deferred financing costs	448	566
Debt discount amortization	1,916	1,445
Interest expense, net	$22,759	$22,891

Loss on Extinguishment of Debt

During the six months ended June 30, 2025, the Company recognized a $1.5 million loss on the early extinguishment of debt. The $1.5 million loss on the early extinguishment of debt is comprised of the write-off of $1.5 million of unamortized deferred financing fees previously capitalized in connection with our 2026 Notes. For further discussion, see Note 6, Long-Term Debt, in the Notes to Unaudited Consolidated Financial Statements.

Provision for income taxes

We recognized a provision for income taxes of $2.4 million for the six months ended June 30, 2026, as compared to $3.3 million for the same period in 2025. Our effective tax rate for the period was approximately 6.5% for the six months ended June 30, 2026 as compared to 86.7% for the six months ended June 30, 2025. The effective tax rate and provision for the six months ended June 30, 2026 are driven by the valuation allowance for interest expense carryforwards, non-deductible compensation and the effects of non-cash impairment charges recognized in the first half of 2026.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents	$1,170	$3,183
Restricted cash	323	323

Cash provided by operating activities	7,779	10,129
Cash used in investing activities	(6,141)	(1,906)
Cash used in financing activities	(4,962)	(37,707)
Net decrease in cash and cash equivalents and restricted cash	$(3,324)	$(29,484)

Operating Activities

Net cash provided by operating activities was approximately $7.8 million for the six months ended June 30, 2026, as compared to $10.1 million for the same period in 2025. The decrease was primarily related to net changes in working capital balances, particularly accounts receivable, accounts payable and accrued expenses, partially offset by lower cash interest payments in 2026.

Investing Activities

Net cash used in investing activities was $6.1 million for the six months ended June 30, 2026, as compared to $1.9 million for the same period in 2025. The increase in net cash used in investing activities was primarily due to a $5.5 million decrease in net proceeds from sales of assets in 2026, partially offset by $1.2 million decrease in purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $5.0 million for the six months ended June 30, 2026, as compared to $37.7 million for the same period in 2025. The primary differences in net cash used in financing activities include:

•$25.7 million of net cash utilized in the February 2025 debt refinancing transactions, including fees and expenses;
•$10.0 million in net borrowings under the Revolver during the six months ended June 30, 2026, as compared to no net borrowings during the same period in 2025;
•Fixed term loan repayments of $5.9 million in 2026, as compared to $2.9 million in 2025;
•$1.5 million of shares repurchased to cover employee tax withholdings on restricted stock that vested during the six months ended June 30, 2025, which did not recur in 2026; and
•$7.2 million of dividend payments in 2026, as compared to $6.6 million of dividend payments in 2025.

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

As of June 30, 2026, we had $440.0 million of outstanding indebtedness, net of unamortized discount and deferred financing costs of $22.2 million.

Based on the terms of our Senior Secured Credit Facility, as of June 30, 2026, we expect our mandatory debt service requirements to be approximately $51.6 million over the next twelve months. See Note 6, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our Senior Secured Credit Facility.

As of June 30, 2026 we had $1.2 million of cash and cash equivalents, and $60.3 million of receivables from customers, which historically have had an average collection cycle of approximately 50 days. As of June 30, 2026, the Company had $8.0 million available under its revolving credit facility. Amounts borrowed under the revolving credit facility above an aggregate $6.0 million as of the end of each fiscal quarter requires compliance with a net leverage ratio covenant, which could limit the Company’s ability to access the full amount of the facility.

On October 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.3 million was paid to holders of record as of January 26, 2026, on February 2, 2026.

On March 4, 2026, the board of directors approved a quarterly dividend of $0.20 per share. The dividend of $3.6 million was paid to holders of record as of April 27, 2026 on May 4, 2026.

On May 1, 2026, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.6 million was paid to holders on record as of July 27, 2026, on August 3, 2026.

On August 4, 2026, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend will be payable on November 2, 2026 to shareholders of record as of the close of business on October 26, 2026.

Our anticipated uses of cash in the near term include working capital needs, interest payments, debt amortization payments, dividend payments, excess cashflow payments that may be required under the terms of the Credit Agreement, other obligations, and capital expenditures. The Company believes that the cash generated by its operations should be sufficient to meet its liquidity needs for at least the next 12 months. However, our ability to fund our working capital needs, interest payments, debt payments, dividend payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in additional debt service obligations. Such debt instruments could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our significant estimates, including those related to determining the fair value of assets and liabilities acquired in a business combination, impairment testing of intangible assets, stock-based compensation expense and income taxes. We base our estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our estimates may change, however, as new events occur and additional information is obtained, and any such changes will be recognized in the Consolidated Financial Statements. Actual results could differ from such estimates, and any such differences may be material to our financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this review, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of June 30, 2026.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and six months ended June 30, 2026. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended June 30, 2026.

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
Date: August 6, 2026
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer