Form 10-Q
period 2026-09-30
Townsquare Media, Inc.
filed 2026-11-04
CIK 1499832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
As of October 30, 2026, the registrant had 18,237,422 outstanding shares of common stock consisting of: (i) 16,922,126 shares of Class A common stock, par value $0.01 per share; (ii) 815,296 shares of Class B common stock, par value $0.01 per share; and (iii) 500,000 shares of Class C common stock, par value $0.01 per share.

TOWNSQUARE MEDIA, INC.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
TOWNSQUARE MEDIA, INC.
CONSOLIDATED BALANCE SHEETS
(in Thousands, Except Share and Per Share Data)
(unaudited)

	September 30, 2026	December 31, 2025

ASSETS
Current assets:
Cash and cash equivalents	$4,610	$4,759
Accounts receivable, net of allowance for credit losses of $5,296 and $4,979, respectively	57,646	52,048
Prepaid expenses and other current assets	14,906	12,582
Total current assets	77,162	69,389
Property and equipment, net	107,867	110,043
Intangible assets, net	109,156	155,047
Goodwill	147,590	147,590
Investments	837	725
Operating lease right-of-use assets, net	42,273	45,099
Other assets	582	667
Restricted cash	323	58
Total assets	$485,790	$528,618
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,927	$6,895
Current portion of long-term debt	13,143	11,750
Deferred revenue	9,170	8,737
Accrued compensation and benefits	9,880	11,486
Accrued expenses and other current liabilities	26,039	30,886
Operating lease liabilities, current	7,631	7,688
Accrued interest	4,684	4,791
Total current liabilities	74,474	82,233
Long-term debt, net of discount and deferred finance costs of $20,849 and $24,429, respectively	433,543	421,247
Deferred tax liability	16,854	16,763
Operating lease liabilities, net of current portion	39,899	42,101
Other long-term liabilities	5,895	7,266
Total liabilities	570,665	569,610
Stockholders’ deficit:
Class A common stock, par value $0.01 per share; 300,000,000 shares authorized; 17,887,525 and 16,180,932 shares issued, and 16,922,126 and 15,215,533 outstanding, respectively	179	162
Class B common stock, par value $0.01 per share; 50,000,000 shares authorized; 815,296 and 815,296 shares issued and outstanding, respectively	8	8
Class C common stock, par value $0.01 per share; 50,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding, respectively	5	5
Total common stock	192	175
Treasury stock, at cost; 965,399 and 965,399 shares of Class A common stock, respectively	(11,200)	(11,203)
Additional paid-in capital	332,338	319,818
Accumulated deficit	(408,562)	(353,195)
Non-controlling interest	2,357	3,413
Total stockholders’ deficit	(84,875)	(40,992)
Total liabilities and stockholders’ deficit	$485,790	$528,618

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands, Except Per Share Data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$110,948	$106,759	$323,082	$320,882

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	82,270	78,758	242,357	237,403
Depreciation and amortization	4,861	4,646	14,340	13,619
Corporate expenses	6,073	5,985	16,947	16,905
Stock-based compensation	3,099	3,066	10,132	11,044
Transaction and business realignment costs	1,063	6,891	4,377	10,718
Impairment of intangible assets, goodwill and long-lived assets	8,100	3,098	43,331	4,598
Net gain on sales and retirement of assets	(22)	(1,621)	(340)	(7,524)
Total operating costs and expenses	105,444	100,823	331,144	286,763
Operating income (loss)	5,504	5,936	(8,062)	34,119
Other expense:
Interest expense, net	11,934	12,606	34,693	35,497
(Gain) loss on extinguishment of debt	—	(247)	—	1,205
Other (income) expense, net	(530)	135	(371)	226
Loss from operations before tax	(5,900)	(6,558)	(42,384)	(2,809)
Income tax (benefit) provision	(1,914)	(1,060)	451	2,191
Net loss	$(3,986)	$(5,498)	$(42,835)	$(5,000)

Net (loss) income attributable to:
Controlling interests	$(4,146)	$(5,902)	$(43,348)	$(6,317)
Non-controlling interests	$160	$404	$513	$1,317

Basic loss per share	$(0.23)	$(0.36)	$(2.47)	$(0.39)

Diluted loss per share	$(0.23)	$(0.36)	$(2.47)	$(0.39)

Weighted average shares outstanding:
Basic	18,028	16,299	17,559	16,139
Diluted	18,028	16,299	17,559	16,139

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2026	16,180,932	815,296	500,000	965,399	$175	$(11,203)	$319,818	$(353,195)	$3,413	$(40,992)
Net income	—	—	—	—	—	—	—	2,774	183	2,957
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,967)	—	(3,967)
Stock-based compensation	—	—	—	—	—	—	2,739	—	—	2,739
Common stock issued under exercise of stock options	19,500	—	—	—	—	—	130	—	—	130
ESPP shares issued	37,671	—	—	—	—	—	174	—	—	174
Issuance of restricted stock(1)	1,082,143	—	—	—	11	—	2,702	—	—	2,713
Balance at March 31, 2026	17,320,246	815,296	500,000	965,399	$186	$(11,203)	$325,563	$(354,388)	$3,596	$(36,246)
Net (loss) income	—	—	—	—	—	—	—	(41,976)	170	(41,806)
Repurchase of stock	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(4,027)	—	(4,027)
Stock-based compensation	—	—	—	—	—	—	2,004	—	—	2,004
Common stock issued under exercise of stock options	51,376	—	—	—	1	—	285	—	—	286
Issuance of restricted stock(1)	418,548	—	—	—	4	—	2,141	—	—	2,145
Excise tax adjustment	—	—	—	—	—	3	—	—	—	3
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,569)	(1,569)
Balance at June 30, 2026	17,790,170	815,296	500,000	965,399	$191	$(11,200)	$329,993	$(400,391)	$2,197	$(79,210)
Net (loss) income	—	—	—	—	—	—	—	(4,146)	160	(3,986)
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(4,025)	—	(4,025)
Stock-based compensation	—	—	—	—	—	—	2,041	—	—	2,041
Common stock issued under exercise of stock options	18,000	—	—	—	—	—	118	—	—	118
ESPP shares issued	40,824	—	—	—	1	—	186	—	—	187
Issuance of restricted stock(1)	38,531	—	—	—	—	—	—	—	—	—
Balance at September 30, 2026	17,887,525	815,296	500,000	965,399	$192	$(11,200)	$332,338	$(408,562)	$2,357	$(84,875)
(1) Refer to Note 8, Stockholders’ Deficit, in the accompanying Notes to Unaudited Consolidated Financial Statements for additional information related to shares issued.

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (continued)
(in Thousands, Except Share Data)
(unaudited)

	Shares of Common Stock			Treasury Stock
	Class A	Class B	Class C	Class A
	Shares	Shares	Shares	Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interest	Total
Balance at January 1, 2025	15,386,219	815,296	500,000	965,399	$167	$(11,203)	$307,000	$(327,819)	$3,413	$(28,442)
Net (loss) income	—	—	—	—	—	—	—	(1,982)	471	(1,511)
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,504)	—	(3,504)
Stock-based compensation	—	—	—	—	—	—	3,261	—	—	3,261
Common stock issued under exercise of stock options	104,034	—	—	—	1	—	690	—	—	691
ESPP shares issued	35,288	—	—	—	—	—	289	—	—	289
Issuance of restricted stock	652,193	—	—	—	7	—	3,815	—	—	3,822
Shares withheld to satisfy tax withholdings	(177,915)	—	—	—	(2)	—	(1,430)	—	—	(1,432)
Balance at March 31, 2025	15,999,819	815,296	500,000	965,399	$173	$(11,203)	$313,625	$(333,305)	$3,884	$(26,826)
Net income	—	—	—	—	—	—	—	1,567	442	2,009
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,519)	—	(3,519)
Stock-based compensation	—	—	—	—	—	—	2,586	—	—	2,586
Issuance of restricted stock	9,236	—	—	—	—	—	—	—	—	0
Shares withheld to satisfy tax withholdings	(5,791)	—	—	—	—	—	(43)	—	—	(43)
Cash distributions to non-controlling interests	—	—	—	—	—	—	—	—	(1,299)	(1,299)
Balance at June 30, 2025	16,003,264	815,296	500,000	965,399	$173	$(11,203)	$316,168	$(335,257)	$3,027	$(27,092)
Net (loss) income	—	—	—	—	—	—	—	(5,902)	404	(5,498)
Dividends declared ($0.20 per share)	—	—	—	—	—	—	—	(3,524)	—	(3,524)
Stock-based compensation	—	—	—	—	—	—	1,703	—	—	1,703
Common stock issued under exercise of stock options	23,652	—	—	—	—	—	162	—	—	162
ESPP shares issued	43,101	—	—	—	1	—	306	—	—	307
Issuance of restricted stock	27,893	—	—	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholdings	(2,676)	—	—	—	—	—	(21)	—	—	(21)
Balance at September 30, 2025	16,095,234	815,296	500,000	965,399	$174	$(11,203)	$318,318	$(344,683)	$3,431	$(33,963)

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(42,835)	$(5,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,340	13,619
Amortization of debt discount and deferred financing costs	3,758	3,258
Non-cash lease income	(561)	(1,190)
Net deferred taxes and other	91	1,666
Allowance for credit losses	3,408	2,796
Stock-based compensation expense	10,132	11,044
Loss on extinguishment of debt	—	1,205
Trade and barter activity, net	(1,881)	(1,141)
Impairment of intangible assets, goodwill and long-lived assets	43,331	4,598
Net gain on sales and retirements of assets	(340)	(7,524)
Amortization of content rights	1,109	1,109
Change in content rights liabilities	(1,483)	(1,280)
Other	1,693	1,690
Changes in assets and liabilities
Accounts receivable	(8,606)	2,775
Prepaid expenses and other assets	(1,254)	(1,762)
Accounts payable	(2,995)	4,501
Accrued expenses and other current liabilities	(4,994)	(4,087)
Accrued interest	(107)	(8,522)
Other long-term liabilities	94	254
Net cash provided by operating activities	12,900	18,009

Cash flows from investing activities:
Purchases of property and equipment	(9,895)	(11,820)
Net proceeds from sales of assets and investment related transactions	836	8,412
Proceeds from insurance recoveries	54	17
Net cash used in investing activities	(9,005)	(3,391)

Cash flows from financing activities:
Repayment of 2026 Notes	—	(467,436)
Proceeds from Term Loan	—	446,400
Voluntary repayments of Term Loan	—	(5,185)
Fixed quarterly repayments of Term Loan	(8,813)	(5,875)
Deferred financing costs	—	(4,692)
Borrowings under the revolving credit facility	18,000	18,000
Repayment of borrowings under the revolving credit facility	—	(13,000)
Dividend payments	(10,864)	(9,828)
Proceeds from stock options exercised	534	853
Shares withheld in lieu of employee tax withholding	—	(1,496)
Withholding from shares issued under ESPP	361	596
Cash distribution to non-controlling interests	(1,569)	(1,299)
Repayments of capitalized obligations	(1,428)	(1,112)
Net cash used in financing activities	(3,779)	(44,074)

Cash and cash equivalents and restricted cash:
Net increase (decrease) in cash, cash equivalents and restricted cash	116	(29,456)
Beginning of period	4,817	32,990
End of period	$4,933	$3,534

See Notes to Unaudited Consolidated Financial Statements

TOWNSQUARE MEDIA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in Thousands)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash payments:
Interest	$30,932	$40,722
Income and Franchise taxes	559	908

Supplemental Disclosure of Non-cash Activities:
Dividends declared, but not paid during the period	$4,025	$3,524
Accrued Financing Costs	—	833
Property and equipment acquired in exchange for advertising (1)	1,240	1,779
Accrued capital expenditures	101	132
Investment rights acquired in exchange for advertising	112	—
Financed equipment purchases	864	—

Supplemental Disclosure of Cash Flow Information relating to Leases:
Cash paid for amounts included in the measurement of operating lease liabilities, included in operating cash flows	8,484	9,054
Right-of-use assets obtained in exchange for operating lease obligations	3,945	5,500

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$4,610	$3,211
Restricted cash	323	323
	$4,933	$3,534
(1) Represents total advertising services provided by the Company in exchange for property and equipment during each of the nine months ended September 30, 2026 and 2025, respectively.

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

Basis of Presentation

The accompanying Unaudited Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes thereto included in the Company's Annual Report on Form 10-K (the "2025 Annual Report on Form 10-K"). The accompanying unaudited interim Consolidated Financial Statements include the consolidated accounts of the Company and its wholly-owned and majority-owned subsidiaries that it controls, with all intercompany balances and transactions eliminated in consolidation. These financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. All adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of results of operations and financial condition as of the end of the interim periods have been included. The results of operations for the three and nine months ended September 30, 2026, cash flows for the nine months ended September 30, 2026, and the Company’s financial condition as of such date are not necessarily indicative of the results of operations or cash flows that can be expected for, or the Company’s financial condition as of, any other interim period or for the fiscal year ending December 31, 2026. The Consolidated Balance Sheet as of December 31, 2025 is derived from the audited Consolidated Financial Statements at that date.

Stock-based compensation expense of $0.8 million and $2.1 million, previously reported in the Corporate category for the three and nine months ended September 30, 2025, respectively, has been reclassified to conform with the current period's presentation. This reclassification increased stock-based compensation expense for the three months ended September 30, 2025, by $0.5 million, $0.1 million, and $0.2 million for the Digital Advertising, Subscription Digital Marketing Solutions, and Broadcast Advertising segments, respectively. For the nine months ended September 30, 2025, the reclassification increased stock-based compensation expense by $1.2 million, $0.2 million, and $0.7 million, respectively, for those same segments.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to assumptions used in determining the fair value of assets and liabilities acquired in a business combination, impairment testing of intangible assets, stock-based compensation expense and income taxes. The Company bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

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

Recently Issued Standards That Have Not Yet Been Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, which requires the disclosure in the notes to financial statements, information about certain costs and expenses including, purchases of inventory, employee compensation, depreciation and intangible asset amortization. The guidance also requires a qualitative description of amounts remaining in certain expense captions that are not separately disaggregated on a quantitative basis, as well as the disclosure of the total amount of selling expenses. The guidance is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company continues to evaluate this new standard, but does not expect its adoption to have a significant impact on the Consolidated Financial Statements as its impact relates to additional disclosure.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The guidance moves away from phase-by-phase cost tracking to primarily focusing on how companies conclude when to count software development costs as an asset, particularly when there is uncertainty during development. Additionally, disclosure requirements outlined under Accounting Standards Codification (“ASC”) 360-10, Property, Plant, and Equipment — Overall, will apply to capitalized software costs. The guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years and may be applied using a prospective, retrospective or modified transition approach. The Company continues to assess the impact on its Consolidated Financial Statements, if any.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to clarify interim disclosure requirements, the form and content of interim financial statements, and when Topic 270 applies. The update primarily provides clarity about current interim reporting requirements. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and may be applied using a prospective or retrospective transition approach. The Company is evaluating the impact of the adoption of this standard.

Note 3. Revenue Recognition

The following tables present a disaggregation of our revenue by reporting segment and revenue from political sources and all other sources (in thousands) for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026					Three Months Ended September 30, 2025
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$45,207	$17,071	$44,423	$1,343	$108,044	$40,214	$18,649	$46,842	$885	$106,590
Political	141	—	2,763	—	2,904	14	—	155	—	169
Net Revenue	$45,348	$17,071	$47,186	$1,343	$110,948	$40,228	$18,649	$46,997	$885	$106,759

	Nine Months Ended September 30, 2026					Nine Months Ended September 30, 2025
	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Total
Net Revenue (ex Political)	$131,582	$51,747	$127,705	$7,158	$318,192	$119,345	$56,438	$136,461	$7,346	$319,590
Political	251	—	4,639	—	4,890	172	—	1,120	—	1,292
Net Revenue	$131,833	$51,747	$132,344	$7,158	$323,082	$119,517	$56,438	$137,581	$7,346	$320,882

Revenue from contracts with customers is recognized as an obligation until the terms of a customer contract are satisfied; this occurs with the transfer of control as we satisfy contractual performance obligations. Our contractual performance obligations include the performance of digital marketing solutions, placement of internet-based advertising campaigns, broadcast of commercials on our owned and operated radio stations, and the operation of live events. Revenue is measured at contract inception as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Our contracts are generally at a fixed price at inception and do not include significant financing components. Certain digital advertising arrangements include consideration that varies with the cost of third-party advertising inventory; because the amounts billed correspond directly with the value of the services delivered to date, we recognize revenue in the amount we have the right to invoice. Sales, value add, and other taxes that are collected concurrently with revenue producing activities are excluded from revenue.

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

Our advertising contracts are short-term (less than one year) and payment terms are generally net 30-60 days for traditional customer contracts and net 60-90 days for national agency customer contracts. Our billing practice is to invoice customers on a monthly basis for services delivered to date (representing the right to invoice). Our contractual arrangements do not include rights of return.

For all customer contracts, we evaluate whether we are the principal (i.e., report revenue on a gross basis) or the agent (i.e., report revenue on a net basis). Generally, we report revenue for advertising placed on Townsquare properties on a gross basis (the amount billed to our customers is recorded as revenue, and the amount paid to our publishers is recorded as a cost of revenue). We are the principal because we control the advertising inventory before it is transferred to our customers. Our control is evidenced by our sole ability to monetize the advertising inventory, being primarily responsible to our customers, having discretion in establishing pricing, or a combination of these factors. For digital advertising arrangements in which we purchase third-party advertising inventory, we evaluate whether we control the advertising services before they are transferred to the customer. Where we purchase the inventory through our own accounts with demand-side platforms, are primarily responsible for delivering the promised advertising outcomes, and have discretion in selecting the inventory, we are the principal and report revenue on a gross basis. Where the customer holds the account with the demand-side platform and pays the inventory cost directly, we are the agent and report as revenue only our fee. We also generate revenue through agency relationships in which revenue is reported net of agency commissions. Agency commissions are calculated based on a stated percentage applied to gross billing revenue for advertisers that use agencies.

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers (in thousands):

	September 30, 2026	December 31, 2025
Accounts Receivable	$57,646	$52,048
Short-term contract liabilities (deferred revenue)	$9,170	$8,737
Contract Acquisition Costs	$8,424	$8,516

We receive payments from customers based upon contractual billing schedules; contract receivables are recognized in the period the Company provides services when the Company’s right to consideration is unconditional. Payment terms vary by the type and location of our customer and the products or services offered. Payment terms for amounts invoiced are typically net 30-60 days.

Our contract liabilities include cash payments received or due in advance of satisfying our performance obligations and digital subscriptions in which payment is received in advance of the service and month. These contract liabilities are recognized as revenue as the related performance obligations are satisfied. As of September 30, 2026, and December 31, 2025, the balance in the contract liabilities was $9.2 million and $8.7 million, respectively. The increase in the contract liabilities balance at September 30, 2026 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $0.6 million and $7.5 million of recognized revenue for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, we recognized $0.8 million and $8.4 million of revenue that was previously included in our deferred revenue balance. No significant changes in the time frame of the satisfaction of contract liabilities have occurred during the three and nine months ended September 30, 2026.

Our capitalized contract acquisition costs include amounts related to sales commissions paid for signed contracts with perceived durations exceeding one year. We defer the related sales commission costs and amortize such costs to expense in a manner that is consistent with how the related revenue is recognized over the duration of the related contracts. We have evaluated the average customer contract duration (initial term and any renewals) to determine the appropriate amortization period for these contractual arrangements. Capitalized contract acquisition costs are recognized in prepaid expenses and other current assets in the accompanying consolidated balance sheets. As of September 30, 2026 and December 31, 2025, we had a balance of $8.4 million and $8.5 million, respectively, in capitalized contract acquisition costs and recognized $1.5 million and $4.4 million of amortization for the three and nine months ended September 30, 2026. For the three and nine months ended September 30, 2025, we recognized $1.3 million and $3.6 million of amortization. No impairment losses have been recognized or changes made to the time frame for performance of the obligations related to deferred contract assets during the three and nine months ended September 30, 2026 and 2025.

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

The change in the allowance for credit losses for the nine months ended September 30, 2026 and 2025 was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Balance at beginning of the period	$4,979	$3,924
Provision for credit losses	3,408	2,796
Amounts written off against allowance, net of recoveries	(3,091)	(3,147)
Balance at end of the period	$5,296	$3,573

Note 4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Land and improvements	$17,940	$18,268
Buildings and leasehold improvements	60,445	60,702
Broadcast equipment	118,225	115,224
Computer and office equipment	28,372	27,445
Furniture and fixtures	21,483	21,570
Transportation equipment	12,340	12,037
Software development costs	64,071	59,563
Total property and equipment, gross	322,876	314,809
Less accumulated depreciation and amortization	(215,009)	(204,766)
Total property and equipment, net	$107,867	$110,043

Depreciation and amortization expense for property and equipment was $4.4 million and $4.1 million for the three months ended September 30, 2026 and 2025, respectively, and $12.9 million and $12.0 million for the nine months ended September 30, 2026 and 2025, respectively.

During the nine months ended September 30, 2026, the Company recognized a $0.5 million net gain on the sale of property in Danbury, CT, partially offset by losses on certain asset retirements recognized during the same period.

During the three and nine months ended September 30, 2025, the Company recognized net gains on the sales of assets of $1.6 million, and $7.5 million, respectively, including a $0.7 million and $5.6 million gain on the sales of property in the Bismarck, ND and Boise, ID, markets, respectively.

In October of 2026, the Company closed on the sale of property in Lake Charles, LA for approximately $4.6 million.
The Company had no material right-of-use assets related to its finance leases as of September 30, 2026 and December 31, 2025.

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

The Company evaluates its FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Due to increases in the weighted average cost of capital and changes in third-party forecasted traditional broadcast revenues in the markets in which we operate, the Company quantitatively evaluated the fair value of its FCC licenses at September 30, 2026.

The key assumptions used in applying the direct valuation method for each reporting period in 2026 are summarized as follows:

	September 30, 2026
Discount Rate	14.5%
Long-term Revenue Growth Rate	(2.5)%
	Low	High
Mature Market Share*	20.5%	58.4%
Operating Profit Margin	27.3%	47.8%

	June 30, 2026
Discount Rate	13.4%
Long-term Revenue Growth Rate	(2.5)%
	Low	High
Mature Market Share*	19.0%	75.0%
Operating Profit Margin	27.3%	47.7%

	March 31, 2026
Discount Rate	13.7%
Long-term Revenue Growth Rate	(2.5)%
	Low	High
Mature Market Share*	18.7%	71.2%
Operating Profit Margin	27.3%	47.7%
* Market share assumption used when reliable third-party data is available. Otherwise, Company results and forecasts are utilized.

Based on the results of the interim impairment assessments of our FCC licenses, the Company incurred $8.1 million and $43.3 million of impairment charges for FCC licenses in 14 and 21 of our 74 local markets for the three and nine months ended September 30, 2026, respectively. For the three months ended September 30, 2025, the Company incurred no impairment charges for FCC licenses, and for the nine months ended September 30, 2025, it incurred $1.5 million of impairment charges for FCC licenses in 4 of our 74 local markets. The impairment charge realized during the three months ended September 30, 2026 was primarily driven by an increase in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, caused by an increase in U.S. treasury and industry bond yields, while the impairment charge of $26.6 million realized during the three months ended June 30, 2026 was primarily driven by decreases in third-party forecasts of broadcast revenues. During the three months ended March 31, 2026, the Company realized an impairment charge of $8.6 million, which was primarily driven by increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, caused by an increase in industry bond yields.

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

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $14.7 million which would have resulted in an incremental impairment charge of $8.8 million as of September 30, 2026. A 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to decrease by $8.5 million which would have resulted in an incremental impairment charge of $4.5 million as of September 30, 2026. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $8.9 million which would result in an incremental impairment charge of $4.5 million.

Goodwill

For goodwill impairment testing, the Company has selected December 31st as the annual testing date. In addition to the annual impairment test, the Company regularly assesses whether a triggering event has occurred, which would require interim impairment testing.

During the three months ended September 30, 2025, declines in the actual and anticipated performance of the National Digital reporting unit resulted in an interim impairment assessment. Using an income approach, the Company determined that the reporting unit’s carrying amount exceeded its fair value and recognized a non-cash goodwill impairment charge of $3.0 million.

As of December 31, 2025, the fair values of our National Digital, Townsquare Ignite, and Townsquare Interactive reporting units were in excess of their respective carrying values by approximately 47%, 106%, and 152%, respectively. The Local Advertising, Amped, Analytical Services and Live Events reporting units had no goodwill as of December 31, 2025.

The Company considered whether any events have occurred or circumstances have changed from the last quantitative analysis performed as of December 31, 2025 that would indicate that the fair value of the Company's reporting units with goodwill may be below their carrying amounts. Based on such analysis the Company determined that there have been no indicators that the fair value of its reporting units with goodwill may be below their carrying amounts as of September 30, 2026. The increase in the weighted average cost of capital that contributed to the impairment of FCC licenses was driven primarily by broadcast industry-specific factors and relates to the Local Advertising reporting unit, which has no goodwill. The Company concluded that the related increase in U.S. treasury yields was not of a magnitude that would indicate the fair value of its reporting units with goodwill was more likely than not below their carrying amounts.

Definite-lived intangible assets

The Company’s definite-lived intangible assets were acquired primarily in various acquisitions as well as in connection with the acquisition of software and music licenses.

The following tables present details of our intangible assets as of September 30, 2026 and December 31, 2025, respectively (in thousands):

	September 30, 2026
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$103,551	$—	$103,551
Content rights and other intangible assets	0.1 - 6.5	22,425	(16,820)	5,605
Total		$125,976	$(16,820)	$109,156

	December 31, 2025
	Weighted Average Useful Life (in Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
FCC licenses	Indefinite	$146,883	$—	$146,883
Content rights and other intangible assets	1 - 7	22,430	(14,266)	8,164
Total		$169,313	$(14,266)	$155,047

Amortization of definite-lived intangible assets was $0.9 million and $0.9 million for the three months ended September 30, 2026 and 2025, respectively, and $2.6 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively.

Estimated future amortization expense for each of the five succeeding fiscal years and thereafter as of September 30, 2026 is as follows (in thousands):

2026 (remainder)	$637
2027	1,978
2028	1,880
2029	646
2030	152
Thereafter	312
$5,605

Note 6. Long-Term Debt

Total debt outstanding is summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Term Loan	$446,614	$455,426
Revolver	20,000	2,000
Vendor Financing Obligation (1)	921	—
Debt before unamortized discount and deferred financing costs	$467,535	$457,426
Unamortized discount and deferred financing costs	(20,849)	(24,429)
Total Debt	$446,686	$432,997
Less: current portion of long-term debt	(13,143)	(11,750)
Total long-term debt	$433,543	$421,247
(1) - relates to broadcast transmission equipment purchased under installment arrangements with equipment vendors

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

The Term Loan Facility and revolving loans incurred under the Revolving Credit Facility mature on February 19, 2030. The per annum interest rate applicable to the Term Loan Facility is based on current Secured Overnight Financing Rate ("SOFR") levels with a 0.50% per annum SOFR floor and an applicable margin of 500 basis points (or an alternative base rate and an applicable margin of 400 basis points). The per annum interest rate applicable to the Revolving Credit Facility is based on current SOFR levels and an applicable margin of 375 basis points (or an alternative base rate and an applicable margin of 275 basis points). As of September 30, 2026, the interest rate on the Term Loan was 8.72%, based on current SOFR levels and the applicable margin of 500 basis points. As of September 30, 2026, borrowings under the Revolving Credit Facility had an interest rate of approximately 7.61%, based on current SOFR levels and the applicable margin of 375 basis points.

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

The Company was in compliance with its covenants under the Senior Secured Credit Facility as of September 30, 2026.

As of September 30, 2026, based on available market information, the estimated fair value of the Term Loan was $324.9 million. The Company used Level 2 measurements under the fair value measurement hierarchy established under ASC 820, Fair Value Measurement.

Annual maturities of the Company's long-term debt as of September 30, 2026 are as follows (in thousands):

2026 (remainder)	$2,999
2027	13,730
2028	17,843
2029	22,543
2030	410,405
Thereafter	15
$467,535

Note 7. Income Taxes

The Company's effective tax rate for the three months ended September 30, 2026 and 2025 was approximately 32.4% and 16.2%, respectively. The Company's effective tax rate for the nine months ended September 30, 2026 and 2025 was approximately 1.1% and 78.0%, respectively.

The effective tax rate for the three and nine months ended September 30, 2026, is driven by the valuation allowance for interest expense carryforwards, non-deductible compensation and the effects of non-cash impairment charges recognized in 2026.

The effective tax rate may vary significantly from period to period, and can be influenced by many factors. These factors include, but are not limited to, changes to the statutory rates in the jurisdictions where the Company has operations and changes in the valuation of deferred tax assets and liabilities. The difference between the effective tax rate and the federal statutory rate of 21.0% primarily relates to certain non-deductible items, state and local income taxes and the valuation allowance for deferred tax assets.

Note 8. Stockholders' Deficit

Stock Options

During the nine months ended September 30, 2026, eligible option holders exercised 88,876 options to purchase 88,876 shares of Townsquare common stock.

During the nine months ended September 30, 2026, the Company granted 250,000 and 83,340 options with grant date fair values of $1.00 and $1.10, respectively, and vesting periods of three years, each with ten-year terms. The Company also granted 280,129 options with grant date fair values of $0.82 to $0.97. These options contain market conditions whereby the options will vest and become exercisable subject to the achievement of a specified volume weighted average trading price ("VWAP") over a specified period and continued employment through the performance period each as observed and summarized below, respectively:

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

The following table summarizes all option activity for the nine months ended September 30, 2026:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	6,859,321	$7.21	5.56	$11
Granted - service conditions	333,340	6.63
Granted - market conditions	280,129	6.56
Exercised	(88,876)	6.01		85
Forfeited and expired	(364,441)	7.80
Outstanding at September 30, 2026	7,019,473	$7.14	5.16	$—
Exercisable at September 30, 2026	4,812,731	$7.02	4.37	$—

The maximum contractual term of stock options is 10 years.

Restricted Stock Awards

During the nine months ended September 30, 2026, the Company granted 164,385 restricted stock awards, including 120,150 shares to non-employee directors, with vesting periods of one to three years. The fair value of the restricted stock awards is equal to the closing share price on the date of grant. In September 2026, 23,474 shares granted in July 2026 were surrendered and canceled in connection with an amendment to an employee's employment agreement and replaced with a fully vested stock award.

The following table summarizes restricted stock activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2026	138,235	$9.06
Shares granted	164,385	5.65
Shares canceled	(23,474)	6.39
Shares vested	(104,575)	8.89
Non-vested balance at September 30, 2026	174,571	$6.31

Restricted Stock Units

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted Average Fair Value
Non-vested balance at January 1, 2026	1,120,393	$7.29
Shares granted - service conditions	621,013	5.43
Shares granted - market conditions	890,030	2.65
Bonus shares granted	871,452	5.57
Shares vested	(1,398,311)	5.59
Shares canceled - market conditions	(218,543)	4.21
Non-vested balance at September 30, 2026	1,886,034	$5.31

During the nine months ended September 30, 2026, the Company granted 621,013 stock units with vesting periods ranging from vested at grant date to three years, and 871,452 bonus stock units that were vested at the grant date. The fair values of these restricted stock units were equal to the closing share price on the date of grant.

During the nine months ended September 30, 2026, the Company granted 890,030 restricted stock units with a vesting period of three years and grant date fair values ranging from $2.06 - $3.63. The stock units contain market conditions whereby the stock units will vest subject to the achievement of a specified VWAP, subject to continued employment or service through the end of the performance period as observed and summarized below:

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

Employee Stock Purchase Plan

During the nine months ended September 30, 2026, a total of 78,495 shares of Class A common stock were issued under the 2021 Employee Stock Purchase Plan (the "ESPP").

Stock Bonus Program

In 2024, the Company implemented a stock bonus program that offered certain employees the option to receive their annual incentive compensation in the form of the Company's Class A common stock. The incentive compensation to be paid to each employee is fixed at the time of election to participate in the program and the number of shares to be issued is determined based on the closing price of the Company's Class A common stock on the settlement date. During the three and nine months ended September 30, 2026 a total of $1.1 million and $3.4 million of expense was recognized as a component of stock-based compensation in connection with the stock bonus program, respectively. During the three and nine months ended September 30, 2025 a total of $1.4 million and $3.5 million, respectively, of expense was recognized as a component of stock-based compensation in connection with the stock bonus program.

During the nine months ended September 30, 2026, and 2025 a total of 871,452 and 566,359 shares were granted under the Stock Bonus Program for each of the performance years ended December 31, 2025, and 2024, respectively.

For the three months ended September 30, 2026 and 2025, the Company recognized approximately $3.1 million and $3.1 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units, the stock bonus program and the ESPP. For the nine months ended September 30, 2026 and 2025, the Company recognized approximately $10.1 million and $11.0 million, respectively, of stock-based compensation expense with respect to options, restricted stock awards, restricted stock units, the stock bonus program and the ESPP.

As of September 30, 2026, total unrecognized stock-based compensation expense related to our stock options and restricted stock was $1.0 million and $4.1 million, respectively, and is expected to be recognized over a weighted average period of 1.4 years and 1.6 years, respectively.

Dividends Declared and Paid

On October 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.3 million was paid to holders of record as of January 26, 2026, on February 2, 2026.

On March 4, 2026, the board of directors approved a quarterly dividend of $0.20 per share. The dividend of $3.6 million was paid to holders of record as of April 27, 2026, on May 4, 2026.

On May 1, 2026, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.6 million was paid to holders of record as of July 27, 2026, on August 3, 2026.

On August 4, 2026, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.6 million was paid to shareholders of record as of October 26, 2026, on November 2, 2026.

In November 2026, the Company's Board of Directors approved the suspension of its quarterly cash dividend in order to redirect capital toward general corporate liquidity and strategic growth opportunities. Any future declaration of dividends will be at the discretion of the Board of Directors.

Note 9. Net (Loss) Income Per Share

Basic earnings per common share (“EPS”) is generally calculated as income available to common shareholders divided by the weighted average number of common shares outstanding. Diluted EPS is generally calculated as (loss) income available to common shareholders divided by the weighted average number of common shares outstanding plus the dilutive effect of common share equivalents. Stock-based compensation awards that are out-of-the-money and stock options and restricted stock units in which the market-based performance criteria have not been met as of the end of the respective reporting period are omitted from the calculation of Diluted EPS.

The following table sets forth the computations of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Numerator:
Net (loss) income	$(3,986)	$(5,498)	$(42,835)	$(5,000)
Net income from non-controlling interest	160	404	513	1,317
Net (loss) income attributable to controlling interest	$(4,146)	$(5,902)	$(43,348)	$(6,317)

Denominator:
Weighted average shares of common stock outstanding	18,028	16,299	17,559	16,139
Effect of dilutive common stock equivalents	—	—	—	—
Weighted average diluted common shares outstanding	18,028	16,299	17,559	16,139

Basic loss per share	$(0.23)	$(0.36)	$(2.47)	$(0.39)

Diluted loss per share	$(0.23)	$(0.36)	$(2.47)	$(0.39)

The Company had the following dilutive securities that were not included in the computation of diluted net (loss) income per share as they were considered anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	5,641	5,722	5,558	5,775
Stock options with unsatisfied market conditions	1,387	1,324	1,251	1,266
Restricted stock units	737	477	719	470
Restricted stock units with unsatisfied market conditions	1,150	695	1,156	678
Restricted stock awards	195	135	186	134
Shares to be issued under stock bonus program	970	718	624	558
Shares expected to be issued under the 2021 Employee Stock Purchase Plan	38	16	42	45
Note 10. Commitments and Contingencies

The Company is involved in legal proceedings in which damages and claims have been asserted against us. The Company believes that it has valid defenses to such proceedings and claims and intends to vigorously defend the Company. Management does not believe that any such matters will have a material adverse effect on our financial position, results of operations, or liquidity. The Company records a loss contingency if the potential loss from a proceeding or claim is considered probable and the amount can be reasonably estimated or a range of loss can be determined. The Company provides disclosure when it is reasonably possible that a loss will be incurred in excess of any recorded provision. Significant judgment is required in these determinations. As additional information becomes available, the Company reassesses prior determinations and may change its estimates. Litigation is subject to many uncertainties, and the outcome of litigation is not predictable with assurance.

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

Direct operating expenses represents our significant expense category and aligns with the segment level information that is regularly provided to the CODM. Segment profit excludes unallocated corporate expenses and the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance, and primarily excludes expenses related to corporate stewardship and administration activities.

The following tables present the Company's reportable segment results for the three months ended September 30, 2026 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$45,348	$17,071	$47,186	$1,343	$—	$110,948
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	36,861	10,875	32,622	1,912	—	82,270
Segment Profit (Loss)	$8,487	$6,196	$14,564	$(569)	$—	$28,678
Depreciation and amortization	227	797	2,352	22	1,463	4,861
Corporate expenses	—	—	—	—	6,073	6,073
Stock-based compensation	552	111	377	3	2,056	3,099
Transaction and business realignment costs	—	—	694	—	369	1,063
Impairment of intangible assets, goodwill and long-lived assets	—	—	8,100	—	—	8,100
Net gain on sale and retirement of assets	—	—	(22)	—	—	(22)
Operating income (loss)	$7,708	$5,288	$3,063	$(594)	$(9,961)	$5,504

The following table presents the Company's reportable segment results for the three months ended September 30, 2025 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$40,228	$18,649	$46,997	$885	$—	$106,759
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	31,590	12,442	33,633	1,093	—	78,758
Segment Profit (Loss)	$8,638	$6,207	$13,364	$(208)	$—	$28,001
Depreciation and amortization	209	444	2,532	23	1,438	4,646
Corporate expenses	—	—	—	—	5,985	5,985
Stock-based compensation	631	100	375	3	1,957	3,066
Transaction and business realignment costs	—	—	205	6	6,680	6,891
Impairment of intangible assets, goodwill and long-lived assets	3,000	—	98	—	—	3,098
Net gain on sale and retirement of assets	—	—	(1,617)	—	(4)	(1,621)
Operating income (loss)	$4,798	$5,663	$11,771	$(240)	$(16,056)	$5,936

The following tables present the Company's reportable segment results for the nine months ended September 30, 2026 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$131,833	$51,747	$132,344	$7,158	$—	$323,082
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	104,947	33,196	96,353	7,861	—	242,357
Segment Profit (Loss)	$26,886	$18,551	$35,991	$(703)	$—	$80,725
Depreciation and amortization	693	2,359	7,093	66	4,129	14,340
Corporate expenses	—	—	—	—	16,947	16,947
Stock-based compensation	1,628	329	1,464	10	6,701	10,132
Transaction and business realignment costs	—	—	1,439	42	2,896	4,377
Impairment of intangible assets, goodwill and long-lived assets	—	—	43,331	—	—	43,331
Net loss (gain) on sale and retirement of assets	—	98	(434)	—	(4)	(340)
Operating income (loss)	$24,565	$15,765	$(16,902)	$(821)	$(30,669)	$(8,062)

The following tables present the Company's reportable segment results for the nine months ended September 30, 2025 (in thousands):

	Digital Advertising	Subscription Digital Marketing Solutions	Broadcast Advertising	Other	Corporate and Other Reconciling Items	Total
Net revenue	$119,517	$56,438	$137,581	$7,346	$—	$320,882
Direct operating expenses, excluding depreciation, amortization and stock-based compensation	92,082	37,812	100,583	6,926	—	237,403
Segment Profit	$27,435	$18,626	$36,998	$420	$—	$83,479
Depreciation and amortization	641	1,352	7,657	70	3,899	13,619
Corporate expenses	—	—	—	—	16,905	16,905
Stock-based compensation	1,555	375	1,146	10	7,958	11,044
Transaction and business realignment costs	—	—	543	18	10,157	10,718
Impairment of intangible assets, goodwill and long-lived assets	3,000	—	1,598	—	—	4,598
Net gain on sale and retirement of assets	—	—	(7,520)	—	(4)	(7,524)
Operating income (loss)	$22,239	$16,899	$33,574	$322	$(38,915)	$34,119

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

Broadcast Advertising

Our Broadcast Advertising segment includes our portfolio of 335 local terrestrial radio stations. Our primary source of Broadcast Advertising net revenue is the sale of advertising on our local radio stations primarily to local and regional spot advertisers and, to a lesser extent, national spot and national network advertisers. We believe we are the largest and best-capitalized owner and operator of radio stations focused solely on markets outside the top 50 markets in the United States. Given the stability of radio’s audience, its broad reach and its relatively low cost as compared to competing advertising media such as television, we believe radio continues to offer an attractive value proposition to advertisers. The price point for radio advertising on a cost per thousand basis is lower than most other local media that deliver similar scale. This makes radio more affordable and accessible for the type of small and mid-sized businesses typically found in our local markets outside the top 50 markets in the U.S.

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

OVERVIEW OF OUR PERFORMANCE

Highlights of Our Financial Performance

Certain key financial developments in our business for the three months ended September 30, 2026 as compared to the same period in 2025 are summarized below:

•Net revenue increased $4.2 million, or 3.9%, primarily driven by a $5.1 million increase in our Digital Advertising net revenue, a $0.5 million increase in Other net revenue and a $0.2 million increase in our Broadcast Advertising net revenue. These increases were partially offset by a $1.6 million decrease in Subscription Digital Marketing Solutions net revenue.

•Excluding political revenue of $2.9 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, net revenue increased $1.5 million, or 1.4%, to $108.0 million. Digital Advertising net revenue increased $5.0 million, or 12.4%, to $45.2 million, and Broadcast Advertising net revenue decreased $2.4 million, or 5.2%, to $44.4 million.

•Operating income decreased $0.4 million to $5.5 million for the three months ended September 30, 2026. The decrease was primarily driven by a $5.0 million increase in non-cash impairment charges, a $3.5 million increase in direct operating expenses and a $1.6 million decrease in net gain on sale and retirement of assets, partially offset by a $5.8 million decrease in transaction and business realignment costs and the $4.2 million increase in net revenue discussed above.

•Digital Advertising reported operating income of $7.7 million for the three months ended September 30, 2026, an increase of $2.9 million, as compared to the same period in 2025, primarily due to a non-cash goodwill impairment charge of $3.0 million that was incurred in 2025. Subscription Digital Marketing Solutions reported operating income of $5.3 million, a decrease of $0.4 million from the three months ended September 30, 2025. Broadcast Advertising reported operating income of $3.1 million for the three months ended September 30, 2026, which represents a decrease of $8.7 million, as compared to operating income of $11.8 million for the same period in 2025.

The decrease is primarily due to incremental non-cash impairment charges of $8.0 million and a $1.6 million decrease in net gain on sales and retirements of assets, partially offset by a $1.2 million increase in segment profit.

Certain key financial developments in our business for the nine months ended September 30, 2026, as compared to the same period in 2025 are summarized below:

•Net revenue for the nine months ended September 30, 2026 as compared to the same period in 2025 increased $2.2 million, or 0.7%, primarily driven by a $12.3 million increase in Digital Advertising net revenue, which was partially offset by a $5.2 million decrease in Broadcast Advertising net revenue and a $4.7 million decrease in our Subscription Digital Marketing Solutions net revenue.

•Excluding political revenue of $4.9 million and $1.3 million for the nine months ended September 30, 2026 and 2025, respectively, net revenue decreased $1.4 million, or 0.4% to $318.2 million, Broadcast Advertising net revenue decreased $8.8 million, or 6.4%, to $127.7 million, and Digital Advertising net revenue increased $12.2 million, or 10.3%, to $131.6 million.

•Operating income decreased $42.2 million for the nine months ended September 30, 2026, to an operating loss of $8.1 million, primarily due to a $38.7 million increase in non-cash impairment charges, a $7.2 million decrease in net gain on sales and retirements of assets and a $5.0 million increase in direct operating expenses. These changes were partially offset by a $6.3 million decrease in transaction and business realignment costs and the $2.2 million increase in net revenue.

Consolidated Results of Operations

Three months ended September 30, 2026 compared to three months ended September 30, 2025

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Three Months Ended September 30,
Statement of Operations Data:	2026	2025	$ Change	% Change
Net revenue	$110,948	$106,759	$4,189	3.9%

Operating costs and expenses:
Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	82,270	78,758	3,512	4.5%
Depreciation and amortization	4,861	4,646	215	4.6%
Corporate expenses	6,073	5,985	88	1.5%
Stock-based compensation	3,099	3,066	33	1.1%
Transaction and business realignment costs	1,063	6,891	(5,828)	(84.6)%
Impairment of intangible assets, goodwill and long-lived assets	8,100	3,098	5,002	161.5%
Net gain on sales and retirement of assets	(22)	(1,621)	1,599	(98.6)%
Total operating costs and expenses	105,444	100,823	4,621	4.6%
Operating income	5,504	5,936	(432)	(7.3)%
Other expense:
Interest expense, net	11,934	12,606	(672)	(5.3)%
Gain on extinguishment of debt	—	(247)	247	(100.0)%
Other (income) expense, net	(530)	135	(665)	(492.6)%
Loss from operations	(5,900)	(6,558)	658	(10.0)%
Income tax benefit	(1,914)	(1,060)	(854)	80.6%
Net loss	$(3,986)	$(5,498)	$1,512	(27.5)%

Segment Results

The following table presents the Company's reportable segment net revenue, direct operating expenses and segment profit for the three months ended September 30, 2026 and 2025 (in thousands):

	Net Revenue				Direct Operating Expenses				Segment Profit (Loss)
	Three Months Ended September 30,				Three Months Ended September 30,				Three Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Digital Advertising	$45,348	$40,228	$5,120	12.7%	$36,861	$31,590	$5,271	16.7%	$8,487	$8,638	$(151)	(1.7)%
Subscription Digital Marketing Solutions	17,071	18,649	(1,578)	(8.5)%	10,875	12,442	(1,567)	(12.6)%	6,196	6,207	(11)	(0.2)%
Broadcast Advertising	47,186	46,997	189	0.4%	32,622	33,633	(1,011)	(3.0)%	14,564	13,364	1,200	9.0%
Other	1,343	885	458	51.8%	1,912	1,093	819	74.9%	(569)	(208)	(361)	173.6%
Total	$110,948	$106,759	$4,189	3.9%	$82,270	$78,758	$3,512	4.5%	$28,678	$28,001	$677	2.4%

Net Revenue

Net revenue for the three months ended September 30, 2026 increased $4.2 million, or 3.9%, as compared to the same period in 2025. Digital Advertising net revenue increased $5.1 million, or 12.7%, due to increases in the purchases of advertising by our clients, other net revenue increased $0.5 million, or 51.8%, due to the timing of certain events in the current period as compared to the same period a year ago, and Broadcast Advertising net revenue increased $0.2 million, or 0.4% due to an increase in political revenue. These increases were partially offset by a $1.6 million, or 8.5%, decrease in Subscription Digital Marketing Solutions net revenue, due to reduced sales velocity as a result of lower sales headcount.

Direct Operating Expenses

Direct operating expenses for the three months ended September 30, 2026 increased by $3.5 million, or 4.5%, as compared to the same period in 2025. Digital Advertising direct operating expenses increased by $5.3 million, or 16.7%, as a result of higher costs associated with acquiring digital advertising inventory, partially driven by the increase in net revenue discussed above. Other direct operating expenses increased $0.8 million, or 74.9%, primarily due to higher talent and production costs. These increases were partially offset by a decrease of $1.6 million, or 12.6% of Subscription Digital Marketing Solutions direct operating expenses primarily due to lower compensation, and a $1.0 million, or 3.0%, decrease in Broadcast Advertising direct operating expenses primarily due to lower compensation, each as compared to the same period a year ago.

Segment Profit

Segment profit for the three months ended September 30, 2026 increased by $0.7 million, or 2.4%, when compared with the same period in 2025. Broadcast Advertising segment profit increased $1.2 million, or 9.0%, primarily due to the decrease in direct operating expenses. Our Other segment profit decreased $0.4 million, primarily due to the increase in direct operating expenses discussed above.

Transaction and Business Realignment Costs

Transaction and business realignment costs for the three months ended September 30, 2026 decreased $5.8 million, or 84.6%, as compared to the same period in 2025, primarily due to costs incurred in 2025 related to a change in the provider for listing management tools supporting the Subscription Digital Marketing Solutions segment and the August 2025 settlement between the Radio Music License Committee and performing rights organizations related to music license royalty payments from 2022 through June of 2025. These costs were not incurred in 2026.

Impairment of intangible assets, goodwill and long-lived assets

The Company incurred $8.1 million of non-cash impairment charges related to FCC licenses during the three months ended September 30, 2026, as compared to no impairment charges related to FCC licenses for the same period in 2025. The impairment charge was primarily driven by an increase in the weighted average cost of capital, caused by an increase in U.S. treasury and industry bond yields. For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

During the third quarter of 2025, the Company concluded that the carrying amount of the National Digital reporting unit exceeded its fair value resulting in the recognition of a non-cash goodwill impairment charge of $3.0 million.

Unfavorable changes in key assumptions utilized in the impairment assessment of our FCC licenses may affect future testing results. For example, keeping all other assumptions constant, a 100-basis point increase in the weighted average cost of capital as of the date of our last quantitative assessment would cause the estimated fair values of our FCC licenses to decrease by $14.7 million which would have resulted in an incremental impairment charge of $8.8 million as of September 30, 2026. A 100-basis point decline in the long-term revenue growth rate would cause the estimated fair values of our FCC licenses to decrease by $8.5 million which would have resulted in an incremental impairment charge of $4.5 million as of September 30, 2026. Finally, a 100-basis point decline in operating profit margins would result in a decrease in the estimated fair values of our FCC licenses of $8.9 million which would result in an incremental impairment charge of $4.5 million. Assumptions used to estimate the fair value of our FCC licenses are also dependent upon the expected performance and growth of our traditional broadcast radio operations. In the event broadcast radio revenue experiences actual or anticipated declines in excess of these assumptions, such declines will have a negative impact on the estimated fair value of our FCC licenses, and the Company could recognize additional impairment charges, which could be material.

Net Gain on Sale and Retirement of Assets

During the three months ended September 30, 2025, the Company recognized $1.6 million in net gains on the sales of property and leased assets in several markets, including a $0.7 million gain on the sale of property in the Bismarck, ND market.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025
Term Loan	$10,061	$11,061
Revolver	235	85
Finance leases and other	245	212
Deferred financing costs	264	237
Debt discount amortization	1,129	1,011
Interest expense, net	$11,934	$12,606

Interest expense decreased primarily due to a lower effective interest rate on the term loan, reflecting a decline in SOFR compared to the prior-year period, and lower outstanding term loan principal balances resulting from scheduled quarterly and voluntary repayments. These decreases were partially offset by higher interest expense on the revolving credit facility due to higher average outstanding borrowings. For additional information regarding the terms of the credit agreement and effective interest rates, see Note 6, Long-Term Debt, in the Notes to Unaudited Consolidated Financial Statements.

Income tax benefit

We recognized an income tax benefit of $1.9 million for the three months ended September 30, 2026, as compared to $1.1 million for the same period in 2025. Our effective tax rate for the three months ended September 30, 2026 and 2025 was approximately 32.4% and 16.2%, respectively. The effective tax rate and tax provision for the three months ended September 30, 2026 is driven by the valuation allowance for interest expense carryforwards, non-deductible compensation and the effects of non-cash impairment charges recognized for the three months ended September 30, 2026.

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

Consolidated Results of Operations

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following table summarizes our historical consolidated results of operations:

($ in thousands)	Nine Months Ended September 30,
Statement of Operations Data:	2026	2025	$ Change	% Change
Net revenue	$323,082	$320,882	$2,200	0.7%

Direct operating expenses, excluding depreciation, amortization, and stock-based compensation	242,357	237,403	4,954	2.1%
Depreciation and amortization	14,340	13,619	721	5.3%
Corporate expenses	16,947	16,905	42	0.2%
Stock-based compensation	10,132	11,044	(912)	(8.3)%
Transaction and business realignment costs	4,377	10,718	(6,341)	(59.2)%
Impairment of intangible assets, goodwill and long-lived assets	43,331	4,598	38,733	842.4%
Net gain on sales and retirement of assets	(340)	(7,524)	7,184	(95.5)%
Total operating costs and expenses	331,144	286,763	44,381	15.5%
Operating (loss) income	(8,062)	34,119	(42,181)	(123.6)%
Other expense:
Interest expense, net	34,693	35,497	(804)	(2.3)%
Loss on extinguishment of debt	—	1,205	(1,205)	(100.0)%
Other (income) expense, net	(371)	226	(597)	(264.2)%
(Loss) income from operations	(42,384)	(2,809)	(39,575)	1,408.9%
Income tax provision	451	2,191	(1,740)	(79.4)%
Net loss	$(42,835)	$(5,000)	$(37,835)	756.7%

Segment Results

The following table presents the Company's reportable segment net revenue, direct operating expenses and segment profit for the nine months ended September 30, 2026 and 2025 (in thousands):

	Net Revenue				Direct Operating Expenses				Segment Profit (Loss)
	Nine Months Ended September 30,				Nine Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Digital Advertising	$131,833	$119,517	$12,316	10.3%	$104,947	$92,082	$12,865	14.0%	$26,886	$27,435	$(549)	(2.0)%
Subscription Digital Marketing Solutions	51,747	56,438	(4,691)	(8.3)%	33,196	37,812	(4,616)	(12.2)%	18,551	18,626	(75)	(0.4)%
Broadcast Advertising	132,344	137,581	(5,237)	(3.8)%	96,353	100,583	(4,230)	(4.2)%	35,991	36,998	(1,007)	(2.7)%
Other	7,158	7,346	(188)	(2.6)%	7,861	6,926	935	13.5%	(703)	420	(1,123)	**
Total	$323,082	$320,882	$2,200	0.7%	$242,357	$237,403	$4,954	2.1%	$80,725	$83,479	$(2,754)	(3.3)%

Net Revenue

Net revenue for the nine months ended September 30, 2026 increased $2.2 million, or 0.7%, as compared to the same period in 2025. Digital Advertising net revenue increased $12.3 million, or 10.3%, due to increases in the purchases of advertising by our clients. This increase was partially offset by a $5.2 million, or 3.8%, decrease in Broadcast Advertising net revenue due to decreases in the purchases of advertising by our clients, which was partially offset by increased political revenue, a $4.7 million, or 8.3%, decrease in Subscription Digital Marketing Solutions net revenue due to reduced sales velocity, and a $0.2 million, or 2.6%, decrease in Other net revenue.

Direct Operating Expenses

Direct operating expenses for the nine months ended September 30, 2026 increased by $5.0 million, or 2.1%, as compared to the same period in 2025. Digital Advertising direct operating expenses increased $12.9 million, or 14.0%, primarily due to higher inventory and compensation costs. Other direct operating expenses increased $0.9 million, or 13.5%, primarily due to higher talent fees in 2026 as compared to 2025. These increases were partially offset by a decrease in Subscription Digital Marketing Solutions direct operating expenses of $4.6 million or 12.2%, and a decrease in Broadcast Advertising direct operating expenses of $4.2 million, or 4.2%, each primarily due to lower compensation.

Segment Profit

Segment profit for the nine months ended September 30, 2026 decreased by $2.8 million, or 3.3%, as compared to the same period in 2025. Other segment profit decreased by $1.1 million, primarily due to higher talent fees, and Broadcast Advertising segment profit decreased $1.0 million, or 2.7%, primarily due to the decline in net revenue. Digital Advertising segment profit decreased $0.5 million, or 2.0%, primarily due to the increases in inventory and compensation costs discussed above.

Transaction and business realignment costs

Transaction and business realignment costs for the nine months ended September 30, 2026 decreased $6.3 million or 59.2% , as compared to the same period in 2025, due to the costs incurred in the prior year period associated with a change in the provider for listing management tools supporting the Subscription Digital Marketing Solutions segment and the August 2025 settlement between the Radio Music License Committee and performing rights organizations related to music license royalty payments from 2022 through June of 2025. These costs were not incurred in 2026.

Impairment of intangible assets, goodwill and long-lived assets

The Company incurred a total of $43.3 million in non-cash impairment charges related to FCC licenses in 21 of our 74 local markets during the nine months ended September 30, 2026, as compared to non-cash impairment charges of $1.5 million for FCC licenses in 4 of our 74 local markets during the nine months ended September 30, 2025. The non-cash impairment charges in 2026 were primarily driven by decreases in third-party forecasts of broadcast revenue and increases in the discount rate applied in the valuation of our FCC licenses due to an increase in the weighted average cost of capital, caused by increases in U.S. treasury and industry bond yields.

During the nine months ended September 30, 2025, the Company concluded that the carrying amount of the National Digital reporting unit exceeded its fair value resulting in the recognition of a non-cash goodwill impairment charge of $3.0 million.

For further discussion, see Note 5, Goodwill and Other Intangible Assets, in the Notes to Unaudited Consolidated Financial Statements.

Net Gain on Sale and Retirement of Assets

During the nine months ended September 30, 2026, the Company recognized $0.3 million in net gain on the sale and retirement of assets, as compared to net gain on the sale and retirement of assets of $7.5 million during the same period in 2025, which included a $5.6 million and $0.7 million gain on the sales of property in the Boise, ID and Bismarck, ND markets, respectively, during the nine months ended September 30, 2025.

Interest Expense, net

The following table illustrates the components of our interest expense, net for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2026	2025
2026 Notes	$—	$4,282
Term Loan	29,773	26,893
Revolver	493	362
Finance leases and other	669	702
Deferred financing costs	713	802
Debt discount amortization	3,045	2,456
Interest expense, net	$34,693	$35,497

Interest expense, net decreased $0.8 million, or 2.3%, for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to the absence of interest expense associated with the 2026 Notes, which were refinanced on February 19, 2025, and were partially offset by higher Term Loan interest expense and increased amortization of debt discount. The increase in Term Loan interest expense was primarily attributable to the Term Loan being outstanding for the full nine-month period in 2026, compared to the period beginning February 19, 2025, partially offset by declines in SOFR and reductions in outstanding principal resulting from scheduled quarterly and voluntary repayments. For further discussion of our debt arrangements, see Note 6, Long-Term Debt, in the Notes to Unaudited Consolidated Financial Statements.

Loss on Extinguishment of Debt

During the nine months ended September 30, 2025, the Company recognized a $1.2 million net loss on the early extinguishment of debt, comprised of the write-off of $1.5 million of unamortized deferred financing fees previously capitalized in connection with the Company's 2026 Notes, partially offset by a $0.2 million net gain on the voluntary repayment of an aggregate $5.8 million principal amount of Term Loan below par, plus accrued interest during the nine months ended September 30, 2025.

Income tax provision

We recognized a provision for income taxes of $0.5 million for the nine months ended September 30, 2026, as compared to $2.2 million for the same period in 2025. Our effective tax rate for the period was approximately 1.1% for the nine months ended September 30, 2026 as compared to 78.0% for the nine months ended September 30, 2025. The effective tax rate and provision for the nine months ended September 30, 2026 is driven by the valuation allowance for interest expense carryforwards, non-deductible compensation and the effects of non-cash impairment charges recognized for the nine months ended September 30, 2026.

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

Liquidity and Capital Resources

The following table summarizes our change in cash and cash equivalents (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents	$4,610	$3,211
Restricted cash	323	323

Cash provided by operating activities	12,900	18,009
Cash used in investing activities	(9,005)	(3,391)
Cash used in financing activities	(3,779)	(44,074)
Net increase (decrease) in cash and cash equivalents and restricted cash	$116	$(29,456)

Operating Activities

Net cash provided by operating activities was approximately $12.9 million for the nine months ended September 30, 2026, as compared to $18.0 million for the same period in 2025. The decrease was primarily related to net changes in working capital balances, particularly accounts receivable, accounts payable and accrued expenses, partially offset by lower cash interest payments in 2026.

Investing Activities

Net cash used in investing activities was $9.0 million for the nine months ended September 30, 2026, as compared to $3.4 million for the same period in 2025. The increase in net cash used in investing activities was primarily due to a $7.6 million decrease in net proceeds from sales of assets in 2026, partially offset by a $1.9 million decrease in purchases of property and equipment.

Financing Activities

Net cash used in financing activities was $3.8 million for the nine months ended September 30, 2026 as compared to $44.1 million for the same period in 2025. The primary differences in net cash used in financing activities include:

•$25.7 million of net cash utilized in the February 2025 debt refinancing transactions, including fees and expenses;
•$18.0 million in borrowings under the Revolver during the nine months ended September 30, 2026, as compared to $5.0 million in net borrowings during the same period in 2025;
•Fixed term loan repayments of $8.8 million in 2026, as compared to total repayments of $11.1 million in 2025;
•$1.5 million of shares repurchased to cover employee tax withholdings on restricted stock that vested during the nine months ended September 30, 2025, which did not recur in 2026; and
•$10.9 million of dividend payments in 2026, as compared to $9.8 million of dividend payments in 2025.

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

As of September 30, 2026, we had $446.7 million of outstanding indebtedness, net of unamortized discount and deferred financing costs of $20.8 million.

Based on the terms of our Senior Secured Credit Facility, as of September 30, 2026, we expect our mandatory debt service requirements to be approximately $53.4 million over the next twelve months. See Note 6, Long-Term Debt, in our Notes to Consolidated Financial Statements for additional information related to our Senior Secured Credit Facility.

As of September 30, 2026 we had $4.6 million of cash and cash equivalents, and $57.6 million of receivables from customers, which historically have had an average collection cycle of approximately 50 days. As of September 30, 2026, the Company had no amount available under its revolving credit facility. Amounts borrowed under the revolving credit facility above an aggregate $6.0 million as of the end of each fiscal quarter require compliance with a net leverage ratio covenant, which could limit the Company’s ability to access the full amount of the facility in future periods.

On October 29, 2025, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.3 million was paid to holders of record as of January 26, 2026 on February 2, 2026.

On March 4, 2026, the board of directors approved a quarterly dividend of $0.20 per share. The dividend of $3.6 million was paid to holders of record as of April 27, 2026 on May 4, 2026.

On May 1, 2026, the board of directors approved a quarterly cash dividend of $0.20 per share. The dividend of $3.6 million was paid to holders of record as of July 27, 2026 on August 3, 2026.

On August 4, 2026, the board of directors approved a quarterly cash dividend of $0.20 per share. The $3.6 million dividend was paid on November 2, 2026 to shareholders of record as of the close of business on October 26, 2026.

Our anticipated uses of cash in the near term include working capital needs, interest payments, debt amortization payments, excess cashflow payments that may be required under the terms of the Credit Agreement, other obligations, and capital expenditures. The Company believes that the cash generated by its operations should be sufficient to meet its liquidity needs for at least the next 12 months. However, our ability to fund our working capital needs, interest payments, debt payments, other obligations, capital expenditures, and to comply with financial covenants under our debt agreements, depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions, increases or decreases in advertising spending, changes in the highly competitive industry in which we operate, which may be rapid, and other factors, many of which are beyond our control. To the extent that current and anticipated future sources of liquidity are insufficient to fund our future business activities and requirements, we may be required to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders, while the incurrence of debt financing would result in additional debt service obligations. Such debt instruments could introduce covenants that might restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

In November 2026, the Company's Board of Directors approved the suspension of its quarterly cash dividend in order to redirect capital toward general corporate liquidity and strategic growth opportunities. Any future declaration of dividends will be at the discretion of the Board of Directors.

In October of 2026, the Company closed on the sale of property in Lake Charles, LA for approximately $4.6 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), with the assistance of other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Our disclosure controls and procedures are intended to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO and CFO have concluded that the disclosure controls and procedures were effective as of September 30, 2026.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement. An evaluation of effectiveness is subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may decrease over time.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There is no current material pending litigation to which we are a party and no material legal proceedings were terminated, settled or otherwise resolved during the three and nine months ended September 30, 2026. In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters related to intellectual property, personal injury, employee, or other matters. These matters are subject to many uncertainties and outcomes are not predictable with assurance. However, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarter ended September 30, 2026.

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
Date: November 4, 2026
By:	/s/ Stuart Rosenstein
Name: Stuart Rosenstein
Title: Executive Vice President & Chief Financial Officer

By:	/s/ Robert Worshek
Name: Robert Worshek
Title: Senior Vice President, Chief Accounting Officer